Form 10-Q
period 2010-09-30
FRONTIER COMMUNICATIONS CORP
filed 2010-11-09
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of October 29, 2010 was 993,874,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	3

Consolidated Statements of Equity for the nine months ended September 30, 2009, the three months ended December 31, 2009 and the nine months ended September 30, 2010	4

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	44

Signature	45

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction, as described in Note 3 of the Notes to Consolidated Financial Statements.  Historical financial and operating data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and  includes the results of operations of the Acquired Business, as defined in Note 3 of the Notes to Consolidated Financial Statements, from the date of acquisition on July 1, 2010.  The financial discussion represents an analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and nine months ended September 30, 2010 and 2009, which includes the results of operations of the Acquired Business for just the three months ended September 30, 2010.

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$351,065	$358,693
Accounts receivable, less allowances of $51,054 and $30,171, respectively	568,914	190,745
Prepaid expenses	159,200	28,081
Income taxes and other current assets	57,070	102,561
Total current assets	1,136,249	680,080

Restricted cash	187,400	-
Property, plant and equipment, net	7,575,800	3,133,521
Goodwill	6,256,282	2,642,323
Other intangibles, net	2,645,083	247,527
Other assets	194,124	174,804
Total assets	$17,994,938	$6,878,255

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$79,987	$7,236
Accounts payable	346,390	139,556
Other current liabilities	901,522	245,885
Total current liabilities	1,327,899	392,677

Deferred income taxes	2,043,575	722,192
Other liabilities	1,107,882	630,187
Long-term debt	8,181,603	4,794,129

Equity:
Shareholders' equity of Frontier:

Common stock, $0.25 par value (1,750,000,000 and 600,000,000 authorized shares, respectively, 993,883,000 and 312,328,000 outstanding, respectively, and 1,027,986,000 and 349,456,000 issued, respectively, at September 30, 2010 and December 31, 2009)	256,997	87,364
Additional paid-in capital	5,708,020	956,401
Retained earnings	31,115	2,756
Accumulated other comprehensive loss, net of tax	(241,347)	(245,519)
Treasury stock	(433,179)	(473,391)
Total shareholders' equity of Frontier	5,321,606	327,611
Noncontrolling interest in a partnership	12,373	11,459
Total equity	5,333,979	339,070
Total liabilities and equity	$17,994,938	$6,878,255

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
($ in thousands, except for per-share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$1,402,968	$526,816	$2,438,954	$1,596,914

Operating expenses:
Network access expenses	134,132	54,549	240,814	174,436
Other operating expenses	616,364	192,948	999,038	585,906
Depreciation and amortization	339,894	103,123	540,917	373,499
Acquisition and integration costs	78,533	3,706	125,867	14,457
Total operating expenses	1,168,923	354,326	1,906,636	1,148,298

Operating income	234,045	172,490	532,318	448,616

Investment income	397	655	6,394	5,480
Other income, net	2,207	5,200	13,497	13,240
Interest expense	166,607	96,578	354,362	283,997

Income before income taxes	70,042	81,767	197,847	183,339
Income tax expense	40,358	29,021	88,752	65,328

Net income	29,684	52,746	109,095	118,011
Less: Income attributable to the noncontrolling interest in a partnership	689	587	2,414	1,631

Net income attributable to common shareholders of Frontier	$28,995	$52,159	$106,681	$116,380

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.03	$0.17	$0.18	$0.37

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, THE THREE MONTHS ENDED DECEMBER 31, 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010
($ and shares in thousands, except for per-share amounts)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2009	349,456	$87,364	$1,117,936	$38,163	$(237,152)	(38,142)	$(487,266)	$10,561	$529,606
Stock plans	-	-	(8,248)	-	-	1,013	13,792	-	5,544
Dividends on common stock	-	-	(156,176)	(78,099)	-	-	-	-	(234,275)
Net income	-	-	-	116,380	-	-	-	1,631	118,011
Other comprehensive income, netof tax	-	-	-	-	11,375	-	-	-	11,375
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance September 30, 2009	349,456	87,364	953,512	76,444	(225,777)	(37,129)	(473,474)	10,692	428,761
Stock plans	-	-	2,889	-	-	1	83	-	2,972
Dividends on common stock	-	-	-	(78,091)	-	-	-	-	(78,091)
Net income	-	-	-	4,403	-	-	-	767	5,170
Other comprehensive loss, net of tax	-	-	-	-	(19,742)	-	-	-	(19,742)
Balance December 31, 2009	349,456	87,364	956,401	2,756	(245,519)	(37,128)	(473,391)	11,459	339,070
Acquisition of Spinco	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(31,927)	-	-	3,025	40,212	-	8,285
Dividends on common stock	-	-	(264,720)	(78,322)	-	-	-	-	(343,042)
Net income	-	-	-	106,681	-	-	-	2,414	109,095
Other comprehensive income, net of tax	-	-	-	-	4,172	-	-	-	4,172
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance September 30, 2010	1,027,986	$256,997	$5,708,020	$31,115	$(241,347)	(34,103)	$(433,179)	$12,373	$5,333,979

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
($ in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Net income	$29,684	$52,746	$109,095	$118,011
Other comprehensive income (loss), net of tax	(3,782)	3,326	4,172	11,375
Comprehensive income	25,902	56,072	113,267	129,386

Less: Comprehensive income attributable to the noncontrolling interest in a partnership	(689)	(587)	(2,414)	(1,631)

Comprehensive income attributable to the common shareholders of Frontier	$25,213	$55,485	$110,853	$127,755

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
($ in thousands)
(Unaudited)

	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$109,095	$118,011
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	540,917	373,499
Stock based compensation expense	9,930	6,974
Pension/OPEB costs	24,224	24,802
Gain on extinguishment of debt	-	(7,755)
Other non-cash adjustments	5,866	1,293
Deferred income taxes	10,092	11,097
Change in accounts receivable	(13,356)	17,409
Change in accounts payable and other liabilities	166,398	(53,481)
Change in prepaid expenses, income taxes and other current assets	33,004	(1,228)
Net cash provided by operating activities	886,170	490,621

Cash flows provided from (used by) investing activities:
Cash transferred to escrow	(115,000)	-
Capital expenditures - Business operations	(252,360)	(161,893)
Capital expenditures - Integration activities	(77,936)	(2,607)
Cash paid for Spinco acquisition, net	(82,560)	-
Other assets purchased and distributions received, net	(1,728)	951
Net cash used by investing activities	(529,584)	(163,549)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	-	538,830
Long-term debt payments	(6,286)	(355,915)
Financing costs paid	(12,431)	(1,021)
Issuance of common stock	-	680
Dividends paid	(343,042)	(234,275)
Repayment of customer advances for construction and distributions to noncontrolling interests	(2,455)	(2,843)
Net cash used by financing activities	(364,214)	(54,544)

Increase (decrease) in cash and cash equivalents	(7,628)	272,528
Cash and cash equivalents at January 1,	358,693	163,627

Cash and cash equivalents at September 30,	$351,065	$436,155

Supplemental cash flow information:
Cash paid during the period for:
Interest	$299,158	$295,577
Income taxes	$4,042	$59,953

Non-cash investing and financing activities:
Shares issued for Spinco acquisition	$5,217,899	$-
Assumed debt	$3,456,782	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain reclassifications of balances previously reported have been made to conform to the current presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.  For our interim financial statements as of and for the periods ended September 30, 2010, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates and judgments are used when accounting for allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, and pension and other postretirement benefits, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to SEC rules and regulations.  The results of the interim periods are not necessarily indicative of the results for the full year.

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $26.9 million and $9.9 million for the three months ended September 30, 2010 and 2009, respectively, and $48.7 million and $26.1 million for the nine months ended September 30, 2010 and 2009, respectively.

(c)	Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired.  We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  As of July 1, 2010 and as a result of the completion of the Transaction, the Company has five operating segments.  Our operating segments are aggregated into one reportable segment.

In accordance with U.S. GAAP, the Company amortizes intangible assets with estimated useful lives over those lives and reviews such intangible assets to assess any impairment which would necessitate a change in useful life and a different amortization period.  In addition, we periodically reassess the useful lives of our intangible assets to determine whether any changes are required.

(2)   Recent Accounting Literature and Changes in Accounting Principles:

Business Combinations
Business combinations are accounted for utilizing the guidance of Accounting Standards Codification (ASC) Topic 805, formerly Statement of Financial Accounting Standards (SFAS)  No. 141R, as amended by FSP SFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the assets acquired and liabilities assumed at fair value at the acquisition date, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs.  We are accounting for our July 1, 2010 acquisition of approximately 4.0 million access lines from Verizon Communications Inc. (Verizon) (the Transaction) using the guidance included in ASC Topic 805. We incurred approximately $78.5 million and $3.7 million of acquisition and integration related costs in connection with the Transaction during the three months ended September 30, 2010 and 2009, respectively, and approximately $125.9 million and $14.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

(3)   The Transaction:
On July 1, 2010, pursuant to the Agreement and Plan of Merger, dated as of May 13, 2009, as amended, by and among Verizon, New Communications Holdings Inc. (Spinco) and Frontier (the Merger Agreement), Spinco merged with and into Frontier, with Frontier considered the accounting acquirer of the Acquired Business (as defined below) and surviving as the combined company, conducting the combined business operations of Frontier and the Acquired Business (the Merger).  Immediately prior to the Merger, Spinco had been a wholly-owned subsidiary of Verizon and held the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (the Acquired Business), was spun off to Verizon shareholders.

Our consolidated statements of operations for the three and nine months ended September 30, 2010 include $890.2 million of revenue and $134.3 million of operating income related to the results of operations of the Acquired Business from the date of its acquisition on July 1, 2010.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Merger.  Our assessment of fair value is preliminary, and will be adjusted for information that is currently not available to us.

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Merger, based on the total transaction consideration of $5.4 billion.  These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of our consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in thousands)
Total transaction consideration:		$5,411,705
Current assets	$489,034
Property, plant & equipment	4,499,958
Goodwill	3,613,959
Other intangibles – primarily customer list	2,554,147
Other assets	72,400
Current liabilities	(564,734)
Deferred income taxes	(1,302,055)
Long-term debt	(3,456,782)
Other liabilities	(494,222)
Total net assets acquired	$5,411,705

The Transaction provides for a post-closing adjustment for working capital, pension liabilities transferred and pension assets.  Frontier and Verizon have not finalized the results of these calculations.  If an adjustment is made for the working capital “true-up”, the purchase price allocation will be revised.

The fair value of the total consideration issued to acquire the Acquired Business amounted to $5.4 billion and included $5.22 billion for the issuance of Frontier common shares and cash payments of $105.0 million.  As a result of the Merger, Verizon stockholders received 678,530,386 shares of Frontier common stock.  Immediately after the closing of the Merger, Verizon stockholders owned approximately 68.4% of the combined company’s outstanding equity, and existing Frontier stockholders owned approximately 31.6% of the combined company’s outstanding equity.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the Acquired Business as if the acquisition had occurred at the beginning of each period presented below.  The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed at the beginning of each period presented below.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier.  The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any potential cost savings or other operating efficiencies that could result from the Merger.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

	For the three months ended September 30, 2009	For the nine months ended September 30,
		2010	2009
($ in millions, except per share amounts)

Revenue	$1,514	$4,293	$4,617
Operating income	366	941	1,063
Net income attributable to common shareholders of Frontier	129	273	380

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.13	$0.28	$0.38

(4)	Accounts Receivable:
   The components of accounts receivable, net at September 30, 2010 and December 31, 2009 are as follows:

($ in thousands)	September 30, 2010	December 31, 2009

End user	$606,279	$205,384
Other	13,689	15,532
Less: Allowance for doubtful accounts	(51,054)	(30,171)
Accounts receivable, net	$568,914	$190,745

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $20.3 million and $10.5 million for the three months ended September 30, 2010 and 2009, respectively, and $31.6 million and $24.8 million for the nine months ended September 30, 2010 and 2009, respectively.

(5)	Property, Plant and Equipment:
Property, plant and equipment at September 30, 2010 and December 31, 2009 is as follows:

($ in thousands)	September 30, 2010	December 31, 2009

Property, plant and equipment	$12,714,009	$7,803,062
Less: Accumulated depreciation	(5,138,209)	(4,669,541)
Property, plant and equipment, net	$7,575,800	$3,133,521

Depreciation expense is principally based on the composite group method.  Depreciation expense was $211.2 million and $89.1 million for the three months ended September 30, 2010 and 2009, respectively, and $384.1 million and $273.4 million for the nine months ended September 30, 2010 and 2009, respectively.  Effective upon the completion of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we will adopt new lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives for our recently Acquired Business.  These new lives were adopted effective July 1, 2010.

(6)	Goodwill and Other Intangibles:
The components of goodwill and other intangibles at September 30, 2010 and December 31, 2009 are as follows:

($ in thousands)	September 30, 2010	December 31, 2009

Goodwill:	$6,256,282	$2,642,323

Other Intangibles:
Customer base	$2,716,608	$270,309
Software licenses	105,060	-
Trade name and license	137,726	134,680
Other intangibles	2,959,394	404,989
Less: Accumulated amortization	(314,311)	(157,462)
Total other intangibles, net	$2,645,083	$247,527

Amortization expense was $128.7 million and $14.1 million for the three months ended September 30, 2010 and 2009, respectively, and $156.8 million and $100.1 million for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense for both the three and nine months ended September 30, 2010 included $114.7 million for intangible assets (primarily customer base) that were acquired in the Transaction based on a preliminarily estimated fair value of $2.6 billion and a preliminarily estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for the three and nine months ended September 30, 2010 and 2009 included $14.1 million and $42.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense for the three and nine months ended September 30, 2009 included $0 million and $57.9 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009.

(7)	Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at September 30, 2010 and December 31, 2009.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 8,181,603	$ 8,559,155	$ 4,794,129	$ 4,628,132

(8)	Long-Term Debt:
The activity in our long-term debt from December 31, 2009 to September 30, 2010 is summarized as follows:

		Nine months ended September 30, 2010
						Interest
			Debt			Rate* at
	December 31,		Assumed	New	September 30,	Setember 30,
($ in thousands)	2009	Payments	from Spinco	Borrowings	2010	2010

Rural Utilities Service Loan Contracts	$15,600	$(4,148)	$-	$-	$11,452	6.14%

Senior Unsecured Debt	4,855,001	(2,138)	3,450,078	-	8,302,941	8.04%

Industrial Development Revenue Bonds	13,550	-	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$4,884,151	$(6,286)	$3,450,078	$-	$8,327,943	8.04%

Less: Debt Discount	(82,786)				(66,353)
Less: Current Portion	(7,236)				(79,987)

	$4,794,129				$8,181,603

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at September 30, 2010 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$76,089	9.250%	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	144,375	1.938% (Variable)	145,500	1.625% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	131,625	2.313% (Variable)	132,638	2.000% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	-	-
Due 4/15/2017	1,100,000	8.250%	-	-
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	-	-
Due 4/15/2022	500,000	8.750%	-	-
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	-	-
Due 10/15/2029	50,000	8.400%	-	-
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,807,996		4,360,134

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867

Subsidiary Senior Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Capital Lease Obligation	78		-	-
Total	$8,302,941	8.04%	$4,855,001	7.86%

We obtained a letter of credit for $190.0 million to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  On September 8, 2010, we entered into a $190.0 million unsecured letter of credit facility.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).  The letter of credit was issued in its entirety as of the end of the third quarter of 2010.  The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

On March 23, 2010, we entered into a new $750.0 million revolving credit facility (the Credit Facility) that became effective on July 1, 2010, concurrent with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. As of September 30, 2010, we have not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of September 30, 2010. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

On April 12, 2010, Spinco completed a private offering for $3.2 billion aggregate principal amount of Senior Notes (the Senior Notes). The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the completion of the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment by Spinco to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers' discount received by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Merger on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the Senior Notes.   The Senior Notes were recorded at their fair value on the date of acquisition, which was approximately $3.2 billion.

The Senior Notes consist of $500.0 million aggregate principal amount of Senior Notes due 2015 (the 2015 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2017 (the 2017 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2020 (the 2020 Notes) and $500.0 million aggregate principal amount of Senior Notes due 2022 (the 2022 Notes).

The 2015 Notes have an interest rate of 7.875% per annum, the 2017 Notes have an interest rate of 8.25% per annum, the 2020 Notes have an interest rate of 8.50% per annum and the 2022 Notes have an interest rate of 8.75% per annum. The Senior Notes were issued at a price equal to 100% of their face value. In the third quarter of 2010, we completed an exchange offer for the privately placed Senior Notes for registered notes.

Upon completion of the Merger on July 1, 2010, we also assumed additional debt of $250.0 million, including $200.0 million aggregate principal amount of 6.73% Senior Notes due February 15, 2028 and $50.0 million aggregate principal amount of 8.40% Senior Notes due October 15, 2029.

On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014.  The issue price was 91.805% of the principal amount of the notes.  We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts and offering expenses.  During the first nine months of 2009, we used $353.0 million of the proceeds to repurchase $360.8 million principal amount of debt, consisting of $280.8 million of our 9.25% Senior Notes due May 15, 2011 (the 2011 Notes), $54.1 million of our 7.875% Senior Notes due January 15, 2027, $16.0 million of our 7.125% Senior Notes due March 15, 2019 and $9.9 million of our 6.80% Debentures due August 15, 2026.  As a result of these repurchases, a $7.8 million gain was recognized and included in other income, net in our consolidated statements of operations for the nine months ended September 30, 2009.  We used the remaining proceeds from the offering to finance a cash tender offer for the 2011 Notes and our 6.250% Senior Notes due January 15, 2013 (the 2013 Notes) in the fourth quarter of 2009.

As of September 30, 2010, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of September 30, 2010:

($ in thousands)	Principal Payments

2010 (remaining three months)	$950
2011	$279,956
2012	$180,366
2013	$709,855
2014	$600,517
2015	$800,549

(9)	Income Taxes:
The following is a reconciliation of the provision for income taxes computed at Federal statutory rates to the effective rates for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income tax benefit	7.1	1.1	3.3	1.5
Non-deductible transaction costs	17.4	-	6.1	-
All other, net	(1.9)	(0.6)	0.5	(0.9)
	57.6%	35.5%	44.9%	35.6%

In the third quarter of 2010, Frontier reduced certain deferred tax assets of approximately $12.0 million related to transaction costs which were not tax deductible.  Prior to the closing of the Merger, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Merger and as such must be capitalized for tax purposes.

The first nine months of 2010 also includes the impact of $4.1 million resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions expected to reverse during the next twelve months and which would affect our effective tax rate is $14.5 million as of September 30, 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Net Income Per Common Share:
The reconciliation of the net income per common share calculation for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

($ in thousands, shares in thousands, except per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$28,9955	$52,1599	$106,6811	$116,380

Less: Dividends allocated to unvested restricted stock awards	(8655)	(5566)	(2,2400)	(1,698)

Total basic and diluted net income attributable to common shareholders of Frontier	$28,1300	$51,6033	$104,4411	$114,682

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock awards outstanding - basic	993,0566	312,3511	585,0499	312,140
Less: Weighted-average unvested restricted stock awards	(4,1111)	(2,2500)	(3,1800)	(2,150)
Total weighted-average shares outstanding – basic	988,9455	310,1011	581,8699	309,990

Net income per share attributable to common shareholders of Frontier	$0.033	$0.177	$0.188	$0.37

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	988,9455	310,1011	581,8699	309,990
Effect of dilutive restricted stock awards	8555	- -	2500	-
Total weighted-average shares outstanding - diluted	989,8000	310,1011	582,1199	309,990

Net income per share attributable to common shareholders of Frontier	$0.033	$0.177	$0.188	$0.37

Stock Options
For the three and nine months ended September 30, 2010 and 2009, options to purchase 3,429,000 shares and 3,562,000 shares, respectively (at exercise prices ranging from $8.19 to $18.46), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three and nine months ended September 30, 2010 and 2009, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At September 30, 2010 and 2009, we had 388,722 and 433,291 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

(11)	Stock Plans:
At September 30, 2010, we had five stock-based compensation plans under which grants have been made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan that was adopted on May 14, 2009, the EIP) and the Deferred Fee Plan.  At September 30, 2010, there were 12,540,761 shares authorized for grant under these plans and 10,114,342 shares available for grant under two of the plans.

The following summary presents information regarding outstanding stock options as of September 30, 2010 and changes during the nine months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2010	3,551,0000	$13.74	1.5	$-
Options granted	- -	$-
Options exercised	- -	$-		$-
Options canceled, forfeited or lapsed	(122,0000)	$14.90
Balance at September 30, 2010	3,429,0000	$13.70	0.8	$-

Exercisable at September 30, 2010	3,429,0000	$13.70	0.8	$-

There were no options granted during the first nine months of 2010.  No cash was received upon the exercise of options during the first nine months of 2010.

The total intrinsic value of stock options exercised during the first nine months of 2009 was $0.1 million.  The total intrinsic value of stock options outstanding and exercisable at September 30, 2009 was zero.  There were no options granted during the first nine months of 2009.  Cash received upon the exercise of options during the first nine months of 2009 totaled $0.7 million.

The following summary presents information regarding unvested restricted stock as of September 30, 2010 and changes during the nine months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2010	2,193,000	$10.41	$17,126,000
Restricted stock granted	3,244,000	$7.53	$26,505,000
Restricted stock vested	(865,000)	$10.89	$7,072,000
Restricted stock forfeited	(97,000)	$8.20
Balance at September 30, 2010	4,475,000	$8.28	$36,559,000

In connection with the completion of the Merger on July 1, 2010, the Company granted an aggregate of 1,911,000 shares of restricted stock with a total fair value of $14.2 million to its senior management, as a retention and transaction bonus based on contributions that senior management made to achieve key milestones of the Transaction, and to all employees (including senior management) as a Founder’s Stock Grant during the third quarter of 2010.  The restricted shares granted to senior management vest in three equal annual installments commencing one year after the grant date.  The Founder’s Stock granted to all employees vest 100% on the third anniversary of the grant date.

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2010 was $29.9 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

The total fair value of shares granted and vested during the nine months ended September 30, 2009 was approximately $8.4 million and $3.9 million, respectively.  The total fair value of unvested restricted stock at September 30, 2009 was $16.8 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2009 was $8.42.   Shares granted during the first nine months of 2009 totaled 1,115,000.

(12)	Segment Information:
We operate in one reportable segment, Frontier.  Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

As permitted by U.S. GAAP, we have utilized the aggregation criteria to combine our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate.  The regulatory structure is generally similar.  Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.  In conjunction with the reorganization of our operating segments effective July 1, 2010, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

(13)	Investment Income:
The components of investment income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2010	2009	2010	2009

Interest and dividend income	$289	$482	$2,822	$4,682
Investment gain	-	-	2,905	-
Equity earnings	108	173	667	798
Total investment income	$397	$655	$6,394	$5,480

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)	Other Income, Net:
The components of other income, net for the three and nine months ended September 30, 2010 and 2009 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2010	2009	2010	2009

Gain on debt repurchases	$-	$4,091	$-	$7,755
Gain on expiration/settlement of customer advances	1,175	228	6,023	2,741
Split-dollar life insurance policy settlement	75	-	4,454	-
Litigation settlement proceeds	1,035	909	3,135	3,095
Other, net	(78)	(28)	(115)	(351)
Total other income, net	$2,207	$5,200	$13,497	$13,240

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)	Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$8,994	$1,704	$12,212	$4,574
Interest cost on projected benefit obligation	21,601	13,167	46,364	39,095
Expected return on plan assets	(23,262)	(11,342)	(46,561)	(33,534)
Amortization of prior service cost /(credit)	(49)	(63)	(149)	(191)
Amortization of unrecognized loss	7,048	6,518	20,545	20,358
Net periodic pension benefit cost	$14,332	$9,984	$32,411	$30,302

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions		Other Than Pensions
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$3,842	$44	$4,041	$270
Interest cost on projected benefit obligation	6,241	2,551	11,499	8,265
Expected return on plan assets	(113)	(112)	(330)	(330)
Amortization of prior service cost/(credit)	(1,932)	(1,936)	(5,790)	(5,812)
Amortization of unrecognized loss	528	818	3,690	3,780
Net periodic postretirement benefit cost	$8,566	$1,365	$13,110	$6,173

During the first nine months of 2010 and 2009, we capitalized $5.4 million and $5.5 million, respectively, of pension expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  We expect that our 2010 pension and other postretirement benefit expenses will be between $65.0 million and $75.0 million for Frontier, including the plan expenses of the Acquired Business for the second half of 2010, as compared to $48.6 million in 2009.  We expect that we will make a $2.4 million cash contribution to our pension plan in the fourth quarter of 2010.

In connection with the completion of the Merger on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $453.2 million, representing approximately 80% of the total amount expected to be received, were transferred into the Plan during the third quarter of 2010, with the remainder to be transferred by the end of the first half of 2011.

The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $1,088.7 million at September 30, 2010, an increase of $480.1 million, or 79%.  This increase is a result of asset transfers from the Verizon pension plan trusts of $453.2 million, less ongoing benefit payments of $50.7 million, partially offset by $66.9 million of positive investment returns and cash contributions of $10.7 million during the first nine months of 2010.

(16)  Commitments and Contingencies:
We anticipate total capital expenditures of approximately $500.0 million to $525.0 million for 2010 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).  The Company currently expects to incur operating expenses, including deal costs, of approximately $135.0 million and capital expenditures of approximately $95.0 million in 2010 related to these integration initiatives in Phase 1.  The Company incurred $125.9 million of acquisition and integration costs and $77.9 million in capital expenditures related to integration activities during the first nine months of 2010. The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  The Company currently expects to incur operating expenses and capital expenditures of $10.0 million and $10.0 million, respectively, in 2010 related to the commencement of these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on a variety of capital investment commitments, including the expansion of broadband availability and speeds to at least 85% of the households throughout the Company with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained the letter of credit for $190.0 million in the third quarter of 2010.  Another $72.4 million of cash in an escrow account, with an associated liability (reflected in other liabilities), was acquired in connection with the Merger to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2010, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $187.4 million.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including general contract, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, or other indemnities to which Frontier is entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987.  The agreement contains “step-up” provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, a highly unlikely scenario given that the two members of the VJO that have the largest potential payment obligations are publicly traded with credit ratings equal to or superior to ours, and that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2010 and remained in default for the duration of the contract (another 6 years), we estimate that our undiscounted purchase obligation for 2010 through 2015 would be approximately $600 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Limitations on the amount of capital stock that we can issue to make acquisitions or to raise additional capital during the two years after the Merger;

•
Our indemnity obligation to Verizon for taxes which may be imposed upon them as a result of changes in ownership of our stock may discourage, delay or prevent a third party from acquiring control of us during the two-year period following the Merger in a transaction that stockholders might consider favorable;

•	Our ability to successfully integrate the operations of the Acquired Business into Frontier’s existing operations;

•	The effects of increased expenses incurred due to activities related to the Transaction and the integration of the Acquired Business;

•	The risk that the growth opportunities and cost synergies from the Transaction may not be fully realized or may take longer to realize than expected;

•	Our ability to maintain relationships with customers, employees or suppliers;

•
The effects of greater than anticipated competition requiring new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

•	Reductions in the number of our access lines that cannot be offset by increases in High-Speed Internet (HSI) subscribers and sales of other products and services;

•	The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation;

•	The effects of changes in the availability of federal and state universal funding to us and our competitors;

•	The effects of competition from cable, wireless and other wireline carriers (through Voice over Internet Protocol (VOIP), DOCSIS 3.0, 4G or otherwise);

•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;

•
Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;

•	Continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	Our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to customers;

•	Changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulations;

•	Our ability to effectively manage our operations, operating expenses and capital expenditures, and to repay, reduce or refinance our debt;

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

•	The effects of increased medical, retiree and pension expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management policies on our ability to transfer cash among our subsidiaries and to the parent company;

•	Our ability to successfully renegotiate union contracts expiring in 2010 and thereafter;

•	Declines in the value of our pension plan assets, which would require us to make increased contributions to the pension plan in 2011 and beyond;

•
Our ability to pay dividends on our common shares, which may be affected by our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and liquidity;

•	The effects of any unfavorable outcome with respect to any current or future legal, governmental or regulatory proceedings, audits or disputes;

•	The possible impact of adverse changes to regulatory requirements imposed by various political bodies or other external factors over which we have no control; and

•	The effects of severe weather events such as hurricanes, tornados, ice storms or other natural or man-made disasters.

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements.

Overview
On July 1, 2010, pursuant to the Agreement and Plan of Merger, dated as of May 13, 2009, as amended, by and among Verizon, Spinco and Frontier, Spinco merged with and into Frontier, with Frontier surviving as the combined company and conducting the combined business operations of Frontier and the Acquired Business.  Immediately prior to the Merger, Spinco had been a wholly-owned subsidiary of Verizon and held the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon, including Internet access and long distance services and broadband video provided to designated customers in the Territories, was spun off to Verizon shareholders.  The Transaction was financed with approximately $5.2 billion of common stock (Verizon shareholders received 678,530,386 shares of Frontier common stock) plus the assumption of approximately $3.5 billion principal amount of Spinco debt.

The Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.9 million access lines, 1.7 million broadband connections and 14,800 employees in 27 states as of September 30, 2010. On a pro forma basis, the Company’s revenues would have been approximately $6.1 billion for the year ended December 31, 2009 and approximately $4.3 billion for the nine months ended September 30, 2010.

Based on the level of debt and projected cash flows that we assumed from Spinco on July 1, 2010, our overall debt increased but our capacity to service the debt has been significantly enhanced as compared to our capacity immediately prior to the Merger.

Competition in the communications industry is intense and increasing. We experience competition from many communications service providers, including cable operators offering video, data and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers.  We believe that competition will continue to intensify and may result in reduced revenues for the combined company.

The lingering impact of the severe contraction in the global financial markets that occurred in 2008 and 2009 and the subsequent recession has affected residential and business customer behavior.  Customers are reducing their spending by not purchasing our services or by discontinuing some or all of our services. These trends may continue and may result in a continued challenging revenue environment. The weak economic environment may produce increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes in customer behavior noted above.  Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and up-selling services to existing customers, new customer growth, win backs of former customers, new product deployment, and by managing our profitability and cash flow through targeted reductions in operating expenses and capital expenditures.

We are focused on enhancing the customer experience, as we believe exceptional customer service will differentiate us from our competition.  Our commitment to providing exemplary customer service is demonstrated by continuing our expanded customer service hours, in-home, full installation of the Company’s HSI product, shorter scheduling windows for in-home appointments and call reminders and follow-up calls for service appointments.   Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services to our local access line customers and providing exemplary customer service. Our bundled services include HSI, unlimited long distance calling, enhanced telephone features, and video offerings (direct broadcast satellite services from DIRECTV and the Dish Network (DISH), FiOS services in certain states and over-the-top video on myfitv.com). We tailor these services to the needs of our residential and business customers and continually evaluate the introduction of new and complementary products and services, many of which can also be purchased separately. Customer retention is also enhanced by offering one-, two-and three-year price protection plans where customers commit to a term in exchange for predictable pricing and/or promotional offers.  In addition, the Company’s local area markets are operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets. Customers in our markets have direct access to those local managers to help them manage their communications needs.

We are also focused on increasing sales of newer products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising, and the Frontier Peace of Mind product suite. This last category is a suite of products that is aimed at managing the personal computing experience for our customers and is designed to provide value and simplicity to meet customers’ ever-changing needs. The Frontier Peace of Mind products and services suite includes services such as an in-home, full installation of the Company’s HSI product, two-hour appointment windows for the installation, hard drive back-up services, 24-7 help desk PC support and inside wire maintenance (when bundled). In 2009 and in the nine months ended September 30, 2010, the Frontier Peace of Mind products generated approximately $3.2 million and $3.8 million, respectively, in revenue for Frontier legacy operations. We also continue to offer the myfitv.com website, which provides easy online access to free television programs, video on demand movies and other entertainment. Hard drive back-up services, 24-7 help desk PC support and myfitv.com are also available outside of our service territories.  Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long-term profitability or impact on revenue.

On the commercial side of our business, we are focused on many of the same strategies and enhancements described above as well as providing state-of-the-art transport services to wireless cell towers in our geographies and expanding the number and quality of people selling and servicing our medium and enterprise customers with sophisticated products (e.g. customer premises equipment) and services (e.g. SIP trunking).

We believe that the combination of offering multiple products and services to our customers pursuant to price protection programs, billing them on a single bill, providing superior customer service, and being active in our local communities will make our customers more loyal, and, as a result, will help us generate new, and retain existing, customer revenue.

Total revenues for Frontier improved $876.2 million during the third quarter of 2010 as compared to 2009 due to the $890.2 million of additional revenues in 2010 attributable to the Acquired Business.

Revenues for the Frontier legacy operations declined $14.0 million in the third quarter of 2010 as compared to 2009.  Revenues from data and internet services such as HSI grew and increased for our Frontier legacy properties as a percentage of total revenues and revenues from local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.

Switched access and subsidy revenue for Frontier of $162.0 million represented 12% of our revenues for the three months ended September 30, 2010.  Switched access revenue was $82.2 million for the three months ended September 30, 2010, or 6% of our revenues, up from $60.2 million for the three months ended September 30, 2009, or 11% of our revenues.  Federal and state subsidy revenue, including surcharges of $26.9 million billed to customers which are remitted to the FCC, was $79.9 million for the three months ended September 30, 2010, or 6% of our revenues, up from $31.1 million for the three months ended September 30, 2009, or 6% of our revenues.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2010.

Expected Cost Savings Resulting from the Merger
Based on current estimates and assumptions, we expect to achieve significant cost savings and other synergies as a result of the Merger, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions and (2) by internalizing certain functions formerly provided by Verizon or by third-party service providers to the Acquired Business.

Effective with the closing of the Merger, the Acquired Business (other than with respect to West Virginia) has been operating on its existing single platform on an independent basis, and the Acquired Business with respect to West Virginia has been integrated into Frontier’s existing systems.  The main integration effort required for us to operate the Acquired Business immediately following the Merger was completed prior to the closing of the Merger, freeing up resources to implement post-merger strategies designed to achieve additional cost savings and drive revenue enhancements.

We estimate that, by 2013, our annualized cost savings will reach approximately $550 million.  During the third quarter of 2010, we realized cost savings of approximately $63 million, primarily by the elimination of previous costs related to Verizon centralized services.  This equates to an annualized run rate of approximately $250 million.  We expect to achieve annualized cost savings of approximately $300 million by the end of 2010, $400 million by the end of 2011 and $550 million by the end of 2012. The realization of the additional annual cost savings is expected to be fully achieved by 2013, when the Acquired Business’s network and information technology systems and processes are fully integrated with those of Frontier.

The foregoing future cost savings are based on our estimates and assumptions that, although we consider them reasonable, are inherently uncertain. These expected cost savings are subject to significant business, economic, competitive and regulatory uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control.  See “Forward Looking Statements” above. As a result, there can be no assurance that these or any other cost savings or synergies will actually be realized.

Strategies
The key elements of our strategy are as follows:

Expand broadband footprint. We are concentrating on broadband as a core component of our service offering and growth. As of September 30, 2010, approximately 92% of the households in Frontier’s legacy territories had access to Frontier’s broadband products.  At September 30, 2010, 68% of the households which were part of the Acquired Business had access to broadband products and services. We have earmarked capital expenditures for the expansion of broadband availability in the Acquired Business and view this expansion as an opportunity to satisfy customer needs and expectations, retain a greater number of customers and increase average revenue per customer.  These capital expenditures include enhancing the existing outside plant by pushing fiber deeper into the network, enhancing interoffice transport and expanding the capability of our data backbone.

In addition, in connection with the approval of the transactions by the FCC and certain state regulatory commissions, we have made certain commitments to expand broadband availability and speeds, including a commitment to expand to at least 85% of the households throughout the Company with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.

Increase revenue per customer. We continue to apply the sales and marketing practices that Frontier has historically employed throughout its markets, including the sale of voice, data and video services as bundled packages and the use of promotions and incentives, including gifts such as personal computers, digital cameras and gift cards, to drive market share. We believe that these marketing strategies present a significant opportunity to increase revenue per customer, as well as strengthen customer relationships and improve customer retention.  In the Acquired Business, this includes significantly enhancing the customer experience with our call center representatives and field technicians.  We tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complementary products and services.  We are increasing broadband availability to the customer base of the Acquired Business and, through innovative packages and promotions, plan to improve subscription rates for broadband services. We continue to offer direct broadcast satellite services from DIRECTV and DISH, FiOS services in certain states and over-the-top video on myfitv.com.  As we strive to provide consumers with a diverse range of communications services, we continuously evaluate the viability of other communications product alliances.  In addition, we have implemented, and will continue to implement, several growth initiatives, including increasing our marketing expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, video products and the “Frontier Peace of Mind” computer technical support.  We are also focusing on providing a number of different service offerings, including unlimited long distance minutes, bundles of long distance minutes, wireless data and Internet services.

Enhance customer loyalty through local engagement. We will continue our strategy of engaging the markets at the local level to ensure that we have a customer-driven sales and service focus that differentiates the service offerings and bundled packages we offer to our customers.  Our local markets, including those in the Acquired Business, are now operated by local managers with responsibility for the customer experience, as well as the financial results, in those markets.  We are also continuing our current community involvement practices to create a competitive advantage through long-term customer loyalty. We remain committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.

Ensure integration of the Acquired Business. Effective with the closing of the Merger on July 1, 2010, the Acquired Business (other than with respect to West Virginia) has been operating on a Verizon replicated single platform on an independent basis, and the Acquired Business with respect to West Virginia has been integrated into Frontier’s existing systems. The main integration effort required for us to operate the Acquired Business immediately following the Merger was successfully completed prior to the closing of the Merger, freeing up our resources to implement further strategies to achieve cost savings and drive revenue enhancements.

The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  Our goal is to have Phase 2 completed by the end of 2012.

Increase operating efficiencies and realize cost savings. We aim to achieve cost savings by applying Frontier’s corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions (including certain functions formerly provided by Verizon, or other third-party service providers, to the Acquired Business). The realization of these annual cost savings is expected to be fully achieved by 2013, when the Acquired Business’s network and information technology systems and processes are fully integrated with those of Frontier. However, there can be no assurance that these or any other cost savings will actually be realized.

Growth through selective acquisitions. We continue to evaluate and pursue select strategic acquisitions that would enhance revenues and cash flows, although for two years following the completion of the Merger we are subject to certain restrictions on the acquisition, issuance, repurchase, or change of ownership of our capital stock. We will continue to adhere to our traditional selective criteria in our acquisition analysis.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

a)  Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents aggregating $351.1 million (excluding restricted cash of $187.4 million, representing funds set aside for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the nine months ended September 30, 2010, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities.

We believe our operating cash flows, existing cash balances, and new revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2010.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility, would be able to fulfill their commitments to us, given the current economic environment, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of September 30, 2010, we have approximately $1.0 million of debt maturing during the last three months of 2010 and approximately $280.0 million and $180.4 million of debt maturing in 2011 and 2012, respectively.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of Spinco debt.  As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million in order to provide us sufficient flexibility to meet our liquidity needs.

As a result of the Transaction, based on the lower level of debt we have assumed from the Acquired Business relative to its projected operating cash flows, our overall debt has increased but our capacity to service the debt has been significantly enhanced as compared to Frontier’s capacity immediately prior to the Merger.  At September 30, 2010, the ratio for Frontier’s net debt to adjusted operating cash flow (“leverage ratio”) was 2.84 times.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on a variety of capital investment commitments to three state regulatory commissions, including the expansion of broadband availability and speeds to at least 85% of the households throughout the Company with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained the letter of credit for $190.0 million in the third quarter of 2010.  Another $72.4 million of cash in an escrow account, with an associated liability for the same amount, was acquired in connection with the Merger to be used for service quality initiatives in the state of West Virginia.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

The Transaction provides for a post-closing calculation of working capital.  Frontier and Verizon have not finalized the results of this calculation nor the post-closing adjustment, if any.  The final resolution of this process will not negatively impact Frontier’s balance sheet or working capital.

Cash Flow provided by Operating Activities

Cash flow provided by operating activities increased $395.5 million, or 81%, for the nine months ended September 30, 2010 as compared with the prior year period.  The improvement was primarily the result of incremental cash flow from the Acquired Business and an increase in operating income (before depreciation and amortization).

We expect that for the full year of 2010 our cash taxes will be approximately $40.0 million to $50.0 million, including the impact of bonus depreciation in accordance with the Small Business Jobs Act of 2010.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010.   As a result, the Company incurred $125.9 million of acquisition and integration costs related to integration activities during the first nine months of 2010.

Cash Flow used by Investing Activities

Acquisition
On July 1, 2010, we acquired Spinco from Verizon for total consideration of approximately $5.4 billion, including the issuance of Frontier common shares with a value of $5.22 billion and payments of $105.0 million in cash.  We also assumed approximately $3.5 billion in debt.

Capital Expenditures
For the nine months ended September 30, 2010 and 2009, our capital expenditures were $330.3 million (including $77.9 million of integration–related capital expenditures) and $164.5 million (including $2.6 million of integration-related capital expenditures), respectively.  Capital expenditures for both the three and nine months ended September 30, 2010 included $104.4 million associated with the recently Acquired Business.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate total capital expenditures of approximately $500.0 million to $525.0 million for 2010 related to our Frontier legacy properties and the Acquired Business.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010.  As a result, the Company incurred $77.9 million of capital expenditures related to these integration activities during the first nine months of 2010.

Cash Flow used by and provided from Financing Activities

Debt Reduction
During the first nine months of 2010, we retired an aggregate principal amount of $6.3 million of debt, consisting of $2.1 million of senior unsecured debt and $4.2 million of rural utilities service loan contracts.

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

Issuance of Debt Securities
On April 12, 2010, Spinco completed a private offering of $3.2 billion aggregate principal amount of Senior Notes. The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Spin-Off and the completion of the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment by Spinco to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers' discount received by the Company (approximately $53.0 million).  In addition, the $125.5 million Transaction Escrow was returned to the Company.

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

The 2015 Notes have an interest rate of 7.875% per annum, the 2017 Notes have an interest rate of 8.25% per annum, the 2020 Notes have an interest rate of 8.50% per annum and the 2022 Notes have an interest rate of 8.75% per annum. The Senior Notes were issued at a price equal to 100% of their face value.  In the third quarter of 2010, we completed an exchange offer for the privately placed Senior Notes for registered notes.

Upon completion of the Merger on July 1, 2010, we also assumed additional debt of $250.0 million, including $200.0 million aggregate principal amount of 6.73% Senior Notes due February 15, 2028 and $50.0 million aggregate principal amount of 8.40% Senior Notes due October 15, 2029.

On April 9, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.25% senior unsecured notes due 2014. The issue price was 91.805% of the principal amount of the notes.  We received net proceeds of approximately $538.8 million from the offering after deducting underwriting discounts and offering expenses.  During the first nine months of 2009, we used $353.0 million of the proceeds to repurchase $360.8 million principal amount of debt, consisting of $280.8 million of our 9.25% Senior Notes due May 15, 2011 (the 2011 Notes), $54.1 million of our 7.875% Senior Notes due January 15, 2027, $16.0 million of our 7.125% Senior Notes due March 15, 2019 and $9.9 million of our 6.80% Debentures due August 15, 2026.  As a result of these repurchases, a $7.8 million gain was recognized and included in other income, net in our consolidated statements of operations for the nine months ended September 30, 2009.  We used the remaining proceeds from the offering to finance a cash tender offer for the 2011 Notes and our 6.250% Senior Notes due January 15, 2013 (the 2013 Notes) in the fourth quarter of 2009.

Letter of Credit Facility
We obtained a letter of credit for $190.0 million to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  On September 8, 2010, we entered into a $190.0 million unsecured letter of credit facility. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).  The letter of credit was issued in its entirety as of the end of the third quarter of 2010.  The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

Credit Facility
On March 23, 2010, we entered into a new $750.0 million revolving credit facility (the Credit Facility) that became effective on July 1, 2010, concurrently with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. As of September 30, 2010, we had not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of September 30, 2010.  The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions.  Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating.  Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating.  The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Covenants
The terms and conditions contained in our indentures, the Credit Agreement and the Letter of Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control.  We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware.  However, we would be restricted under the Credit Agreement and the Letter of Credit Agreement from declaring dividends if an event of default has occurred and is continuing at the time or would result from the dividend declaration.

Our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC), which matures in 2011, the Credit Facility, and our $150.0 million and $135.0 million senior unsecured term loans, each contain a maximum leverage ratio covenant.  Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.

The Credit Facility, the Letter of Credit Facility and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of September 30, 2010, we were in compliance with all of our debt and credit facility covenants.

Dividends
We intend to pay regular quarterly dividends.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations.  The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant.  Effective July 1, 2010, our annual cash dividend policy was set as $0.75 per share, subject to applicable law and within the discretion of our Board of Directors.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and nine months ended September 30, 2010 and 2009.  We have also presented an analysis of each category of revenue and operating expenses for the three and nine months ended September 30, 2010 for the results of Frontier legacy operations (excluding the Acquired Business) and the results of the Acquired Business for the third quarter of 2010, as included in the consolidated results of operations.  All variance explanations discussed below are based upon an analysis of the three and nine months ended September 30, 2010 financial data for Frontier legacy operations (excluding the Acquired Business) in comparison to the three and nine months ended September 30, 2009, except that the first two sentences in each category of revenue or operating expenses below shows the revenue, operating expenses and/or variances based upon an analysis of Frontier including the Acquired Business.  Frontier has shown these adjustments to its financial presentations to exclude the effects of the Acquired Business because of the magnitude of the Transaction and its impact to our financial results in the three and nine months ended September 30, 2010.

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

Revenue for the three months ended September 30, 2010 increased $876.2 million, or 166%, to $1,403.0 million as compared with the prior year period.  Revenue for the nine months ended September 30, 2010 increased $842.0 million, or 53%, to $2,439.0 million as compared with the prior year period.  Excluding revenue of $890.1 million attributable to the Acquired Business for both the three and nine months ended September 30, 2010, our revenue decreased $14.0 million, or 3%, and $48.1 million, or 3%, during the three and nine months ended September 30, 2010, respectively, as compared to the prior year periods.  The decline for our Frontier legacy operations during the first nine months of 2010 is a result of decreases in the number of residential and business customers, switched access revenue and directory revenue, partially offset by a $19.3 million, or 4%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  Our Frontier legacy operations lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI or cable modem service.  Our Frontier legacy operations lost approximately 94,300 access lines (net) during the nine months ended September 30, 2010, or 6% on an annual basis, comparable to the 102,600 access lines (net) lost during the nine months ended September 30, 2009.  The Acquired Business lost approximately 109,600 access lines (net) during the three months ended September 30, 2010.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

During the nine months ended September 30, 2010, our Frontier legacy operations added approximately 14,800 HSI subscribers.  The Acquired Business experienced a loss of approximately 8,200 HSI subscribers during the three months ended September 30, 2010.  We expect to continue to increase HSI subscribers in our Frontier legacy operations (although not enough to offset the expected continued loss in access lines) and expect to reduce the number of lost HSI subscribers in the Acquired Business during the remainder of 2010.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is a breakdown that  presents residential customer counts, average monthly revenue, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 5% decline in residential customers and the 4% decline in total access lines, customer revenue, which is all revenue except switched access and subsidy revenue, for our Frontier legacy operations declined in the first nine months of 2010 by only 2 percent as compared to the prior year period.   The decline in customers and access lines for our Frontier legacy operations was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the last quarter of 2010.

OTHER FINANCIAL AND OPERATING DATA

	As of	As of		As of
	September 30,	September 30,	% Increase	July 1,	% Increase
	2010	2009	(Decrease)	2010	(Decrease)
Access lines:
Residential	3,735,162	1,374,822	172%	3,863,470	(3)%
Business	2,140,284	776,886	175%	2,150,396	(0)%
Total access lines	5,875,446	2,151,708	173%	6,013,866	(2)%

High-Speed Internet (HSI) subscribers	1,692,858	621,331	172%	1,697,829	(0)%
Video subscribers	515,641	164,535	213%	504,544	2%

	For the three months ended September 30,				For the nine months ended September 30,
	2010		$ Increase	% Increase	2010		$ Increase	% Increase
	(As Reported)	2009	(Decrease)	(Decrease)	(As Reported)	2009	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$630,294	$223,354	$406,940	182%	$1,071,624	$681,400	$390,224	57%
Business	610,666	212,225	398,441	188%	1,036,251	646,785	389,466	60%
Total customer revenue	1,240,960	435,579	805,381	185%	2,107,875	1,328,185	779,690	59%

Regulatory (Switched access and subsidy)	162,008	91,237	70,771	78%	331,079	268,729	62,350	23%
Total revenue	$1,402,968	$526,816	$876,152	166%	$2,438,954	$1,596,914	$842,040	53%

Switched access minutes of use
(in millions)	5,346	2,172		146%	9,444	6,761		40%
Average monthly total revenue per
access line - Frontier Legacy	$83.89	$80.91		4%	$83.18	$80.54		3%
- with Acquired Business	$78.67
Average monthly customer revenue
per access line - Frontier Legacy	$70.60	$66.90		6%	$69.74	$66.99		4%
- with Acquired Business	$69.58

	As of or for the three months ended September 30,				As of or for the nine months ended September 30,
	2010			% Increase	2010			% Increase
	(As Reported)	2009		(Decrease)	(As Reported)	2009		(Decrease)
Residential customer metrics:
Customers	3,538,097	1,277,066		177%	3,538,097	1,277,066		177%
Revenue (in 000's)	$630,294	$223,354		182%	$1,071,624	$681,400		57%
Products per residential customer (1)	2.26	2.48		(9)%	2.26	2.48		(9)%
Average monthly residential
revenue per customer - Frontier Legacy	$61.03	$57.68		6%	$60.17	$57.66		4%
- with Acquired Business	$58.36
Percent of customers on price protection
plans - Frontier Legacy	57.6%	51.0%		13%	57.6%	51.0%		13%
Customer monthly churn - Frontier Legacy	1.39%	1.55%		(10)%	1.38%	1.48%		(7)%
- with Acquired Business	1.88%

Business customer metrics:
Customers	380,982	145,931		161%	380,982	145,931		161%
Revenue (in 000's)	$610,666	$212,225		188%	$1,036,251	$646,785		60%
Average monthly business
revenue per customer - Frontier Legacy	$513.41	$483.27		6%	$511.04	$482.60		6%
- with Acquired Business	$533.02

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance,
Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

REVENUE

($ in thousands)	For the three months ended September 30, 2010			For the three
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Local and long distance services	$693,517	$473,011	$220,506	$236,005	$(15,499)	(7)%
Data and internet services	452,549	284,632	167,917	160,564	7,353	5%
Switched access and subsidy	162,008	80,757	81,251	91,237	(9,986)	(11)%
Directory services	27,314	4,563	22,751	26,459	(3,708)	(14)%
Other	67,580	47,186	20,394	12,551	7,843	62%
	$1,402,968	$890,149	$512,819	$526,816	$(13,997)	(3)%

	For the nine months ended September 30, 2010			For the nine
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Local and long distance services	$1,140,379	$473,011	$667,368	$717,169	$(49,801)	(7)%
Data and internet services	782,266	284,632	497,634	478,288	19,346	4%
Switched access and subsidy	331,079	80,757	250,322	268,729	(18,407)	(7)%
Directory services	76,265	4,563	71,702	81,375	(9,673)	(12)%
Other	108,965	47,186	61,779	51,353	10,426	20%
	$2,438,954	$890,149	$1,548,805	$1,596,914	$(48,109)	(3)%

Local and Long Distance Services
Local and long distance services revenue for the three and nine months ended September 30, 2010 increased $457.5 million, or 194%, to $693.5 million, and $423.2 million, or 59%, to $1,140.4 million, respectively, as compared with the three and nine months ended September 30, 2009.  Local and long distance services revenue for both the three and nine months ended September 30, 2010 increased $473.0 million as a result of the Acquired Business.  Local and long distance services revenue for our Frontier legacy operations decreased $15.5 million, or 7%, and $49.8 million, or 7%, respectively, as compared with the three and nine months ended September 30, 2009.

Local and enhanced services revenue for our Frontier legacy operations declined $16.7 million and $53.2 million for the three and nine month periods, respectively, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Long distance services revenue for our Frontier legacy operations for the three and nine months ended September 30, 2010 increased $1.2 million and $3.4 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to an increase in the number of long distance customers using our bundled service offerings partially offset by lower minutes of use and average revenue per minute of use.  We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings.  These offerings have resulted in an increase in long distance customers and an increase in the minutes used by these customers.  This has lowered our overall average rate per minute billed.  While these package offerings have grown our long distance customer base, those customers who still pay on a per minute of use basis have reduced their calling volumes.

Economic conditions and/or increasing competition could make it more difficult to sell our packages and bundles, and cause us to increase our promotions and/or lower our prices for those products and services, which would adversely affect our revenue, profitability and cash flow.

Data and Internet Services
Data and internet services revenue for the three and nine months ended September 30, 2010 increased $292.0 million, or 182%, to $452.5 million, and $304.0 million, or 64%, to $782.3 million, respectively, as compared with the three and nine months ended September 30, 2009.  Data and internet services revenue for both the three and nine months ended September 30, 2010 increased $284.6 million as a result of the Acquired Business.  Data and internet services revenue for our Frontier legacy operations increased $7.4 million, or 5%, and $19.4 million, or 4%, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue for our Frontier legacy operations increased $3.8 million to $94.4 million and $10.3 million to $278.3 million, for the three and nine months ended September 30, 2010, respectively, as compared with the same periods of 2009.  As of September 30, 2010, the number of the Company’s HSI subscribers for our Frontier legacy operations increased by approximately 29,400, or 5%, since September 30, 2009.  This improvement can be attributed to our targeting of this market through the use of “aspirational gifts” and promotional credits.  Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue for our Frontier legacy operations increased $3.6 million to $73.5 million and $9.1 million to $219.3 million, in the three and nine months ended September 30, 2010, respectively, as compared with the comparable periods of 2009, primarily due to growth in the number of those circuits.

On March 16, 2010, the FCC released, as required under the 2009 American Recovery and Reinvestment Act (ARRA), its National Broadband Plan. The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms. The FCC has initiated some of the proceedings proposed in the National Broadband Plan on a broad number of topics, including reform of the Universal Service Fund (USF) and the potential shift of future Universal Service funding to support broadband deployment. The FCC is expected to initiate more proceedings on reform of the USF and the intercarrier compensation regime in the fourth quarter of 2010 and/or in 2011, the outcome of which may significantly change Federal Universal Service funding and disbursement mechanisms and interstate, intrastate and local intercarrier compensation. The outcome and timing of these proceedings are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.

Switched Access and Subsidy
Switched access and subsidy revenue for the three and nine months ended September 30, 2010 increased $70.8 million, or 78%, to $162.0 million and $62.4 million, or 23%, to $331.1 million, respectively, as compared with the three and nine months ended September 30, 2009.  For the three months ended September 30, 2010, switched access and subsidy revenue of $162.0 million represented 12% of our total revenue.  Switched access and subsidy revenue for both the three and nine months ended September 30, 2010 increased $80.8 million as a result of the Acquired Business.

Switched access and subsidy revenue for our Frontier legacy operations decreased $10.0 million, or 11%, and $18.4 million, or 7%, respectively, as compared with the three and nine months ended September 30, 2009.  Switched access revenue for our Frontier legacy operations for the third quarter of 2010 of $50.7 million decreased $9.5 million, or 16%, as compared with the third quarter of 2009.  Switched access revenue for our Frontier legacy operations for the nine months of 2010 of $166.0 million decreased $19.9 million, or 11%, as compared with the same period of 2009.  These decreases were primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC.  Subsidy revenue for our Frontier legacy operations, including surcharges billed to customers of $10.1 million, for the third quarter of 2010 of $30.6 million decreased $0.5 million, or 2%, as compared with the same period of 2009, primarily due to decreased support for local switching and the Federal High Cost Fund.  Subsidy revenue for our Frontier legacy operations, including surcharges billed to customers of $31.9 million, for the nine months ended September 30, 2010 of $84.3 million increased $1.5 million, or 2%, as compared with the nine months ended September 30, 2009, primarily due to higher receipts under the end user and long distance USF program related to an increase in the contribution factor in 2010.

Federal, state subsidy and surcharges (which are billed to customers and remitted to the FCC) were $42.7 million, $10.3 million and $26.9 million, respectively, for the three months ended September 30, 2010.  The federal and state subsidy revenue for the three months ended September 30, 2010 represents 4% of our consolidated revenues.

Federal subsidies are driven by many factors, including the National Average Cost per Local Loop (NACPL).  Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future.  The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for subsidies is determined as well as the amounts of such subsidies.  In addition, some of the reform proposals direct additional support for broadband deployment which could create an opportunity for additional federal subsidy support.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. However, future reductions in our subsidy or switched access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

Directory Services
Directory services revenue for the three and nine months ended September 30, 2010 increased $0.9 million, or 3%, to $27.3 million, and decreased $5.1 million, or 6%, to $76.3 million, respectively, as compared with the three and nine months ended September 30, 2009.  Directory services revenue for both the three and nine months ended September 30, 2010 increased $4.6 million as a result of the Acquired Business.  Directory services revenue for our Frontier legacy operations decreased $3.7 million, or 14%, and $9.7 million, or 12%, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to a decline in yellow pages advertising.

Other
Other revenue for the three and nine months ended September 30, 2010 increased $55.0 million, or 438%, to $67.6 million, and $57.6 million, or 112%, to $109.0 million, respectively, as compared with the three and nine months ended September 30, 2009.  Other revenue increases were attributable to both the Acquired Business and Frontier Legacy.  Other revenue for both the three and nine months ended September 30, 2010 increased $47.2 million as a result of the Acquired Business.  Other revenue for our Frontier legacy operations increased $7.8 million, or 62%, as compared with the three months ended September 30, 2009, primarily due to reduced DISH video credits, lower bad debt expenses that are charged against revenue and increased equipment sales.  Other revenue for our Frontier legacy operations increased $10.4 million, or 20%, as compared with the nine months ended September 30, 2009, primarily due to reduced DISH video credits and lower bad debt expenses, partially offset by decreases in “bill and collect” fee revenue.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended September 30, 2010			For the three
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Network access	$134,132	$83,211	$50,921	$54,549	$(3,628)	(7)%

	For the nine months ended September 30, 2010			For the nine
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Network access	$240,814	$83,211	$157,603	$174,436	$(16,833)	(10)%

Network access expenses for the three and nine months ended September 30, 2010 increased $79.6 million, or 146%, to $134.1 million, and $66.4 million, or 38%, to $240.8 million, as compared with the three and nine months ended September 30, 2009.  Network access expenses for both the three and nine months ended September 30, 2010 increased $83.2 million as a result of the Acquired Business.  Network access expenses for our Frontier legacy operations decreased $3.6 million, or 7%, to $50.9 million, and $16.8 million, or 10%, to $157.6 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to lower “aspirational gift” and long distance carriage costs in 2010.  In the first nine months of 2009, we expensed $10.0 million for the cost of new personal computers provided to customers in connection with our “Rolling Thunder” promotion which resulted in additional DISH video and HSI subscribers.  As we continue to offer “aspirational gifts” as part of our promotions, increase our sales of data products such as HSI and increase the penetration of our unlimited long distance calling plans, our network access expenses may increase in the future.

OTHER OPERATING EXPENSES

	For the three months ended September 30, 2010				For the three
($ in thousands)	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Wage and benefit expenses	$289,257	$186,052		$103,205	$103,397	$(192)	(0)%
All other operating expenses	327,107	244,873	*	82,234	89,551	(7,317)	(8)%
	$616,364	$430,925		$185,439	$192,948	$(7,509)	(4)%

	For the nine months ended September 30, 2010				For the nine
	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Wage and benefit expenses	$489,390	$186,052		$303,338	$306,052	$(2,714)	(1)%
All other operating expenses	509,648	244,873	*	264,775	279,854	(15,079)	(5)%
	$999,038	$430,925		$568,113	$585,906	$(17,793)	(3)%

* Includes $16.3 million of common corporate costs allocated to the Acquired Business.

Wage and benefit expenses
Wage and benefit expenses for the three and nine months ended September 30, 2010 increased $185.9 million, or 180%, to $289.3 million, and $183.3 million, or 60%, to $489.4 million, respectively, as compared to the three and nine months ended September 30, 2009.   Wage and benefit expenses for both the three and nine months ended September 30, 2010 increased $186.1 million as a result of the Acquired Business.  Wage and benefit expenses for our  Frontier legacy operations decreased $0.2 million, to $103.2 million, and $2.7 million, or 1%, to $303.3 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to lower compensation costs due to headcount reductions, partially offset by higher benefit costs.

Pension costs are included in our wage and benefit expenses.  The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  Pension costs for the three months ended September 30, 2010 and 2009 were approximately $12.3 million and $8.4 million, respectively.  Pension costs include pension expense of $14.3 million and $10.0 million, less amounts capitalized into the cost of capital expenditures of $2.0 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively.

Pension costs for the nine months ended September 30, 2010 and 2009 were approximately $27.0 million and $24.8 million, respectively. Pension costs include pension expense of $32.4 million and $30.3 million, less amounts capitalized into the cost of capital expenditures of $5.4 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively.

In connection with the completion of the Merger on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $453.2 million, representing approximately 80% of the total amount expected to be received, were transferred into the Plan during the third quarter of 2010, with the remainder to be transferred by the end of the first half of 2011.

The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $1,088.7 million at September 30, 2010, an increase of $480.1 million, or 79%.  This increase is a result of asset transfers from the Verizon pension plan trusts of $453.2 million, less ongoing benefit payments of $50.7 million, partially offset by $66.9 million of positive investment returns and cash contributions of $10.7 million during the first nine months of 2010.

Based on current assumptions and plan asset values, we estimate that our 2010 pension and other postretirement benefit expenses (which were $48.6 million in 2009) will be approximately $65.0 million to $75.0 million for Frontier, including the plan expenses of the Acquired Business for the second half of 2010.   We expect that we will make a $2.4 million cash contribution to our pension plan in the fourth quarter of 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

All other operating expenses
All other operating expenses for the three and nine months ended September 30, 2010 increased $237.6 million, or 265%, to $327.1 million, and $229.8 million, or 82%, to $509.6 million, respectively, as compared with the three and nine months ended September 30, 2009.  All other operating expenses for both the three and nine months ended September 30, 2010 increased $244.9 million as a result of the Acquired Business.  All other operating expenses for our Frontier legacy operations decreased $7.3 million, or 8%, to $82.2 million, and $15.1 million, or 5%, to $264.8 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to $16.3 million in corporate costs allocated to the Acquired Business, partially offset by higher USF surcharges, higher electricity and fuel costs, and higher travel costs incurred in connection with the Acquired Business.

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended September 30, 2010				For the three
($ in thousands)	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Depreciation expense	$211,148	$127,067		$84,081	$89,070	$(4,989)	(6)%
Amortization expense	128,746	114,693	*	14,053	14,053	-	0%
	$339,894	$241,760		$98,134	$103,123	$(4,989)	(5)%

	For the nine months ended September 30, 2010				For the nine
	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Depreciation expense	$384,066	$127,067		$256,999	$273,388	$(16,389)	(6)%
Amortization expense	156,851	114,693	*	42,158	100,111	(57,953)	(58)%
	$540,917	$241,760		$299,157	$373,499	$(74,342)	(20)%

*Represents amortization expense related to the customer base acquired in the Transaction.

Depreciation and amortization expense for the three and nine months ended September 30, 2010 increased $236.8 million, or 230%, to $339.9 million, and $167.4 million, or 45%, to $540.9 million, respectively, as compared to the three and nine months ended September 30, 2009.  Depreciation and amortization expense for both the three and nine months ended September 30, 2010 increased $241.8 million as a result of the Acquired Business.

Depreciation and amortization expense for our Frontier legacy operations decreased $5.0 million, or 5%, to $98.1 million, and $74.3 million, or 20%, to $299.2 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.  We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  We revised our useful lives for Frontier legacy plant assets based on the study effective October 1, 2009. Our “composite depreciation rate” for Frontier legacy plant assets decreased from 5.6% to 5.2% as a result of the study.  We will adopt new lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives for the Acquired Business.  These new lives were adopted effective July 1, 2010.

We anticipate depreciation expense of approximately $590.0 million to $600.0 million and amortization expense of approximately $290.0 million to $300.0 million for 2010 for Frontier, including depreciation and amortization expense of the Acquired Business for the second half of 2010.  Amortization expense for both the three and nine months ended September 30, 2010 included $114.7 million for intangible assets (primarily customer base) that were acquired in the Transaction based on a preliminarily estimated fair value of $2.6 billion and a preliminarily estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for the three and nine months ended September 30, 2009 is comprised of $0 million and $57.9 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009, and $14.1 million and $42.2 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended September 30, 2010			For the three
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Acquisition and integration costs	$78,533	$-	$78,533	$3,706	$74,827	NM

	For the nine months ended September 30, 2010			For the nine
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	September 30, 2009	(Decrease)	(Decrease)

Acquisition and integration costs	$125,867	$-	$125,867	$14,457	$111,410	NM

Acquisition and integration costs represent expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1).  The Company currently expects to incur operating expenses, including deal costs, of approximately $135.0 million and capital expenditures of approximately $95.0 million in 2010 related to these integration initiatives in Phase 1.  The Company incurred $125.9 million of acquisition and integration costs and $77.9 million in capital expenditures related to integration activities during the first nine months of 2010. The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  The Company currently expects to incur operating expenses and capital expenditures of $10.0 million and $10.0 million, respectively, in 2010 related to the commencement of these Phase 2 initiatives.

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

		For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)

Investment income	$397	$655	$(258)	(39)%
Other income, net	$2,207	$5,200	$(2,993)	(58)%
Interest expense	$166,607	$96,578	$70,029	73%
Income tax expense	$40,358	$29,021	$11,337	39%

		For the nine months ended September 30,
			$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)

Investment income	$6,394	$5,480	$914	17%
Other income, net	$13,497	$13,240	$257	2%
Interest expense	$354,362	$283,997	$70,365	25%
Income tax expense	$88,752	$65,328	$23,424	36%

Investment Income
Investment income for the three and nine months ended September 30, 2010 declined $0.3 million to $0.4 million and improved $0.9 million to $6.4 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to a $2.9 million gain associated with cash received during the second quarter of 2010 on our previously written-off investment in Adelphia, partially offset by a decrease of $0.2 million and $1.9 million, respectively, in income from short-term investments of cash and cash equivalents, as slightly higher cash balances were more than offset by lower short-term investment rates.

Other Income, Net
Other income, net for the three months ended September 30, 2010 declined $3.0 million to $2.2 million, as compared with the three months ended September 30, 2009, primarily due to the $4.1 million in gain on debt repurchases that was recognized in 2009, partially offset by an increase of $0.9 million in settlement of customer advances.

Other income, net for the nine months ended September 30, 2010 improved $0.3 million to $13.5 million as compared with the nine months ended September 30, 2009, primarily due to $4.5 million in a split-dollar life insurance policy settlement and an increase of $3.3 million in settlement of customer advances, offset by a decrease of $7.8 million in gain on debt repurchases.

Interest expense
Interest expense for the three and nine months ended September 30, 2010 increased $70.0 million, or 73%, to $166.6 million and $70.4 million, or 25%, to $354.4 million, as compared with the three and nine months ended September 30, 2009, primarily due to higher average debt levels in 2010.  Interest expense for both the three and nine months ended September 30, 2010 included $71.4 million associated with the assumed debt from the Transaction.  Our average debt outstanding was $8,330.1 million and $4,993.8 million for the three months ended September 30, 2010 and 2009, respectively.  Our average debt outstanding was $6,606.9 million and $4,862.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Our debt levels have risen due to the $3,450.0 million of debt that was assumed by Frontier upon consummation of the Transaction.  Our composite average borrowing rate as of September 30, 2010 and 2009 was 8.04% and 7.86%, respectively.

Income tax expense
The effective tax rate for the first nine months of 2010 and 2009 was 44.9% and 35.6%, respectively.  Income tax expense for the three and nine months ended September 30, 2010 increased $11.3 million, or 39%, to $40.4 million, and $23.4 million, or 36%, to $88.8 million, respectively, as compared with the three and nine months ended September 30, 2009, primarily due to higher taxable income as a result of the Acquired Business.

In the third quarter of 2010, Frontier reduced certain deferred tax assets of approximately $12.0 million related to transaction costs which were not tax deductible.  Prior to the closing of the Merger, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Merger and as such must be capitalized for tax purposes.

The first nine months of 2010 also includes the impact of $4.1 million resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions expected to reverse during the next twelve months and which would affect our effective tax rate is $14.5 million as of September 30, 2010.

We paid $4.0 million in cash taxes during the nine months ended September 30, 2010, a decrease of $56.0 million as compared to $60.0 million in cash taxes paid for the first nine months of 2009.  We expect that our cash taxes for the full year of 2010 will be $40.0 million to $50.0 million, including the impact of bonus depreciation in accordance with the Small Business Jobs Act of 2010.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier was $29.0 million, or $0.03 per share, as compared to $52.2 million, or $0.17 per share, in the third quarter of 2009 and $106.7 million, or $0.18 per share, as compared to $116.4 million, or $0.37 per share, for the nine months ended September 30, 2009.  The third quarter 2010 decrease is primarily the result of increased interest expense and income tax expense, partially offset by incremental operating income from the Acquired Business.  The change in basic and diluted net income per share was primarily due to the lower net income, as discussed above, combined with the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio.  Our long-term debt as of September 30, 2010 was approximately 97% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2010.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $276.0 million of our outstanding borrowings at September 30, 2010 have fixed interest rates.  Our $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at September 30, 2010, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2010, the fair value of our long-term debt was estimated to be approximately $8.6 billion, based on our overall weighted average borrowing rate of 8.04% and our overall weighted average maturity of approximately 10 years. As of September 30, 2010, the weighted average maturity applicable to our obligations has been reduced from the weighted average maturity as of December 31, 2009 by approximately 2.0 years due to the $3,450.0 million of debt that was assumed by Frontier upon consummation of the Transaction.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of September 30, 2010 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system has resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $1,088.7 million at September 30, 2010, an increase of $480.1 million, or 79%.  This increase is a result of asset transfers from the Verizon pension plan trusts of $453.2 million, less ongoing benefit payments of $50.7 million, partially offset by $66.9 million of positive investment returns and $10.7 million in cash contributions during the first nine months of 2010.  We expect that we will make a $2.4 million cash contribution to our pension plan in the fourth quarter of 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2010, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2010.  As a result of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.    In reliance on the Staff’s views, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.Legal Proceedings

See Note 16 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including general contract, rights of access, tax, consumer protection, trademark and patent  infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which Frontier is entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.Risk Factors

There have been no material changes to our risk factors from the information provided in Part II, Item 1A.  “Risk Factors” included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, which updated the information provided in Part II, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2010 to July 31, 2010
Employee Transactions (1)	-	$-

August 1, 2010 to August 31, 2010
Employee Transactions (1)	874	$7.67

September 1, 2010 to September 30, 2010
Employee Transactions (1)	35,935	$7.70

Totals July 1, 2010 to September 30, 2010
Employee Transactions (1)	36,809	$7.70

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

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.   Exhibits

(a)	Exhibits:
4.1
Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent and Issuing Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).*

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

_______________
* Incorporated herein by reference.

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

Date: November 9, 2010