Form 10-K
period 2010-12-31
FRONTIER COMMUNICATIONS CORP
filed 2011-02-25
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes   X      No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   X      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes   X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     (Check one):

     Large Accelerated Filer  [X]       Accelerated Filer  [  ]        Non-Accelerated Filer  [  ]       Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes __ No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010 was approximately $2,204,500,000 based on the closing price of $7.11 per share on such date.

The number of shares outstanding of the registrant's Common Stock as of February 15, 2011 was 993,778,000.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is a communications company providing services predominantly to rural areas and small and medium-sized towns and cities.  Frontier and its subsidiaries are referred to as the “Company,” “we,” “us” or “our” throughout this report.  Frontier was incorporated in the state of Delaware in 1935, originally under the name of Citizens Utilities Company, and was known as Citizens Communications Company from 2000 until July 31, 2008.

Our mission is to be the leader in providing communications services to residential and business customers in our markets. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction.  We offer a variety of voice, data, internet, and television services and products, some that are available ‘a la carte, and others that are available as bundled or packaged solutions. We believe that our local management structure, superior 100% U.S.–based customer service and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

Highlights for 2010

•
The Transaction
On July 1, 2010, Frontier acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (which we refer to as the Acquired Business).  This transaction (the Transaction or the Merger) was financed with approximately $5.2 billion of common stock (Verizon shareholders received 678.5 million shares of Frontier common stock) plus the assumption of approximately $3.5 billion principal amount of debt.

Frontier acquired approximately 4.0 million access lines in the Transaction.  As a result, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities in 27 states, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.7 million access lines, 1.7 million broadband connections and 14,800 employees as of December 31, 2010.

Revenue was $3.8 billion in 2010.   On a pro forma basis, assuming the Transaction had occurred on January 1, 2010, our revenues would have been approximately $5.7 billion for the year ended December 31, 2010.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Merger, although our overall debt increased.  At December 31, 2010, the ratio of our net debt to adjusted operating cash flow (“leverage ratio”) was 2.98 times.

•
Issuance of Debt Securities, Letter of Credit Facility and Credit Facility
On March 23, 2010, we entered into a $750.0 million revolving credit facility (the Credit Facility) that became effective on July 1, 2010, concurrently with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility.

On April 12, 2010, and in anticipation of the Merger, the Verizon subsidiary then holding the assets of the Acquired Business completed a private offering of $3.2 billion aggregate principal amount of senior notes. Upon completion of the Merger on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the senior notes. The senior notes consist of $500.0 million aggregate principal amount of Senior Notes due 2015, $1.1 billion aggregate principal amount of Senior Notes due 2017, $1.1 billion aggregate principal amount of Senior Notes due 2020 and $500.0 million aggregate principal amount of Senior Notes due 2022.

On September 8, 2010, we entered into a $190.0 million unsecured letter of credit facility.
•
Dividend Policy
During the first half of 2010, we continued to pay cash dividends at an annual rate of $1.00 per common share.  Effective July 1, 2010, our Board of Directors set the annual cash dividend rate at $0.75 per share.  Dividends are subject to applicable law and within the discretion of our Board of Directors.

•
Product Growth
During 2010, we added approximately 1,061,200 new High-Speed Internet (HSI) subscribers, including 1,045,000 as a result of the Transaction. At December 31, 2010, we had approximately 1,697,200 HSI customers. Throughout our properties, we offer a video product through DISH Network (DISH) and DirecTV and, in addition, we offer fiber optic video services in three states.  We added approximately 358,500 video subscribers during 2010, including 345,900 as a result of the Transaction.  At December 31, 2010, we had approximately 531,400 video customers.

•
Customer Revenue
During 2010, our customer revenue from both residential and business customers for our Frontier legacy operations was $1,721.7 million, and our average monthly customer revenue per access line improved by $2.86, or 4%, to $69.89.

•
Access Lines
During 2010, our rate of access line loss for our Frontier legacy operations improved from the prior year, and the rate of access line loss for the acquired Territories improved sequentially from the third quarter to the fourth quarter of 2010. We believe this is primarily attributable to customer recognition of the value of our products, services and bundled options, fewer residential moves out of territory, fewer moves by businesses to competitors and our ability to compete with cable telephony in a maturing market place.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Communications Services

As of December 31, 2010, we operated as an incumbent local exchange carrier (ILEC) in 27 states.

Our business is with both residential and business customers.  Our services include:

•	local and long distance voice services;

•	data and internet services;

•	access services;

•	directory services; and

•	video services.

Frontier is the incumbent local exchange carrier in almost all of the markets we serve and provides the "last mile" of telecommunications services to residential and business customers in these markets.

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

Enhanced scale and scope.  Our increased scale and scope following the Transaction allows us to leverage our common support functions and systems (such as corporate administrative functions, information technology and network systems) for both operating expense and capital expenditure synergies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expected cost savings resulting from the Merger.”

Broader footprint and greater revenue opportunities.  Although prior to the Merger, we operated in 11 of the 14 states in which the Acquired Business operated, the ILEC footprints of our Frontier legacy business and the Acquired Business do not overlap.  In addition, the customers of the Acquired Business generally have a profile similar in characteristics such as age, income and property ownership to our legacy customers.  We therefore have a broader operating footprint that provides greater revenue opportunities through the expansion of our existing operating strategies into the acquired Territories, through greater broadband penetration and through new product and services offerings in the acquired Territories.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Strong financial profile with lower leverage.  For the year ended December 31, 2010, on a pro forma basis, assuming the Transaction had occurred in January 1, 2010, we would have generated revenue of approximately $5.7 billion, compared to revenue of approximately $2.1 billion for Frontier legacy operations for the year ended December 31, 2009.  Taking into account the significant decrease in our leverage as a result of the Transaction and the reduction of our annual dividend rate to $0.75 per share of common stock effective July 1, 2010, we have strengthened our balance sheet and improved the sustainability of our annual dividend.

Experienced management team with proven track record of successful business integration.  We are managed by a senior management team with a proven track record of successful business integration, as demonstrated by the team’s integration of former GTE Corporation properties, former Global Crossing properties and former Commonwealth and GVN businesses into Frontier, and the team’s consolidation of five billing systems covering 2.1 million access lines into a single system over the past seven years.

Company Strategies

The key elements of our strategy are as follows:

Expand broadband footprint.  We are concentrating on broadband as a core component of our service offering and growth.
Consequently, we have earmarked capital expenditures for the expansion of broadband availability in the acquired Territories and view this expansion as an opportunity to satisfy customer needs and expectations, retain a greater number of customers and increase average revenue per customer.  These capital expenditures include enhancing the existing outside plant by pushing fiber deeper into the network, enhancing interoffice transport and expanding the capability of our data backbone.

As of December 31, 2010, approximately 70% of the households in the acquired Territories had access to our broadband products.  As of December 31, 2010, approximately 91% of the households in our legacy territories had access to our broadband products.  In addition, in connection with the approval of the Transaction by the Federal Communications Commission (FCC) and certain state regulatory commissions, we have committed to expand broadband availability in certain areas of the acquired Territories.  See “—Regulatory Environment—Regulation of our business.”

Enhance customer loyalty through local engagement.  We will continue our strategy of engaging the markets at the local level to ensure that we have a customer-driven sales and service focus that differentiates us from our competitors.  Our local markets, including those in the acquired Territories, are now operated by local managers responsible for the customer experience, as well as the financial results, in those markets.  We invest in infrastructure improvements and enhancements each year, recognizing that the economic livelihood of the communities we serve will affect opportunities to grow the business. We therefore have a vested interest in the economic development of the communities we serve. We are also continuing our community involvement practices to create a competitive advantage through long-term customer loyalty.  We remain committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.

Increase revenue per customer.  We continue to apply the sales and marketing practices that we have historically employed throughout our markets, including the sale of voice, data and video services as bundled packages and the use of promotions and incentives, including gifts such as personal computers, digital cameras and gift cards, to drive market share.  We believe these marketing strategies yield increased revenue per customer, strengthened customer relationships and improved customer retention.  In the acquired Territories, we have significantly enhanced the customer experience with our call center representatives and field technicians.  We tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complimentary products and services.  We are increasing broadband availability to the customer base in the acquired Territories and, through innovative packages and promotions, plan to improve subscription rates for broadband services.  We continue to offer direct broadcast satellite services from DirecTV and DISH, fiber optic video services in certain states and over-the-top internet video on our www.myfitv.com website.  As we strive to provide consumers with a diverse range of communications services, we continuously evaluate the viability of other communications product alliances.  In addition, we have implemented, and will continue to implement, several growth initiatives, including launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, satellite video products, Internet advertising and the “Frontier Peace of Mind” computer technical support. We will continue to focus on growing those products and services and to offer new ones, should we determine that they would be attractive to our customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Ensure integration of the Acquired Business.  Effective with the closing of the Transaction, the Acquired Business (other than in West Virginia) has been operating on a common Verizon replicated information systems platform on an independent basis, and the Acquired Business in West Virginia has been integrated on to our existing systems.  The main integration effort required for us to operate the Acquired Business (in West Virginia) immediately following the Merger was successfully completed prior to the closing of the Merger, freeing up our resources to implement further strategies to achieve cost savings and drive revenue enhancements, including the information and network integration described below and the expansion of the broadband footprint.

We continue to implement our “go to market” strategy in our new markets and to complete the conversions of all the remaining systems into one platform.  Our goal is to have the conversions completed by the end of 2012.

Increase operating efficiencies and realize cost savings.  We aim to achieve cost savings by applying our corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions (including certain functions formerly provided by Verizon, or other third-party service providers, to the Acquired Business).  We currently anticipate that our annualized cost synergies will reach approximately $550 million and will be fully achieved by the end of 2012, when the Acquired Business’s network and information technology systems and processes are fully integrated with those of our legacy business.  However, there can be no assurance that this level of cost savings will actually be realized.

Growth through selective acquisitions.  We continue to evaluate and may pursue select strategic acquisitions that would enhance revenues and cash flows, although until July 2012 we are subject to certain restrictions on the acquisition, issuance, repurchase, or change of ownership of our capital stock.  We will continue to adhere to our selective criteria in our acquisition analysis.

Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of our markets.  These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet access, broadband-enabled services and video services. We offer these services both a la carte and, increasingly, as bundled packages which are purposely designed to simplify customer purchasing decisions and to provide the customer with pricing discounts.  We also offer incentives and promotions such as gifts to influence customers to purchase or retain certain services.  We also enhance customer retention by offering one-, two- and three-year price protection plans under which customers commit to a term in exchange for predictable pricing or other incentives and promotions.  We are staffed locally with skilled technicians and supervisory personnel, which enables us to provide efficiently and reliably an array of communications services to meet our customers’ needs.  Our call center operations and field technicians are staffed with 100% U.S.-based personnel.

Generation of Revenue

We generate revenue primarily by providing: (1) basic local and long distance voice wireline services to residential and business customers in our service areas; (2) data and Internet services and wireless data services; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; and (4) directory listing and advertising; and (5) sales of third party and owned video services.

Local and long distance voice services.  We provide basic telephone wireline services to residential and business customers in our service areas.  Our service areas are largely residential and generally less densely populated than the primary service areas of the largest ILECs.  We also provide enhanced services to our customers by offering a number of calling features, including call forwarding, conference calling, caller identification, voicemail and call waiting.  All of these local services are billed monthly in advance.  Long distance network service to and from points outside our operating territories are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute-of-use basis.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We also offer packages of communications services.  These packages permit customers to bundle their basic telephone line service with their choice of enhanced, long distance, video and Internet services for a monthly fee or usage fee depending on the plan.

We are continuing our efforts to increase the penetration of our enhanced services which may produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services.  Integrating these services with other services may provide the opportunity to capture an increased percentage of our customers’ communications expenditures (wallet share).

Data and Internet services. We offer a wide range of wireline data services to our residential, commercial and carrier customers.  Residential services include HSI, dial up Internet, portal and e-mail products, and Peace of Mind services, such as hard drive back-up.  Commercial and carriers services include Metro Ethernet; Dedicated Internet; Internet Protocol, optical, Multiprotocol Label Switching (MPLS), and TDM data transport services. These services are all supported by a 24x7 help desk and an advanced Network Operations Center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed monthly in advance.

We also offer wireless data services in select markets utilizing networks that we own or operate.  Long-term contracts are billed in advance on an annual or semi-annual basis.  End-user subscribers are billed in advance on a monthly recurring basis and colleges, universities and businesses are billed on a monthly recurring basis for a fixed number of users.  Hourly, daily and weekly casual end-users are billed by credit card at the time of use.

Access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their long distance voice and data traffic.  These services are generally offered on a month-to-month basis and the service billed on a minutes-of-use basis.  Access charges are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.  In addition, subsidies are received from state and federal authorities based on the higher cost of providing telephone service to certain rural areas are a part of our access services revenue.  Monthly recurring access service fees are billed in advance.

Directory services.  Directory services involves the provision of white and yellow page directories for residential and business listings.  We provide this service through third-party contractors.  In most of our legacy markets, the third-party contractors are paid a percentage of revenues from the sale of advertising in these directories.  In our remaining legacy markets, we receive a flat fee from the contractors.  In the acquired Territories, we receive fees for listing or advertising from white pages.  Our directory service also includes “Frontier Pages,” an Internet-based directory service which generates advertising revenues.

Video services. We offer video services under an agency relationship with DISH in our legacy markets and with DirecTV in the acquired Territories (other than West Virginia where we sell the DISH product and continue to support existing customers who have the DirecTV product).  We receive from the applicable satellite provider and recognize as revenue activation fees, other residual fees and nominal management, billing and collection fees.  We also purchase receivables at a discount and bill customers for the monthly services and remit those billings to the applicable satellite provider without recognizing any revenue.  Additionally, we offer fiber optic video services on a selective basis in the states of Indiana, Oregon and Washington.

We also continue to offer our www.myfitv.com website which provides easy online access to video content, entertainment and news available on the worldwide web.  This service is available to consumers in and outside of our service territories.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following table sets forth the aggregate number of our access lines and HSI subscribers in the states in which we operated as of December 31, 2010.

	Access lines
	and HSI	Access lines	Total	Percentage of
	subscribers of	and HSI	Access lines	total access
	Frontier legacy	subscribers of the	and HSI	lines and HSI
State	operations	Acquired Business	subscribers	subscribers

Indiana……………………………………..	5,880	777,711	783,591	11%
West Virginia………………………………	187,849	585,951	773,800	10%
New York…………………………………..	737,874	-	737,874	10%
Illinois………………………………………	127,594	585,365	712,959	10%
Ohio………………………………………..	742	630,142	630,884	8%
Washington……………………………….	-	600,450	600,450	8%
Michigan………………………………….	23,800	445,008	468,808	6%
Pennsylvania…………….…..……………	462,362	-	462,362	6%
Oregon…………………….……………….	16,615	351,112	367,727	5%
Wisconsin…………………..…………….	73,019	276,664	349,683	5%
North Carolina…………………………….	-	275,976	275,976	4%
Minnesota………………………...……….	267,789	-	267,789	4%
California……………………………..……	181,051	21,335	202,386	3%
Arizona……………………………………..	183,129	2,900	186,029	2%
Idaho……………………………………….	24,992	109,200	134,192	2%
South Carolina…………………………….	-	108,841	108,841	1%
Other States (1)……………...…….……….	348,944	30,590	379,534	5%
Total …………………………………….	2,641,640	4,801,245	7,442,885	100%

_______________________
Note:  This table includes fiber optic and DSL High-Speed Internet subscribers.

(1) Includes Tennessee, Nevada, Iowa, Nebraska, Alabama, Utah, Georgia, New Mexico, Montana, Mississippi and Florida.

Change in the number of our access lines is one factor that is important to our revenue and profitability.  We have lost access lines primarily as a result of competition and business downsizing, and because of changing consumer behavior (including wireless substitution and disconnections of second lines upon an HSI addition), economic conditions and changing technology.  Our Frontier legacy operations lost approximately 128,000 access lines (net) during the year ended December 31, 2010, but added approximately 16,200 HSI subscribers (net) during this same period.  With respect to the access lines we lost in 2010, 101,000 were residential customer lines and 27,000 were business customer lines.  The Acquired Business lost approximately 201,000 access lines (net) during the six months ended December 31, 2010, and lost approximately 4,100 HSI subscribers (net) during the same period.  We expect to continue to lose access lines but anticipate partially offsetting those losses with an increase in HSI subscribers during 2011.  A substantial further loss of access lines, combined with increased competition and the other factors discussed in MD&A, may cause our revenues, profitability and cash flows to decrease during 2011.

Our Company, like others in the industry, utilizes reporting metrics focused on units. Consistent with our strategy to focus on the customer, we also utilize residential and business customer metrics that, when combined with unit counts, provides additional insight into the results of our strategic initiatives described above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the year ended December 31,
	2010	2009
Residential Customer Metrics:
Customers	3,445,193	1,254,508
Revenue (in 000’s)	$1,678,551	$899,800
Products per residential customer * – Frontier Legacy	2.60	2.52
Average monthly residential revenue per Customer - Frontier Legacy	$60.31	$57.62
Percent of customers on price protection plans - Frontier Legacy	58.4%	53.3%
Customer monthly churn - Frontier Legacy	1.33%	1.47%

Business Customer Metrics:
Customers	343,823	140,763
Revenue (in 000’s)	$1,621,349	$858,460
Average monthly business revenue per Customer - Frontier Legacy	$511.33	$485.72

* Products per residential customer: primary residential voice line, HSI and video products have a value of 1.  Long distance, Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

Network Architecture and Technology

Our local exchange carrier networks consist of central office hosts and remote sites, primarily equipped with digital switches.  The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers.  We own fiber optic and copper cable, which have been deployed in our networks and are the primary transport technologies between our host and remote central offices and interconnection points with other incumbent carriers.

Our fiber optic and copper transport system is capable of supporting increasing customer demand for high bandwidth transport services.  We are currently upgrading our network with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical ADM Add/Drop Multiplexers (ROADM) transport systems, Very High Bit-Rate DSL (VDSL) HSI equipment, and Voice over Internet Protocol (VOIP) switches.  These systems will support advanced service such as Metro Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS) transport, and VOIP.  The network is designed with redundancy and auto-failover capability on our major circuits.

As of December 31, 2010, approximately 91% of the households in our legacy territories had access to our broadband products.  As of December 31, 2010, approximately 70% of the households in the acquired Territories had access to broadband products.

Rapid and significant changes in technology are expected in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes.  We believe that our existing network architecture will enable us to respond to these technological changes efficiently.  In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability in order to drive improvement in profitability.

Competition

Competition in the communications industry is intense. We experience competition from many communications service providers, including cable operators offering video, data and VOIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers.  We believe that as of December 31, 2010, approximately 90% of the households in our territories could receive voice, data and video services from a competitive provider.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The lingering impact of the severe contraction in the global financial markets that occurred in 2008 and 2009 and the subsequent recession has affected residential and business customer behavior.  Customers have reduced their spending by not purchasing our services or by discontinuing some or all of our services.  These trends may continue and may result in a continued challenging revenue environment.  The weak economic environment may produce increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

We employ a number of strategies to combat the competitive pressures and changes in customer behavior noted above.  Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and up-selling services to existing customers, new customer growth, win-backs of former customers, new product deployment, and by managing our profitability and cash flow through targeted reductions in operating expenses and capital expenditures.

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to providing exemplary customer service is demonstrated by our 100% U.S.-based workforce, our expanded customer services hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services to our local access line customers. Our bundled services include HSI, unlimited long distance calling, enhanced telephone features and video offerings.

We are also focused on increasing sales of existing products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising, and the Frontier Peace of Mind product suite.  This last category is a suite of products that is aimed at managing the personal computing experience for our customers and is designed to provide value and simplicity to meet customers’ ever-changing needs.  The Frontier Peace of Mind products and services suite includes services such as an in-home, full installation of the Company’s HSI product, two hour appointment windows for the installation, hard drive back-up services, 24-7 help desk PC support and inside wire maintenance (when bundled).  In 2010, the Frontier Peace of Mind products generated approximately $5.3 million in revenue for Frontier legacy operations.  We also continue to offer our www.myfitv.com website, which provides easy online access to free television programs, video on demand movies and other entertainment. Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long term profitability or impact on revenue.  Hard drive back-up services, 24-7 help desk PC support and our www.myfitv.com website are also available to consumers and small businesses outside of our service territories.

On the commercial side of our business, we are focused on many of the same strategies and enhancements described above as well as providing state-of-the-art transport services to wireless cell towers in our territories and expanding the number and quality of people selling and servicing our medium and enterprise customers with sophisticated products (e.g. IP PBX, E911 equipment) and services (e.g., ethernet, SIP trunking).

The goal of offering multiple products and services to our customers pursuant to price protection programs, billing on a single bill, providing superior customer service, and being active in our local communities is to generate customer loyalty which should help us generate new, and retain existing, customer revenue.

For additional discussion of our competitive strategies, see “Company Strategies” above.

Regulatory Environment

The majority of our operations are regulated by the FCC and various state regulatory agencies, often called public service or utility commissions.

Some of our revenue is subject to regulation by the FCC and various state regulatory agencies.  We expect federal and state lawmakers to continue to review the statutes governing the level and type of regulation for telecommunications services.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulation of our business

We are subject to federal, state and local regulation.  We have various regulatory authorizations for our regulated service offerings.  At the federal level, the FCC generally exercises jurisdiction over facilities and services of common carriers, such as our company, to the extent those facilities are used to provide, originate or terminate interstate or international telecommunications services.  State regulatory commissions generally exercise jurisdiction over common carriers’ facilities and services to the extent those facilities are used to provide, originate or terminate intrastate telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive providers.  In addition, local governments often regulate the public rights-of-way necessary to install and operate networks, and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way.  Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain construction permits and to abide by building codes.

We believe that competition in our telephone service areas will continue to increase in the future as a result of the Telecommunications Act of 1996 (the “1996 Act” or the “Telecommunications Act”) and actions taken by the FCC and state regulatory authorities, and through increased deployment of various types of technology, although the ultimate form and degree of competition cannot be predicted at this time.  Competition may lead to loss of revenues and profitability as a result of loss of customers; reduced usage of our network by our customers who may use alternative providers for voice and data services; and reductions in prices for our services which may be necessary to meet competition.

Under the 1996 Act, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between ILECs and competitive local exchange carriers, in accordance with rules set by the FCC.  State regulatory commissions also may impose fees on providers of telecommunications services within their respective states to support state universal service programs.  Many of the states we operate in require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

In connection with their approvals of the Transaction, the FCC and certain state regulatory commissions specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million.  Another $72.4 million of cash in an escrow account, with an associated liability was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2010, we had a restricted cash balance in these escrow accounts in the aggregate amount of $187.5 million, in addition to the $190.0 million letter of credit.  The aggregate amounts of these escrow accounts and the letter of credit will decrease over time as we incur the defined capital expenditures in the respective states.

In addition, in certain states, we are subject to operating restrictions such as rate caps (including maintenance of existing rates on residential and business products and wholesale prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the Transaction), continuation of product bundle offerings that we offered before the Transaction, and restrictions on how early termination fees are calculated, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet may result in penalties, including, in one state, cash management limitations on certain of our subsidiaries in that one state). In one other state, our subsidiaries are subject to restrictions on the amount of dividends up to the parent company for a period of approximately four years.  We are also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection. Although most of these requirements are generally consistent with our business plans, they may restrict our flexibility in operating our business during the specified periods, including our ability to raise rates in a declining revenue environment and to manage cash transfers from our subsidiaries in two states if we do not meet certain operating service criteria.

Some legislation and regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges which could change the manner in which the entire industry operates.  Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time.  Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us.  See “Risk Factors—Risks Related to Regulation—Changes in federal or state regulation may reduce the access charge revenues we will receive.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulation of the telecommunications industry at the federal and state level

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight.  The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services.  Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states.  These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 1,997,000 access lines, or 35% of our total access lines, at December 31, 2010 are in state jurisdictions under the rate of return regulatory model.  The FCC’s National Broadband Plan, a non-binding set of recommendations released in March 2010 and described further below,  recommends requiring all incumbent local exchange carriers to be regulated for interstate services, if at all, under incentive regulation.  We will continue to advocate our position for no or reduced regulation with various regulatory agencies.  In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services under state commission jurisdiction.

Telephone companies are subject to FCC rules governing privacy of customer information.  Among other things, these rules obligate carriers to protect customer information from inappropriate disclosure, set requirements for obtaining customer permission to use information in marketing and for disclosure of information to customers, and require carriers to certify annually that they are in compliance with the rules.

Most states have certification requirements that require providers of telecommunications services to obtain authority from the state regulatory commission prior to offering common carrier services.  Most of the local exchange companies that are operated by us operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.

Recent and potential regulatory developments

Federal legislators, the FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies.

On March 16, 2010, the FCC released its National Broadband Plan. The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms. The FCC has initiated some of the proceedings proposed in the National Broadband Plan on a broad number of topics, including reform of the Universal Service Fund (USF) and the potential shift of future Universal Service funding to support broadband deployment. The FCC is expected to initiate more proceedings on reform of the USF and the intercarrier compensation regime in 2011, the outcome of which may significantly change Federal Universal Service funding and disbursement mechanisms and interstate, intrastate and local intercarrier compensation. The National Broadband Plan proposals could be accepted, rejected or modified significantly by the FCC. The outcome and timing of these proceedings are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.

As a follow-up to the National Broadband plan, on February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking seeking comment from the industry on both short-and long-term reforms to Intercarrier Compensation and the Federal Universal Service High Cost Fund.  The Notice asks for comment on a broad range of possible outcomes and Frontier cannot predict whether or when the FCC will take additional actions or the effect of any such actions on the Company’s subsidy revenues.

The FCC also has an ongoing proceeding considering whether to make changes in its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.  However, future reductions in our subsidy and access revenues will directly affect our profitability and cash flows as those regulatory revenues do not have the same level of associated variable expenses.  Our access and subsidy revenues declined in 2010 compared to 2009 and are both likely to decline further in 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Regulators at both the federal and state levels continue to address whether VOIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC has concluded that certain VOIP services are jurisdictionally interstate in nature and states therefore are preempted from regulating the rates, terms and conditions on which providers offer these services.  The FCC has not addressed other related issues, such as: whether or under what terms VOIP originated traffic may be subject to intercarrier compensation; and whether VOIP services are subject to general state requirements relating to taxation and general commercial business requirements.  The FCC has stated its intent to address these open questions in subsequent orders in its ongoing “IP-Enabled Services Proceeding.” Internet telephony may have an advantage in the marketplace over our traditional services if it remains less regulated.

Some state regulators have in the past considered imposing on regulated companies (including us) cash management practices that could limit the ability of a company to transfer cash among its subsidiaries or to its parent company.  None of the existing state requirements materially affect our cash management, but future changes by state regulators could affect our ability to freely transfer cash within our consolidated companies.

Current and potential Internet regulatory obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet.  There is currently only limited regulation applicable to these services.  As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

The FCC adopted orders which put wireline broadband Internet access service, commonly delivered by DSL or fiber technology, as well as mobile wireless based broadband Internet access service and other forms of broadband Internet access services on an equal regulatory footing with cable modem service.  This approach is consistent with a United States Supreme Court decision upholding the FCC’s classification of cable modem services as “information services” not subject to mandatory common carriage regulation.  Specifically, the FCC has determined that these information services are functionally integrated with any underlying telecommunications component, and that there is no obligation to separate out and offer that transmission component subject to common carriage regulation.  The FCC provides the option, however, for rate of return carriers to voluntarily provide wireline broadband Internet access service as a common-carrier offering.  In the National Broadband Plan, the FCC staff team indicates that the FCC will consider the legal classification of broadband as it reviews the Plan.

The FCC has imposed particular regulatory obligations on broadband services.  For example, it has concluded that VOIP and facilities-based broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act, a decision that the United States Court of Appeals for the District of Columbia Circuit has upheld.  The FCC has also required VOIP providers to provide enhanced 911 emergency calling capabilities.

In October 2009 the FCC issued a proposed rulemaking looking at rules to “Preserve a Free and Open Internet”, including proposed restrictions on broadband network management practices. On December 21, 2010, the FCC adopted an order providing such regulations on Internet service providers.  These regulations affect fixed and mobile broadband providers differently.  While we believe we are already in substantial compliance with the new regulations their complete effect on our business is not yet known.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Video programming.  Federal, state and local governments extensively regulate the video services industry.  Our fiber optic video service is subject to, among other things, subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming, on a limited basis, in Oregon, Washington and Indiana pursuant to franchises, permits and similar authorizations issued by local franchising authorities utilizing fiber optic delivery transport to the home.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations.  Franchises are generally granted for fixed terms of at least ten years and must be periodically renewed.  Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.

For information regarding approvals by local franchising authorities in connection with the transactions, see “—Regulation of our business.”

Environmental regulation

Like all other local telephone companies, the local exchange carrier subsidiaries operated by us are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.  As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us or the Acquired Business, regardless of fault or the lawfulness of the activity that resulted in contamination.  We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

Intellectual Property

We believe that we have the trademarks, trade names and intellectual property licenses that are necessary for the operation of our business.

Employees

As of December 31, 2010, we had approximately 14,800 employees.  Approximately 9,500 of our employees are affiliated with a union.  The number of union employees covered by collective bargaining agreements expiring during 2011 is approximately 2,300.  We consider our relations with our employees to be good.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC.  These documents may be accessed through our website at www.frontier.com under “Investor Relations.”  The information posted or linked on our website is not part of this report.  We also make our Annual Report available in printed form upon request at no charge.

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

Item 1A.  Risk Factors

Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC.  In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to “forward-looking statements” (which we do not undertake to update) as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K, any of which could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.   The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.  The following risk factors should be read in conjunction with MD&A and the consolidated financial statements and related notes included in this report.

Risks Related to Our Business

 We will likely face further reductions in access lines, switched access minutes of use, long distance revenues and federal and state subsidy revenues, which could adversely affect us.

We have experienced declining access lines, switched access minutes of use, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of VOIP), technology changes and regulatory constraints.  For example, Frontier’s legacy access lines declined 6% in 2010, 6% in 2009 and 7% in 2008.  In addition, Frontier’s legacy switched access minutes of use declined 12% in 2010, 12% in 2009 and 9% in 2008 (after excluding the switched access minutes added through acquisitions in 2007).  The Acquired Business’s access lines declined 5% in the second half of 2010, 12% in 2009 and 10% in 2008.  In addition, the Acquired Business’s switched access minutes of use declined 11% in the second half of 2010, and declined 15% in 2009 and 10% in 2008. The factors referred to above, among others, are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause our cash generated by operations to decrease.

We face intense competition, which could adversely affect us.

The communications industry is extremely competitive and competition is increasing.  The traditional dividing lines between local, long distance, wireless, cable and Internet service providers are becoming increasingly blurred.  Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers and other providers (or potential providers) of services, such as Internet service providers, wireless companies, VOIP providers and cable companies that may provide services competitive with the services that we offer or intend to introduce.  We cannot assure you that we will be able to compete effectively.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that we will continue to lose access lines and that competition with respect to all of our products and services will increase.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We expect competition to intensify as a result of the entrance of new competitors, penetration of existing competitors into new markets, changing consumer behavior and the development of new technologies, products and services that can be used in substitution for our products and services.  We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on the success and cost of capital expenditure investments in our territories, including in the acquired Territories, in addition to the cost of marketing efforts, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced (including wireless broadband offerings), changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flow.

Some of our competitors have superior resources, which may place us at a cost and price disadvantage.

Some of our competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours.  In addition, some of these competitors are able to raise capital at a lower cost than we are able to.  Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to.  Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers.

Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

We may be unable to grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy.  We have identified some potential areas of opportunity and implemented several growth initiatives, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, satellite video products and the “Frontier Peace of Mind” suite of products, which includes computer technical support.  We cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services.

We could be sensitive to the ongoing economic uncertainty if current economic conditions or their effects continue.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced services, HSI and video services and make it difficult for us to obtain new customers.  In addition, if current economic conditions continue, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers.

Disruption in our networks, infrastructure and information technology may cause us to lose customers and incur additional expenses.

To attract and retain customers, we must provide customers with reliable service.  Some of the risks to our networks, infrastructure and information technology include physical damage, security breaches, capacity limitations, power surges or outages, software defects and other disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as cable damage, theft of our equipment, inclement weather and service failures of our third-party service providers.  We could experience more significant disruptions in the future.  We could also face disruptions due to capacity limitations if changes in our customers’ usage patterns for its HSI services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications.  Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur additional expenses, and thereby adversely affect our business, revenues and cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our business is sensitive to the creditworthiness of our wholesale customers.

We have substantial business relationships with other telecommunications carriers for whom we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our legacy business or the Acquired Business in recent years, future bankruptcies in the industry could result in the loss of significant customers by us, as well as cause more price competition and uncollectible accounts receivable.  Such bankruptcies may be more likely in the future if current economic conditions continue through 2011 or beyond.  As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions and is therefore subject to collective bargaining agreements; if we are unable to enter into new agreements or renew existing agreements before they expire, our workers subject to collective bargaining agreements could engage in strikes or other labor actions that could materially disrupt our ability to provide services to our customers.

As of December 31, 2010, we had approximately 14,800 active employees.  Approximately 9,500, or 64%, of these employees were represented by unions and were therefore subject to collective bargaining agreements.  Of the union represented employees as of December 31, 2010, approximately 2,300, or 24%, were subject to collective bargaining agreements that expire in 2011 and approximately 2,800, or 29%, were subject to collective bargaining agreements that expire in 2012.

 We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees.  If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could adversely affect our financial condition and results of operations in the future.

If we are unable to hire or retain key personnel, we may be unable to operate our business successfully.

Our success will depend in part upon the continued services of our management.  We cannot guarantee that our personnel will not leave or compete with us.  The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business.  In addition, our financial results and our ability to compete will suffer should we become unable to attract, integrate or retain other qualified personnel in the future.

A significant portion of our work force is eligible for retirement.

As of December 31, 2010, approximately 2,750, or 19%, of our approximately 14,800 active employees were retirement eligible.  If a substantial portion of these employees were to retire and could not be replaced (and, if necessary, their replacements could not be trained promptly), our customer service could be negatively impacted, which could have a material impact on our operations and financial results.

Our efforts to integrate our legacy business and the Acquired Business may not be successful.

The acquisition of the Acquired Business was the largest and most significant acquisition we have undertaken.  Our management has been and will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of our legacy business and the Acquired Business, which may decrease the time it will have to serve existing customers, attract new customers and develop new services or strategies.  The size and complexity of the Acquired Business and the use of our existing common support functions and systems to manage the Acquired Business, if not managed successfully, may result in interruptions in our activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may not realize the growth opportunities and cost synergies that we anticipated from the acquisition.

The benefits that we expect to achieve as a result of the acquisition of the Acquired Business will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies.  Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of our legacy business and operations and the Acquired Business and operations.  Even if we are able to integrate the businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all.  For example, we may be unable to eliminate all of the duplicative costs we expect to eliminate.  Moreover, we may incur substantial expenses in connection with the integration of our legacy business and the Acquired Business.  Through December 31, 2010, we have incurred $165.5 million in integration and deal expenses and anticipate that additional expenses will be incurred.  However, such expenses are difficult to estimate accurately. Accordingly, the benefits from the merger may be offset by costs incurred or delays in integrating the businesses.

Regulatory authorities, in connection with their approval of the acquisition, imposed on us certain conditions relating to our capital expenditures and business operations which may adversely affect our financial performance.

In connection with their approvals of the Transaction, the FCC and certain state regulatory commissions specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability and speeds to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million.  Another $72.4 million of cash in an escrow account, with an associated liability was acquired in connection with the acquisition to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2010, we had a restricted cash balance in these escrow accounts in the aggregate amount of $187.5 million.  The aggregate amounts of these escrow accounts and the letter of credit will decrease over time as we incur the defined capital expenditures in the respective states.

In addition, in certain states, we are subject to operating restrictions such as rate caps (including maintenance of the rates on residential and business products and the prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the acquisition), continuation of product bundle offerings that we offered before the Transaction, waiver of certain customer early termination fees and restrictions on others, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet, in one state, will result in penalties, including cash management limitations on certain of our subsidiaries in that one state).  In one other state, our subsidiaries are subject to restrictions on the amount of dividends up to the parent company for a period of approximately four years.  We are also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection.

The foregoing conditions may restrict our ability to expend cash for other uses and to modify the operations of our business in response to changing circumstances for a period of time.

Most of the Acquired Business operates on systems acquired from Verizon, which are not as flexible as our legacy systems.

Effective with the closing of the Transaction, the Acquired Business (other than in West Virginia) has been operating on Verizon replicated information systems, which are not as flexible as ours and restrict our ability to quickly react to our customers needs.  Until such systems are converted, which is currently scheduled to be completed by the end of 2012, our ability to launch new products and promotions in the acquired Territories on a timely basis may be limited, which may have an adverse impact on our results of operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

If the Transaction does not qualify as tax-free under Section 355 of the Internal Revenue Code (the Code), including as a result of subsequent acquisitions of stock of Frontier, then Verizon or Verizon stockholders may be required to pay substantial U.S. federal income taxes, and we may be obligated to indemnify Verizon for such taxes imposed on Verizon or Verizon stockholders.

The Transaction would be taxable to Verizon pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of the Acquired Business, directly or indirectly, as part of a plan or series of related transactions that include the Transaction.  Because Verizon stockholders collectively owned more than 50% of the Frontier common stock following the Merger, the Merger alone did not cause the Transaction to be taxable to Verizon under Section 355(e).  However, Section 355(e) might apply if other acquisitions of stock of Frontier after the Merger are considered to be part of a plan or series of related transactions that include the spin-off.  If  Section 355(e) applies, Verizon might recognize a substantial amount of taxable gain.

Under a tax sharing agreement, in certain circumstances, and subject to certain limitations, we are required to indemnify Verizon against taxes on the Transaction that arise as a result of actions or failures to act by us, or as a result of changes in ownership of our stock after the merger.  See “The Company will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the Merger, and such restrictions could be significant.”

We will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the Merger, and such restrictions could be significant.

The tax sharing agreement prohibits us from taking actions that could reasonably be expected to cause the Merger to be taxable or to jeopardize the conclusions of the IRS ruling or opinions of counsel received by Verizon or Frontier.  In particular, for two years after the spin-off, or until July 2012, we may not:

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

•
permit certain wholly owned subsidiaries owned by the Acquired Business at the time of the Merger to cease the active conduct of the Acquired Business to the extent it was conducted immediately prior to the Merger; or

•	voluntarily dissolve, liquidate, merge or consolidate with any other person, unless we survive and the transaction otherwise complies with the restrictions in the tax sharing agreement.

Nevertheless, we will be permitted to take any of the actions described above if we obtain Verizon’s consent, or if we obtain a supplemental IRS private letter ruling (or an opinion of counsel that is reasonably acceptable to Verizon) to the effect that the action will not affect the tax-free status of the Merger.  However, the receipt of any such consent, opinion or ruling does not relieve us of any obligation we have to indemnify Verizon for an action we take that causes the Transaction to be taxable to Verizon.

Because of these restrictions, until July 2012, we may be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital.  Also, our indemnity obligation to Verizon may discourage, delay or prevent a third party from acquiring control of us during this period in a transaction that the holders of our securities might consider favorable.

We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt or result in a change of control.

We continuously evaluate and may in the future enter into additional strategic transactions.  Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters.  The success of these potential transactions will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business.  Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames.  In addition, acquired businesses may have unanticipated liabilities or contingencies.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt, although there are restrictions on our ability to issue additional shares of stock for these purposes until July 2012.  See “We will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the spin-off or the merger, and such restrictions could be significant.”  The number of shares of our common stock or the aggregate principal amount of our debt that we may issue may be significant.  A strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Risks Related to Liquidity, Financial Resources and Capitalization

If the lingering impact of the ongoing economic uncertainty continues through 2011, it may have an impact on our business and financial condition.

Disruption and uncertainty in the capital markets, and tightening of credit availability may continue through 2011.  This economic scenario may affect the financial health of our customers, vendors and partners, which in turn may negatively affect our revenues, operating expenses and cash flows.  In addition, we have a $750.0 million revolving credit facility.  Although we believe, based on currently available information, that the financial institutions with commitments under the revolving credit facility will be able to fulfill their commitments to us, as applicable, future adverse economic conditions could prevent them from doing so.

Volatility in asset values related to Frontier’s pension plan and our assumption of the Acquired Business’ pension plan obligations may require us to make cash contributions to fund pension plan liabilities.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.  Frontier’s pension plan assets have increased from $608.6 million at December 31, 2009, to $1,290.3 million at December 31, 2010, an increase of $681.7 million, or 112%.  This increase is a result of asset transfers from the Verizon pension plan trusts of $581.3 million (including a receivable of $142.5 million as of December 31, 2010), less ongoing benefit payments of $67.3 million, offset by $154.6 million of positive investment returns and cash contributions of $13.1 million during 2010.  As a result of the continued accrual of pension benefits under the applicable pension plan and the cumulative negative investment returns arising from the contraction of the global financial markets, Frontier’s pension expenses increased in 2009 and 2010 as compared to 2008.  While pension asset values increased in 2010, Frontier made cash contributions to its pension plan of $13.1 million in 2010, and expects to make cash contributions of approximately $50 million in 2011.  Further volatility in our asset values or returns may require us to make additional cash contributions in future years.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to approximately $8.3 billion at December 31, 2010.  We have access to a $750.0 million revolving credit facility and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness, which would increase our total debt.  Despite the substantial indebtedness that we have, we are not prohibited from incurring additional indebtedness.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We will require substantial capital to upgrade and enhance our operations.

The Acquired Business’ historical capital expenditures, excluding expenditures relating to the fiber-to-the-home network, were significantly lower than our level of capital expenditures for our legacy operations when compared on a per access line basis.  Replacing or upgrading our infrastructure will require significant capital expenditures, including any expected or unexpected expenditures necessary to make replacements or upgrades to the existing infrastructure of the Acquired Business.  If this capital is not available when needed or required as a result of the regulatory approval process in connection with the Transaction, our business will be adversely affected.  Responding to increases in competition, offering new services, and improving the capabilities of, or reducing the maintenance costs associated with, our plant may cause our capital expenditures to increase in the future.  In addition, our dividend, at an annual rate of $0.75 per share as of July 1, 2010, will utilize a significant portion of our cash generated by operations and therefore could limit our ability to increase capital expenditures significantly.  While we believe that our anticipated cash flows will be adequate to maintain this dividend policy while allowing for appropriate capital spending and other purposes, any material reduction in cash generated by operations and any increases in planned capital expenditures, interest expense or cash taxes would reduce the amount of cash available for further capital expenditures and payment of dividends.  Accelerated losses of access lines, the effects of increased competition, lower subsidy and access revenues and the other factors described above may reduce our cash generated by operations and may require us to increase capital expenditures.

Risks Related to Regulation

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A significant portion of Frontier’s total revenues (approximately $285.5 million, or 8%, in 2010 and $246.3 million, or 12%, in 2009), including a significant portion of Frontier legacy revenues (approximately $213.9 million, or 10%, in 2010) and a significant portion of the Acquired Business’ revenues (approximately $71.7 million, or 4%, for the second half of 2010) are derived from switched access charges paid by other carriers for services Frontier legacy operations or the Acquired Business, as the case may be, provides (or provided) in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a significant portion of the Company’s revenues will continue to be derived from access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic.  The amount of switched access charge revenues that the Company will receive for these services is regulated by the Federal Communications Commission (the FCC) and state regulatory agencies.

The FCC is considering proposals that may significantly change interstate, intrastate and local intercarrier compensation.  On March 16, 2010, an FCC staff team issued its National Broadband Plan that recommends changes to the existing rate structure used for intercarrier charges. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking on Intercarrier Compensation and Universal Service reforms. The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services. When and how these proposed changes will be addressed is unknown and, accordingly, Frontier cannot predict the impact of future changes on the Company’s results of operations.

Certain states also have open proceedings to address reform to access charges and other intercarrier compensation.  In addition, Frontier has been approached by, and is currently involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.  Certain of those claims have led to formal complaints to the applicable state regulatory agencies.  Frontier cannot predict when or how these matters will be decided or the effect on the Company’s subsidy or access revenues.  However, future reductions in the Company’s access revenues will directly affect the Company’s profitability and cash flows as those regulatory revenues do not have the same level of associated variable expenses.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We are reliant on support funds provided under federal and state laws.

A significant portion of Frontier’s total revenues (approximately $212.3 million in the aggregate, or 6%, in 2010 and $113.3 million in the aggregate, or 5%, in 2009), including a significant portion of Frontier legacy revenues (approximately $114.0 million, or 6%, in 2010) and a significant portion of the Acquired Business’ revenues (approximately $98.3 million, or 6%, for the second half of 2010) are derived from federal and state subsidies for rural and high cost support, commonly referred to as universal service fund subsidies. The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for federal and state subsidies are determined as well as the amounts of such subsidies.  The National Broadband Plan recommends changes to the existing federal high cost subsidy programs. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reforms.  Frontier cannot predict whether or when the FCC will take additional actions or the effect of any such actions on the Company’s subsidy revenues.

Federal subsidies representing interstate access support, high cost loop support and local switching support represented approximately $112.7 million, or 3%, of Frontier’s total revenues in 2010, including approximately $63.6 million, or 3%, in 2010 of Frontier legacy revenues and approximately $49.1 million, or 3%, of the Acquired Business’ revenues for the second half of 2010.  Frontier currently expects that as a result of both an increase in the national average cost per loop and a decrease in Frontier’s and the Acquired Business’s cost structure, there will be a decrease in the subsidy revenues Frontier will receive in 2011 through the Federal High Cost Loop Fund.  The amount of federal interstate access support funds received may also decline as that fund is also subject to a national cap and the amounts allocated among carriers within that cap can vary from year to year.  State subsidies represented approximately $25.8 million, or less than 1%, of Frontier’s total revenues in 2010, including approximately $9.3 million of Frontier legacy revenues and approximately $16.5 million of the Acquired Business’ revenues for the second half of 2010.  Approximately $73.8 million, or 2%, of Frontier’s 2010 total revenues, including approximately $41.1 million of Frontier legacy revenues and approximately $32.7 million of the Acquired Business’ revenues for the second half of 2010, represent a surcharge to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “Other operating expenses.”

We and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities.  This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us.  Regulation could constrain our ability to compete and, in some jurisdictions, may restrict our ability to expand our service offerings.  In addition, changes to the regulations that govern our business (including any implementation of the National Broadband Plan) may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. On December 21, 2010, the FCC adopted a Report and Order designed to ensure an open internet for consumers.  The order adopts different regulations governing how fixed and mobile broadband access providers must allow edge content providers access across broadband networks and also mandates additional transparency disclosures on how broadband access providers manage their networks.  At this time it is unknown how these regulations will affect Frontier’s operations or ability to compete in the future.  This and other FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Risks Related to Technology

In the future, as competition intensifies within our markets, we may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

The communications industry is subject to significant changes in technology.  If we do not replace or upgrade technology and equipment, we may be unable to compete effectively because we will not be able to meet the needs or expectations of our customers.  Replacing or upgrading the combined infrastructure could result in significant capital expenditures.

In addition, rapidly changing technology in the communications industry may influence our customers to consider other service providers.  For example, we may be unable to retain customers who decide to totally replace their wireline telephone service with wireless telephone service.  We may be unable to attract or retain new customers from cable companies due to their deployment of enhanced broadband and VOIP technology.  In addition, new capacity services for wireless broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut 06905.

Operations support offices are currently located in leased premises at 180 South Clinton Avenue, Rochester, New York 14646, at 100 CTE Drive, Dallas, Pennsylvania 18612 and at 2200 West Airfield Dock E North, Dallas Fort Worth Airport, Texas 75261.  Call center support offices are currently located in leased or owned premises at 14450 Burnhaven Drive, Burnsville, Minnesota 55306, 1398 South Woodland Blvd., DeLand, Florida 32720, 1800 41st Street, Everett, WA 98203, 1500 MacCorkle Avenue, Charleston, WV 25303, 8001 W. Jefferson Blvd., Fort Wayne, IN 46804 and 1300 Columbus-Sandusky Road North, Marion, OH 43302.  In addition, we lease and own additional space in our operating markets throughout the United States for operations support and call center support.

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

The plants and properties (owned or leased) operated by Frontier and its subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

Item 3.   Legal Proceedings

See Note 20 of the Notes to Consolidated Financial Statements included in Part IV of this report.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including general contract, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material effect on our financial position, results of operations, or our cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.    Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2010.

Executive Officers of the Registrant

Our Executive Officers as of February 1, 2011 were:

Name	Age	Current Position and Officer
Mary Agnes Wilderotter	56	Chairman of the Board, President and Chief Executive Officer
Donald R. Shassian	55	Executive Vice President and Chief Financial Officer
Kathleen Q. Abernathy	54	Chief Legal Officer and Executive Vice President, Regulatory and Government Affairs
Peter B. Hayes	53	Executive Vice President, Commercial Sales
Robert J. Larson	51	Senior Vice President and Chief Accounting Officer
Daniel J. McCarthy	46	Executive Vice President and Chief Operating Officer
Cecilia K. McKenney	48	Executive Vice President, Human Resources and Call Center Sales & Services
Melinda White	51	Executive Vice President, Revenue Development

There is no family relationship between directors or executive officers.  The term of office of each of the foregoing officers of Frontier will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

MARY AGNES WILDEROTTER has been with Frontier since November 2004.  She was elected President and Chief Executive Officer in November 2004 and Chairman of the Board in December 2005.  Prior to joining Frontier, she was Senior Vice President - Worldwide Public Sector of Microsoft Corp. from February 2003 to November 2004 and Senior Vice President - Worldwide Business Strategy of Microsoft Corp. from 2002 to 2004.  Before that she was President and Chief Executive Officer of Wink Communications from 1997 to 2002.

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

KATHLEEN Q.  ABERNATHY joined Frontier’s management team in March 2010 as Chief Legal Officer and Executive Vice President, Regulatory and Government Affairs, after serving as a member of Frontier’s Board of Directors from April 2006 to March 2010.  From October 2008 to March 2010, Ms. Abernathy was a partner at the law firm of Wilkinson Barker Knauer, LLP.  Prior to that time, she was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP from March 2006 to October 2008.  From June 2001 to December 2005, she served as Commissioner at the Federal Communications Commission.  Prior to that time, she was Vice President, Public Policy at Broadband Office Communications, Inc., a provider of commercial communications services, from 2000 to 2001.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

MELINDA WHITE has been with Frontier since January 2005.  She is currently Executive Vice President, Revenue Development. Previously, she was Executive Vice President and General Manager, Marketing and New Business Operations from November 2009 to December 2010.  Prior to that, she was Senior Vice President and General Manager, Marketing and New Business Operations from July 2009 to November 2009.  Ms. White was Senior Vice President and General Manager of New Business Operations from October 2007 to July 2009 and prior to that, Senior Vice President, Commercial Sales and Marketing from January 2006 to October 2007.  Ms. White was Vice President and General Manager of Electric Lightwave from January 2005 to July 2006.  Prior to joining Frontier, she was Executive Vice President, National Accounts/Business Development for Wink Communications from 1996 to 2002.

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

	2010		2009
	High	Low	High	Low

First Quarter	$8.02	$7.23	$8.87	$5.32
Second Quarter	$8.38	$7.07	$8.16	$6.62
Third Quarter	$8.30	$6.96	$7.60	$6.43
Fourth Quarter	$9.78	$8.16	$8.57	$7.12

As of February 15, 2011, the approximate number of security holders of record of our common stock was 707,715. This information was obtained from our transfer agent, Computershare Inc.

DIVIDENDS

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors.   From the third quarter of 2004 through the second quarter of 2010, we have paid a regular annual cash dividend of $1.00 per share of common stock paid quarterly.  As announced on May 13, 2009 and effective July 1, 2010, the closing date of the Transaction, our Board of Directors set the annual cash dividend rate at $0.75 per share, to be paid quarterly, subject to applicable law and within the discretion of our Board of Directors.  Cash dividends paid to shareholders were approximately $529.4 million, $312.4 million and $318.4 million in 2010, 2009 and 2008, respectively.  There are no material restrictions on our ability to pay dividends. The increase in aggregate dividends paid in 2010 reflects the increase in the number of shares outstanding as a result of the Transaction, offset in part by the reduction in the amount of the dividend per share, as described above.  The table below sets forth dividends paid per share during the periods indicated.

	2010	2009	2008

First Quarter	$0.25	$0.25	$0.25
Second Quarter	$0.25	$0.25	$0.25
Third Quarter	$0.1875	$0.25	$0.25
Fourth Quarter	$0.1875	$0.25	$0.25

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2005.

The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/05	12/06	12/07	12/08	12/09	12/10
Frontier Communications Corporation	100	126.34	119.98	90.59	92.45	128.49
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P Telecommunication Services	100	136.80	153.14	106.45	115.95	137.94

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None in the fourth quarter of 2010.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2010 to October 31, 2010
Employee Transactions (1)	323	$8.44

November 1, 2010 to November 30, 2010
Employee Transactions (1)	99	$8.73

December 1, 2010 to December 31, 2010
Employee Transactions (1)	1,503	$9.12

Totals October 1, 2010 to December 31, 2010
Employee Transactions (1)	1,925	$8.99

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2010 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2008, 2007 and 2006 and for each of the years ended December 31, 2007 and 2006 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31,
	2010		2009		2008	2007		2006
Revenue (1)	$ 3,797,675		$ 2,117,894		$ 2,237,018	$2,288,015	(4)	$ 2,025,367
Income from continuing operations (2)	$ 155,717	(7)	$ 123,181	(7)	$ 184,274	$216,514	(5)	$ 258,321	(6)
Net income attributable to common shareholders of Frontier	$ 152,673		$ 120,783		$ 182,660	$214,654		$ 344,555
Basic income per share of common stock
from continuing operations (3)	$ 0.23	(7)	$ 0.38	(7)	$ 0.57	$0.64	(4)(5)	$ 0.78	(6)
Earnings attributable to common shareholders of Frontier
per basic share (3)	$ 0.23	(7)	$ 0.38	(7)	$ 0.57	$0.64	(4)(5)	$ 1.06	(6)
Earnings attributable to common shareholders of Frontier
per diluted share (3)	$ 0.23	(7)	$ 0.38	(7)	$ 0.57	$0.64	(4)(5)	$ 1.06	(6)
Cash dividends declared (and paid) per common share	$ 0.875		$ 1.00		$ 1.00	$1.00		$ 1.00

	As of December 31,
	2010		2009		2008	2007		2006
Total assets	$ 17,890,230		$ 6,878,255		$ 6,888,676	$7,256,069		$ 6,797,536
Long-term debt	$ 7,983,693		$ 4,794,129		$ 4,721,685	$4,736,897		$ 4,467,086
Total shareholders' equity of Frontier	$ 5,196,740		$ 327,611		$ 519,045	$997,899		$ 1,058,032

(1)
Operating results include activities for the Acquired Business from the date of its acquisition from Verizon on July 1, 2010, and for Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE) from the date of its acquisition on March 8, 2007 and for Global Valley Networks, Inc. and GVN Services (together GVN) from the date of their acquisition on October 31, 2007.

(2)
Operating results exclude activities for Electric Lightwave, LLC (ELI) for 2006.  In 2006, we sold our CLEC business, ELI, for $255.3 million (including the sale of associated real estate) in cash plus the assumption of approximately $4.0 million in capital lease obligations.  We recognized a pre-tax gain on the sale of ELI of approximately $116.7 million.  Our after-tax gain on the sale was $71.6 million.

(3)
Operating results include the pre-tax impacts of losses on retirement of debt or exchanges of debt of $45.9 million ($28.9 million after tax or $0.09 per share), $6.3 million ($4.0 million after tax or $0.01 per share), $18.2 million ($11.5 million after tax or $0.03 per share) and $2.4 million ($1.5 million after tax or $0.01 per share), for 2009, 2008, 2007, and 2006, respectively.

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

(7)
Operating results include pre-tax acquisition and integration costs of $137.1 million ($85.7 million after tax or $0.13 per share) and $28.3 million ($17.8 million after tax or $0.06 per share) for 2010 and 2009, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•
Our indemnity obligation to Verizon for taxes which may be imposed upon them as a result of changes in ownership of our stock may discourage, delay or prevent a third party from acquiring control of us during the two-year period ending July 2012 in a transaction that stockholders might consider favorable;

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

•	Reductions in the number of our access lines that cannot be offset by increases in HSI subscribers and sales of other products and services;

•
The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation, or changes in the enforcement or interpretation of such legislation and regulation;

•	The effects of changes in the availability of federal and state universal funding to us and our competitors;

•	The effects of competition from cable, wireless and other wireline carriers;

•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•	The effects of increased medical, retiree and pension expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	Our ability to successfully renegotiate union contracts expiring in 2011 and thereafter;

•	Declines in the value of our pension plan assets, which would require us to make increased contributions to the pension plan in 2011 and beyond;

•	Limitations on the amount of capital stock that we can issue to make acquisitions or to raise additional capital until July 2012;

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

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors,” in evaluating any statement in this report on Form 10-K or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements and do not undertake to do so.

Expected Cost Savings Resulting from the Merger
Based on current estimates and assumptions, we expect to achieve significant cost savings as a result of the Merger, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions and systems and (2) by internalizing certain functions formerly provided by third-party service providers to the Acquired Business.

We estimate that our annualized cost savings will reach approximately $550 million by the end of 2012 as we implement a targeted list of initiatives. During 2010, we realized cost savings of approximately $140 million from this target list, primarily by the elimination of costs related to the previous owner's centralized services applicable to the Acquired Business, in addition to a number of other cost reduction initiatives like the elimination of outside contractors. Our fourth quarter savings from the targeted initiatives list was approximately $76 million and equates to an annualized run rate of approximately $304 million. We expect to achieve annualized cost savings of approximately $400 million by the end of 2011 and $550 million by the end of 2012. The realization of the additional annual cost savings is expected to be fully achieved by the end of 2012, when the Acquired Business’s network and information technology systems and processes will be fully integrated with those of Frontier.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 (a)   Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents aggregating $251.3 million (excluding restricted cash of $187.5 million, representing funds set aside for future broadband expansion and service quality initiatives). Our primary source of funds continued to be cash generated from operations.  For the year ended December 31, 2010, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities.

At December 31, 2010, we had a working capital deficiency of $310.9 million.  We believe our operating cash flows, existing cash balances, and new revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2011.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of December 31, 2010, we have approximately $280.0 million and $180.4 million of debt maturing in 2011 and 2012, respectively.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs. Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of debt. As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million to provide sufficient flexibility to meet our liquidity needs.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Merger, although our overall debt increased. At December 31, 2010, the ratio of our net debt to adjusted operating cash flow (“leverage ratio”) was 2.98 times.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for our business for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to three state regulatory commissions to expand broadband availability and speeds to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in the third quarter of 2010. Another $72.4 million of cash in an escrow account, with an associated liability for the same amount, was acquired in connection with the Merger to be used for service quality initiatives in the state of West Virginia. The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

The Transaction provides for a post-closing calculation of working capital. Frontier and Verizon have not finalized the results of this calculation nor the post-closing adjustment, if any. The final resolution of this process will not negatively impact Frontier’s balance sheet or working capital.

Cash Flow provided by Operating Activities

Cash flow provided by operating activities improved $479.5 million, or 65%, in 2010 as compared to 2009.  The improvement was primarily the result of incremental cash flow from the Acquired Business.

Cash paid for taxes was $19.9 million, $59.7 million and $78.9 million in 2010, 2009 and 2008, respectively.   Our 2010 cash taxes were lower than 2009 due to the impact of bonus depreciation in accordance with the 2010 Tax Relief Act.  We expect that in 2011 our cash taxes will be approximately $50 million to $75 million.  Our 2011 cash tax estimate reflects the continued impact of bonus depreciation under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In connection with the Transaction, the Company undertook activities to plan and implement information systems conversions and other initiatives necessary to effectuate the Merger, which occurred on July 1, 2010. As a result, the Company incurred $137.1 million of acquisition and integration costs related to integration activities during 2010.

Cash Flow used by Investing Activities

Acquisitions
On July 1, 2010, Frontier issued common shares with a value of $5.2 billion and made payments of $105.0 million in cash as consideration for the Acquired Business.  In addition, as part of the Transaction, Frontier assumed approximately $3.5 billion in debt.

Capital Expenditures
In 2010, 2009 and 2008, our capital expenditures were $577.9 million (including $97.0 million of integration–related capital expenditures), $256.0 million (including $25.0 million of integration-related capital expenditures) and $288.3 million, respectively. Capital expenditures in 2010 included $254.2 million associated with the Acquired Business. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing, which occurred on July 1, 2010. As a result, the Company incurred $97.0 million and $25.0 million of capital expenditures related to these integration activities in 2010 and 2009, respectively.

Cash Flow used by and provided from Financing Activities

Issuance of Debt Securities
On April 12, 2010, and in anticipation of the Merger, the Verizon subsidiary then holding the assets of the Acquired Business completed a private offering of $3.2 billion aggregate principal amount of senior notes. The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account. Immediately prior to the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Merger, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the senior notes.

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

Upon completion of the Merger, we also assumed additional debt of $250.0 million, including $200.0 million aggregate principal amount of 6.73% Senior Notes due February 15, 2028 and $50.0 million aggregate principal amount of 8.40% Senior Notes due October 15, 2029.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Debt Reduction
In 2010, we retired an aggregate principal amount of $7.2 million of debt, consisting of $2.8 million of senior unsecured debt and $4.4 million of rural utilities service loan contracts.

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

Interest Rate Management
On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our 2011 Notes and 2013 Notes. Cash proceeds from the swap terminations of approximately $15.5 million were received in January 2008.  The related gain has been deferred on the consolidated balance sheet, and is being amortized into interest expense over the term of the associated debt.  We recognized $1.0 million, $7.6 million and $5.0 million of deferred gain during 2010, 2009 and 2008, respectively, and anticipate recognizing an additional $1.0 million of deferred gain during 2011.  At December 31, 2010 and 2009, we did not have any derivative instruments.

Letter of Credit Facility
On September 8, 2010, we entered into a $190.0 million unsecured letter of credit facility. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). The letter of credit was issued in its entirety as of December 31, 2010. The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage. The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds. A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Credit Facility
On March 23, 2010, we entered into a $750.0 million revolving credit facility (the Credit Facility) that became effective on July 1, 2010, concurrently with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. As of December 31, 2010, we had not made any borrowings utilizing this facility. The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of December 31, 2010. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

Covenants
The terms and conditions contained in our indentures, the Credit Agreement and the Letter of Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the Credit Agreement and the Letter of Credit Agreement from declaring dividends if an event of default had occurred and was continuing at the time or would result from the dividend declaration.

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

As of December 31, 2010, we were in compliance with all of our debt and credit facility covenants.

Share Repurchase Programs
There were no shares repurchased during 2010 and 2009 under share repurchase programs.  During 2008, we repurchased 17,778,300 shares of our common stock at an aggregate cost of $200.0 million.

Dividends
We intend to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant. Effective July 1, 2010, our Board of Directors set the annual cash dividend rate at $0.75 per share, subject to applicable law and within the discretion of our Board of Directors.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
A summary of our future contractual obligations and commercial commitments as of December 31, 2010 is as follows:

Contractual Obligations:

($ in thousands)		Payment due by period
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations,
excluding interest	$8,326,994	$280,002	$890,221	$1,401,066	$5,755,705

Interest on long-term debt	7,098,592	652,903	1,255,196	1,082,483	4,108,010

Operating lease obligations	119,180	68,087	31,572	12,993	6,528

Purchase obligations	109,052	45,722	62,882	448	-

Liability for uncertain tax positions	54,864	26,674	24,466	3,724	-
Total	$15,708,682	$1,073,388	$2,264,337	$2,500,714	$9,870,243

At December 31, 2010, we have outstanding performance letters of credit totaling $229.9 million.

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

Allowance for Doubtful Accounts
We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable through a review of aging categories and specific customer accounts.  In 2010 and 2009, we had no “critical estimates” related to bankruptcies of telecommunications companies or any other customers.

Asset Impairment
We review long-lived assets to be held and used and long-lived assets to be disposed of, including customer lists, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.  In 2010 and 2009, we had no “critical estimates” related to asset impairments.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually, or more frequently, as circumstances warrant.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  As of July 1, 2010 and as a result of the completion of the Transaction, our operating segments (reporting units) increased from 3 (at December 31, 2009) to 5 (effective as of July 1, 2010).  This structure is consistent with how our Chief Operating Decision Makers (CEO, CFO, COO) review our results on a daily, weekly and monthly basis. After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the EBITDA multiples for each reporting unit to their carrying values noting that no impairment indicator was present.  No potential impairment was indicated and no further analysis was deemed necessary.

All of our ILEC properties share similar economic characteristics and as a result, we aggregate our five operating segments into one reportable segment.  Each of the below noted reporting units is an operating segment.  The first step in the goodwill impairment test compares the carrying value of net assets of the reporting unit to its fair value.   In determining fair value of goodwill at December 31, 2010, we compared the net book value of the reporting units to current trading multiples of ILEC properties as well as reconciled these values to the trading values of our publicly traded common stock.  Additionally, we utilized a range of prices to gauge sensitivity.  The result of this first step indicated that fair value of each reporting unit exceeded the carrying value of such reporting units.  As a result, the second step of the goodwill impairment test was not required.

Goodwill by reporting unit (operating segment) at December 31, 2010 is as follows:

	Reporting Units
($ in thousands)	Northeast	Southeast	West	Central	Midwest

Goodwill	$1,098,211	$1,275,633	$1,525,687	$1,576,898	$815,765

Prior to the Transaction, and the related increase in operating segments, we reorganized our management and operating structure during the first quarter of 2009 to include our Rochester market with our existing New York State properties and the rest of the East Region.  At that time, we determined that no impairment was indicated at both December 31, 2008 and March 31, 2009 for either the East or Rochester reporting units and combining them did not alter the conclusion at either date.

We estimate fair value in two ways: (1) marketplace company comparison based and (2) equity based utilizing our share price.  Enterprise values for rural ILEC properties are typically quoted as a multiple of cash flow or EBITDA.  Marketplace company comparisons and analyst reports support a range of values around a multiple of 6 to 6.5 times annualized EBITDA.  For the purpose of the goodwill impairment test we define EBITDA as operating income plus depreciation and amortization.  We determined the fair value estimates using 6.5 times EBITDA but also used lower EBITDA multiples to gauge the sensitivity of the estimate and its effect on the margin of excess of fair value over the carrying values of the reporting units.  Additionally, a second test was performed using our public market equity value or market capitalization.  Market capitalization (current market stock price times total shares outstanding) is a public market indicator of equity value and is useful in corroborating the 6.5 times EBITDA valuation because we are singularly engaged in rural ILEC operating activities.  Our stock price on December 31, 2010 was $9.73 and when compared to the fair value using the EBITDA multiple obtained above, exceeded such value before consideration of any applicable control premium.  We also used lower per share stock prices to gauge the sensitivity of the estimate and its effect on the margin of excess fair value over the carrying value.  Total market capitalization determined in this manner is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA.  Our method of determining fair value has been consistently applied for the three years ending December 31, 2010.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and identifiable intangible assets.  An independent study updating the estimated remaining useful lives of our property, plant and equipment assets is performed annually.  We revised our useful lives for Frontier legacy plant assets, and the plant assets of the Acquired Business, based on the study effective October 1, 2010.   For the plant assets of the Acquired Business, an independent study was performed to develop the appropriate depreciation rates based on Frontier's existing rates, while also incorporating factors unique to the plant assets of the Acquired Business.  The “composite depreciation rate” for our plant assets is 7.6% as a result of the study.

Intangible assets acquired in the Transaction were recorded based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list, as distinguished from the 12 years used for the business customer list.  For both classes of assets, the "sum of the years digits" method was used to amortize the intangible assets, which tracks more closely with the projected revenue stream of each asset class.  Our Frontier legacy customer list intangible assets do not distinguish between residential and business classes and the amortization period is five years on the straight-line method.  We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

We anticipate depreciation expense of approximately $820.0 million to $840.0 million and amortization expense of approximately $510.0 million for 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and Other Postretirement Benefits
Our estimates of pension expense, other postretirement benefits including retiree medical benefits and related liabilities are “critical accounting estimates.”  In connection with the completion of the Merger on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of December 31, 2010, were transferred into the Plan during the second half of 2010, with the receivable to be settled by the transfer of assets by the end of the third quarter of 2011.  We sponsor a noncontributory defined benefit pension plan covering a significant number of our current and former Frontier legacy employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. All of the employees who are still accruing pension benefits are represented employees.  The accounting results for pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts.  These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality.  We review these assumptions for changes annually with our independent actuaries.  We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present value basis, our pension and other postretirement benefit obligations as of the balance sheet date.  The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year.  The measurement date used in the selection of our discount rate is the balance sheet date.  Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation.  In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve, the Citigroup Above-Median Pension Curve, the Towers-Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.   This rate can change from year-to-year based on market conditions that affect corporate bond yields.  Our discount rate was 5.25% at year-end 2010, and 5.75% at year-end 2009.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense.  In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns.  The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our asset return assumption is made at the beginning of our fiscal year.  In 2009 and 2010, our expected long-term rate of return on plan assets was 8.0%.  Our actual return on plan assets in 2010 was 12.1%.  For 2011, we will continue to assume a rate of return of 8.0%.  Our pension plan assets are valued at fair value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2011 will be approximately $70 million to $80 million before amounts capitalized into the cost of capital expenditures (they were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010), and that we will make a cash contribution to our pension plan of approximately $50 million in 2011.  We made cash contributions of $13.1 million in 2010.  No contributions were made to our pension plan during 2008 or 2009.

Income Taxes
Our effective tax rate in 2010 increased to 42.5%, primarily related to the write-off of certain deferred tax assets of approximately $11.3 million related to Merger transaction costs which were not tax deductible.  Prior to the closing of the Merger, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Merger and once the Merger closed, these costs must be capitalized for tax purposes.

Our effective tax rates in 2008 and 2009 were approximately at the statutory rates.

Contingencies
We currently do not have any contingencies in excess of $5.0 million recorded on our books, except for items preliminarily estimated in purchase accounting.  See Note 3 of the Notes to Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Purchase Price Allocation - The Transaction
The allocation of the approximate $5.4 billion in total consideration to the “fair market value” of the assets and liabilities of the Acquired Business is a critical estimate.  The estimates of the fair values assigned to plant, customer list and goodwill, are more fully described in Notes 3, 4 and 6 of the Notes to Consolidated Financial Statements.  Additionally, the estimated expected life of a customer (used to amortize the customer list) is a critical estimate.

New Accounting Pronouncements
There were no new accounting standards that were adopted by the Company in 2010, or that would be adopted in future years, with any material financial statement impact.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)   Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2010, 2009 and 2008.  We have also presented an analysis of each category of revenue and operating expenses for 2010 for the results of Frontier legacy operations (excluding the Acquired Business) and the results of the Acquired Business for the second half of 2010, as included in the consolidated results of operations.  All variance explanations discussed below are based upon an analysis of the 2010 financial data for Frontier legacy operations (excluding the Acquired Business) in comparison to 2009, except that the first two sentences in each category of revenue or operating expenses below shows the revenue, operating expenses and/or variances based upon an analysis of Frontier including the Acquired Business.  Frontier has shown these adjustments to its financial presentations to exclude the effects of the Acquired Business because of the magnitude of the Transaction and its impact to our financial results in 2010, as compared to 2009.

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

Consolidated revenue for 2010 increased $1,679.8 million, or 79%, to $3,797.7 million as compared to 2009.  Excluding additional revenue of $1,748.1 million attributable to the Acquired Business, our revenue decreased $68.3 million, or 3% as compared to 2009.  Revenues from data and internet services such as HSI grew and increased for our Frontier legacy properties as a percentage of total revenues and revenues from voice services like local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues. This decline for our Frontier legacy operations in 2010 is a result of decreases in the number of residential and business customers, switched access revenue, long distance services revenue and directory revenue, partially offset by a $28.8 million, or 5%, increase in data and internet services revenue, each as described in more detail below.

Consolidated revenue for 2009 decreased $119.1 million, or 5%, to $2,117.9 million as compared to 2008.   This decline is a result of lower local services revenue, switched access revenue, long distance services revenue and subsidy revenue, partially offset by a $33.2 million, or 5%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one metric that is important to our revenue and profitability. Our Frontier legacy operations lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI or cable modem service. Our Frontier legacy operations lost approximately 128,000 access lines (net) during 2010, or 6% on an annual basis, comparable to the 136,800 access lines (net), or 6% on an annual basis, lost during 2009. The Acquired Business lost approximately 201,000 access lines (net) during the six months ended December 31, 2010. Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

During 2010, our Frontier legacy operations added approximately 16,200 HSI subscribers.  During 2009, we added approximately 56,000 HSI subscribers, primarily due to our “Rolling Thunder” promotion.  The Acquired Business experienced a loss of approximately 4,100 HSI subscribers during the six months ended December 31, 2010.  We expect to continue to increase HSI subscribers in our Frontier legacy operations in 2011 and expect to increase the number of HSI subscribers in the Acquired Business during 2011.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is a breakdown that presents customer counts, average monthly revenue, products per customer, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 6% decline in total access lines, customer revenue, which is all revenue except switched access and subsidy revenue, for our Frontier legacy operations declined in 2010 by only 2 percent as compared to the prior year period.  The decline in customers and access lines for our Frontier legacy operations was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2011.

OTHER FINANCIAL AND OPERATING DATA

	As of	% Increase	As of		As of	% Increase	As of
	December 31, 2010	(Decrease)	July 1, 2010		December 31, 2009	(Decrease)	December 31, 2008
Access lines:
Residential	3,635,670	(6%)	3,855,141		1,349,510	(7%)	1,454,268
Business	2,110,048	(2%)	2,154,109		768,002	(4%)	800,065
Total access lines	5,745,718	(4%)	6,009,250		2,117,512	(6%)	2,254,333

HSI subscribers	1,697,167	0%	1,696,576		635,947	10%	579,943
Video subscribers	531,446	5%	504,544		172,961	44%	119,919

	For the year ended December 31,
		$ Increase	% Increase		$ Increase	% Increase
	2010	(Decrease)	(Decrease)	2009	(Decrease)	(Decrease)	2008
Revenue (in 000's):
Residential	$1,678,551	$778,751	87%	$899,800	$(49,484)	(5%)	$949,284
Business	1,621,349	762,889	89%	858,460	(24,561)	(3%)	883,021
Total customer revenue	$3,299,900	$1,541,640	88%	$1,758,260	$(74,045)	(4%)	$1,832,305

Regulatory (switched access and
subsidy)	497,775	138,141	38%	359,634	(45,079)	(11%)	404,713
Total revenue	$3,797,675	$1,679,781	79%	$2,117,894	$(119,124)	(5%)	$2,237,018

Switched access minutes of use
(in millions)	14,542		64%	8,854		(12%)	10,027
Average monthly total revenue per
access line - Frontier Legacy	$83.20		3%	$80.74		1%	$79.62
Average monthly customer revenue
per access line - Frontier Legacy	$69.89		4%	$67.03		3%	$65.22

	As of or for the			As of or for the			As of or for the
	year ended		% Increase	year ended		% Increase	year ended
	December 31, 2010		(Decrease)	December 31, 2009		(Decrease)	December 31, 2008
Residential Customer Metrics:
Customers	3,445,193		175%	1,254,508		(7%)	1,347,423
Revenue (in 000's)	$1,678,551		87%	$899,800		(5%)	$949,284
Products per Residential Customer (1)
- Frontier Legacy	2.60		3%	2.52		6%	2.37
Average monthly residential
revenue per customer - Frontier Legacy	$60.31		5%	$57.62		2%	$56.42
Percent of Customers on Price Protection
Plans - Frontier Legacy	58.4%		10%	53.3%		20%	44.6%
Customer Monthly Churn - Frontier Legacy	1.33%		(10%)	1.47%		(6%)	1.57%

Business Customer Metrics:
Customers	343,823		144%	140,763
Revenue (in 000's)	$1,621,349		89%	$858,460
Average monthly business revenue per
customer - Frontier Legacy	$511.33		5%	$485.72

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance, Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	2010					2009			2008
($ in thousands)	As	Acquired	Frontier	$ Increase	% Increase		$ Increase	% Increase
	Reported	Business	Legacy	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Local and long distance services	$1,797,382	$916,238	$881,144	$(66,018)	(7%)	$947,162	$(83,790)	(8%)	$1,030,952
Data and internet services	1,235,596	567,997	667,599	28,784	5%	638,815	33,200	5%	605,615
Switched access and subsidy	497,775	169,904	327,871	(31,763)	(9%)	359,634	(45,079)	(11%)	404,713
Directory services	102,786	9,319	93,467	(13,629)	(13%)	107,096	(6,251)	(6%)	113,347
Other	164,136	84,612	79,524	14,337	22%	65,187	(17,204)	(21%)	82,391
	$3,797,675	$1,748,070	$2,049,605	$(68,289)	(3%)	$2,117,894	$(119,124)	(5%)	$2,237,018

Local and Long Distance Services
Local and long distance services revenue for 2010 increased $850.2 million, or 90%, to $1,797.4 million, as compared with 2009. Local and long distance services revenue for 2010 increased $916.2 million as a result of the Acquired Business. Local and long distance services revenue for our Frontier legacy operations decreased $66.0 million, or 7%, as compared with 2009.

Local and enhanced services revenue for our Frontier legacy operations declined $70.2 million in 2010, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Long distance services revenue for our Frontier legacy operations for 2010 increased $4.2 million as compared with 2009, primarily due to an increase in the number of long distance customers using our bundled service offerings partially offset by lower minutes of use and a lower average revenue per minute of use. We have actively marketed a package of unlimited long distance minutes with our digital phone and state unlimited bundled service offerings. These offerings have resulted in an increase in long distance customers and an increase in the minutes used by these customers. This has lowered our overall average rate per minute billed. While these package offerings have grown our long distance customer base, those customers paying on a per minute of use basis have reduced their calling volumes.

Local and long distance services revenue for 2009 decreased $83.8 million, or 8%, to $947.2 million, as compared with 2008. Local and enhanced services revenue for 2009 decreased $67.0 million, or 8%, to $781.4 million as compared with 2008, primarily due to the continued loss of access lines that accounted for $41.9 million of the decline and a reduction in all other related services revenue of $25.1 million.  Enhanced services revenue in 2009 decreased $14.7 million, as compared with 2008, primarily due to a decline in access lines and a shift in customers purchasing our unlimited voice communications packages with features included in the bundle instead of purchasing individual features.

Long distance services revenue for 2009 decreased $16.8 million, or 9%, to $165.8 million as compared with 2008, primarily due to a 3% reduction in the overall minutes of use and a reduction in the average revenue per minute of use.

Data and Internet Services
Data and internet services revenue for 2010 increased $596.8 million, or 93%, to $1,235.6 million, as compared with 2009. Data and internet services revenue increased $568.0 million as a result of the Acquired Business and increased $28.8 million, or 5%, for our Frontier legacy operations, as compared with 2009, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers. Data services revenue for our Frontier legacy operations for 2010 increased $15.8 million to $373.0 million, as compared with 2009. As of December 31, 2010, the number of the Company’s HSI subscribers for our Frontier legacy operations increased by approximately 16,200, or 3%, since December 31, 2009. Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits. Nonswitched access revenue for our Frontier legacy operations for 2010 increased $13.0 million to $294.6 million as compared to 2009, primarily due to growth in the number of those circuits.

Data and internet services revenue for 2009 increased $33.2 million, or 5%, to $638.8 million as compared with 2008, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  As of December 31, 2009, the number of the Company’s HSI subscribers had increased by approximately 56,000, or 10%, since December 31, 2008.  We have used “aspirational gifts” or promotional credits to drive growth in HSI subscribers.  Revenue from dedicated high-capacity circuits increased $7.3 million in 2009, as compared with 2008, primarily due to growth in the number of those circuits.

On March 16, 2010, the FCC released, as required under the 2009 American Recovery and Reinvestment Act (ARRA), its National Broadband Plan. The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms.  As a follow-up to the National Broadband plan, on February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking seeking comment from the industry on both short- and long-term reforms to Intercarrier Compensation and the Federal Universal Service High Cost Fund.  The Notice asks for comment on a broad range of possible outcomes and Frontier cannot predict whether or when the FCC will take additional actions or the effect of any such actions on the Company’s subsidy revenues.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Switched Access and Subsidy
Switched access and subsidy revenue for 2010 increased $138.1 million, or 38%, to $497.8 million as compared with 2009. For 2010, switched access and subsidy revenue represented 13% of our total revenue. Switched access and subsidy revenue for 2010 increased $169.9 million as a result of the Acquired Business.

Switched access revenue was $285.5 million in 2010, or 8% of our revenues, up from $246.3 million in 2009, or 12% of our revenues. Federal and state subsidy revenue, including surcharges of $73.8 million billed to customers which are remitted to the FCC, was $212.3 million in 2010, or 6% of our revenues, up from $113.3 million in 2009, or 5% of our revenues. We expect a further decline in switched access and subsidy revenue in 2011.

Switched access revenue for our Frontier legacy operations for 2010 of $213.9 million decreased $32.5 million, or 13%, as compared with 2009. This decrease was primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC. Subsidy revenue for our Frontier legacy operations, including surcharges billed to customers of $41.1 million, for 2010 of $114.0 million increased $0.7 million, or 1%, as compared with 2009.

Federal and state subsidy revenue including surcharges (which are billed to customers and remitted to the FCC) for our Frontier legacy operations were $63.6 million, $9.3 million and $41.1 million, respectively, for 2010.

Switched access and subsidy revenue for 2009 decreased $45.1 million, or 11%, to $359.6 million as compared with 2008.  Switched access revenue in 2009 of $246.3 million decreased $38.6 million, or 14%, as compared with 2008, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services. Access services revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $35.5 million, for 2009 of $113.3 million decreased $6.5 million, or 5%, as compared with 2008, primarily due to lower receipts under the Federal High Cost Fund (FHCF) program resulting from our reduced cost structure and an increase in the program’s National Average Cost per Local Loop (NACPL) used by the FCC to allocate funds among all recipients.

Federal and state subsidy revenue including surcharges (which are billed to customers and remitted to the FCC) were $69.1 million, $8.7 million and $35.5 million, respectively, for 2009. The federal and state subsidy revenue for 2009 represents 5% of our consolidated revenues.

Federal subsidies are driven by many factors, including the NACPL. Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future. The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for subsidies is determined as well as the amounts of such subsidies. In addition, some of the reform proposals direct additional support for broadband deployment which could create an opportunity for additional federal subsidy support.

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

Directory Services
Directory services revenue for 2010 decreased $4.3 million, or 4%, to $102.8 million, as compared with 2009. Directory services revenue for 2010 increased $9.3 million as a result of the Acquired Business. Directory services revenue for our Frontier legacy operations decreased $13.6 million, or 13%, as compared with 2009, primarily due to a decline in yellow pages advertising.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Directory services revenue for 2009 decreased $6.3 million, or 6%, to $107.1 million as compared with 2008, primarily due to lower revenues from yellow pages local advertising.

Other
Other revenue for 2010 increased $98.9 million, or 152%, to $164.1 million, as compared with 2009. Other revenue for 2010 increased $84.6 million as a result of the Acquired Business. Other revenue for our Frontier legacy operations increased $14.3 million, or 22%, as compared with 2009, primarily due to reduced DISH video credits and lower bad debt expenses that are charged against revenue, partially offset by decreases in “bill and collect” fee revenue.

Other revenue for 2009 decreased $17.2 million, or 21%, to $65.2 million as compared with 2008, primarily due to video promotional discounts of approximately $13.6 million.

OPERATING EXPENSES

	2010					2009			2008
($ in thousands)	As	Acquired	Frontier	$ Increase	% Increase		$ Increase	% Increase
	Reported	Business	Legacy	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Network access	$383,679	$173,533	$210,146	$(15,761)	(7%)	$225,907	$3,894	2%	$222,013

Network access expenses for 2010 increased $157.8 million, or 70%, to $383.7 million, as compared with 2009. Network access expenses for 2010 increased $173.5 million as a result of the Acquired Business. Network access expenses for our Frontier legacy operations decreased $15.8 million, or 7%, to $210.1 million, as compared with 2009, primarily due to lower “aspirational gift” and long distance carriage costs in 2010. In 2009, we expensed $10.0 million for the cost of new personal computers provided to customers in connection with our “Rolling Thunder” promotion which resulted in additional DISH video and HSI subscribers.

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

OTHER OPERATING EXPENSES

	2010						2009			2008
($ in thousands)	As	Acquired		Frontier	$ Increase	% Increase		$ Increase	% Increase
	Reported	Business		Legacy	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Wage and benefit expenses	$803,723	$388,418		$415,305	$7,402	2%	$407,903	$8,630	2%	$399,273
All other operating expenses	807,414	459,769	*	347,645	(25,549)	(7%)	373,194	(38,281)	(9%)	411,475
	$1,611,137	$848,187		$762,950	$(18,147)	(2%)	$781,097	$(29,651)	(4%)	$810,748

* Includes $29.2 million of common corporate costs allocated to the Acquired Business.

Wage and benefit expenses
Wage and benefit expenses for 2010 increased $395.8 million, or 97%, to $803.7 million, as compared with 2009. Wage and benefit expenses for 2010 increased $388.4 million as a result of the Acquired Business. Wage and benefit expenses for our Frontier legacy operations increased $7.4 million, or 2%, to $415.3 million, as compared with 2009, primarily due to higher compensation costs, as 2009 costs were reduced by the Company’s furlough plan, and 2010 reflects higher benefit costs, primarily from restricted stock awards.

Wage and benefit expenses for 2009 increased $8.6 million, or 2%, to $407.9 million as compared to 2008, primarily due to higher pension costs of $34.0 million, mostly offset by headcount reductions, decreases in compensation, lower severance and early retirement costs, reduced overtime costs and lower benefit expenses.
Pension costs are included in our wage and benefit expenses. The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010. Pension costs for 2010, 2009 and 2008 were approximately $38.0 million, $34.2 million and $0.2 million, respectively. Pension costs include pension expense of $46.3 million and $41.7 million, less amounts capitalized into the cost of capital expenditures of $8.3 million and $7.5 million for 2010 and 2009, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In connection with the completion of the Merger on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010. Assets of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of December 31, 2010, were transferred into the Plan during the second half of 2010, with the receivable to be settled by the transfer of assets by the end of the third quarter of 2011.

The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $1,290.3 million at December 31, 2010, an increase of $681.7 million, or 112%. This increase is a result of asset transfers from the Verizon pension plan trusts of $581.3 million, as described above, less ongoing benefit payments of $67.3 million, offset by $154.6 million of positive investment returns and cash contributions of $13.1 million during 2010.

Based on current assumptions and plan asset values, we estimate that our 2011 pension and other postretirement benefit expenses (which were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures) will be approximately $70 million to $80 million for Frontier before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for 2011. No contributions were made to Frontier’s pension plan during 2008 or 2009. We expect that we will make cash contributions to our pension plan of approximately $50 million in 2011.

All other operating expenses
All other operating expenses for 2010 increased $434.2 million, or 116%, to $807.4 million, as compared with 2009. All other operating expenses for 2010 increased $459.8 million as a result of the Acquired Business. All other operating expenses for our Frontier legacy operations decreased $25.5 million, or 7%, to $347.6 million, as compared with 2009, primarily due to $29.2 million in corporate costs allocated to the Acquired Business, partially offset by higher USF surcharges, higher electricity and fuel costs, and higher travel costs incurred in connection with the Acquired Business.

All other operating expenses for 2009 decreased $38.3 million, or 9%, to $373.2 million as compared to 2008, due to reduced costs for outside contractors and other vendors, as well as lower fuel, travel and USF surcharges, partially offset by slightly higher marketing expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

	2010						2009			2008
($ in thousands)	As	Acquired		Frontier	$ Increase	% Increase		$ Increase	% Increase
	Reported	Business		Legacy	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Depreciation expense	$599,662	$257,020		$342,642	$(19,586)	(5%)	$362,228	$(17,262)	(5%)	$379,490
Amortization expense	294,057	237,847	*	56,210	(57,953)	(51%)	114,163	(68,148)	(37%)	182,311
	$893,719	$494,867		$398,852	$(77,539)	(16%)	$476,391	$(85,410)	(15%)	$561,801

* Represents amortization expense primarily related to the customer base acquired in the Transaction.

Depreciation and amortization expense for 2010 increased $417.3 million, or 88%, to $893.7 million, as compared with 2009. Depreciation and amortization expense for 2010 increased $495.0 million as a result of the Acquired Business. Depreciation and amortization expense for our Frontier legacy operations decreased $77.5 million, or 16%, to $398.9 million, as compared with 2009, primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets. We annually commission an independent study to update the estimated remaining useful lives of our plant assets. We revised our useful lives for Frontier legacy plant assets, and the plant assets of the Acquired Business, based on the study effective October 1, 2010.  The “composite depreciation rate” for our plant assets is 7.6% as a result of the study. We anticipate depreciation expense of approximately $820 million to $840 million and amortization expense of approximately $510 million for 2011 for Frontier, including the Acquired Business.

Amortization expense for 2010 included $237.8 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Depreciation and amortization expense for 2009 decreased $85.4 million, or 15%, to $476.4 million as compared to 2008.  The decrease is primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.

Amortization expense for 2009 is comprised of $57.9 million for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009, and $56.3 million for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense for certain other Frontier legacy properties was $126.4 million for 2008.

ACQUISITION AND INTEGRATION COSTS

	2010					2009			2008
($ in thousands)	As	Acquired	Frontier	$ Increase	% Increase		$ Increase	% Increase
	Reported	Business	Legacy	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Acquisition and
integration costs	$137,142	$-	$137,142	$108,808	384%	$28,334	$28,334	N/M	$-

Acquisition and integration costs represent expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1). The Company incurred operating expenses, including deal costs, of approximately $135.6 million and capital expenditures of approximately $90.6 million in 2010 related to these integration initiatives in Phase 1.  The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  The Company incurred operating expenses and capital expenditures of $1.5 million and $6.4 million, respectively, in 2010 related to the commencement of these Phase 2 initiatives.

The Company currently expects to incur operating expenses and capital expenditures of approximately $90 million and $60 million, respectively, in 2011 related to these Phase 2 initiatives.

INVESTMENT INCOME/OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
INCOME TAX EXPENSE

	2010			2009			2008
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Investment income	$6,848	$563	9%	$6,285	$(9,833)	(61%)	$16,118
Other income (loss), net	$13,690	$54,817	133%	$(41,127)	$(35,957)	NM	$(5,170)
Interest expense	$521,820	$143,606	38%	$378,214	$15,580	4%	$362,634
Income tax expense	$114,999	$45,071	64%	$69,928	$(36,568)	(34%)	$106,496

Investment Income
Investment income for 2010 improved $0.6 million to $6.8 million, as compared with 2009, primarily due to a $3.0 million gain associated with cash received during 2010 on our previously written-off investment in Adelphia, partially offset by a decrease of $1.8 million in income from short-term investments of cash and cash equivalents, due to lower short-term investment rates, and a decrease of $0.6 million in equity earnings.

Investment income for 2009 declined $9.8 million, or 61%, to $6.3 million as compared with 2008 primarily due to reduced equity earnings of $4.2 million and a decrease of $5.6 million in income from short-term investments of cash and cash equivalents, as higher cash balances were more than offset by significantly lower short-term investment rates.

Our average cash balances were $304.7 million, $318.0 million and $177.5 million for 2010, 2009 and 2008, respectively.

Other Income (Loss), net
Other income (loss), net for 2010 improved $54.8 million to $13.7 million as compared with 2009, primarily due to the loss on early retirement of debt of $45.9 million recognized in 2009.  2010 reflects a $4.5 million gain on a life insurance policy settlement and an increase of $2.2 million in settlement of customer advances.

Other income (loss), net for 2009 declined $36.0 million to $(41.1) million as compared with 2008, primarily due to premiums paid on the early retirement of debt of $45.9 million in 2009, partially offset by increased litigation settlement proceeds of $3.8 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest Expense
Interest expense for 2010 increased $143.6 million, or 38%, to $521.8 million, as compared with 2009, primarily due to higher average debt levels in 2010. Interest expense for 2010 included $143.2 million associated with the assumed debt from the Transaction. Our composite average borrowing rate as of December 31, 2010 and 2009 was 8.04% and 7.85%, respectively.

Interest expense for 2009 increased $15.6 million, or 4%, to $378.2 million as compared with 2008, primarily due to higher average debt levels and interest rates in 2009.  Our composite average borrowing rate as of December 31, 2009 as compared with the prior year was 31 basis points higher, increasing from 7.54% to 7.85%.

Our average debt outstanding was $6,950.9 million, $4,867.2 million and $4,753.0 million for 2010, 2009 and 2008, respectively.  Our debt levels have risen due to the $3,450.0 million of debt that was assumed by Frontier upon consummation of the Transaction.

Income Tax Expense
Income tax expense for 2010 increased $45.1 million, or 64%, to $115.0 million as compared with 2009, primarily due to higher taxable income as a result of the Acquired Business.

The effective tax rate for 2010 was 42.5% as compared with 36.2% for 2009 and 36.6% for 2008.  In the third quarter of 2010, Frontier wrote-off certain deferred tax assets of approximately $11.3 million related to Merger transaction costs which were not tax deductible. Prior to the closing of the Merger, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Merger and once the Merger closed, these costs must be capitalized for tax purposes. The results for 2010 also include the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million. The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions expected to reverse during the next twelve months and which would affect our effective tax rate is $23.2 million as of December 31, 2010.

We paid $19.9 million in cash taxes during 2010, as compared to $59.7 million and $78.9 million in cash taxes paid in 2009 and 2008, respectively. We expect that our cash taxes for 2011 will be approximately $50 million to $75 million, which includes the impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

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

Refunds of approximately $56.2 million were applied for in the Company’s 2008 tax returns and received in 2010.  The refunds resulted from a tax methods change applied for during the third quarter of 2009.  Refunds are recorded on our balance sheet at December 31, 2009 in current assets within Income taxes and other current assets.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for 2010 was $152.7 million, or $0.23 per share, as compared to $120.8 million, or $0.38 per share, in 2009 and $182.7 million, or $0.57 per share, in 2008. The increase in 2010 net income is primarily the result of incremental operating income from the Acquired Business, partially offset by increased interest expense and income tax expense. The change in basic and diluted net income per share was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our investment portfolio.  Our long-term debt as of December 31, 2010 was approximately 97% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2010 and 2009.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $275.3 million of our outstanding borrowings at December 31, 2010 have fixed interest rates. In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at December 31, 2010, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At December 31, 2010, the fair value of our long-term debt was estimated to be approximately $8.4 billion, based on our overall weighted average borrowing rate of 8.04% and our overall weighted average maturity of approximately 10 years.  As of December 31, 2010, the weighted average maturity applicable to our obligations has been reduced from the weighted average maturity as of December 31, 2009 by approximately 2.0 years due to the $3.45 billion of debt that was assumed by Frontier upon consummation of the Transaction.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of December 31, 2010 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The decline in the value of our pension plan assets during 2008 resulted in an increase in our pension expense in 2009 and 2010.  The Company’s pension plan assets have increased from $608.6 million at December 31, 2009 to $1,290.3 million at December 31, 2010, an increase of $681.7 million, or 112%. This increase is a result of asset transfers from the Verizon pension plan trusts of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of December 31, 2010, less ongoing benefit payments of $67.3 million, offset by $154.6 million of positive investment returns and cash contributions of $13.1 million during 2010.  We expect that we will make cash contributions to our pension plan of approximately $50 million in 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 8.       Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1.    Financial Statements - See Index on page F-1.

      2.   Supplementary Data - Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures
We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2010, that our disclosure controls and procedures were effective.

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
(c)   Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at December 31, 2010.  As a result of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.  In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.  See “Executive Officers of the Registrant” in Part I of this Report following Item 4 for information relating to executive officers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 11.      Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the years ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended
December 31, 2010, 2009 and 2008

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

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 1,2010).*
3.4	By-laws, as amended February 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2009). *
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
4.4
Indenture of Securities, dated as of August 15, 1991, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.5
Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.7 to the Company’s Current Report on Form 8-K filed on January 3, 1995).*

4.6
Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.8 to the Company’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

4.7
Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

4.8
Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.9
Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.10
Senior Indenture, dated as of May 23, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (the “May 2001 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 24, 2001 8-K (the “May 24, 2001 8-K”)).*

4.11	First Supplemental Indenture to the May 2001 Indenture, dated as of May 23, 2001, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.2 to the May 24, 2001 8-K).*
4.12	Form of Senior Note due 2011 (filed as Exhibit 4.4 to the May 24, 2001 8-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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
4.21
Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).*

4.22
Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.23
First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.24
Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.25
First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.26	Form of Debenture under the Frontier North Indenture.
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

10.6	Credit Agreement, dated as of March 23, 2010, between the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.8 to the Spinco Form 10).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.7
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

10.10	Amendment No. 2 to Distribution Agreement, dated as of March 23, 2010, by and between Verizon Communications Inc. and Spinco (filed as Exhibit 10.11 to the Spinco Form 10).*
10.11	Employee Matters Agreement, dated as of May 13, 2009, by and among Verizon, Spinco and the Company (filed as Exhibit 10.2 to the May 15, 2009 8-K).*
10.12	Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon, Spinco and the Company (filed as Exhibit 10.3 to the May 15, 2009 8-K).*
10.13	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among the Company, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.14
Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.15	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.16	Separation Agreement between the Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.17	Citizens Executive Deferred Savings Plan dated January 1, 1996 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).*
10.18	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.19	Frontier Bonus Plan (formerly Citizens Incentive Plan) (filed as Appendix A to the Company's Proxy Statement dated April 10, 2007).*
10.20	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.21	2009 Equity Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated April 6, 2009).*
10.22
Amended and Restated Employment Agreement, dated as of March 31, 2010, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2010).*

10.23	Employment Letter, dated May 27, 2009, between the Company and Robert Larson (filed as Exhibit 10.22 to the 2009 10-K).*
10.24
Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes (“Hayes Offer Letter”) (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.25	Amendment to Hayes Offer Letter, dated December 24, 2008 (filed as Exhibit 10.17 to the 2008 10-K).*
10.26
Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian (“Shassian Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).*

10.27	Amendment to Shassian Offer Letter, dated December 30, 2008 (filed as Exhibit 10.19 to the 2008 10-K).*
10.28	Form of Arrangement with Daniel J. McCarthy and Melinda M. White with respect to vesting of restricted stock upon a change-in-control (filed as Exhibit 10.22 to the 2007 10-K). *
10.29
Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008). *

10.30	Amendment to McKenney Offer Letter, dated December 24, 2008 (filed as Exhibit 10.23 to the 2008 10-K).*
10.31	Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*
10.32	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to the 2009 Form 10-K).*
10.33	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 Form 10-K).*
10.34	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans (filed as Exhibit 10.28 to the 2008 10-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Exhibits 10.14 through 10.34 are management contracts or compensatory plans or arrangements.

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

February 25, 2011

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2011.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Jeri B. Finard	Director
(Jeri B. Finard)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ William M. Kraus	Director
(William M. Kraus)

/s/ Robert J. Larson	Senior Vice President and Chief Accounting Officer
(Robert J. Larson)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer
(Donald R. Shassian)

/s/ David H. Ward	Director
(David H. Ward)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Chairman of the Board, President and Chief Executive Officer
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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.  In reliance on interpretive guidance issued by the SEC staff, as discussed in the accompanying Annual Report on Form 10-K for our fiscal year ended December 31, 2010, management has chosen to exclude from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, the Acquired Business' internal control over financial reporting associated with assets of $4.3 billion, representing 24% of consolidated assets, and revenue of $1.5 billion, representing 40% of consolidated revenues, included in the consolidated financial statements of Frontier Communications Corporation and subsidiaries as of and for the year ended December 31, 2010, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and for the period then ended.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Stamford, Connecticut
February 25, 2011

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2011

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited Frontier Communications Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Frontier Communications Corporation acquired certain defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (the Acquired Business) during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the Acquired Business’ internal control over financial reporting associated with assets of $4.3 billion (24% of assets) and revenue of $1.5 billion (40% of revenue) included in the consolidated financial statements of Frontier Communications Corporation and subsidiaries as of and for the year ended December 31, 2010.  Our audit of internal control over financial reporting of Frontier Communications Corporation also excluded an evaluation of the internal control over financial reporting of those assets and revenues of the Acquired Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2011

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction, as described in Note 3 of the Notes to Consolidated Financial Statements. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of operations of the Acquired Business, as defined in Note 3 of the Notes to Consolidated Financial Statements, from the date of acquisition on July 1, 2010.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
($ in thousands)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$251,263	$358,693
Accounts receivable, less allowances of $73,571 and $30,171, respectively	568,308	190,745
Prepaid expenses	100,603	28,081
Income taxes and other current assets	208,245	102,561
Total current assets	1,128,419	680,080

Restricted cash	187,489	-
Property, plant and equipment, net	7,590,614	3,133,521

Goodwill	6,292,194	2,642,323
Other intangibles, net	2,491,195	247,527
Other assets	200,319	174,804
Total assets	$17,890,230	$6,878,255

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$280,002	$7,236
Accounts payable	436,886	139,556
Advanced billings	171,602	49,589
Accrued other taxes	167,857	28,750
Accrued interest	170,228	107,119
Other current liabilities	212,782	60,427
Total current liabilities	1,439,357	392,677

Deferred income taxes	2,220,677	722,192
Pension and other postretirement benefits	816,588	454,161
Other liabilities	220,172	176,026
Long-term debt	7,983,693	4,794,129

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 and 600,000,000 authorized shares, respectively, 993,855,000 and 312,328,000 outstanding, respectively, and 1,027,986,000
and 349,456,000 issued, respectively, at December 31, 2010 and 2009)	256,997	87,364
Additional paid-in capital	5,525,471	956,401
Retained earnings	77,107	2,756
Accumulated other comprehensive loss, net of tax	(229,549)	(245,519)
Treasury stock	(433,286)	(473,391)
Total shareholders' equity of Frontier	5,196,740	327,611
Noncontrolling interest in a partnership	13,003	11,459
Total equity	5,209,743	339,070
Total liabilities and equity	$17,890,230	$6,878,255

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

($ in thousands, except for per-share amounts)

	2010	2009	2008

Revenue	$3,797,675	$2,117,894	$2,237,018

Operating expenses:
Network access expenses	383,679	225,907	222,013
Other operating expenses	1,611,137	781,097	810,748
Depreciation and amortization	893,719	476,391	561,801
Acquisition and integration costs	137,142	28,334	-
Total operating expenses	3,025,677	1,511,729	1,594,562

Operating income	771,998	606,165	642,456

Investment income	6,848	6,285	16,118
Other income (loss), net	13,690	(41,127)	(5,170)
Interest expense	521,820	378,214	362,634
Income before income taxes	270,716	193,109	290,770

Income tax expense	114,999	69,928	106,496

Net income	155,717	123,181	184,274
Less: Income attributable to the noncontrolling
interest in a partnership	3,044	2,398	1,614
Net income attributable to common shareholders
of Frontier	$152,673	$120,783	$182,660

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.23	$0.38	$0.57

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
($ and shares in thousands, except for per-share amounts)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2007	349,456	$87,364	$1,280,508	$14,001	$(77,995)	(21,707)	$(305,979)	$12,447	$1,010,346
Stock plans	-	-	(1,759)	-	-	1,096	15,544	-	13,785
Acquisition of Commonwealth	-	-	1	-	-	3	38	-	39
Conversion of EPPICS	-	-	(74)	-	-	51	664	-	590
Conversion of Commonwealth notes	-	-	(801)	-	-	193	2,467	-	1,666
Dividends on common stock	-	-	(159,939)	(158,498)	-	-	-	-	(318,437)
Shares repurchased	-	-	-	-	-	(17,778)	(200,000)	-	(200,000)
Net income	-	-	-	182,660	-	-	-	1,614	184,274
Other comprehensive loss, net of tax	-	-	-	-	(159,157)	-	-	-	(159,157)
Distributions	-	-	-	-	-	-	-	(3,500)	(3,500)
Balance December 31, 2008	349,456	87,364	1,117,936	38,163	(237,152)	(38,142)	(487,266)	10,561	529,606
Stock plans	-	-	(5,359)	-	-	1,014	13,875	-	8,516
Dividends on common stock	-	-	(156,176)	(156,190)	-	-	-	-	(312,366)
Net income	-	-	-	120,783	-	-	-	2,398	123,181
Other comprehensive loss, net of tax	-	-	-	-	(8,367)	-	-	-	(8,367)
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2009	349,456	87,364	956,401	2,756	(245,519)	(37,128)	(473,391)	11,459	339,070
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(28,129)	-	-	2,997	40,105	-	11,976
Dividends on common stock	-	-	(451,067)	(78,322)	-	-	-	-	(529,389)
Net income	-	-	-	152,673	-	-	-	3,044	155,717
Other comprehensive income, net of tax	-	-	-	-	15,970	-	-	-	15,970
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2010	1,027,986	$256,997	$5,525,471	$77,107	$(229,549)	(34,131)	$(433,286)	$13,003	$5,209,743

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

($ in thousands)

	2010	2009	2008

Net income	$155,717	$123,181	$184,274
Other comprehensive income (loss), net of tax
(see Note 15)	15,970	(8,367)	(159,157)
Comprehensive income	171,687	114,814	25,117
Less: Comprehensive income attributable to
the noncontrolling interest in a partnership	(3,044)	(2,398)	(1,614)
Comprehensive income attributable to the common
shareholders of Frontier	$168,643	$112,416	$23,503

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

($ in thousands)
	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$155,717	$123,181	$184,274

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	893,719	476,391	561,801
Stock based compensation expense	14,473	9,368	7,788
Pension/OPEB costs	40,050	34,196	163
Loss on extinguishment of debt, net	-	45,939	6,290
Other non-cash adjustments	10,072	2,080	(8,658)
Deferred income taxes	85,432	61,217	33,967
Change in accounts receivable	(33,146)	21,906	9,746
Change in accounts payable and other liabilities	106,433	13,297	(52,210)
Change in prepaid expenses, income taxes and other current assets	(50,570)	(44,855)	(3,895)
Net cash provided by operating activities	1,222,180	742,720	739,266

Cash flows provided from (used by) investing activities:
Cash transferred to escrow	(115,000)	-	-
Capital expenditures - Business operations	(480,888)	(230,966)	(288,264)
Capital expenditures - Integration activities	(96,991)	(24,999)	-
Cash paid for the Acquired Business (net of cash acquired)	(82,560)	-	-
Other assets purchased and distributions received, net	1,484	673	5,489
Net cash used by investing activities	(773,955)	(255,292)	(282,775)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	-	1,117,476	135,000
Financing costs paid	(12,868)	(2,204)	(857)
Long-term debt payments	(7,236)	(1,027,408)	(142,480)
Premium paid to retire debt	-	(66,868)	(6,290)
Settlement of interest rate swaps	-	-	15,521
Issuance of common stock	-	751	1,398
Common stock repurchased	-	-	(200,000)
Dividends paid	(529,389)	(312,366)	(318,437)
Repayment of customer advances for construction
and distributions to noncontrolling interests	(6,162)	(1,743)	(3,185)
Net cash used by financing activities	(555,655)	(292,362)	(519,330)

(Decrease) increase in cash and cash equivalents	(107,430)	195,066	(62,839)
Cash and cash equivalents at January 1,	358,693	163,627	226,466

Cash and cash equivalents at December 31,	$251,263	$358,693	$163,627

Cash paid during the period for:
Interest	$511,354	$364,167	$365,858
Income taxes	$19,885	$59,735	$78,878

Non-cash investing and financing activities:
Shares issued for acquisitions	$5,217,899	$-	$39
Assumed debt	$3,456,782	$-	$-
Other acquired liabilities	$987,510	$-	$-
Capital expenditures made with accounts payable	$43,978	$-	$-
Change in fair value of interest rate swaps	$-	$-	$7,909
Conversion of EPPICS	$-	$-	$590
Conversion of Commonwealth notes	$-	$-	$1,666

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies:

(a)	Description of Business:
Frontier Communications Corporation (Frontier) is a communications company providing services predominantly to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC.  Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our” or the “Company” in this report.  On July 1, 2010, Frontier completed the Transaction for the acquisition of the Acquired Business, as described further in Note 3.

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

For our financial statements as of and for the periods ended December 31, 2010, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $73.8 million, $35.5 million and $37.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company amortizes intangible assets with estimated useful lives over those lives and reviews such intangible assets to assess any impairment and whether factors exist that would necessitate a change in useful life and a different amortization period. In addition, we periodically reassess the useful lives of our intangible assets to determine whether any changes are required.

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

(h)       Derivative Instruments and Hedging Activities:
We account for derivative instruments and hedging activities in accordance with U.S. GAAP which requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.

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

(k)       Stock Plans:
We have various stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. We have no awards with market or performance conditions. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

The compensation cost recognized is based on awards ultimately expected to vest. U.S. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(2)           Recent Accounting Literature and Changes in Accounting Principles:

                 Business Combinations:
Business combinations are accounted for utilizing the guidance of Accounting Standards Codification (ASC) Topic 805, formerly Statement of Financial Accounting Standards (SFAS) No. 141R, as amended by FSP SFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the assets acquired and liabilities assumed at fair value at the acquisition date, to recognize and measure preacquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition related costs. We are accounting for our July 1, 2010 acquisition of approximately 4.0 million access lines from Verizon Communications Inc. (Verizon) (the Transaction or the Merger) using the guidance included in ASC Topic 805. We incurred approximately $137.1 million and $28.3 million of acquisition and integration related costs in connection with the Transaction during 2010 and 2009, respectively. Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

(3)           Acquisitions:

The Transaction:
On July 1, 2010, Frontier acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (the Acquired Business). Frontier is considered the accounting acquirer of the Acquired Business.

Our consolidated statement of operations for the year ended December 31, 2010 includes $1,748.1 million of revenue and $231.5 million of operating income related to the results of operations of the Acquired Business from the date of its acquisition on July 1, 2010.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Merger. Our assessment of fair value is preliminary, and will be adjusted for information that is currently not available to us, primarily related to the tax basis of assets acquired, certain accruals and contingencies, pension assets and liabilities, and other assumed postretirement benefit obligations.

The fair value amounts recorded for the allocation of the purchase price as of July 1, 2010 are preliminary and certain items are subject to change.  The most significant items include: legal and tax accruals, including sales and utility tax liabilities for the states of Washington and Indiana, pending the finalization of examinations and valuations of various cases; other accrued liabilities pending receipt of supporting documentation; deferred income tax assets and liabilities, pending Verizon providing us with tax values for the assets and liabilities of the Acquired Business; and pension and other postretirement liabilities, pending completion of actuarial studies and the related transfer of pension assets.

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Merger, based on the total transaction consideration of $5.4 billion.  The following allocation of purchase price includes minor revisions to the initial preliminary allocation that was reported as of September 30, 2010.  These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

($ in thousands)
Total transaction consideration:		$5,411,705
Current assets	$479,993
Property, plant & equipment	4,417,567
Goodwill	3,649,871
Other intangibles – primarily customer list	2,537,100
Other assets	75,092
Current liabilities	(509,234)
Deferred income taxes	(1,303,626)
Long-term debt	(3,456,782)
Other liabilities	(478,276)
Total net assets acquired	$5,411,705

The Transaction provides for a post-closing adjustment for working capital, pension liabilities transferred and pension assets. Frontier and Verizon have not finalized the results of these calculations. If an adjustment is made for the working capital “true-up,” the purchase price allocation will be revised.

The fair value of the total consideration issued to acquire the Acquired Business amounted to $5.4 billion and included $5.2 billion for the issuance of Frontier common shares and cash payments of $105.0 million. As a result of the Merger, Verizon stockholders received 678,530,386 shares of Frontier common stock. Immediately after the closing of the Merger, Verizon stockholders owned approximately 68.4% of the combined company’s outstanding equity, and existing Frontier stockholders owned approximately 31.6% of the combined company’s outstanding equity.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the Acquired Business as if the acquisition had occurred as of January 1, 2009. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2009. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the Merger.

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

	For the year ended December 31,
	2010	2009
($ in millions, except per share amounts)

Revenue	$5,652	$6,071
Operating income	$1,192	$1,373

Net income attributable to common shareholders of Frontier	$324	$433

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.33	$0.44

(4)	Property, Plant and Equipment:

The components of property, plant and equipment at December 31, 2010 and 2009 are as follows:

	Estimated
($ in thousands)	Useful Lives	2010	2009

Land	N/A	$133,366	$22,416
Buildings and leasehold improvements	41 years	1,131,787	348,002
General support	5 to 17 years	604,524	517,958
Central office/electronic circuit equipment	5 to 11 years	4,319,795	3,042,665
Cable and wire	15 to 60 years	6,227,851	3,730,998
Other	20 to 30 years	29,184	24,368
Construction work in progress		348,773	116,655
Property, plant and equipment		12,795,280	7,803,062
Less: Accumulated depreciation		(5,204,666)	(4,669,541)
Property, plant and equipment, net		$7,590,614	$3,133,521

Depreciation expense is principally based on the composite group method. Depreciation expense was $599.7 million, $362.2 million and $379.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Effective upon the completion of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we adopted new lives for certain plant assets as of  October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives for our recently Acquired Business.  These new lives were adopted effective July 1, 2010.

(5)	Accounts Receivable:

The components of accounts receivable, net at December 31, 2010 and 2009 are as follows:

($ in thousands)	2010	2009

End user	$627,573	$205,384
Other	14,306	15,532
Less: Allowance for doubtful accounts	(73,571)	(30,171)
Accounts receivable, net	$568,308	$190,745

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Additions
	Balance at	Charged to	Charged to other		Balance at
	beginning of	bad debt	accounts -		end of
Allowance for doubtful accounts	Period	expense*	Revenue	Deductions	Period

2008	$32,748	$31,700	$2,352	$(26,675)	$40,125
2009	40,125	33,682	(6,181)	(37,455)	30,171
2010	30,171	55,161	14,873	(26,634)	73,571

*    Such amounts are included in bad debt expense and for financial reporting purposes are classified as a reduction to other revenue.

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense is recorded as a reduction to revenue.

(6)	Goodwill and Other Intangibles:

The components of goodwill at December 31, 2010 and 2009 are as follows:

($ in thousands)	2010	2009

Goodwill	$6,292,194	$2,642,323

Goodwill by reporting unit (operating segment) at December 31, 2010 is as follows:

	Reporting Units
($ in thousands)	Northeast	Southeast	West	Central	Midwest

Goodwill	$1,098,211	$1,275,633	$1,525,687	$1,576,898	$815,765

The components of other intangibles at December 31, 2010 and 2009 are as follows:

($ in thousands)	2010	2009

Other Intangibles:
Customer base	$2,702,409	$270,309
Software licenses	105,019	-
Trade name and license	135,285	134,680
Other intangibles	2,942,713	404,989
Less: Accumulated amortization	(451,518)	(157,462)
Total other intangibles, net	$2,491,195	$247,527

Amortization expense was $294.1 million, $114.2 million and $182.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.   Amortization expense for 2010 included $237.8 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for 2010, 2009 and 2008 included $56.3 million, $56.3 million and $56.0 million, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc. (Commonwealth), Global Valley Networks, Inc. and GVN Services (together GVN).  Amortization expense for 2009 and 2008 also included $57.9 million and $126.3 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009.  As of December 31, 2009, $263.5 million was allocated to the customer base (five year life) and $10.3 million to the trade name (five year life) acquired in the Commonwealth acquisition, and $7.0 million to the customer base (five year life) and $0.3 million to the trade name (five year life) acquired in the Global Valley acquisition. Amortization expense, based on our estimate of useful lives, is estimated to be approximately $510 million in 2011, $420 million in 2012, $350 million in 2013, $285 million in 2014 and $240 million in 2015.

(7)	Long-Term Debt:

The activity in our long-term debt from December 31, 2009 to December 31, 2010 is summarized as follows:

		Year Ended
		December 31, 2010				Interest
			Debt			Rate* at
	December 31,		Assumed in	New	December 31,	December 31,
($ in thousands)	2009	Payments	the Transaction	Borrowings	2010	2010

Rural Utilities Service
Loan Contracts	$15,600	$(4,386)	$-	$-	$11,214	6.15%

Senior Unsecured Debt	4,855,001	(2,850)	3,450,079	-	8,302,230	8.04%

Industrial Development
Revenue Bonds	13,550	-	-	-	13,550	6.33%

TOTAL LONG-TERM
DEBT	$4,884,151	$(7,236)	$3,450,079	$-	$8,326,994	8.04%

Less: Debt Discount	(82,786)				(63,299)
Less: Current Portion	(7,236)				(280,002)

	$4,794,129				$7,983,693

*
Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations. The interest rates at December 31, 2010 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional information regarding our Senior Unsecured Debt at December 31, 2010 and 2009 is as follows:

	2010		2009
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$76,089	9.250%	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	144,000	1.688% (Variable)	145,500	1.625% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	131,288	2.063% (Variable)	132,638	2.000% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	-	-
Due 4/15/2017	1,100,000	8.250%	-	-
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	-	-
Due 4/15/2022	500,000	8.750%	-	-
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	-	-
Due 10/15/2029	50,000	8.400%	-	-
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,807,284		4,360,134

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Capital Lease Obligation	79		-	-
Total	$8,302,230	8.04%	$4,855,001	7.86%

On September 8, 2010, we entered into a $190.0 million unsecured letter of credit facility.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).  The letter of credit was issued in its entirety as of December 31, 2010.  The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.  A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.

On March 23, 2010, we entered into a $750.0 million revolving credit facility (the Credit Facility) that became effective on July 1, 2010, concurrent with the closing of the Merger and the termination of the Company’s previously existing revolving credit facility. As of December 31, 2010, we have not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of December 31, 2010. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

On April 12, 2010, and in anticipation of the Merger, the entity then holding the assets of the Acquired Business completed a private offering for $3.2 billion aggregate principal amount of Senior Notes (the Senior Notes). The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Merger, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

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

The Company accepted for purchase, in accordance with the terms of the tender offer referred to above, approximately $564.4 million aggregate principal amount of the 2011 Notes and approximately $83.4 million of the 2013 Notes tendered during the tender period, which expired on October 16, 2009.  The aggregate consideration for these debt repurchases was $701.6 million, which was financed with the proceeds of the debt offering described above and cash on hand.  The repurchases resulted in a loss on the early retirement of debt of $53.7 million, which we recognized and included in Other income (loss), net in our consolidated statement of operations for the year ended December 31, 2009.

In addition to the debt tender offer, we used $388.9 million of the debt offering proceeds in 2009 to repurchase $396.7 million principal amount of debt, consisting of $280.8 million of the 2011 Notes, $54.1 million of our 7.875% Senior Notes due January 15, 2027, $35.9 million of the 2013 Notes, $16.0 million of our 7.125% Senior Notes due March 15, 2019 and $9.9 million of our 6.80% Debentures due August 15, 2026.  As a result of these repurchases, a $7.8 million net gain was recognized and included in Other income (loss), net in our consolidated statement of operations for the year ended December 31, 2009.

As a result of these 2009 debt financing, tender activities and other debt repurchases described above, as of December 31, 2010, our 2011 debt maturity was reduced to $280.0 million.

During 2008, we retired an aggregate principal amount of $144.7 million of debt, consisting of $128.7 million principal amount of the 2011 Notes, $12.0 million of other senior unsecured debt and rural utilities service loan contracts, and $4.0 million of 5% Company Obligated Mandatorily Redeemable Convertible Preferred Securities (EPPICS).

On March 28, 2008, we borrowed $135.0 million under a senior unsecured term loan facility that was established on March 10, 2008. The loan matures in 2013 and bears interest of 2.06% as of December 31, 2010.  The interest rate is based on the prime rate or LIBOR, at our election, plus a margin which varies depending on our debt leverage ratio. We used the proceeds to repurchase, during the first quarter of 2008, $128.7 million principal amount of the 2011 Notes and to pay for the $6.3 million of premium on early retirement of these notes.

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

As of December 31, 2010, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of December 31, 2010:

Principal
($ in thousands)	Payments

2011	$280,002
2012	$180,366
2013	$709,855
2014	$600,517
2015	$800,549

(8)	Derivative Instruments and Hedging Activities:

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

On January 15, 2008, we terminated all of our interest rate swap agreements representing $400.0 million notional amount of indebtedness associated with our Senior Notes due in 2011 and 2013. Cash proceeds on the swap terminations of approximately $15.5 million were received in January 2008. The related gain has been deferred on the consolidated balance sheet, and is being amortized into interest expense over the term of the associated debt.  For the years ended December 31, 2010, 2009 and 2008, we recognized $1.0 million, $7.6 million and $5.0 million, respectively, of deferred gain.   We anticipate recognizing an additional $1.0 million of deferred gain during 2011.  As of December 31, 2010 and 2009, we did not have any derivative instruments.

(9)	Investment Income:

The components of investment income for the years ended December 31, 2010, 2009 and 2008 are as follows:

($ in thousands)	2010	2009	2008

Interest and dividend income	$3,471	$5,291	$10,928
Investment gain	3,010	-	-
Equity earnings	367	994	5,190
Total investment income	$6,848	$6,285	$16,118

During 2010, we recognized a gain of $3.0 million associated with cash received on our previously written-off investment in Adelphia.

(10)	Other Income (Loss), Net:

The components of other income (loss), net for the years ended December 31, 2010, 2009 and 2008 are as follows:

($ in thousands)	2010	2009	2008
Loss on retirement of debt, net	$-	$(45,939)	$(6,290)
Split dollar life insurance policy settlement	4,454	-	-
Litigation settlement proceeds/(costs)	3,364	2,749	(1,037)
Gain on expiration/settlement of customer advances, net	4,973	2,741	4,520
Other, net	899	(678)	(2,363)
Total other income (loss), net	$13,690	$(41,127)	$(5,170)

During 2010, we recognized a gain of $4.5 million on the settlement of a split-dollar life insurance policy and $3.4 million in settlement proceeds related to litigation arising from businesses that the Company exited several years ago.

During 2010, 2009 and 2008, we recognized income of $5.0 million, $2.7 million and $4.5 million, respectively, in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

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

(11)     Capital Stock:

On October 27, 2009, in conjunction with the shareholder vote to approve the Transaction, our stockholders approved an increase in the number of authorized shares of Frontier common stock from 600,000,000 to 1,750,000,000.  The Certificate of Amendment to our Restated Certificate of Incorporation effectuating the increase was filed and became effective immediately prior to the effective date of the Merger. The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(12)	Stock Plans:

At December 31, 2010, we had five stock-based compensation plans under which grants have been made and awards remained outstanding. These plans, which are described below, are the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans) and the 2009 Equity Incentive Plan (2009 EIP, and together with the 2000 EIP, the EIP).

Our general policy is to issue shares from treasury upon the grant of restricted shares and exercise of options. At December 31, 2010, there were 12,540,761 shares authorized for grant under these plans and 8,786,756 shares available for grant under two of the plans. No further awards may be granted under three of the plans: the 1996 EIP, the 2000 EIP or the Deferred Fee Plan.

In connection with the Director Plans, compensation costs associated with the issuance of stock units was $1.7 million, $0.7 million and $0.8 million in 2010, 2009 and 2008, respectively. Cash compensation associated with the Director Plans was $0.5 million in 2010, $0.6 million in 2009 and $0.5 million in 2008. These costs are recognized in Other operating expenses.

We have granted restricted stock awards to employees in the form of our common stock. The number of shares issued as restricted stock awards during 2010, 2009 and 2008 were 3,264,000, 1,119,000 and 887,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time based. At December 31, 2010, 4,440,000 shares of restricted stock were outstanding. Compensation expense, recognized in Other operating expenses, of $12.8 million, $8.7 million and $6.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively, has been recorded in connection with these grants.

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

At December 31, 2010, there were 10,000,000 shares authorized for grant under the 2009 EIP and 6,829,944 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 14, 2009) of the 2009 EIP plan. The exercise price of stock options and SARs under the 2009, 2000 and 1996 EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summary presents information regarding outstanding stock options and changes with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2008	3,955,000	$13.13	3.4	$5,727,000
Options granted	-	$-
Options exercised	(187,000)	$7.38		$743,000
Options canceled, forfeited or lapsed	(55,000)	$10.40
Balance at December 31, 2008	3,713,000	$13.46	2.5	$495,000
Options granted	-	$-
Options exercised	(114,000)	$6.58		$65,000
Options canceled, forfeited or lapsed	(48,000)	$9.24
Balance at December 31, 2009	3,551,000	$13.74	1.5	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(2,044,000)	$16.13
Balance at December 31, 2010	1,507,000	$10.50	1.7	$603,000

The following table summarizes information about shares subject to options under the EIP at December 31, 2010:

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
Number	Range of	Weighted Average	Remaining	Number	Average
Outstanding	Exercise Prices	Exercise Price	Life in Years	Exercisable	Exercise Price
391,000	$8.19-8.19	$8.19	1.37	391,000	$8.19
506,000	10.44-10.44	$10.44	2.41	506,000	$10.44
491,000	11.15-11.79	$11.77	0.12	491,000	$11.77
119,000	11.90-13.95	$13.08	4.53	119,000	$13.08
1,507,000	$8.19-13.95	$10.50	1.64	1,507,000	$10.50

The number of options exercisable at December 31, 2009 and 2008 were 3,550,000 and 3,706,000, with a weighted average exercise price of $13.74 and $13.46, respectively.

Cash received upon the exercise of options during 2010, 2009 and 2008 was $0 million, $0.8 million and $1.4 million, respectively. There were no stock options granted during 2008, 2009 and 2010 under the EIP. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2010.

The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2008	1,209,000	$14.06	$15,390,000
Restricted stock granted	887,000	$11.02	$7,757,000
Restricted stock vested	(367,000)	$13.90	$3,209,000
Restricted stock forfeited	(27,000)	$13.39
Balance at December 31, 2008	1,702,000	$12.52	$14,876,000
Restricted stock granted	1,119,000	$8.42	$8,738,000
Restricted stock vested	(557,000)	$12.77	$4,347,000
Restricted stock forfeited	(71,000)	$11.02
Balance at December 31, 2009	2,193,000	$10.41	$17,126,000
Restricted stock granted	3,264,000	$7.54	$31,760,000
Restricted stock vested	(874,000)	$10.86	$8,507,000
Restricted stock forfeited	(143,000)	$7.95
Balance at December 31, 2010	4,440,000	$8.29	$43,199,000

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

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2010 was $26.0 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Non-Employee Directors’ Compensation Plans

Prior to October 1, 2010, upon commencement of his or her service on the Board of Directors, each non-employee director received a grant of 10,000 stock options. These options were awarded under the Directors’ Equity Plan following effectiveness of the Directors’ Equity Plan on May 25, 2006.  Prior thereto, these options were awarded under the 2000 EIP. The exercise price of these options, which became exercisable six months after the grant date, was the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors’ Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director. Options granted to non-employee directors under the 2000 EIP expire on the tenth anniversary of the grant date.

Prior to October 1, 2010, each non-employee director also received an annual grant of 3,500 stock units. These units were awarded under the Directors’ Equity Plan and prior to effectiveness of that plan, were awarded under the Deferred Fee Plan. Since the effectiveness of the Directors’ Equity Plan, no further grants have been made under the Deferred Fee Plan. Prior to April 20, 2004, each non-employee director received an award of 5,000 stock options. The exercise price of such options was set at 100% of the fair market value on the date the options were granted. The options were exercisable six months after the grant date and remain exercisable for ten years after the grant date.

In addition, prior to October 1, 2010, each non-employee director was entitled to receive an annual retainer, which he or she had the option of receiving in the form of 5,760 stock units or a cash payment of $40,000.  Each non-employee director was also entitled to receive a fee of $2,000 for each in-person meeting of the board of directors or committee of the board attended and $1,000 for each telephonic meeting of the board of directors or committee of the board attended.  Additionally, the Lead Director received an annual stipend of $15,000, the chair of the Audit Committee received an annual stipend of $25,000, the chair of the Compensation Committee received an annual stipend of $20,000, the chair of the Nominating and Corporate Governance Committee received an annual stipend of $7,500 and the chair of the Retirement Plan Committee received an annual stipend of $7,500.

Beginning October 1, 2010, each non-employee director is entitled to receive an annual retainer of (1) $75,000 in cash, which he or she has the option of receiving in the form of stock units, and (2) $75,000 in the form of stock units.  In addition, the Lead Director, the chair of the Audit Committee and the chair of the Compensation Committee each receives an annual stipend of $20,000, the chair of the Nominating and Corporate Governance Committee receives an annual stipend of $10,000 and the chair of the Retirement Plan Committee receives an annual stipend of $7,500.  Directors no longer receive meeting fees.

All fees paid to the non-employee directors in 2010 were paid quarterly.  Directors are required to irrevocably elect by December 31 of the prior year to receive stock units in lieu of cash.  If the director elected stock units, the number of units credited to the director’s account is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of Frontier common stock on the last business day of the calendar quarter in which the fees or stipends were earned.  Units are credited to the director’s account quarterly.  Directors must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

Dividends are paid on stock units held by directors at the same rate and at the same time as we pay dividends on shares of our common stock.  Dividends on stock units are paid in the form of additional stock units.

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2010, there were 1,956,812 shares available for grant. There were 14 directors participating in the Directors’ Plans during all or part of 2010.  In 2010, the total options granted and plan units earned were 30,000 and 95,695, respectively.  In 2009, the total options granted and plan units earned were 0 and 76,326, respectively.  In 2008, the total options granted and plan units earned were 0 and 102,673, respectively.  Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2010, 172,246 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $11.52.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 (13)     Income Taxes:

The following is a reconciliation of the provision for income taxes computed at Federal statutory rates to the effective rates for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income tax benefit	3.2	2.8	2.8
Non-deductible transaction costs	4.2	-	-
Tax reserve adjustment	0.4	-	(1.4)
All other, net	(0.3)	(1.6)	0.2
	42.5%	36.2%	36.6%

In 2010, Frontier wrote-off certain deferred tax assets of approximately $11.3 million related to merger transaction costs which were not tax deductible.  Prior to the closing of the Merger, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Merger and once the Merger closed, these costs must be capitalized for tax purposes.

Results for 2010 also include the impact of $4.1 million resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)	2010	2009

Deferred income tax liabilities:
Property, plant and equipment basis differences	$1,448,061	$666,393
Intangibles	1,145,760	292,736
Other, net	10,170	3,924
	2,603,991	963,053

Deferred income tax assets:
Additional pension/OPEB liability	176,579	154,856
Tax operating loss carryforward	148,338	94,284
Employee benefits	189,558	74,226
State tax liability	13,241	2,531
Accrued expenses	75,407	15,712
Bad debts	37,511	9,435
Other, net	4,238	13,121
	644,872	364,165
Less: Valuation allowance	(115,585)	(91,537)
Net deferred income tax asset	529,287	272,628
Net deferred income tax liability	$2,074,704	$690,425

Deferred tax assets and liabilities are reflected in the following captions on the consolidated balance sheet:
Deferred income taxes	$2,220,677	$722,192
Income taxes and other current assets	(145,973)	(31,767)
Net deferred income tax liability	$2,074,704	$690,425

    Our state tax operating loss carryforward as of December 31, 2010 is estimated at $2.0 billion. A portion of our state loss carryforward begins to expire in 2011.

The provision (benefit) for Federal and state income taxes, as well as the taxes charged or credited to shareholders’ equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)	2010	2009	2008

Income taxes charged to the consolidated statement of
operations:
Current:
Federal	$18,302	$11,618	$68,114
State	10,260	(2,630)	4,415
Total current	28,562	8,988	72,529

Deferred:
Federal	82,080	49,916	32,984
State	4,357	11,024	983
Total deferred	86,437	60,940	33,967
Total income taxes charged to the consolidated statement of	114,999	69,928	106,496
operations (a)

Income taxes charged (credited) to shareholders' equity of Frontier:
Current benefit arising from stock options exercised and restricted stock	-	881	(4,877)
Deferred income taxes (benefits) arising from the recognition of
additional pension/OPEB liability	17,501	(4,353)	(88,410)
Total income taxes charged (credited) to shareholders' equity of Frontier (b)	17,501	(3,472)	(93,287)

Total income taxes: (a) plus (b)	$132,500	$66,456	$13,209

During 2009, we retrospectively changed our method of accounting for repairs and maintenance costs for tax return purposes.  The effect of this change was a decrease of our current tax expense and an offsetting increase of our deferred tax expense of approximately $35.8 million in our 2009 income tax provision.  Additionally, in part due to the above noted accounting change, refunds of approximately $56.2 million were applied for in the Company’s 2008 tax returns and received in 2010.  Refunds are recorded on our balance sheet at December 31, 2009 in current assets within Income taxes and other current assets.  We recorded approximately $8.2 million (net) related to uncertain tax positions in 2009.

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $54.9 million as of December 31, 2010 including interest of $5.7 million.  The amount of our uncertain tax positions expected to reverse during the next twelve months and which would affect our effective tax rate is $23.2 million as of December 31, 2010.

The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2010, additional interest in the amount of $2.3 million. We are subject to income tax examinations generally for the years 2006 forward for Federal and 2005 for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the years ended December 31, 2010 and 2009:

($ in thousands)
	2010	2009
Unrecognized tax benefits - beginning of year	$56,860	$48,711
Gross decreases - prior year tax positions	(5,442)	(3,133)
Gross increases - current year tax positions	1,216	12,412
Gross decreases - expired statute of limitations	(3,454)	(1,130)
Unrecognized tax benefits - end of year	$49,180	$56,860

The amounts above exclude $5.7 million and $5.0 million of accrued interest as of  December 31, 2010 and 2009, respectively, that we have recorded and would be payable should the Company’s tax positions not be sustained.

(14)	Net Income Per Common Share:

The reconciliation of the net income per common share calculation for the years ended December 31, 2010, 2009 and 2008 is as follows:

($ and shares in thousands, except per-share amounts)
	2010	2009	2008
Net income used for basic and diluted
earnings per common share:
Net income attributable to common shareholders of Frontier	$152,673	$120,783	$182,660
Less: Dividends allocated to unvested restricted stock awards	(3,072)	(2,248)	(1,744)
Total basic net income attributable to common shareholders
of Frontier	149,601	118,535	180,916

Effect of conversion of preferred securities - EPPICS	-	-	130
Total diluted net income attributable to common shareholders
of Frontier	$149,601	$118,535	$181,046

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock awards
outstanding - basic	653,248	312,183	319,161
Less: Weighted-average unvested restricted stock awards	(3,420)	(2,162)	(1,660)
Total weighted-average shares outstanding - basic	649,828	310,021	317,501
Net income per share attributable to common shareholders
of Frontier	$0.23	$0.38	$0.57

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	649,828	310,021	317,501
Effect of dilutive shares	1,163	92	435
Effect of conversion of preferred securities - EPPICS	-	-	306
Total weighted-average shares outstanding - diluted	650,991	310,113	318,242
Net income per share attributable to common shareholders
of Frontier	$0.23	$0.38	$0.57

Stock Options
For the years ended December 31, 2010, 2009 and 2008, options to purchase 1,116,000 shares (at exercise prices ranging from $10.44 to $13.95), 3,551,000 shares (at exercise prices ranging from $8.19 to $18.46) and 2,647,000 shares (at exercise prices ranging from $11.15 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the years ended December 31, 2010, 2009 and 2008, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At December 31, 2010, 2009 and 2008, we had 434,765, 440,463 and 324,806 stock units, respectively, issued under the Director Plans. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

Share Repurchase Programs
There were no shares repurchased during 2010 or 2009 under share repurchase programs.

During 2008, we repurchased approximately 17.8 million shares of our common stock at an aggregate cost of $200.0 million.

(15)	Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and  pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at December 31, 2010 and 2009 are as follows:

($ in thousands)	2010	2009

Pension costs	$349,264	$374,157
Postretirement costs	13,369	21,554
Deferred taxes on pension and OPEB costs	(132,752)	(150,284)
All other	(332)	92
	$229,549	$245,519

Our other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010
	Before-Tax	Tax Expense/	Net-of-Tax
($ in thousands)	Amount	(Benefit)	Amount

Net actuarial gain	$9,123	$4,774	$4,349
Amortization of pension and postretirement costs	23,955	12,536	11,419
All other	424	222	202
Other comprehensive income	$33,502	$17,532	$15,970

	2009
	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount

Net actuarial loss	$(35,759)	$(10,149)	$(25,610)
Amortization of pension and postretirement costs	24,179	6,862	17,317
All other	(74)	-	(74)
Other comprehensive (loss)	$(11,654)	$(3,287)	$(8,367)

	2008
	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount

Net actuarial loss	$(252,358)	$(90,122)	$(162,236)
Amortization of pension and postretirement costs	4,795	1,712	3,083
All other	(4)	-	(4)
Other comprehensive (loss)	$(247,567)	$(88,410)	$(159,157)

(16)	Segment Information:

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

(17)	Quarterly Financial Data (Unaudited):

($ in thousands, except per share amounts)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$519,849	$516,137	$1,402,968	$1,358,721	$3,797,675
Operating income	161,862	136,411	234,045	239,680	771,998
Net income attributable to common shareholders of Frontier	42,565	35,121	28,995	45,992	152,673
Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.14	$0.11	$0.03	$0.05	$0.23

2009
Revenue	$537,956	$532,142	$526,816	$520,980	$2,117,894
Operating income	139,510	136,616	172,490	157,549	606,165
Net income attributable to common shareholders of Frontier	36,303	27,918	52,159	4,403	120,783
Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.12	$0.09	$0.17	$0.01	$0.38

The quarterly net income per common share amounts are rounded to the nearest cent.  Annual net income per common share may vary depending on the effect of such rounding. The change in basic and diluted net income per share during the third quarter and fourth quarter of 2010 was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

We recognized $10.4 million ($6.5 million or $0.02 per share after tax), $37.0 million ($23.1 million or $0.08 per share after tax), $78.5 million ($49.1 million or $0.05 per share after tax), and $11.3 million ($7.0 million or $0.01 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2010, respectively.

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

(18)	Retirement Plans:

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

The discount rate is used to value, on a present value basis, our pension and other postretirement benefit obligations as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our independent actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Pension Discount Curve, the Citigroup Above-Median Pension Curve, the Towers-Watson Index, the general movement of interest rates and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that affect corporate bond yields. Our discount rate was 5.25% at year-end 2010, 5.75% at year-end 2009 and 6.50% at year-end 2008.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee.  Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments.  In 2010 and 2009, our expected long-term rate of return on plan assets was 8.00%, which was a change from the 8.25% used in 2008.  For 2011, we will assume a rate of return of 8.00%.  Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations and fair values of plan assets as of December 31, 2010 and 2009 and the components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008:

($ in thousands)	2010	2009

Change in projected benefit obligation (PBO)
PBO at beginning of year for Frontier Legacy Plan	$890,576	$831,687
PBO for plans of Acquired Business at contracted discount rate	581,256	-
Actuarial adjustment to PBO for plans of Acquired Business (1)	64,098	-
Service cost	21,169	6,098
Interest cost	67,735	52,127
Actuarial loss/(gain)	87,024	69,861
Benefits paid	(67,270)	(71,373)
Plan change	-	609
Special termination benefits	69	1,567
PBO at end of year	$1,644,657	$890,576

Change in plan assets
Fair value of plan assets at beginning of year	$608,625	$589,776
Fair value of plan assets for Acquired Business as of
acquisition date	581,256	-
Actual return on plan assets	154,554	90,222
Employer contributions	13,109	-
Benefits paid	(67,270)	(71,373)
Fair value of plan assets at end of year	$1,290,274	$608,625

Funded status	$(354,383)	$(281,951)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits	$(354,383)	$(281,951)
Accumulated other comprehensive loss	$349,264	$374,157

(1) Represents the difference between the contracted discount rate agreed upon in the Merger Agreement and the discount rate used by Frontier to value the liability on July 1, 2010 for financial reporting purposes.

In connection with the completion of the Merger on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of December 31, 2010, were transferred into the Plan during the second half of 2010, with the receivable to be settled by the transfer of assets by the end of the third quarter of 2011.

	Expected
($ in thousands)	2011	2010	2009	2008

Components of net periodic benefit cost
Service cost		$21,169	$6,098	$6,005
Interest cost on projected benefit obligation		67,735	52,127	52,851
Expected return on plan assets		(69,831)	(44,712)	(65,256)
Amortization of prior service cost/(credit)	(199)	(199)	(255)	(255)
Amortization of unrecognized loss	17,741	27,393	27,144	6,855
Net periodic benefit cost		46,267	40,402	200
Special termination charge		69	1,567	1,662
Total periodic benefit cost		$46,336	$41,969	$1,862

We capitalized $8.3 million, $7.5 million and $0.0 million of pension expense into the cost of our capital expenditures during the years ended December 31, 2010, 2009 and 2008, respectively, as the costs relate to our engineering and plant construction activities.

The plan’s weighted average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	2010	2009
Asset category:
Equity securities	50%	38%
Debt securities	39%	51%
Alternative investments	10%	10%
Cash and other	1%	1%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)

Year	Amount
2011	$63,105
2012	65,747
2013	67,194
2014	67,643
2015	69,518
2016 - 2020	343,008
Total	$676,215

We made cash contributions of $13.1 million to the Plan during 2010.  No contributions were made to the Plan during 2008 and 2009.  We expect that we will make a cash contribution to the Plan of approximately $50 million in 2011.

The accumulated benefit obligation for the Plan was $1,372.6 million and $876.5 million at December 31, 2010 and 2009, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2010	2009	2008
Discount rate - used at year end to value obligation	5.25%	5.75%	6.50%
Discount rate - used to compute annual cost	5.75%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets at December 31, 2010 and 2009 and the components of net periodic postretirement benefit costs for the years ended December 31, 2010, 2009 and 2008.

($ in thousands)	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year for Frontier
Legacy operations	$189,290	$178,615
Benefit obligation for Acquired Business as of acquisition date	285,451	-
Service cost	7,956	361
Interest cost	17,883	11,017
Plan participants' contributions	3,976	4,086
Actuarial loss	16,670	11,378
Benefits paid	(14,720)	(16,167)
Plan change	(27,930)	-
Benefit obligation at end of year	$478,576	$189,290

Change in plan assets
Fair value of plan assets at beginning of year	$8,028	$8,137
Actual return on plan assets	600	1,018
Plan participants' contributions	3,976	4,086
Employer contribution	8,355	10,954
Benefits paid	(14,719)	(16,167)
Fair value of plan assets at end of year	$6,240	$8,028

Funded status	$(472,336)	$(181,262)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(10,131)	$(9,052)
Pension and other postretirement benefits	$(462,205)	$(172,210)
Accumulated other comprehensive loss	$13,369	$21,554

($ in thousands)	Expected
	2011	2010	2009	2008

Components of net periodic postretirement benefit cost
Service cost		$7,956	$361	$444
Interest cost on projected benefit obligation		17,883	11,017	11,255
Expected return on plan assets		(436)	(439)	(514)
Amortization of prior service cost/(credit)	(10,198)	(8,157)	(7,751)	(7,751)
Amortization of unrecognized loss	5,994	4,917	5,041	5,946
Net periodic postretirement benefit cost		$22,163	$8,229	$9,380

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2010	2009	2008
Discount rate - used at year end to value obligation	5.25%	5.75%	6.50%
Discount rate - used to compute annual cost	5.75%	6.50%	6.50%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

The OPEB plan’s weighted average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	2010	2009
Asset category:
Equity securities	0%	0%
Debt securities	99%	100%
Cash and other	1%	0%
Total	100%	100%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)
	Gross	Medicare Part D
Year	Benefits	Subsidy	Total
2011	$14,264	$449	$13,815
2012	17,601	658	16,943
2013	21,132	894	20,238
2014	24,526	1,181	23,345
2015	27,660	1,479	26,181
2016 - 2020	170,944	11,825	159,119
Total	$276,127	$16,486	$259,641

Our expected contribution to the plan in 2011 is $13.8 million.

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, an 8.0% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2017 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1.6 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $31.6 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1.4) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(27.6) million.

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

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 and 2009 are as follows:

($ in thousands)	Pension Plan		OPEB
	2010	2009	2010	2009
Net actuarial loss	$349,298	$374,390	$64,598	$53,010
Prior service cost/(credit)	(34)	(233)	(51,229)	(31,456)
Total	$349,264	$374,157	$13,369	$21,554

The amounts recognized as a component of accumulated comprehensive income for the years ended December 31, 2010 and 2009 are as follows:

	Pension Plan		OPEB
($ in thousands)	2010	2009	2010	2009

Accumulated other comprehensive income at
beginning of year	$374,157	$376,086	$21,554	$8,045

Net actuarial gain (loss) recognized during year	(27,393)	(27,144)	(4,919)	(5,041)
Prior service (cost)/credit recognized during year	199	255	8,158	7,751
Net actuarial loss (gain) occurring during year	2,301	24,351	16,506	10,799
Prior service cost (credit) occurring during year	-	609	(27,930)	-
Net amount recognized in comprehensive income
for the year	(24,893)	(1,929)	(8,185)	13,509
Accumulated other comprehensive income at end
of year	$349,264	$374,157	$13,369	$21,554

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $14.9 million, $4.4 million and $5.0 million for 2010, 2009 and 2008, respectively. The amount for 2010 includes employer contributions of $10.6 million for certain former employees of the Acquired Business under three separate plans.

(19)	Fair Value of Financial Instruments:

Fair value is defined under U.S. GAAP as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value under U.S. GAAP must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables represent the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010
		Quoted	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$46,637	$-	$46,637	$-
U.S. Government Obligations	144,390	-	144,390	-
Corporate and Other Obligations	262,390	-	262,390	-
Common Stock	226,369	226,369	-	-
Commingled Funds	107,200	-	69,822	37,378
Common/Collective Trust Funds	38,092	-	38,092	-
Interest in Registered Investment Companies	268,694	103,472	165,222	-
Interest in Limited Partnerships	42,635	-	-	42,635
Insurance Contracts	900	-	900	-
Other	(494)	-	(494)	-
Total investments, at fair value	$1,136,813	$329,841	$726,959	$80,013
Receivable for plan assets of Acquired Business	142,472
Receivable for earnings on plan assets of Acquired Business	24,453
Interest and Dividends Receivable	2,669
Due from Broker for Securities Sold	16,780
Receivable Associated with Insurance Contract	7,400
Due to Broker for Securities Purchased	(40,313)
Total Plan Assets, at Fair Value	$1,290,274

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Fair Value Measurements at December 31, 2009
		Quoted	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$23,202	$-	$23,202	$-
U.S. Government Obligations	85,255	-	85,255	-
Corporate and Other Obligations	200,671	-	200,671	-
Common Stock	67,571	67,571	-	-
Commingled Funds	36,120	-	22,198	13,922
Common/Collective Trust Funds	29,799	-	29,799	-
Interest in Registered Investment Companies	139,929	59,564	80,365	-
Interest in Limited Partnerships	29,727	-	-	29,727
Insurance Contracts	900	-	900	-
Other	(75)	-	(75)	-
Total investments, at fair value	$613,099	$127,135	$442,315	$43,649
Interest and Dividends Receivable	1,872
Due from Broker for Securities Sold	36,715
Receivable Associated with Insurance Contract	6,284
Due to Broker for Securities Purchased	(49,345)
Total Plan Assets, at Fair Value	$608,625

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2010 and 2009:

	For the year ended December 31, 2010
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$29,727	$13,922
Realized gains/(losses)	(246)	-
Unrealized gains	1,531	2,456
Purchases and (sales), net	11,623	21,000
Balance, end of year	$42,635	$37,378

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the year ended December 31, 2009
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$28,924	$12,515
Realized gains/(losses)	(2,475)	-
Unrealized gains	3,786	1,407
Purchases and (sales), net	(508)	-
Balance, end of year	$29,727	$13,922

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2010:

	Fair Value	Redemption	Redemption	Liquidation
($ in thousands)		Frequency	Notice Period	Period
Commingled Funds
JPM Multi-Strat II C-A Ser 11-07 (a)	$37,378	Quarterly	65 Days	NA

Interest in Limited Partnerships
Morgan Stanley Institutional Cayman Fund LP (b)	37,489	Quarterly	60 Days	NA
RII World Timberfund, LLC (c)	5,146	Through liquidation of underlying investments	None	2 years
Total Interest in Limited Partnerships	$42,635

(a)  The fund’s investment objective is to generate long-term capital appreciation with relatively low volatility and a low correlation with traditional equity and fixed-income markets.  The fund seeks to accomplish this objective by allocating its assets primarily among a select group of experienced portfolio managers that invest in a variety of markets, either through the medium of investment funds or through discretionary managed accounts.

(b) The partnership investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies.

(c)  The partnership’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America, New Zealand and Australia.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 requires entities to prepare new disclosures surrounding amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, as well as inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3, and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of activity in Level 3 fair value measurements.  These new and revised disclosures are required to be implemented for fiscal years beginning after December 15, 2010.  The adoption of the disclosure requirements of ASU No. 2010-06 in 2010 did not have a material impact on our financial position, results of operations or cash flows.

The fair value of our OPEB plan assets, which are measured using Level 1 inputs, was $6.2 million and $8.0 million as of December 31, 2010 and 2009, respectively.

The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2010 and 2009. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

($ in thousands)	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$7,983,693	$8,376,515	$4,794,129	$4,628,132

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(20)	Commitments and Contingencies:

We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).  The Company incurred operating expenses, including deal costs, of approximately $135.6 million and capital expenditures of approximately $90.6 million in 2010 related to these integration initiatives in Phase 1.  The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  The Company also incurred $1.5 million of integration costs and $6.4 million in capital expenditures related to the commencement of these Phase 2 activities during 2010. The Company currently expects to incur operating expenses and capital expenditures of approximately $90 million and $60 million, respectively, in 2011 related to these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability and speeds to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained the letter of credit for $190.0 million in the third quarter of 2010.  Another $72.4 million of cash in an escrow account, with an associated liability (reflected in Other liabilities), was acquired in connection with the Merger to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2010, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $187.5 million.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

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

We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record annual rental expense based on the total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2010 are as follows:

($ in thousands)	Operating
Leases

Year ending December 31:
2011	$68,087
2012	19,061
2013	12,511
2014	9,975
2015	3,018
Thereafter	6,528
Total minimum lease payments	$119,180

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 was $48.5 million, $25.9 million and $24.3 million, respectively.

We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2010, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in thousands)

Year	Amount
2011	$45,722
2012	33,829
2013	29,053
2014	256
2015	192
Thereafter	-
Total	$109,052

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987.  The agreement contains “step-up” provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2011 and remained in default for the duration of the contract (another 5 years), we estimate that our undiscounted purchase obligation for 2011 through 2015 would be approximately $474.2 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

At December 31, 2010, we have outstanding performance letters of credit as follows:

($ in thousands)

Public Service Commission of West Virginia	$190,000
CNA	38,159
State of New York	1,042
Other	705
Total	$229,906

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