Form 10-Q
period 2011-03-31
FRONTIER COMMUNICATIONS CORP
filed 2011-05-06
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

         Large accelerated filer [ X ]                          Accelerated filer [    ]                           Non-accelerated filer [    ]                         Smaller reporting company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2011 was 995,219,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3

Consolidated Statements of Equity for the three months ended March 31, 2010, the nine months ended December 31, 2010 and the three months ended March 31, 2011	4

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	36

Part II. Other Information

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	39

Signature	40

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction, as described in Note 2 of the Notes to Consolidated Financial Statements.  Historical financial and operating data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and  includes the results of operations of the Acquired Business, as defined in Note 2 of the Notes to Consolidated Financial Statements, from the date of acquisition on July 1, 2010.  The financial discussion represents an analysis of our results of operations on a historical basis for our Frontier operations as of and for the three months ended March 31, 2011and 2010, which includes the results of operations of the Acquired Business for just the three months ended March 31, 2011.

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$359,382	$251,263
Accounts receivable, less allowances of $80,195 and $73,571, respectively	519,239	568,308
Prepaid expenses	93,284	100,603
Income taxes and other current assets	204,983	208,245
Total current assets	1,176,888	1,128,419

Restricted cash	184,207	187,489
Property, plant and equipment, net	7,572,985	7,590,614
Goodwill	6,277,637	6,292,194
Other intangibles, net	2,354,023	2,491,195
Other assets	212,783	200,319
Total assets	$17,778,523	$17,890,230

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$279,873	$280,002
Accounts payable	385,480	436,886
Advanced billings	168,065	171,602
Accrued other taxes	148,981	167,857
Accrued interest	214,768	170,228
Other current liabilities	213,089	212,782
Total current liabilities	1,410,256	1,439,357

Deferred income taxes	2,264,679	2,220,677
Pension and other postretirement benefits	827,735	816,588
Other liabilities	208,595	220,172
Long-term debt	7,986,248	7,983,693

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
995,225,000 and 993,855,000 outstanding, respectively, and
1,027,986,000 issued at March 31, 2011
and December 31, 2010)	256,997	256,997
Additional paid-in capital	5,321,796	5,525,471
Retained earnings	131,818	77,107
Accumulated other comprehensive loss, net of tax	(227,894)	(229,549)
Treasury stock	(414,695)	(433,286)
Total shareholders' equity of Frontier	5,068,022	5,196,740
Noncontrolling interest in a partnership	12,988	13,003
Total equity	5,081,010	5,209,743
Total liabilities and equity	$17,778,523	$17,890,230

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
($ in thousands, except for per-share amounts)
(Unaudited)

	2011	2010

Revenue	$1,346,697	$519,849

Operating expenses:
Network access expenses	151,284	53,543
Other operating expenses	580,340	193,025
Depreciation and amortization	351,257	101,049
Acquisition and integration costs	13,223	10,370
Total operating expenses	1,096,104	357,987

Operating income	250,593	161,862

Investment income	3,115	2,497
Other income, net	6,470	4,956
Interest expense	167,415	93,787

Income before income taxes	92,763	75,528

Income tax expense	36,567	32,056

Net income	56,196	43,472
Less: Income attributable to the noncontrolling interest in a partnership	1,485	907
Net income attributable to common shareholders of Frontier	$54,711	$42,565

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.05	$0.14

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010, THE NINE MONTHS ENDED DECEMBER 31, 2010 AND THE THREE MONTHS ENDED MARCH 31, 2011
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2010	349,456	$87,364	$956,401	$2,756	$(245,519)	(37,128)	$(473,391)	$11,459	$339,070
Stock plans	-	-	(14,058)	-	-	1,082	15,023	-	965
Dividends on common stock	-	-	(78,355)	-	-	-	-	-	(78,355)
Net income	-	-	-	42,565	-	-	-	907	43,472
Other comprehensive income, net
of tax	-	-	-	-	3,977	-	-	-	3,977
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance March 31, 2010	349,456	87,364	863,988	45,321	(241,542)	(36,046)	(458,368)	10,866	307,629
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(14,071)	-	-	1,915	25,082	-	11,011
Dividends on common stock	-	-	(372,712)	(78,322)	-	-	-	-	(451,034)
Net income	-	-	-	110,108	-	-	-	2,137	112,245
Other comprehensive income, net
of tax	-	-	-	-	11,993	-	-	-	11,993
Balance December 31, 2010	1,027,986	256,997	5,525,471	77,107	(229,549)	(34,131)	(433,286)	13,003	5,209,743
Stock plans	-	-	(17,070)	-	-	1,370	18,591	-	1,521
Dividends on common stock	-	-	(186,605)	-	-	-	-	-	(186,605)
Net income	-	-	-	54,711	-	-	-	1,485	56,196
Other comprehensive income, net
of tax	-	-	-	-	1,655	-	-	-	1,655
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance March 31, 2011	1,027,986	$256,997	$5,321,796	$131,818	$(227,894)	(32,761)	$(414,695)	$12,988	$5,081,010

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
($ in thousands)
(Unaudited)

	2011	2010

Net income	$56,196	$43,472
Other comprehensive income, net
of tax	1,655	3,977
Comprehensive income	57,851	47,449

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(1,485)	(907)

Comprehensive income attributable to
the common shareholders of Frontier	$56,366	$46,542

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
($ in thousands)
(Unaudited)

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$56,196	$43,472
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	351,257	101,049
Stock based compensation expense	3,584	2,743
Pension/OPEB costs	11,279	7,323
Other non-cash adjustments	(2,999)	(2,159)
Deferred income taxes	27,744	8,084
Change in accounts receivable	30,996	1,242
Change in accounts payable and other liabilities	29,469	(62,914)
Change in prepaid expenses, income taxes and other current assets	6,588	24,312
Net cash provided by operating activities	514,114	123,152

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(203,534)	(39,927)
Capital expenditures - Integration activities	(5,578)	(29,679)
Other assets purchased and distributions received, net	(3,207)	142
Net cash used by investing activities	(212,319)	(69,464)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(969)	(977)
Dividends paid	(186,605)	(78,355)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(6,102)	(1,954)
Net cash used by financing activities	(193,676)	(81,286)

Increase (decrease) in cash and cash equivalents	108,119	(27,598)
Cash and cash equivalents at January 1,	251,263	358,693

Cash and cash equivalents at March 31,	$359,382	$331,095

Supplemental cash flow information:
Cash paid during the period for:
Interest	$119,067	$109,528
Income taxes	$8,946	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. On July 1, 2010, Frontier completed the Transaction for the acquisition of the Acquired Business, as described further in Note 2.  Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications of balances previously reported have been made to conform to the current presentation.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.  For our interim financial statements as of and for the period ended March 31, 2011, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $28.1 million and $10.4 million for the three months ended March 31, 2011 and 2010, respectively.

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

(2)   The Transaction:
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

We are accounting for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $13.2 million of acquisition and integration related costs in connection with the Transaction during the three months ended March 31, 2011 and $10.4 million of acquisition related costs during the three months ended March 31, 2010, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

Our consolidated statements of operations for the three months ended March 31, 2011 include $841.8 million of revenue and $97.5 million of operating income related to the results of operations of the Acquired Business.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Transaction.  Our assessment of fair value is preliminary, and will be adjusted for information that is currently not available to us, primarily related to: other accrued liabilities, pending receipt of supporting documentation; deferred income tax assets and liabilities, pending Verizon providing us with tax values for the assets and liabilities of the Acquired Business; and pension and other postretirement liabilities, pending completion of actuarial studies and the related transfer of pension assets.

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Transaction, based on the total transaction consideration of $5.4 billion.  The following allocation of purchase price includes minor revisions to the preliminary allocation that was reported as of December 31, 2010 for goodwill and current liabilities primarily due to the sales and utility tax matter in the state of Washington.  These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of our consolidated financial results.  Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in thousands)
Total transaction consideration:		$5,411,705
Current assets	$461,920
Property, plant & equipment	4,421,682
Goodwill	3,635,314
Other intangibles – primarily customer list	2,532,200
Other noncurrent assets	75,092
Current liabilities	(470,178)
Deferred income taxes	(1,318,746)
Long-term debt	(3,456,782)
Other noncurrent liabilities	(468,797)
Total net assets acquired	$5,411,705

The Transaction provides for a post-closing adjustment for working capital, pension liabilities transferred and pension assets.  Frontier and Verizon have not finalized the results of these calculations.

The fair value of the total consideration issued to acquire the Acquired Business amounted to $5.4 billion and included $5.2 billion for the issuance of Frontier common shares and cash payments of $105.0 million.  As a result of the Transaction, Verizon stockholders received 678,530,386 shares of Frontier common stock.  Immediately after the closing of the Transaction, Verizon stockholders owned approximately 68.4% of the combined company’s outstanding equity, and existing Frontier stockholders owned approximately 31.6% of the combined company’s outstanding equity.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the Acquired Business as if the Transaction had occurred as of January 1, 2010.  The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the Transaction been completed as of January 1, 2010.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier.  The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the Transaction.

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

For the three months ended March 31, 2010
($ in millions, except per share amounts)

Revenue	$1,456
Operating income	335
Net income attributable to common shareholders of Frontier	92

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.09

(3)	Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	March 31, 2011	December 31, 2010

End user	$583,224	$627,573
Other	16,210	14,306
Less: Allowance for doubtful accounts	(80,195)	(73,571)
Accounts receivable, net	$519,239	$568,308

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $28.3 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively.

(4)	Property, Plant and Equipment:
Property, plant and equipment is as follows:

($ in thousands)	March 31, 2011	December 31, 2010

Property, plant and equipment	$12,973,725	$12,795,280
Less: Accumulated depreciation	(5,400,740)	(5,204,666)
Property, plant and equipment, net	$7,572,985	$7,590,614

Depreciation expense is principally based on the composite group method.  Depreciation expense was $219.1 million and $87.0 million for the three months ended March 31, 2011 and 2010, respectively.  As a result of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we adopted new lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives for our Acquired Business.  These new lives were adopted effective July 1, 2010.

(5)	Goodwill and Other Intangibles:
The components of goodwill and other intangibles are as follows:

($ in thousands)	March 31, 2011	December 31, 2010

Goodwill:	$6,277,637	$6,292,194

Other Intangibles:
Customer base	$2,697,509	$2,702,409
Software licenses	104,923	105,019
Trade name and license	135,285	135,285
Other intangibles	2,937,717	2,942,713
Less: Accumulated amortization	(583,694)	(451,518)
Total other intangibles, net	$2,354,023	$2,491,195

Amortization expense was $132.2 million and $14.1 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense for the three months ended March 31, 2011 included $118.1 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for the three months ended March 31, 2011 and 2010 included $14.1 million in each period for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

(6)	Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at March 31, 2011 and December 31, 2010.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 7,986,248	$ 8,304,188	$ 7,983,693	$ 8,376,515

(7)	Long-Term Debt:
The activity in our long-term debt from December 31, 2010 to March 31, 2011 is summarized as follows:

		Three months ended March 31, 2011			Interest
					Rate* at
	December 31,		New	March 31,	March 31,
($ in thousands)	2010	Payments	Borrowings	2011	2011

Rural Utilities Service
Loan Contracts	$11,214	$(256)	$-	$10,958	6.15%

Senior Unsecured Debt	8,302,230	(713)	-	8,301,517	8.01%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$8,326,994	$(969)	$-	$8,326,025	8.01%

Less: Debt Discount	(63,299)			(59,904)
Less: Current Portion	(280,002)			(279,873)

	$7,983,693			$7,986,248

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at March 31, 2011 represent a weighted average of multiple issuances.

Additional information regarding our Senior Unsecured Debt is as follows:

	March 31, 2011		December 31, 2010
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$76,089	9.250%	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	143,625	1.625% (Variable)	144,000	1.688% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	130,950	2.000% (Variable)	131,288	2.063% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	500,000	7.875%
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,806,571		7,807,284

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Capital Lease Obligation	79	-	79	-
Total	$8,301,517	8.01%	$8,302,230	8.04%

We have a $750.0 million revolving credit facility (the Credit Facility).  As of March 31, 2011, we have not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of March 31, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

We also have a $190.0 million unsecured letter of credit facility.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

As of March 31, 2011, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of March 31, 2011:

($ in thousands)	Principal Payments

2011 (remaining nine months)	$279,033
2012	$180,366
2013	$709,855
2014	$600,517
2015	$800,549

(8)	Income Taxes:
The following is a reconciliation of the provision for income taxes computed at Federal statutory rates to the effective rates:

	For the three months ended March 31,
	2011	2010

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income tax benefit	3.8	2.4
All other, net	0.6	5.0
Effective tax rate	39.4%	42.4%

Income taxes for the three months ended March 31, 2011 includes the impact of a $1.1 million charge resulting from increases in certain state income tax rates.  Income taxes for the three months ended March 31, 2010 includes the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $16.0 million as of March 31, 2011.

(9)	Net Income Per Common Share:
The reconciliation of the net income per common share calculation is as follows:

($ and shares in thousands, except per share amounts)	For the three months ended March 31,
	2011	2010
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$54,711	$42,565

Less: Dividends paid on unvested restricted stock awards	(966)	(641)
Total basic and diluted net income attributable to common
shareholders of Frontier	$53,745	$41,924

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	994,547	312,868
Less: Weighted average unvested restricted stock awards	(4,798)	(2,472)
Total weighted average shares outstanding - basic	989,749	310,396

Net income per share attributable to common shareholders of Frontier	$0.05	$0.14

Diluted earnings per common share:
Total weighted average shares outstanding - basic	989,749	310,396
Effect of dilutive shares	1,213	-
Effect of dilutive stock units	474	-
Total weighted average shares outstanding - diluted	991,436	310,396

Net income per share attributable to common shareholders of Frontier	$0.05	$0.14

Stock Options
For the three months ended March 31, 2011 and 2010, options to purchase 1,115,000 shares (at exercise prices ranging from $10.44 to $13.95) and 3,551,000 shares (at exercise prices ranging from $8.19 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three months ended March 31, 2011 and 2010, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At March 31, 2011 and 2010, we had 473,940 and 449,284 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three months ended March 31, 2010, because their inclusion would have an antidilutive effect.

(10)	Stock Plans:
At March 31, 2011, we had five stock-based compensation plans under which grants have been made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan, the EIP) and the Deferred Fee Plan.  At March 31, 2011, there were 12,540,761 shares authorized for grant under these plans and 7,057,774 shares available for grant under two of the plans.

The following summary presents information regarding outstanding stock options as of March 31, 2011 and changes during the three months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2011	1,507,000 0	$10.50	1.7	$603,000
Options granted	- -	$-
Options exercised	(10,000)0	$8.19		$12,000
Options canceled, forfeited or lapsed	(2,000)0	$8.19
Balance at March 31, 2011	1,495,000 0	$10.52	1.4	$11,000

Exercisable at March 31, 2011	1,495,000	$10.52	1.4	$11,000

There were no options granted or exercised during the first three months of  2010.  There was no intrinsic value to the stock options outstanding and exercisable at March 31, 2010.

The following summary presents information regarding unvested restricted stock as of March 31, 2011 and changes during the three months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2011	4,440,000	$8.29	$43,199,000
Restricted stock granted	1,679,000	$9.40	$13,802,000
Restricted stock vested	(914,000)	$9.91	$7,509,000
Restricted stock forfeited	(51,000)	$7.70
Balance at March 31, 2011	5,154,000	$8.37	$42,368,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2011 was $37.6 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

The total fair value of shares granted and vested during the three months ended March 31, 2010 was approximately $9.7 million and $5.4 million, respectively.  The total fair value of unvested restricted stock at March 31, 2010 was $20.5 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2010 was $7.69.   Shares granted during the first three months of 2010 totaled 1,300,000.

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

(12)	Investment Income:
The components of investment income are as follows:

	For the three months ended March 31,
($ in thousands)	2011	2010

Interest and dividend income	$2,731	$2,416
Investment gain	552	-
Equity (loss) earnings	(168)	81
Total investment income	$3,115	$2,497

(13)	Other Income, Net:
 The components of other income, net are as follows:

	For the three months ended March 31,
($ in thousands)	2011	2010

Gain on expiration/settlement of customer advances	$6,337	$4,743
Litigation settlement proceeds	100	262
Other, net	33	(49)
Total other income, net	$6,470	$4,956

(14) Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended
	March 31,
	2011	2010
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$9,615	$1,609
Interest cost on projected benefit obligation	21,172	12,381
Expected return on plan assets	(25,589)	(11,649)
Amortization of prior service cost /(credit)	(50)	(50)
Amortization of unrecognized loss	4,435	6,748
Net periodic pension benefit cost	$9,583	$9,039

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,
	2011	2010
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$4,228	$99
Interest cost on projected benefit obligation	6,328	2,629
Expected return on plan assets	(82)	(108)
Amortization of prior service cost/(credit)	(2,550)	(1,929)
Amortization of unrecognized loss	1,499	1,581
Net periodic postretirement benefit cost	$9,423	$2,272

During the first three months of 2011 and 2010, we capitalized $3.1 million and $1.7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2011 pension and other postretirement benefit expenses will be between $70 million and $80 million before amounts capitalized into the cost of capital expenditures (they were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010).   We expect that we will make cash contributions to our pension plan of approximately $50 million in 2011, including payments of $2.6 million made through March 2011.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of December 31, 2010, were transferred into the Plan during the second half of 2010, with the receivable to be settled by the transfer of assets by the end of the third quarter of 2011.

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,304.6 million at March 31, 2011, an increase of $14.3 million, or 1%.  This increase is a result of  $42.8 million of positive investment returns and cash contributions of $2.6 million, less ongoing benefit payments of $31.1 million, during the first three months of 2011.

(15) Commitments and Contingencies:
We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).   For the full year of 2011, the Company currently expects to incur operating expenses of approximately $90.0 million, including $13.2 million of integration costs incurred during the first three months of 2011, and capital expenditures of approximately $60.0 million, including $5.6 million related to integration activities incurred during the first three months of 2011, related to these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability and speeds to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account, with an associated liability (reflected in Other liabilities), was acquired in connection with the Merger to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2011, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $184.2 million.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

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

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors, in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements, and do not undertake to do so.

Overview

See Note 2 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Transaction.

As a result of the Transaction, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities in 27 states, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.6 million access lines, 1.7 million broadband connections and 14,900 employees as of March 31, 2011.

Expected Cost Savings Resulting from the Transaction
Based on current estimates and assumptions, we expect to achieve significant cost savings as a result of the Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions and systems and (2) by internalizing certain functions formerly provided by third-party service providers to the Acquired Business.

We estimate that our annualized cost savings will reach approximately $550 million by the end of 2012 as we implement a targeted list of initiatives.  During 2010, we realized cost savings of approximately $140 million from this target list, primarily by the elimination of costs related to the previous owner’s centralized services applicable to the Acquired Business, in addition to a number of other cost reduction initiatives including reduction in employees and contractors and migration of long distance services to a different carrier.  Our first quarter 2011 savings from the targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation of vendor services, completion of the long distance migration to another carrier, benefit changes and real estate savings) was approximately $16 million and combined with the savings achieved in 2010 equates to an annualized cost savings run rate of approximately $368 million.  We expect to achieve annualized cost savings of approximately $400 million by the end of 2011 and $550 million by the end of 2012. The realization of the additional annual cost savings is expected to be fully achieved by the end of 2012, when the Acquired Business’ network and information technology systems and processes will be fully integrated with those of Frontier.

The foregoing future cost savings are based on our estimates and assumptions that, although we consider them reasonable, are inherently uncertain.  Significant business, economic, competitive and regulatory uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control, may affect these expected cost savings.  See “Forward Looking Statements” above. As a result, there can be no assurance that these or any other future cost savings or synergies will actually be realized.

Regulatory Developments
On March 16, 2010, the FCC released, as required under the 2009 American Recovery and Reinvestment Act (ARRA), its National Broadband Plan. The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms. As a follow-up to the National Broadband plan, on February 8, 2011, the FCC adopted a Notice of Proposed Rulemaking seeking comment from the industry on both short- and long-term reforms to Intercarrier Compensation and the Federal Universal Service High Cost Fund.  The Notice asked for comment on a broad range of possible outcomes.  Frontier, along with many other parties in the industry, filed comments in April 2011.  Frontier cannot predict whether or when the FCC will take additional actions or the effect of any such actions on the Company’s subsidy revenues.

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(a)  Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents aggregating $359.4 million (excluding restricted cash of $184.2 million, representing funds set aside for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the three months ended March 31, 2011, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities.

At March 31, 2011, we had a working capital deficiency of $233.4 million. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2011.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of March 31, 2011, we have approximately $279.0 million of debt maturing during the last nine months of 2011 and approximately $180.4 million of debt maturing in 2012.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of debt.  As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million to provide sufficient flexibility to meet our liquidity needs.  As of March 31, 2011, we have not made any borrowings utilizing this facility.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Transaction, although our overall debt increased.  At March 31, 2011, the ratio of our net debt to adjusted operating cash flow (“leverage ratio”) was 3.03 times.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability and speeds to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account, with an associated liability, was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  The aggregate amount of these escrow accounts and the letter of credit will decrease over time as Frontier makes the required capital expenditures in the respective states.

The Transaction provides for a post-closing calculation of working capital.  Frontier and Verizon have not finalized the results of this calculation nor the post-closing adjustment, if any.  The final resolution of this process will not negatively impact Frontier’s balance sheet or working capital.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities improved $391.0 million, or 317%, for the three months ended March 31, 2011 as compared with the prior year period.  The improvement was primarily the result of incremental cash flow from the Acquired Business.

We expect that in 2011 our cash taxes will be approximately $50 million to $75 million.  Our 2011 cash tax estimate reflects the continued impact of bonus depreciation under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  We paid cash taxes of $8.9 million during the first three months of 2011.

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.   As a result of the Transaction, the Company incurred $13.2 million of costs related to integration activities during the first three months of 2011, as compared to $10.4 million of acquisition and integration costs during the first three months of 2010.

Cash Flows used by Investing Activities

Capital Expenditures
For the three months ended March 31, 2011 and 2010, our capital expenditures were $209.1 million (including $5.6 million of integration–related capital expenditures) and $69.6 million (including $29.7 million of integration-related capital expenditures), respectively.  Capital expenditures in 2011 included $149.1 million associated with the Acquired Business.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.  As a result of the Transaction, the Company incurred $5.6 million and $29.7 million of capital expenditures related to these integration activities during the first three months of 2011 and 2010, respectively.

Cash Flows used by Financing Activities

Debt Reduction
During the first three months of 2011 and 2010, we retired an aggregate principal amount of $1.0 million of debt in each period, consisting of $0.7 million of senior unsecured debt and $0.3 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Credit Facility
We have a $750.0 million revolving credit facility (the Credit Facility).  As of March 31, 2011, we have not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of March 31, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $190.0 million unsecured letter of credit facility. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.   The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

Covenants
The terms and conditions contained in our indentures, the Credit Agreement and the Letter of Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control.  We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware.  However, we would be restricted under the Credit Agreement and the Letter of Credit Agreement from declaring dividends if an event of default has occurred and was continuing at the time or would result from the dividend declaration.

Our $200.0 million term loan facility with the Rural Telephone Finance Cooperative (RTFC), which matures in October 2011, the Credit Facility, and our $150.0 million and $135.0 million senior unsecured term loans, each contain a maximum leverage ratio covenant.  Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.

The Credit Facility, the Letter of Credit Facility and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of March 31, 2011, we were in compliance with all of our debt and credit facility covenants.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements
There were no new accounting standards that were adopted by the Company during the first three months of 2011.

(b)  Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three months ended March 31, 2011 and 2010.  We have also presented an analysis of each category of revenue and operating expenses for the three months ended March 31, 2011 for the results of Frontier legacy operations (excluding the Acquired Business) and the results of the Acquired Business for the first quarter of 2011, as included in the consolidated results of operations.  All variance explanations discussed below are based upon an analysis of the first quarter of 2011 financial data for Frontier legacy operations (excluding the Acquired Business) in comparison to the first quarter of 2010, except that the first two sentences in each category of revenue or operating expenses below shows the revenue, operating expenses and/or variances based upon an analysis of Frontier including the Acquired Business.  Frontier has shown these adjustments to its financial presentations to exclude the effects of the Acquired Business because of the magnitude of the Transaction and its impact to our financial results in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

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

Revenue for the three months ended March 31, 2011 increased $826.9 million, or 159%, to $1,346.7 million as compared with the three months ended March 31, 2010.  Excluding additional revenue of $841.8 million attributable to the Acquired Business for the three months ended March 31, 2011, our revenue decreased $14.9 million, or 3%, as compared to the prior year period. The decline for our Frontier legacy operations during the first three months of 2011 is a result of decreases in the number of residential and business customers, switched access revenue and directory revenue, partially offset by a $8.6 million, or 5%, increase in data and internet services revenue, each as described in more detail below.

Revenues from data and internet services such as HSI grew and increased for our Frontier legacy properties as a percentage of total revenues and revenues from voice services like local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.

Switched access and subsidy revenue for Frontier of $166.2 million represented 12% of our revenues for the three months ended March 31, 2011.  Switched access revenue was $86.9 million for the three months ended March 31, 2011, or 6% of our revenues, up from $58.8 million, primarily due to $37.6 million in the Acquired Business, for the three months ended March 31, 2010, or 11% of our revenues.   We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2011.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  Our Frontier legacy operations lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI or cable modem service.  Our Frontier legacy operations lost approximately 31,100 access lines (net) during the three months ended March 31, 2011, or 6% on an annual basis, comparable to the 34,700 access lines (net) lost during the three months ended March 31, 2010, or 6% on an annual basis.  The Acquired Business lost approximately 105,700 access lines (net) during the three months ended March 31, 2011.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

During the three months ended March 31, 2011, the Company added approximately 10,500 HSI subscribers.  During the first quarter of 2011, the Company announced a price increase to be implemented in April 2011 for FiOS video customers in the state of Indiana who are on month-to-month plans.  While the Company implemented a number of retention promotions, losses of FiOS video customers increased during the quarter as did the loss of FiOS data customers.  During the first quarter, the Acquired Business lost approximately 4,900 FiOS data customers and added approximately 12,200 other HSI subscribers.  In connection with the Transaction, the Company agreed to requirements that focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase HSI subscribers during the remainder of 2011.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that  presents customer counts, average monthly revenue, products per customer, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 6% decline in total access lines, customer revenue (all revenue except switched access and subsidy revenue) for our Frontier legacy operations declined in the first three months of 2011 by only 1 percent as compared to the prior year period.   The decline in customers and access lines for our Frontier legacy operations was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the remainder of 2011.

OTHER FINANCIAL AND OPERATING DATA
			As of
	As of March 31, 2011	% Increase (Decrease)	December 31, 2010		As of March 31, 2010
Access lines:
Residential	3,521,710	(3%)	3,635,670		1,322,665
Business	2,087,254	(1%)	2,110,048		760,147
Total access lines	5,608,964	(2%)	5,745,718		2,082,812

HSI subscribers	1,707,678	1%	1,697,167		644,060
Video subscribers	546,404	3%	531,446		175,775

	For the three months ended March 31,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$576,679	$220,396	$356,283	162%
Business	603,797	210,669	393,128	187%
Total customer revenue	1,180,476	431,065	749,411	174%

Regulatory (switched
access and subsidy)	166,221	88,784	77,437	87%
Total revenue	$1,346,697	$519,849	$826,848	159%

Switched access minutes of use
(in millions)	5,000	2,077		141%
Average monthly total revenue per
access line
- Frontier Legacy	$85.26	$82.51		3%
- Total Company	$79.07
Average monthly customer revenue
per access line
- Frontier Legacy	$71.84	$68.42		5%
- Total Company	$69.31

	As of or for the three months ended March 31,
			% Increase
	2011	2010	(Decrease)
Residential customer metrics:
Customers	3,338,306	1,230,426	171%
Revenue (in 000's)	$576,679	$220,396	162%
Products per residential customer (1)
- Frontier Legacy	2.64	2.54	4%
- Total Company	2.35
Average monthly residential
revenue per customer
- Frontier Legacy	$61.48	$59.13	4%
- Total Company	$56.67
Percent of customers on price
protection plans
- Frontier Legacy	59.0%	55.3%	7%
Customer monthly churn
- Frontier Legacy	1.35%	1.37%	(1%)
- Total Company	1.79%

Business customer metrics:
Customers	333,396	138,223	141%
Revenue (in 000's)	$603,797	$210,669	187%
Average monthly business
revenue per customer
- Frontier Legacy	$528.90	$503.41	5%
- Total Company	$594.39

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance, Frontier Peace of Mind, second lines, feature packages and dial-up have a value of 0.5.

REVENUE

($ in thousands)	For the three months ended March 31, 2011			For the three	Vs. Frontier Legacy
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	March 31, 2010	(Decrease)	(Decrease)

Local and long distance services	$635,114	$425,513	$209,601	$223,581	$(13,980)	(6%)
Data and internet services	458,527	286,549	171,978	163,368	8,610	5%
Other	86,835	42,980	43,855	44,116	(261)	(1%)
Customer revenue	1,180,476	755,042	425,434	431,065	(5,631)	(1%)
Switched access and subsidy	166,221	86,752	79,469	88,784	(9,315)	(10%)
Total revenue	$1,346,697	$841,794	$504,903	$519,849	$(14,946)	(3%)

Local and Long Distance Services
Local and long distance services revenue for the three months ended March 31, 2011 increased $411.5 million, or 184%, to $635.1 million, as compared with the three months ended March 31, 2010.  Local and long distance services revenue for the three months ended March 31, 2011 increased $425.5 million as a result of the Acquired Business.  Local and long distance services revenue for our Frontier legacy operations decreased $14.0 million, or 6%, as compared with the three months ended March 31, 2010, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2011 increased $295.2 million, or 181%, to $458.5 million, as compared with the three months ended March 31, 2010.  Data and internet services revenue for the three months ended March 31, 2011 increased $286.5 million as a result of the Acquired Business.  Data and internet services revenue for our Frontier legacy operations increased $8.6 million, or 5%, as compared with the three months ended March 31, 2010, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue for our Frontier legacy operations increased $2.5 million to $93.2 million, for the three months ended March 31, 2011, as compared with the same period of 2010.  As of March 31, 2011, the number of the Company’s HSI subscribers for our Frontier legacy operations increased by approximately 11,300, or 2%, since March 31, 2010.  Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue for our Frontier legacy operations increased $6.1 million to $78.8 million, in the three months ended March 31, 2011, as compared with the comparable period of 2010, primarily due to growth in the number of those circuits.

Other
Other revenue for the three months ended March 31, 2011 increased $42.7 million, or 97%, to $86.8 million, as compared with the three months ended March 31, 2010.  Other revenue for the three months ended March 31, 2011 increased $43.0 million as a result of the Acquired Business and decreased $0.3 million, or 1%, for our Frontier legacy operations as compared with the three months ended March 31, 2010.  Directory services revenue for the first quarter of 2011 of $20.7 million for our Frontier legacy operations decreased $3.9 million, or 16%, as compared with the three months ended March 31, 2010, primarily due to a decline in yellow pages advertising.   All other revenue for our Frontier legacy operations for the first quarter of 2011 of $23.1 million increased $3.6 million, or 19%, as compared to the prior period, primarily due to increased equipment sales, wireless revenue and DISH incentive payments, partially offset by higher bad debt expenses that are charged against revenues.

Switched Access and Subsidy
Switched access and subsidy revenue for the three months ended March 31, 2011 increased $77.4 million, or 87%, to $166.2 million, as compared with the three months ended March 31, 2010.  Switched access and subsidy revenue for the three months ended March 31, 2011 increased $86.7 million as a result of the Acquired Business and decreased $9.3 million, or 10%, for our Frontier legacy operations  as compared with the three months ended March 31, 2010.

Switched access revenue for our Frontier legacy operations for the first quarter of 2011 of $49.3 million, or 10% of Frontier legacy revenues, decreased $9.5 million, or 16%, as compared with $58.8 million, or 11% of our revenues in the first quarter of 2010.  This decrease was primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC.  Subsidy revenue for our Frontier legacy operations, including surcharges billed to customers of $10.9 million, for the first quarter of 2011 of $30.1 million increased $0.2 million, or 1%, as compared with the same period of 2010, primarily due to increased support for local switching and the Federal Universal Service Fund, partially offset by decreased support for the Federal High Cost Fund.  We expect a decline in switched access and subsidy revenue in the remainder of 2011.

Federal, state subsidy and surcharges (which are billed to customers and remitted to the FCC) for the Company were $40.9 million, $10.3 million and $28.1 million, respectively, and $79.3 million in total, or 6% of our revenues, for the three months ended March 31, 2011.  The federal and state subsidy revenue for the three months ended March 31, 2011 represents 4% of our consolidated revenues.  Total federal, state subsidy and surcharges were $29.9 million, or 6% of our revenues, for the three months ended March 31, 2010.

Federal subsidies are driven by many factors, including the National Average Cost per Local Loop (NACPL).  Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future.  The FCC and state regulatory agencies are currently considering a number of proposals for changing the manner in which eligibility for subsidies is determined as well as the amounts of such subsidies.  In addition, some of the reform proposals direct additional support for broadband deployment which could create an opportunity for federal subsidy support to assist with the broadband expansion in our high cost markets.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. However, future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31, 2011			For the three	Vs. Frontier Legacy
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	March 31, 2010	(Decrease)	(Decrease)

Network access	$ 151,284	$ 95,530	$ 55,754	$ 53,543	$ 2,211	4%

Network access expenses for the three months ended March 31, 2011 increased $97.7 million, or 183%, to $151.3 million, as compared with the three months ended March 31, 2010.   Network access expenses include “aspirational gift” costs of $9.8 million in the first quarter of 2011 for various HSI and video subscriber promotions.   Network access expenses for the three months ended March 31, 2011 increased $95.5 million as a result of the Acquired Business.  Network access expenses for our Frontier legacy operations increased $2.2 million, or 4%, to $55.8 million, as compared with the three months ended March 31, 2010, primarily due to “aspirational gift” costs of $3.8 million and additional data backbone costs, partially offset by decreased long distance carriage costs in 2011.

As we continue to offer “aspirational gifts” (e.g., personal computers, televisions, digital cameras, gift cards, etc.) as part of our promotions, increase our sales of data products such as HSI and increase the penetration of our unlimited long distance calling plans, our network access expenses may increase in the future.

				OTHER OPERATING EXPENSES

	For the three months ended March 31, 2011				For the three	Vs. Frontier Legacy
($ in thousands)	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	March 31, 2010	(Decrease)	(Decrease)

Wage and benefit expenses	$284,866	$184,252		$100,614	$104,987	$(4,373)	(4%)
All other operating expenses	295,474	213,525	*	81,949	88,038	(6,089)	(7%)
	$580,340	$397,777		$182,563	$193,025	$(10,462)	(5%)

           * Includes $15.1 million of common corporate costs allocated to the Acquired Business.

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2011 increased $179.9 million, or 171%, to $284.9 million, as compared to the three months ended March 31, 2010.   Wage and benefit expenses for the three months ended March 31, 2011 increased $184.3 million as a result of the Acquired Business.  Wage and benefit expenses for our Frontier legacy operations decreased $4.4 million, or 4%, to $100.6 million, as compared with the three months ended March 31, 2010, primarily due to lower costs for pension and certain other benefits.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended March 31, 2011 and 2010 were approximately $7.9 million and $7.3 million, respectively.  Pension costs include pension expense of $9.6 million and $9.0 million, less amounts capitalized into the cost of capital expenditures of $1.7 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $581.3 million, including approximately $142.5 million that represents a receivable of the Plan as of March 31, 2011, were transferred into the Plan during 2010, with the receivable to be settled by the transfer of assets by the end of the third quarter of 2011.

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,304.6 million at March 31, 2011, an increase of $14.3 million, or 1%.  This increase is a result of $42.8 million of positive investment returns and cash contributions of $2.6 million, less ongoing benefit payments of $31.1 million, during the first three months of 2011.

Based on current assumptions and plan asset values, we estimate that our 2011 pension and other postretirement benefit expenses (which were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010) will be approximately $70 million to $80 million for Frontier, including the plan expenses of the Acquired Business for 2011 and before amounts capitalized into the cost of capital expenditures.  We expect that we will make cash contributions to our pension plan of approximately $50 million in 2011, including payments of $2.6 million made through March 2011.

All other operating expenses
All other operating expenses for the three months ended March 31, 2011 increased $207.4 million, or 236%, to $295.5 million as compared with the three months ended March 31, 2010.  All other operating expenses for the three months ended March 31, 2011 increased $213.5 million as a result of the Acquired Business.  All other operating expenses for our Frontier legacy operations decreased $6.1 million, or 7%, to $81.9 million, as compared with the three months ended March 31, 2010, primarily due to $15.1 million in corporate costs allocated to the Acquired Business, partially offset by higher USF surcharges, marketing costs and outside service fees.

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31, 2011			For the three	Vs. Frontier Legacy
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	March 31, 2010	(Decrease)	(Decrease)

Depreciation expense	$219,081	$132,816	$86,265	$86,996	$(731)	(1%)
Amortization expense	132,176	118,123	14,053	14,053	-	-
	$351,257	$250,939	$100,318	$101,049	$(731)	(1%)

Depreciation and amortization expense for the three months ended March 31, 2011 increased $250.2 million, or 248%, to $351.3 million, as compared to the three months ended March 31, 2010.  Depreciation and amortization expense for the three months ended March 31, 2011 increased $250.9 million as a result of the Acquired Business.

Depreciation and amortization expense for our Frontier legacy operations decreased $0.7 million, or 1%, to $100.3 million, as compared with the three months ended March 31, 2010, primarily due to a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.  We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  We revised our useful lives for Frontier legacy plant assets based on the study effective October 1, 2010 and the plant assets of the Acquired Business based on the study effective July 1, 2010.  Our “composite depreciation rate” for plant assets is 7.6% as a result of the study.  We anticipate depreciation expense of approximately $860 million to $880 million for 2011 for Frontier, including the Acquired Business.

Amortization expense for the three months ended March 31, 2011 included $118.1 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $510 million for 2011 for Frontier, including the Acquired Business.

	ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Acquisition and
integration costs	$ 13,223	$ 10,370	$ 2,853	28%

Acquisition and integration costs represent expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  The Company incurred $13.2 million and $10.4 million of operating expenses and $5.6 million and $29.7 million in capital expenditures related to acquisition and integration activities during the first three months of 2011 and 2010, respectively.  The Company currently expects to incur operating expenses and capital expenditures for the full year of 2011 related to these Phase 2 initiatives of approximately $90 million and $60 million, respectively, including the amounts incurred during the first quarter of 2011 .

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Investment income	$3,115	$2,497	$618	25%
Other income, net	$6,470	$4,956	$1,514	31%
Interest expense	$167,415	$93,787	$73,628	79%
Income tax expense	$36,567	$32,056	$4,511	14%

Investment Income
Investment income for the three months ended March 31, 2011 increased $0.6 million to $3.1 million, as compared with the three months ended March 31, 2010, primarily due to an increase in investment gains of $0.6 million and an increase of $0.3 million in income from short-term investments of cash (including restricted cash), as a result of higher overall cash balances,  partially offset by a decrease of $0.3 million in equity earnings.

Our average cash balances were $305.3 million and $344.9 million for the three months ended March 31, 2011 and 2010, respectively.  Our average restricted cash balance was $185.8 million for the three months ended March 31, 2011.

Other Income, Net
Other income, net for the three months ended March 31, 2011 increased $1.5 million to $6.5 million, as compared with the three months ended March 31, 2010, primarily due to an increase of $1.6 million in settlement of customer advances.

Interest expense
Interest expense for the three months ended March 31, 2011 increased $73.6 million, or 79%, to $167.4 million as compared with the three months ended March 31, 2010, primarily due to higher average debt levels in 2011.  Interest expense for the three months ended March 31, 2011 included $71.1 million associated with the assumed debt from the Transaction.  Our average debt outstanding was $8,326.5 million and $4,883.7 million for the three months ended March 31, 2011 and 2010, respectively.  Our debt levels have risen due to the $3.45 billion of debt that was assumed by Frontier upon consummation of the Transaction.  Our composite average borrowing rate as of March 31, 2011 and 2010 was 8.01% and 7.86%, respectively.

Income tax expense
Income tax expense for the three months ended March 31, 2011 increased $4.5 million, or 14%, to $36.6 million, as compared with the three months ended March 31, 2010, primarily due to higher taxable income as a result of the Acquired Business, partially offset by the impact of a $4.1 million charge in the first quarter of 2010, as described below.  The effective tax rate for the first three months of 2011 and 2010 was 39.4% and 42.4%, respectively.

The first three months of 2010 included the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $16.0 million as of March 31, 2011.

We paid $8.9 million in cash taxes during the three months ended March 31, 2011. We did not pay any cash taxes during  the first three months of 2010.  We expect that our cash taxes for the full year of 2011 will be approximately $50 million to $75 million, including the impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the first quarter of 2011 was $54.7 million, or $0.05 per share, as compared to $42.6 million, or $0.14 per share, in the first quarter of 2010.   The increase in the first quarter of 2011 is primarily the result of incremental operating income from the Acquired Business, partially offset by increased interest expense. The change in basic and diluted net income per share during the first quarter of 2011 was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and floating rate indebtedness.  Our long-term debt as of March 31, 2011 was approximately 97% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2011.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $274.6 million of our outstanding borrowings at March 31, 2011 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at March 31, 2011, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At March 31, 2011, the fair value of our long-term debt was estimated to be approximately $8.3 billion, based on our overall weighted average borrowing rate of 8.01% and our overall weighted average maturity of approximately 10 years. As of March 31, 2011, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2010.

Equity Price Exposure

Our exposure to market risks for changes in security prices as of March 31, 2011 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,304.6 million at March 31, 2011, an increase of $14.3 million, or 1%.  This increase is a result of  $42.8 million of positive investment returns and $2.6 million in cash contributions, less ongoing benefit payments of $31.1 million, during the first three months of 2011.  We expect that we will make cash contributions to our pension plan of approximately $50 million in 2011, including payments of $2.6 million made through March 2011.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2011,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2011.  As a result of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.    In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Legal Proceedings

See Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1A.Risk Factors

There have been no material changes to our risk factors from the information provided in Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2011 to January 31, 2011
Employee Transactions (1)	1,534	$9.32

February 1, 2011 to February 28, 2011
Employee Transactions (1)	264,807	$9.25

March 1, 2011 to March 31, 2011
Employee Transactions (1)	1,195	$8.68

Totals January 1, 2011 to March 31, 2011
Employee Transactions (1)	267,536	$9.24

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

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.   Exhibits

(a)	Exhibits:
	10.1	Offer of Employment Letter, dated March 31, 2011, between the Company and Susana D’Emic.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Susana D’Emic
Susana D’Emic
Senior Vice President and Controller

Date: May 6, 2011