Form 10-Q
period 2011-06-30
FRONTIER COMMUNICATIONS CORP
filed 2011-08-05
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of July 22, 2011 was 995,216,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	3

Consolidated Statements of Equity for the six months ended June 30, 2010, the six months ended December 31, 2010 and the six months ended June 30, 2011	4

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

Part II. Other Information

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5. Other Information	40

Item 6. Exhibits	41

Signature	42

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction, as described in Note 3 of the Notes to Consolidated Financial Statements.  Historical financial and operating data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of operations of the Acquired Business, as defined in Note 3 of the Notes to Consolidated Financial Statements, from the date of acquisition on July 1, 2010.  The financial discussion represents an analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and six months ended June 30, 2011 and 2010, which includes the results of operations of the Acquired Business for the three and six months ended June 30, 2011.

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$232,672	$251,263
Accounts receivable, less allowances of $61,580 and $73,571, respectively	513,852	568,308
Prepaid expenses	93,237	100,603
Income taxes and other current assets	206,494	208,245
Total current assets	1,046,255	1,128,419

Restricted cash	175,125	187,489
Property, plant and equipment, net	7,590,723	7,590,614
Goodwill	6,416,473	6,292,194
Other intangibles, net	2,220,425	2,491,195
Other assets	213,570	200,319
Total assets	$17,662,571	$17,890,230

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$203,659	$280,002
Accounts payable	438,200	436,886
Advanced billings	166,839	171,602
Accrued other taxes	73,220	167,857
Accrued interest	169,242	170,228
Other current liabilities	257,565	212,782
Total current liabilities	1,308,725	1,439,357

Deferred income taxes	2,400,010	2,220,677
Pension and other postretirement benefits	834,799	816,588
Other liabilities	195,979	220,172
Long-term debt	7,988,813	7,983,693

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
995,234,000 and 993,855,000 outstanding, respectively, and
1,027,986,000 issued at June 30, 2011
and December 31, 2010)	256,997	256,997
Additional paid-in capital	5,138,918	5,525,471
Retained earnings	164,079	77,107
Accumulated other comprehensive loss, net of tax	(224,559)	(229,549)
Treasury stock	(414,261)	(433,286)
Total shareholders' equity of Frontier	4,921,174	5,196,740
Noncontrolling interest in a partnership	13,071	13,003
Total equity	4,934,245	5,209,743
Total liabilities and equity	$17,662,571	$17,890,230

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
($ in thousands, except for per-share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$1,322,255	$516,137	$2,668,952	$1,035,986

Operating expenses:
Network access expenses	126,629	53,139	277,913	106,682
Other operating expenses	578,096	189,649	1,158,436	382,674
Depreciation and amortization	358,986	99,974	710,243	201,023
Acquisition and integration costs	20,264	36,964	33,487	47,334
Total operating expenses	1,083,975	379,726	2,180,079	737,713

Operating income	238,280	136,411	488,873	298,273

Investment income	175	3,500	3,290	5,997
Other income (loss), net	(557)	6,334	5,913	11,290
Interest expense	166,864	93,968	334,279	187,755

Income before income taxes	71,034	52,277	163,797	127,805
Income tax expense	37,190	16,338	73,757	48,394

Net income	33,844	35,939	90,040	79,411
Less: Income attributable to the noncontrolling interest in a partnership	1,583	818	3,068	1,725
Net income attributable to common shareholders of Frontier	$32,261	$35,121	$86,972	$77,686

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.03	$0.11	$0.09	$0.25

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010, THE SIX MONTHS ENDED DECEMBER 31, 2010 AND
THE SIX MONTHS ENDED JUNE 30, 2011
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2010	349,456	$87,364	$956,401	$2,756	$(245,519)	(37,128)	$(473,391)	$11,459	$339,070
Stock plans	-	-	(11,623)	-	-	1,064	14,926	-	3,303
Dividends on common stock	-	-	(78,355)	(78,351)	-	-	-	-	(156,706)
Net income	-	-	-	77,686	-	-	-	1,725	79,411
Other comprehensive income, net
of tax	-	-	-	-	7,954	-	-	-	7,954
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance June 30, 2010	349,456	87,364	866,423	2,091	(237,565)	(36,064)	(458,465)	11,684	271,532
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(16,506)	-	-	1,933	25,179	-	8,673
Dividends on common stock	-	-	(372,712)	29	-	-	-	-	(372,683)
Net income	-	-	-	74,987	-	-	-	1,319	76,306
Other comprehensive income, net
of tax	-	-	-	-	8,016	-	-	-	8,016
Balance December 31, 2010	1,027,986	256,997	5,525,471	77,107	(229,549)	(34,131)	(433,286)	13,003	5,209,743
Stock plans	-	-	(13,338)	-	-	1,379	19,025	-	5,687
Dividends on common stock	-	-	(373,215)	-	-	-	-	-	(373,215)
Net income	-	-	-	86,972	-	-	-	3,068	90,040
Other comprehensive income, net
of tax	-	-	-	-	4,990	-	-	-	4,990
Distributions	-	-	-	-	-	-	-	(3,000)	(3,000)
Balance June 30, 2011	1,027,986	$256,997	$5,138,918	$164,079	$(224,559)	(32,752)	$(414,261)	$13,071	$4,934,245

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
($ in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net income	$33,844	$35,939	$90,040	$79,411
Other comprehensive income, net
of tax	3,335	3,977	4,990	7,954
Comprehensive income	37,179	39,916	95,030	87,365

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(1,583)	(818)	(3,068)	(1,725)

Comprehensive income attributable to
the common shareholders of Frontier	$35,596	$39,098	$91,962	$85,640

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
($ in thousands)
(Unaudited)

	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$90,040	$79,411
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	710,243	201,023
Stock based compensation expense	7,677	5,228
Pension/OPEB costs	16,560	12,159
Other non-cash adjustments	(6,735)	(3,423)
Deferred income taxes	51,133	6,236
Change in accounts receivable	29,705	(6,537)
Change in accounts payable and other liabilities	(49,414)	(24,751)
Change in prepaid expenses, income taxes and other current assets	15,022	48,224
Net cash provided by operating activities	864,231	317,570

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(414,039)	(93,350)
Capital expenditures - Integration activities	(18,986)	(62,353)
Transaction escrow	-	(125,518)
Other assets purchased and distributions received, net	5,075	(134)
Net cash used by investing activities	(427,950)	(281,355)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(78,024)	(1,955)
Dividends paid	(373,215)	(156,706)
Financing costs paid	-	(3,225)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(3,633)	(1,867)
Net cash used by financing activities	(454,872)	(163,753)

Decrease in cash and cash equivalents	(18,591)	(127,538)
Cash and cash equivalents at January 1,	251,263	358,693

Cash and cash equivalents at June 30,	$232,672	$231,155

Supplemental cash flow information:
Cash paid during the period for:
Interest	$328,728	$180,863
Income taxes (refunds)	$27,203	$(805)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. On July 1, 2010, Frontier completed the Transaction for the acquisition of the Acquired Business, as described further in Note 3 – The Transaction.  Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.  For our interim financial statements as of and for the periods ended June 30, 2011, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $26.1 million and $11.4 million, and $54.2 million and $21.7 million, for the three and six months ended June 30, 2011 and 2010, respectively.

(c)	Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Effective with the third quarter of 2011, the Company reorganized into six operating segments in order to leverage the full benefits of its local engagement model. The six operating segments consist of the following regions: National, Northeast, Southeast, Central, Midwest and West.  Our operating segments are aggregated into one reportable segment.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes intangible assets with estimated useful lives over those lives and reviews such intangible assets to assess any impairment and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Fair Value Measurements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position, results of operations or cash flows.

(3)   The Transaction:
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

We are accounting for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $20.3 million and $33.5 million of acquisition and integration related costs in connection with the Transaction during the three and six months ended June 30, 2011, respectively, and $37.0 million and $47.3 million of acquisition related costs during the three and six months ended June 30, 2010, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

Our consolidated statements of operations for the three and six months ended June 30, 2011 include $825.3 million and $1,667.1 million of revenue, respectively, and $83.7 million and $181.3 million of operating income, respectively, related to the results of operations of the Acquired Business.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Transaction.  Our assessment of fair value is final, and has been adjusted for information that was previously not available to us, primarily related to: deferred income tax assets and liabilities and other accrued liabilities.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final allocation of the purchase price presented below represents the effect of recording the final fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Transaction, based on the total transaction consideration of $5.4 billion.  The following allocation of purchase price includes revisions to the preliminary allocation that was reported as of December 31, 2010, primarily for goodwill, deferred taxes and current liabilities.

($ in thousands)
Total transaction consideration:		$5,411,705
Current assets	$454,513
Property, plant & equipment	4,407,676
Goodwill	3,774,151
Other intangibles – primarily customer list	2,532,200
Other noncurrent assets	75,092
Current liabilities	(483,118)
Deferred income taxes	(1,430,122)
Long-term debt	(3,456,782)
Other noncurrent liabilities	(461,905)
Total net assets acquired	$5,411,705

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

For the three months ended June 30, 2010		For the six months ended June 30, 2010
($ in millions, except per share amounts)

Revenue	$1,434	$ 2,890
Operating income	293	628
Net income attributable to common shareholders of Frontier	90	182

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.09	$ 0.18

(4)   Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	June 30, 2011	December 31, 2010

End user	$555,999	$627,573
Other	19,433	14,306
Less: Allowance for doubtful accounts	(61,580)	(73,571)
Accounts receivable, net	$513,852	$568,308

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $18.1 million and $5.2 million for the three months ended June 30, 2011 and 2010, respectively, and $46.4 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively.

(5)    Property, Plant and Equipment:
Property, plant and equipment is as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Property, plant and equipment	$13,153,166	$12,795,280
Less: Accumulated depreciation	(5,562,443)	(5,204,666)
Property, plant and equipment, net	$7,590,723	$7,590,614

Depreciation expense is principally based on the composite group method.  Depreciation expense was $225.4 million and $85.9 million for the three months ended June 30, 2011 and 2010, respectively, and $444.5 million and $172.9 million for the six months ended June 30, 2011 and 2010, respectively.  As a result of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we adopted new lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives of plant assets for our Acquired Business.  These new lives were adopted effective July 1, 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   Goodwill and Other Intangibles:
The components of goodwill and other intangibles are as follows:

($ in thousands)	June 30, 2011	December 31, 2010

Goodwill:	$6,416,473	$6,292,194

Other Intangibles:
Customer base	$2,697,509	$2,702,409
Software licenses	104,923	105,019
Trade name and license	135,285	135,285
Other intangibles	2,937,717	2,942,713
Less: Accumulated amortization	(717,292)	(451,518)
Total other intangibles, net	$2,220,425	$2,491,195

Amortization expense was $133.6 million and $14.1 million for the three months ended June 30, 2011 and 2010, respectively, and $265.8 million and $28.2 million for the six months ended June 30, 2011 and 2010, respectively. Amortization expense for the three and six months ended June 30, 2011 included $119.5 million and $237.7 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for the three and six months ended June 30, 2011 and 2010, respectively, included $14.1 million and $28.2 million in each period for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $515 million in 2011 and approximately $425 million in 2012.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at June 30, 2011 and December 31, 2010.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$7,988,813	$8,361,160	$7,983,693	$8,376,515

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    Long-Term Debt:
The activity in our long-term debt from December 31, 2010 to June 30, 2011 is summarized as follows:

		Six months ended June 30, 2011			Interest
					Rate* at
	December 31,		New	June 30,	June 30,
($ in thousands)	2010	Payments	Borrowings	2011	2011

Rural Utilities Service
Loan Contracts	$11,214	$(509)	$-	$10,705	6.15%

Senior Unsecured Debt	8,302,230	(77,515)	-	8,224,715	8.00%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$8,326,994	$(78,024)	$-	8,248,970	8.00%

Less: Debt Discount	(63,299)			(56,498)
Less: Current Portion	(280,002)			(203,659)

	$7,983,693			$7,988,813

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at June 30, 2011 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

	June 30, 2011		December 31, 2010
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$-	-	$76,089	9.250%
Due 10/24/2011	200,000	6.270%	200,000	6.270%
Due 12/31/2012	143,250	1.625% (Variable)	144,000	1.688% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	130,612	2.000% (Variable)	131,288	2.063% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	500,000	7.875%
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,729,769		7,807,284

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Capital Lease Obligations	79	-	79	-
Total	$8,224,715	8.00%	$8,302,230	8.04%

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a $750.0 million revolving credit facility (the Credit Facility).  As of June 30, 2011, we had not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of June 30, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

We also have a $190.0 million unsecured letter of credit facility.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012.  On June 17, 2011, the Bank gave notice of their intent to exercise their option to extend $100.0 million of the facility until September 20, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

As of June 30, 2011, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of June 30, 2011:

($ in thousands)	Principal Payments

2011 (remaining six months)	$201,978
2012	$180,366
2013	$709,855
2014	$600,517
2015	$800,549
2016	$466

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Reversal of tax credits	14.8	-	6.4	-
State income tax provisions, net of federal income
tax benefit	3.5	0.9	3.8	1.3
All other, net	(0.9)	(4.6)	(0.2)	1.6
Effective tax rate	52.4%	31.3%	45.0%	37.9%

Income taxes for the three and six months ended June 30, 2011 includes the impact of a $10.5 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.  Income taxes for the six months ended June 30, 2010 includes the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $17.4 million as of June 30, 2011.

(10)  Net Income Per Common Share:
The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the six months ended
($ and shares in thousands, except per share amounts)	June 30,		June 30,
	2011	2010	2011	2010
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$32,261	$35,121	$86,972	$77,686

Less: Dividends paid on unvested restricted stock awards	(955)	(734)	(1,921)	(1,375)
Total basic and diluted net income attributable to common
shareholders of Frontier	$31,306	$34,387	$85,051	$76,311

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	994,482	313,401	994,413	313,095
Less: Weighted average unvested restricted stock awards	(5,125)	(2,737)	(4,933)	(2,583)
Total weighted average shares outstanding - basic	989,357	310,664	989,480	310,512

Net income per share attributable to common shareholders of Frontier	$0.03	$0.11	$0.09	$0.25

Diluted earnings per common share:
Total weighted average shares outstanding - basic	989,357	310,664	989,480	310,512
Effect of dilutive shares	805	-	1,446	286
Effect of dilutive stock units	-	473	442	-
Total weighted average shares outstanding - diluted	990,162	311,137	991,368	310,798

Net income per share attributable to common shareholders of Frontier	$0.03	$0.11	$0.09	$0.25

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
For the three and six months ended June 30, 2011 and 2010, options to purchase 577,000 shares (at exercise prices ranging from $9.52 to $14.15) and 3,547,000 shares (at exercise prices ranging from $8.19 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three and six months ended June 30, 2011 and 2010, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At June 30, 2011 and 2010, we had 442,212 and 472,120 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three months ended June 30, 2010, because their inclusion would have an antidilutive effect.

(11)  Stock Plans:
At June 30, 2011, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan, the EIP) and the Deferred Fee Plan. At June 30, 2011, there were 12,540,761 shares authorized for grant under these plans and 7,056,403 shares available for grant under two of the plans.

The following summary presents information regarding outstanding stock options as of June 30, 2011 and changes during the six months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2011	1,507,000	$10.50	1.7	$603,000
Options granted	-	$-
Options exercised	(10,000)	$8.19		$12,000
Options canceled, forfeited or lapsed	(543,000)	$11.67
Balance at June 30, 2011	954,000	$9.88	1.7	$-

Exercisable at June 30, 2011	954,000	$9.88	1.7	$-

There were no options granted or exercised during the first six months of 2010.  There was no intrinsic value to the stock options outstanding and exercisable at June 30, 2010.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents information regarding unvested restricted stock as of June 30, 2011 and changes during the six months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2011	4,440,000	$8.29	$43,199,000
Restricted stock granted	1,712,000	$9.40	$13,816,000
Restricted stock vested	(974,000)	$9.84	$7,858,000
Restricted stock forfeited	(99,000)	$7.81
Balance at June 30, 2011	5,079,000	$8.38	$40,986,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2011 was $33.7 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first six months of 2010 totaled 1,318,000.  The total fair value of shares granted and vested during the six months ended June 30, 2010 was approximately $9.4 million and $5.3 million, respectively.  The total fair value of unvested restricted stock at June 30, 2010 was $19.4 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2010 was $7.70.

(12)  Segment Information:
We operate in one reportable segment, Frontier.  Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

As permitted by U.S. GAAP, we have utilized the aggregation criteria to combine our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate.  The regulatory structure is generally similar.  Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.  In conjunction with the reorganization of our operating segments effective with the third quarter of 2011, we will reallocate goodwill to our reporting units using a relative fair value allocation approach.

(13)  Investment Income:
The components of investment income are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Interest and dividend income	$153	$117	$2,884	$ 2,533
Investment gain	519	2,905	1,071	2,905
Equity earnings	(497)	478	(665)	559
Total investment income	$175	$3,500	$3,290	$ 5,997

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  Other Income, Net:
The components of other income, net are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010

Gain on expiration/settlement of customer advances	$-	$105	$6,337	$4,848
Split-dollar life insurance policy settlement	-	4,379	-	4,379
Litigation settlement proceeds	(84)	1,838	16	2,100
Other, net	(473)	12	(440)	(37)
Total other income, net	$(557)	$6,334	$5,913	$11,290

(15)  Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$9,615	$1,609	$19,230	$ 3,218
Interest cost on projected benefit obligation	21,172	12,381	42,344	24,762
Expected return on plan assets	(25,589)	(11,649)	(51,178)	(23,298)
Amortization of prior service cost /(credit)	(50)	(50)	(100)	(100)
Amortization of unrecognized loss	4,435	6,748	8,870	13,496
Net periodic pension benefit cost	$9,583	$9,039	$19,166	$ 18,078

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$4,228	$99	$8,456	$ 198
Interest cost on projected benefit obligation	6,328	2,629	12,656	5,258
Expected return on plan assets	(82)	(108)	(164)	(216)
Amortization of prior service cost/(credit)	(2,550)	(1,929)	(5,100)	(3,858)
Amortization of unrecognized loss	1,499	1,581	2,998	3,162
Net periodic postretirement benefit cost	$9,423	$2,272	$18,846	$ 4,544

During the first six months of 2011 and 2010, we capitalized $6.8 million and $3.3 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2011 pension and OPEB expenses will be between $70 million and $80 million before amounts capitalized into the cost of capital expenditures (they were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010).   We expect that we will make contributions to our pension plan of approximately $50 million in 2011 in cash or other assets, including cash payments of $10.6 million made through June 2011.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during 2010.  An additional $175.4 million represents a receivable of the Plan as of June 30, 2011, that will be settled by the transfer of assets by the end of 2011 or early in 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,301.4 million at June 30, 2011, an increase of $11.1 million, or 1%.  This increase is a result of $56.8 million of positive investment returns and cash contributions of $10.6 million, less ongoing benefit payments of $56.3 million, during the first six months of 2011.

(16)  Commitments and Contingencies:
We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).   For the full year of 2011, the Company currently expects to incur operating expenses for integration costs of approximately $120.0 million, including $33.5 million incurred during the first six months of 2011, and capital expenditures related to integration activities of approximately $70.0 million, including $19.0 million incurred during the first six months of 2011, related to these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with an associated liability of $39.9 million as of June 30, 2011 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2011, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $175.1 million. As of June 30, 2011, $12.5 million had been released from escrow.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contract, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage, or other indemnities to which Frontier is entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

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
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to successfully integrate the operations and systems of the Acquired Business into Frontier’s existing operations;

•	The risk that the growth opportunities and cost synergies from the Transaction may not be fully realized or may take longer to realize than expected;

•
Our indemnity obligation to Verizon for taxes which may be imposed upon them as a result of changes in ownership of our stock may discourage, delay or prevent a third party from acquiring control of us during the two-year period ending July 2012 in a transaction that stockholders might consider favorable;

•	The effects of increased expenses incurred due to activities related to the integration of the Acquired Business;

•	Most of the Acquired Business operates on systems acquired in the Transaction, which may not continue to function properly following the first group of conversions to our legacy systems;

•	Our ability to maintain relationships with customers, employees or suppliers;

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•	The effects of increased medical, retiree and pension expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	Our ability to successfully renegotiate union contracts expiring in 2011 and thereafter;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which would require us to make increased contributions to the pension plan in 2012 and beyond;

•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

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

Overview

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Transaction.

As a result of the Transaction, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities in 27 states, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.5 million access lines, 1.7 million broadband connections and 14,930 employees as of June 30, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Expected Cost Savings Resulting from the Transaction
Based on current estimates and assumptions, we expect to achieve significant cost savings as a result of the Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions, information technology and network systems to cover certain former Acquired Business functions and systems, (2) by in-sourcing certain functions formerly provided by third-party service providers to the Acquired Business and (3) by achieving improved efficiencies and more favorable rates with third-party vendors.

We estimate that our annualized cost savings will reach approximately $600 million by the end of 2012, an increase of $50 million from our prior estimate, as we implement a targeted list of initiatives.  The realization of the annual cost savings is expected to be fully achieved by the end of 2012, when the Acquired Business’ network and information technology systems and processes will be fully integrated with those of Frontier.  We expect to achieve annualized cost savings of approximately $475 million to $500 million by the end of 2011.  During 2010, we realized cost savings of approximately $140 million from this target list, primarily by the elimination of costs related to the previous owner’s centralized services applicable to the Acquired Business, in addition to a number of other cost reduction initiatives including reduction in employees and contractors and migration of long distance services to a different carrier.  Our second quarter 2011 savings from the targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation of vendor services, benefit changes and real estate savings) was approximately $14 million and combined with the savings achieved in 2010, and in the first quarter of 2011 of approximately $16 million, equates to an annualized cost savings run rate of approximately $424 million.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(a)  Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents aggregating $232.7 million (excluding restricted cash of $175.1 million, representing funds set aside for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the six months ended June 30, 2011, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities.

At June 30, 2011, we had a working capital deficiency of $262.5 million. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2011.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment, this could change in the future.  Further, our below-investment grade credit ratings may also make it more difficult and expensive to refinance our maturing debt.  As of June 30, 2011, we have approximately $202.0 million of debt maturing during the last six months of 2011 and approximately $180.4 million of debt maturing in 2012.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of debt.  As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million to provide sufficient flexibility to meet our liquidity needs.  As of June 30, 2011, we had not made any borrowings utilizing this facility.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Transaction, although our overall debt increased.  At June 30, 2011, the ratio of our net debt to adjusted operating cash flow (“leverage ratio”) was 3.08 times.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with an associated liability of $39.9 million as of June 30, 2011) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2011, $12.5 million had been released from escrow.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities improved $546.7 million, or 172%, for the six months ended June 30, 2011 as compared with the prior year period.  The improvement was primarily the result of incremental cash flow from the Acquired Business.

We expect that in 2011 our cash taxes will be approximately $25 million.  Our 2011 cash tax estimate reflects the continued impact of bonus depreciation under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  We paid cash taxes of $27.2 million during the first six months of 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.   As a result of the Transaction, the Company incurred $33.5 million of costs related to integration activities during the first six months of 2011, as compared to $47.3 million of acquisition and integration costs during the first six months of 2010.

Cash Flows used by Investing Activities

Capital Expenditures
For the six months ended June 30, 2011 and 2010, our capital expenditures were $433.0 million (including $19.0 million of integration–related capital expenditures) and $155.7 million (including $62.4 million of integration-related capital expenditures), respectively.  Capital expenditures in 2011 included $318.0 million associated with the Acquired Business.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate total capital expenditures of approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.  As a result of the Transaction, the Company incurred $19.0 million and $62.4 million of capital expenditures related to these integration activities during the first six months of 2011 and 2010, respectively.

Cash Flows used by Financing Activities

Debt Reduction
During the first six months of 2011 and 2010, we retired an aggregate principal amount of $78.0 million and $1.9 million, respectively, of debt consisting of $77.5 million and $1.4 million, respectively, of senior unsecured debt and $0.5 million of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Credit Facility
We have a $750.0 million revolving credit facility (the Credit Facility).  As of June 30, 2011, we had not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of June 30, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $190.0 million unsecured letter of credit facility. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). A letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.   The commitments under the Letter of Credit Agreement expire on September 20, 2011, with a Bank option to extend up to $100.0 million of the commitments to September 20, 2012. On June 17, 2011, the Bank gave notice of their intent to exercise their option to extend $100.0 million of the Facility until September 20, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

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

As of June 30, 2011, we were in compliance with all of our debt and credit facility covenants.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

New Accounting Pronouncements
There were no new accounting standards that were adopted by the Company during the first six months of 2011.

Fair Value Measurements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position, results of operations or cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and six months ended June 30, 2011 and 2010.  We have also presented an analysis of each category of revenue and operating expenses for the three and six months ended June 30, 2011 for the results of Frontier legacy operations (excluding the Acquired Business) and the results of the Acquired Business for the second quarter and first six months of 2011, as included in the consolidated results of operations.  All variance explanations discussed below are based upon an analysis of the second quarter and first six months of 2011 financial data for Frontier legacy operations (excluding the Acquired Business) in comparison to the second quarter and first six months of 2010, except that the first two sentences in each category of revenue or operating expenses below shows the revenue, operating expenses and/or variances based upon an analysis of Frontier including the Acquired Business.  Frontier has shown these adjustments to its financial presentations to exclude the effects of the Acquired Business because of the magnitude of the Transaction and its impact to our financial results in the second quarter and six months ended June 30, 2011, as compared to the second quarter and six months ended June 30, 2010.

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

Revenue for the three months ended June 30, 2011 increased $806.1 million, or 156%, to $1,322.3 million as compared with the three months ended June 30, 2010.  Revenue for the six months ended June 30, 2011 increased $1,633.0 million, or 158%, to $2,669.0 million as compared with the six months ended June 30, 2010.  Excluding additional revenue of $825.3 million and $1,667.1 million attributable to the Acquired Business for the three and six months ended June 30, 2011, respectively, our revenue decreased $19.2 million, or 4%, and $34.1 million, or 3%, respectively, as compared to the prior year periods. The decline for our Frontier legacy operations during the first six months of 2011 is a result of decreases in the number of residential and business customers, switched access revenue and directory revenue, partially offset by a $15.8 million, or 5%, increase in data and internet services revenue, each as described in more detail below.

Revenues from data and internet services such as HSI grew and increased for our Frontier legacy properties as a percentage of total revenues and revenues from voice services like local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.

Switched access and subsidy revenue for Frontier of $324.1 million represented 12% of our revenues for the six months ended June 30, 2011.  Switched access revenue was $171.7 million for the six months ended June 30, 2011, or 6% of our revenues, up from $115.3 million, or 11% of our revenues, primarily due to $74.0 million in the Acquired Business, for the six months ended June 30, 2010.   We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2011.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  Our Frontier legacy operations lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI or cable modem service.  Our Frontier legacy operations lost approximately 58,600 access lines (net) during the six months ended June 30, 2011, or 5.9% on an annual basis, comparable to the 65,500 access lines (net) lost during the six months ended June 30, 2010, or 6.3% on an annual basis.  The Acquired Business lost approximately 197,200 access lines (net) during the six months ended June 30, 2011.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2011, the Company added approximately 18,000 HSI subscribers.  During the first quarter of 2011, the Company announced a price increase implemented in April 2011 for FiOS video customers in the state of Indiana who are on month-to-month plans.  While the Company implemented a number of retention promotions, losses of FiOS video customers increased during the quarter as did the loss of FiOS data customers.  During the first six months of 2011, the Acquired Business lost approximately 9,700 FiOS data customers and added approximately 21,100 other HSI subscribers.  In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase HSI subscribers during the remainder of 2011.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that  presents customer counts, average monthly revenue, products per customer, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 3% decline in residential customers and the 6% decline in total access lines, customer revenue (all revenue except switched access and subsidy revenue) for our Frontier legacy operations declined in the first six months of 2011 by only 2 percent as compared to the prior year period.   The decline in customers and access lines for our Frontier legacy operations was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the remainder of 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase			As of
	June 30, 2011	December 31, 2010	(Decrease)			June 30, 2010
Access lines:
Residential	3,428,911	3,635,670	(6%)			1,296,471
Business	2,060,951	2,110,048	(2%)			755,548
Total access lines	5,489,862	5,745,718	(4%)			2,052,019

HSI subscribers	1,715,119	1,697,167	1%			647,487
Video subscribers	554,218	531,446	4%			179,559

	For the three months ended June 30,				For the six months ended June 30,
			$ Increase	% Increase			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)	2011	2010	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$571,522	$220,934	$350,588	159%	$1,156,233	$441,330	$714,903	162%
Business	592,888	214,916	377,972	176%	1,188,653	425,585	763,068	179%
Customer revenue	1,164,410	435,850	728,560	167%	2,344,886	866,915	1,477,971	170%

Switched access and subsidy	157,845	80,287	77,558	97%	324,066	169,071	154,995	158%
Total revenue	$1,322,255	$516,137	$806,118	156%	$2,668,952	$1,035,986	$1,632,966

Switched access minutes of use
(in millions)	4,785	2,021		137%	9,785	4,098		139%
Average monthly total revenue per
access line
- Frontier Legacy	$85.18	$83.22		2%	$85.21	$82.85		3%
- Total Company	$79.42				$79.22
Average monthly customer revenue
per access line
- Frontier Legacy	$72.27	$70.27		3%	$72.07	$69.33		4%
- Total Company	$69.94				$69.60

	As of or for the three months ended June 30,				As of or for the six months ended June 30,
				% Increase				% Increase
	2011	2010		(Decrease)	2011	2010		(Decrease)
Residential customer metrics:
Customers	3,251,959	1,206,599		170%	3,251,959	1,206,599		170%
Revenue (in 000's)	$571,522	$220,934			$1,156,233	$441,330
Products per residential customer (1)
- Frontier Legacy	2.67	2.57		4%	2.67	2.57		4%
- Total Company	2.40				2.40
Average monthly residential
revenue per customer
- Frontier Legacy	$61.16	$60.44		1%	$61.16	$59.78		2%
- Total Company	$57.81				$57.61
Percent of customers on price
protection plans
- Frontier Legacy	60.5%	56.8%		7%	60.5%	56.8%		7%
Customer monthly churn
- Frontier Legacy	1.34%	1.37%		(2%)	1.35%	1.37%		(2%)
- Total Company	1.66%				1.73%

Business customer metrics:
Customers	326,763	138,528		136%	326,763	138,528		136%
Revenue (in 000's)	$592,888	$214,916			$1,188,653	$425,585
Average monthly business
revenue per customer
- Frontier Legacy	$539.34	$517.71		4%	$534.77	$509.67		5%
- Total Company	$598.73				$591.97

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended June 30, 2011			For the three	vs. Frontier Legacy
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Local and long distance services	$617,744	$410,603	$207,141	$223,281	$(16,140)	(7%)
Data and internet services	461,599	288,097	173,502	166,349	7,153	4%
Other	85,067	44,078	40,989	46,220	(5,231)	(11%)
Customer revenue	1,164,410	742,778	421,632	435,850	(14,218)	(3%)
Switched access and subsidy	157,845	82,528	75,317	80,287	(4,970)	(6%)
Total revenue	$1,322,255	$825,306	$496,949	$516,137	$(19,188)	(4%)

	For the six months ended June 30, 2011			For the six	vs. Frontier Legacy
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Local and long distance services	$1,252,858	$836,116	$416,742	$446,862	$(30,120)	(7%)
Data and internet services	920,126	574,646	345,480	329,717	15,763	5%
Other	171,902	87,058	84,844	90,336	(5,492)	(6%)
Customer revenue	2,344,886	1,497,820	847,066	866,915	(19,849)	(2%)
Switched access and subsidy	324,066	169,280	154,786	169,071	(14,285)	(8%)
Total revenue	$2,668,952	$1,667,100	$1,001,852	$1,035,986	$(34,134)	(3%)

Local and Long Distance Services
Local and long distance services revenue for the three and six months ended June 30, 2011 increased $394.5 million, or 177%, to $617.7 million, and $806.0 million, or 180%, to $1,252.9 million, respectively, as compared with the three and six months ended June 30, 2010.  Local and long distance services revenue for the three and six months ended June 30, 2011 increased $410.6 million and $836.1 million, respectively, as a result of the Acquired Business.  Local and long distance services revenue for our Frontier legacy operations decreased $16.1 million, or 7%, and $30.1 million, or 7%, respectively, as compared with the three and six months ended June 30, 2010, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Data and Internet Services
Data and internet services revenue for the three and six months ended June 30, 2011 increased $295.3 million, or 177%, to $461.6 million, and $590.4 million, or 179%, to $920.1 million, respectively, as compared with the three and six months ended June 30, 2010.  Data and internet services revenue for the three and six months ended June 30, 2011 increased $288.1 million and $574.6 million, respectively, as a result of the Acquired Business.  Data and internet services revenue for our Frontier legacy operations increased $7.2 million, or 4%, and $15.8 million, or 5%, respectively, as compared with the three and six months ended June 30, 2010, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue for our Frontier legacy operations increased $1.0 million to $94.1 million, and $3.4 million to $187.3 million, respectively, for the three and six months ended June 30, 2011, as compared with the same periods of 2010.  As of June 30, 2011, the number of the Company’s HSI subscribers for our Frontier legacy operations increased by approximately 11,200, or 2%, since June 30, 2010.  Data and internet services also includes revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue for our Frontier legacy operations increased $6.2 million to $79.4 million, and $12.4 million to $158.2 million, respectively, in the three and six months ended June 30, 2011, as compared with the comparable periods of 2010, primarily due to growth in the number of those circuits.

Other
Other revenue for the three and six months ended June 30, 2011 increased $38.8 million, or 84%, to $85.1 million, and $81.6 million, or 90%, to $171.9 million, respectively, as compared with the three and six months ended June 30, 2010.  Other revenue for the three and six months ended June 30, 2011 increased $44.1 million and $87.1 million, respectively, as a result of the Acquired Business and decreased $5.2 million, or 11%, and $5.5 million, or 6%, respectively, for our Frontier legacy operations as compared with the three and six months ended June 30, 2010.  Directory services revenue for the three and six months ended June 30, 2011 of $19.7 million and $40.5 million, respectively, for our Frontier legacy operations decreased $4.6 million, or 19%, and $8.5 million, or 17%, respectively, as compared with the three and six months ended June 30, 2010, primarily due to a decline in yellow pages advertising.   All other revenue for our Frontier legacy operations for the three and six months ended June 30, 2011 of $21.3 million and $44.4 million, respectively, decreased $0.6 million, or 3%, for the three month period, primarily due to higher DISH promotional discounts and bad debt expenses that are charged against revenues, and increased $3.0 million, or 7%, for the six month period, primarily due to increased equipment sales and wireless revenue, as compared to the prior periods.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Switched Access and Subsidy
Switched access and subsidy revenue for the three and six months ended June 30, 2011 increased $77.6 million, or 97%, to $157.8 million, and $155.0 million, or 92%, to $324.1 million, respectively, as compared with the three and six months ended June 30, 2010.  Switched access and subsidy revenue for the three and six months ended June 30, 2011 increased $82.5 million and $169.3 million, respectively, as a result of the Acquired Business and decreased $5.0 million, or 6%, and $14.3 million, or 9%, respectively, for our Frontier legacy operations as compared with the three and six months ended June 30, 2010.

Switched access revenue for our Frontier legacy operations for the three and six months ended June 30, 2011 of $48.3 million, or 10%, and $97.7 million, or 10%, respectively, of Frontier legacy revenues, decreased $8.2 million, or 14%, and $17.7 million, or 15%, respectively, as compared with $56.5 million, or 11%, and $115.4 million, or 11%, respectively, of our revenues in the three and six months ended June 30, 2010.  These decreases were primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers which are remitted to the FCC.  Subsidy revenue for our Frontier legacy operations, including surcharges billed to customers of $10.4 million and $21.3 million, respectively, for the three and six months ended June 30, 2011 of $27.0 million and $57.1 million, respectively, increased $3.2 million, or 13%, and $3.4 million, or 6%, respectively, as compared with the same periods of 2010, primarily due to increased support for local switching and the Federal Universal Service Fund, partially offset by decreased support for the Federal High Cost Fund.  We expect a decline in switched access and subsidy revenue in the remainder of 2011.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $77.1 million, $21.1 million and $54.2 million, respectively, and $152.4 million in total, or 6% of our revenues, for the six months ended June 30, 2011.  The federal and state subsidy revenue for the six months ended June 30, 2011 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $53.7 million, or 5% of our revenues, for the six months ended June 30, 2010.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30, 2011			For the three	vs. Frontier Legacy
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Network access	$126,629	$75,736	$50,893	$53,139	$(2,246)	(4%)

	For the six months ended June 30, 2011			For the six	vs. Frontier Legacy
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Network access	$277,913	$171,266	$106,647	$106,682	$(35)	0%

Network access expenses for the three and six months ended June 30, 2011 increased $73.5 million, or 138%, to $126.6 million, and $171.2 million, or 161%, to $277.9 million, respectively, as compared with the three and six months ended June 30, 2010.   Network access expenses include promotional gift costs of $0.7 million and $10.5 million, respectively, in the three and six months ended June 30, 2011 for various promotions.   Network access expenses for the three and six months ended June 30, 2011 increased $75.7 million and $171.3 million, respectively, as a result of the Acquired Business.  Network access expenses for our Frontier legacy operations decreased $2.2 million, or 4%, to $50.9 million, as compared with the three months ended June 30, 2010, primarily due to decreased long distance carriage costs in 2011.

As we continue to offer promotional gifts (e.g., personal computers, televisions, digital cameras, gift cards, etc.) as part of our promotions, increase our sales of data products such as HSI and increase the penetration of our unlimited long distance calling plans, our network access expenses may increase in the future.

OTHER OPERATING EXPENSES

	For the three months ended June 30, 2011				For the three	vs. Frontier Legacy
($ in thousands)	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Wage and benefit expenses	$284,847	$179,915		$104,932	$95,146	$9,786	10%
All other operating expenses	293,249	225,938	*	67,311	94,503	(27,192)	(29%)
	$578,096	$405,853		$172,243	$189,649	$(17,406)	(9%)

	For the six months ended June 30, 2011				For the six	vs. Frontier Legacy
	As	Acquired			months ended	$ Increase	% Increase
	Reported	Business		Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Wage and benefit expenses	$569,713	$364,167		$205,546	$200,133	$5,413	3%
All other operating expenses	588,723	439,463	*	149,260	182,541	(33,281)	(18%)
	$1,158,436	$803,630		$354,806	$382,674	$(27,868)	(7%)

* Includes $21.4 million and $36.5 million, respectively, of common corporate costs allocated to the Acquired Business for the three and six months ended June 30, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Wage and benefit expenses
Wage and benefit expenses for the three and six months ended June 30, 2011 increased $189.7 million, or 199%, to $284.8 million (including $11.0 million of severance and early retirement costs related to 240 employees), and $369.6 million, or 185%, to $569.7 million, respectively, as compared to the three and six months ended June 30, 2010. Wage and benefit expenses for the three and six months ended June 30, 2011 increased $179.9 million and $364.2 million, respectively, as a result of the Acquired Business.  Wage and benefit expenses for our Frontier legacy operations increased $9.8 million, or 10%, to $104.9 million, and $5.4 million, or 3%, to $205.5 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to higher costs for compensation and certain other benefits.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended June 30, 2011 and 2010 were approximately $7.6 million and $7.4 million, respectively.  Pension costs include pension expense of $9.6 million and $9.1 million, less amounts capitalized into the cost of capital expenditures of $2.0 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively.

Pension costs for the six months ended June 30, 2011 and 2010 were approximately $15.5 million and $14.8 million, respectively. Pension costs include pension expense of $19.2 million and $18.1 million, less amounts capitalized into the cost of capital expenditures of $3.7 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during 2010.  An additional $175.4 million represents a receivable of the Plan as of June 30, 2011, that will be settled by the transfer of assets by the end of 2011 or early in 2012.

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,301.4 million at June 30, 2011, an increase of $11.1 million, or 1%.  This increase is a result of $56.8 million of positive investment returns and cash contributions of $10.6 million, less ongoing benefit payments of $56.3 million, during the first six months of 2011.

Based on current assumptions and plan asset values, we estimate that our 2011 pension and other postretirement benefit expenses (which were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010) will be approximately $70 million to $80 million for Frontier, including the plan expenses of the Acquired Business for 2011 and before amounts capitalized into the cost of capital expenditures.  We expect that we will make contributions to our pension plan of approximately $50 million in 2011, including cash payments of $10.6 million made through June 2011.

All other operating expenses
All other operating expenses for the three and six months ended June 30, 2011 increased $198.7 million, or 210%, to $293.2 million and $406.2 million, or 223%, to $588.7 million, respectively, as compared with the three and six months ended June 30, 2010. All other operating expenses for the three and six months ended June 30, 2011 increased $225.9 million and $439.5 million, respectively, as a result of the Acquired Business.  All other operating expenses for our Frontier legacy operations decreased $27.2 million, or 29%, to $67.3 million, and $33.3 million, or 18%, to $149.3 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to $21.4 million and $36.5 million, respectively, in corporate costs allocated to the Acquired Business, partially offset by higher USF surcharges, marketing costs and outside service fees.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30, 2011			For the three	vs. Frontier Legacy
($ in thousands)	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Depreciation expense	$225,388	$140,440	$84,948	$85,922	$(974)	(1%)
Amortization expense	133,598	119,546	14,052	14,052	-	0%
	$358,986	$259,986	$99,000	$99,974	$(974)	(1%)

	For the six months ended June 30, 2011			For the six	vs. Frontier Legacy
	As	Acquired		months ended	$ Increase	% Increase
	Reported	Business	Frontier Legacy	June 30, 2010	(Decrease)	(Decrease)

Depreciation expense	$444,469	$273,256	$171,213	$172,918	$(1,705)	(1%)
Amortization expense	265,774	237,669	28,105	28,105	-	0%
	$710,243	$510,925	$199,318	$201,023	$(1,705)	(1%)

Depreciation and amortization expense for the three and six months ended June 30, 2011 increased $259.0 million, or 259%, to $359.0 million, and $509.2 million, or 253%, to $710.2 million, respectively, as compared to the three and six months ended June 30, 2010.  Depreciation and amortization expense for the three and six months ended June 30, 2011 increased $260.0 million and $510.9 million, respectively, as a result of the Acquired Business.

Depreciation expense for our Frontier legacy operations decreased $1.0 million, or 1%, to $84.9 million, and $1.7 million, or 1%, to $171.2 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.  We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  We revised our useful lives for Frontier legacy plant assets based on the study effective October 1, 2010 and the plant assets of the Acquired Business based on the study effective July 1, 2010.  Our “composite depreciation rate” for plant assets is 7.6% as a result of the study.  We anticipate depreciation expense of approximately $875 million to $895 million for 2011 for Frontier, including the Acquired Business.

Amortization expense for the three and six months ended June 30, 2011 included $119.5 million and $237.7 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $515 million for 2011 for Frontier, including the Acquired Business.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Acquisition and integration costs	$ 20,264	$36,964	$ (16,700)	(45%)

	For the six months ended June 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Acquisition and integration costs	$ 33,487	$47,334	$ (13,847)	(29%)

Acquisition and integration costs include expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets, to complete the conversions of all the remaining systems into one platform and to achieve its cost synergies (Phase 2).  The Company incurred $33.5 million and $47.3 million of operating expenses and $19.0 million and $62.4 million in capital expenditures related to acquisition and integration activities during the first six months of 2011 and 2010, respectively.  The Company currently expects to incur operating expenses and capital expenditures for the full year of 2011 related to these Phase 2 initiatives of approximately $120 million and $70 million, respectively, including the amounts incurred during the first six months of 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Investment income	$175	$3,500	$(3,325)	(95%)
Other income, net	$(557)	$6,334	$(6,891)	(109%)
Interest expense	$166,864	$93,968	$72,896	78%
Income tax expense	$37,190	$16,338	$20,852	128%

	For the six months ended June 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Investment income	$3,290	$5,997	$(2,707)	(45%)
Other income, net	$5,913	$11,290	$(5,377)	(48%)
Interest expense	$334,279	$187,755	$146,524	78%
Income tax expense	$73,757	$48,394	$25,363	52%

Investment Income
Investment income for the three and six months ended June 30, 2011 decreased $3.3 million to $0.2 million, and $2.7 million to $3.3 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to a decrease in investment gains of $2.4 million and $1.8 million, respectively, and a decrease of $1.0  million and $1.2 million, respectively, in equity earnings, partially offset by a slight increase in income from short-term investments of cash (including restricted cash).

Our average cash balances were $281.1 million and $307.0 million for the six months ended June 30, 2011 and 2010, respectively.  Our average restricted cash balance was $182.3 million for the six months ended June 30, 2011.

Other Income, Net
Other income, net for the three and six months ended June 30, 2011 decreased $6.9 million to $(0.6) million, and $5.4 million to $5.9 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to a gain of $4.4 million on a split-dollar life insurance policy settlement recognized in the second quarter of 2010 and a decrease in litigation settlement proceeds of $2.0 million, partially offset by an increase of $1.5 million in settlement of customer advances,  as compared with the prior six month period.

Interest expense
Interest expense for the three and six months ended June 30, 2011 increased $72.9 million, or 78%, to $166.9 million and $146.5 million, or 78%, to $334.3 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to higher average debt levels in 2011.  Interest expense for the three and six months ended June 30, 2011 included $71.1 million and $142.2 million, respectively, associated with the assumed debt from the Transaction.  Our average debt outstanding was $8,300.7 million and $4,883.2 million for the six months ended June 30, 2011 and 2010, respectively.  Our debt levels have risen due to the $3.45 billion of debt that was assumed by Frontier upon consummation of the Transaction.  Our composite average borrowing rate as of June 30, 2011 and 2010 was 8.00% and 7.87%, respectively.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income tax expense
Income tax expense for the three and six months ended June 30, 2011 increased $20.9 million, or 128%, to $37.2 million, and $25.4 million, or 52%, to $73.8 million, respectively, as compared with the three and six months ended June 30, 2010, primarily due to higher taxable income as a result of the Acquired Business and a $10.5 million charge in the second quarter of 2011 resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions, partially offset by the impact of a $4.1 million charge in the first quarter of 2010, as described below.  The effective tax rate for the first six months of 2011 and 2010 was 45.0% and 37.9%, respectively.

The first six months of 2010 included the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $17.4 million as of June 30, 2011.

We paid $27.2 million in cash taxes during the six months ended June 30, 2011, as compared to the receipt of $0.8 million in cash tax refunds during the six months ended June 30, 2010. We expect that our cash taxes for the full year of 2011 will be approximately $25 million, including the impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the second quarter of 2011 was $32.3 million, or $0.03 per share, as compared to $35.1 million, or $0.11 per share, in the second quarter of 2010 and $87.0 million, or $0.09 per share, as compared to $77.7 million, or $0.25 per share, for the six months ended June 30, 2010.   The increase in the first six months of 2011 is primarily the result of incremental operating income from the Acquired Business, partially offset by increased interest expense and income tax expense. The change in basic and diluted net income per share during the second quarter and first six months of 2011 was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and floating rate indebtedness.  Our long-term debt as of June 30, 2011 was approximately 97% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2011.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $273.9 million of our outstanding borrowings at June 30, 2011 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at June 30, 2011, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At June 30, 2011, the fair value of our long-term debt was estimated to be approximately $8.4 billion, based on our overall weighted average borrowing rate of 8.00% and our overall weighted average maturity of approximately 10 years. As of June 30, 2011, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2010.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2011 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The Company’s pension plan assets have increased from $1,290.3 million at December 31, 2010 to $1,301.4 million at June 30, 2011, an increase of $11.1 million, or 1%.  This increase is a result of $56.8 million of positive investment returns and $10.6 million in cash contributions, less ongoing benefit payments of $56.3 million, during the first six months of 2011.  We expect that we will make contributions to our pension plan of approximately $50 million in 2011 in cash or other assets, including cash payments of $10.6 million made through June 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2011, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2011.  As a result of the Transaction, we have begun to integrate certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.    In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contract, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material effect on our financial position, results of operations, or our cash flows.

Item 1A.Risk Factors

Other than as set forth below, there have been no other material changes to our risk factors from the information provided in Item 1A.  “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Most of the Acquired Business operates on systems acquired in the Transaction, which may not continue to function properly following the first group of conversions to our legacy systems.

We plan to convert the Acquired Business from the replicated information systems acquired from Verizon in the Transaction to our legacy systems in several phases, starting in the fourth quarter of 2011.  After this conversion, the remaining states in the acquired Territories will still be operating on the replicated systems.  If the remaining replicated systems or the converted systems were not to function properly and we were unable to sufficiently remedy any such system issues either because Verizon's support was unavailable or other resources were not sufficient or effective, we might experience disruptions, which could adversely affect our business, revenues and cash flows.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2011 to April 30, 2011
Employee Transactions (1)	1,371	$8.07

May 1, 2011 to May 31, 2011
Employee Transactions (1)	459	$8.18

June 1, 2011 to June 30, 2011
Employee Transactions (1)	16,701	$8.56

Totals April 1, 2011 to June 30, 2011
Employee Transactions (1)	18,531	$8.51

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

Item 5.Other Information

As disclosed in our Proxy Statement for the 2011 Annual Meeting, proposals that stockholders wish to include in our Proxy Statement and form of proxy for our 2012 annual stockholders meeting must be received by the Secretary of the Company no later than November 29, 2011.  For a stockholder proposal that is not intended to be included in our Proxy Statement for our 2012 Annual Meeting, the proposal must be received by the Secretary of the Company not earlier than January 13, 2012 nor later than February 13, 2012 in order to be properly presented at the 2012 Annual Meeting.  Furthermore, in accordance with the proxy rules and regulations of the Securities and Exchange Commission, if a stockholder does not notify us of a proposal by February 13, 2012, then our proxies would be able to use their discretionary voting authority if a stockholder’s proposal is raised at the meeting.

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

Date: August 5, 2011