Form 10-Q
period 2011-09-30
FRONTIER COMMUNICATIONS CORP
filed 2011-11-04
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of October 28, 2011 was 995,127,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

Consolidated Statements of Equity for the nine months ended September 30, 2010, the three months ended December 31, 2010 and the nine months ended September 30, 2011	4

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	43

Signature	44

Explanatory Note
Effective July 1, 2010, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction, as described in Note 3 of the Notes to Consolidated Financial Statements.  Historical financial and operating data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of operations of the Acquired Business, as defined in Note 3 of the Notes to Consolidated Financial Statements, from the date of acquisition on July 1, 2010.  The financial discussion represents an analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and nine months ended September 30, 2011 and 2010, which includes the results of operations of the Acquired Business for the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011.

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)
	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$205,817	$251,263
Accounts receivable, less allowances of $60,763 and $73,571, respectively	527,395	568,308
Prepaid expenses	84,404	100,603
Income taxes and other current assets	152,130	208,245
Total current assets	969,746	1,128,419

Restricted cash	161,065	187,489
Property, plant and equipment, net	7,630,515	7,590,614
Goodwill	6,416,473	6,292,194
Other intangibles, net	2,095,220	2,491,195
Other assets	220,748	200,319
Total assets	$17,493,767	$17,890,230

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$43,763	$280,002
Accounts payable	469,219	436,886
Advanced billings	161,944	171,602
Accrued other taxes	71,694	167,857
Accrued interest	212,129	170,228
Other current liabilities	209,393	212,782
Total current liabilities	1,168,142	1,439,357

Deferred income taxes	2,377,518	2,220,677
Pension and other postretirement benefits	780,142	816,588
Other liabilities	240,296	220,251
Long-term debt	8,151,081	7,983,614

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
995,137,000 and 993,855,000 outstanding, respectively, and
1,027,986,000 issued at September 30, 2011
and December 31, 2010)	256,997	256,997
Additional paid-in capital	4,956,343	5,525,471
Retained earnings	184,474	77,107
Accumulated other comprehensive loss, net of tax	(221,225)	(229,549)
Treasury stock	(414,997)	(433,286)
Total shareholders' equity of Frontier	4,761,592	5,196,740
Noncontrolling interest in a partnership	14,996	13,003
Total equity	4,776,588	5,209,743
Total liabilities and equity	$17,493,767	$17,890,230

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
($ in thousands, except for per-share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$1,290,939	$1,402,968	$3,959,891	$2,438,954

Operating expenses:
Network access expenses	119,941	136,373	397,854	243,055
Other operating expenses	571,388	614,123	1,729,824	996,797
Depreciation and amortization	351,907	339,894	1,062,150	540,917
Acquisition and integration costs	67,412	78,533	100,899	125,867
Total operating expenses	1,110,648	1,168,923	3,290,727	1,906,636

Operating income	180,291	234,045	669,164	532,318

Investment income (loss)	(666)	397	2,624	6,394
Other income, net	1,502	2,207	7,415	13,497
Interest expense	165,755	166,607	500,034	354,362

Income before income taxes	15,372	70,042	179,169	197,847
Income tax expense (benefit)	(6,948)	40,358	66,809	88,752

Net income	22,320	29,684	112,360	109,095
Less: Income attributable to the noncontrolling interest in a partnership	1,925	689	4,993	2,414
Net income attributable to common shareholders of Frontier	$20,395	$28,995	$107,367	$106,681

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.02	$0.03	$0.11	$0.18

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, THE THREE MONTHS ENDED DECEMBER 31, 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2010	349,456	$87,364	$956,401	$2,756	$(245,519)	(37,128)	$(473,391)	$11,459	$339,070
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(31,927)	-	-	3,025	40,212	-	8,285
Dividends on common stock	-	-	(264,720)	(78,322)	-	-	-	-	(343,042)
Net income	-	-	-	106,681	-	-	-	2,414	109,095
Other comprehensive income, net
of tax	-	-	-	-	4,172	-	-	-	4,172
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance September 30, 2010	1,027,986	256,997	5,708,020	31,115	(241,347)	(34,103)	(433,179)	12,373	5,333,979
Stock plans	-	-	3,798	-	-	(28)	(107)	-	3,691
Dividends on common stock	-	-	(186,347)	-	-	-	-	-	(186,347)
Net income	-	-	-	45,992	-	-	-	630	46,622
Other comprehensive income, net
of tax	-	-	-	-	11,798	-	-	-	11,798
Balance December 31, 2010	1,027,986	256,997	5,525,471	77,107	(229,549)	(34,131)	(433,286)	13,003	5,209,743
Stock plans	-	-	(9,325)	-	-	1,282	18,289	-	8,964
Dividends on common stock	-	-	(559,803)	-	-	-	-	-	(559,803)
Net income	-	-	-	107,367	-	-	-	4,993	112,360
Other comprehensive income, net
of tax	-	-	-	-	8,324	-	-	-	8,324
Distributions	-	-	-	-	-	-	-	(3,000)	(3,000)
Balance September 30, 2011	1,027,986	$256,997	$4,956,343	$184,474	$(221,225)	(32,849)	$(414,997)	$14,996	$4,776,588

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
($ in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net income	$ 22,320	$29,684	$ 112,360	$ 109,095
Other comprehensive income (loss), net
of tax	3,334	(3,782)	8,324	4,172
Comprehensive income	25,654	25,902	120,684	113,267

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(1,925)	(689)	(4,993)	(2,414)

Comprehensive income attributable to
the common shareholders of Frontier	$ 23,729	$25,213	$ 115,691	$ 110,853

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
($ in thousands)
(Unaudited)
	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$112,360	$109,095
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	1,062,150	540,917
Stock based compensation expense	10,729	9,930
Pension/OPEB costs	22,515	24,224
Other non-cash adjustments	(3,320)	5,866
Deferred income taxes	20,219	10,092
Change in accounts receivable	16,162	(13,356)
Change in accounts payable and other liabilities	(36,458)	166,398
Change in prepaid expenses, income taxes and other current assets	68,297	33,004
Net cash provided by operating activities	1,272,654	886,170

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(636,569)	(252,360)
Capital expenditures - Integration activities	(62,641)	(77,936)
Cash paid for the Acquired Business (net of cash acquired)	-	(82,560)
Cash transferred to escrow	-	(115,000)
Other assets purchased and distributions received, net	22,236	(1,728)
Net cash used by investing activities	(676,974)	(529,584)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(78,990)	(6,286)
Dividends paid	(559,803)	(343,042)
Financing costs paid	-	(12,431)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(2,333)	(2,455)
Net cash used by financing activities	(641,126)	(364,214)

Decrease in cash and cash equivalents	(45,446)	(7,628)
Cash and cash equivalents at January 1,	251,263	358,693

Cash and cash equivalents at September 30,	$205,817	$351,065

Supplemental cash flow information:
Cash paid during the period for:
Interest	$447,645	$299,158
Income taxes (refunds)	$(16,247)	$4,042

Non-cash investing and financing activities:
Financing obligation for contribution of real property
to pension plan	$58,100	$-
Reduction of pension obligation	$(58,100)	$-
Shares issued for acquisitions	$-	$5,217,899
Assumed debt	$-	$3,456,782
Other acquired liabilities	$-	$1,058,956
The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. On July 1, 2010, Frontier completed the Transaction for the acquisition of the Acquired Business, as described further in Note 3 – The Transaction.  Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.  For our interim financial statements as of and for the periods ended September 30, 2011, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) which we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $24.5 million and $26.9 million, and $78.7 million and $48.7 million, for the three and nine months ended September 30, 2011 and 2010, respectively.

(c)	Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Effective with the third quarter of 2011, the Company reorganized into six operating segments in order to leverage the full benefits of its local engagement model. The six operating segments consist of the following regions: National, Northeast, Southeast, Central, Midwest and West.  Our operating segments are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the third quarter of 2011, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

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

Testing Goodwill for Impairment
On September 15, 2011, the FASB ratified ASU No. 2011-08 (ASU 2011-08). “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.   The Company plans to perform its annual impairment test during the fourth quarter ending December 31, 2011. While ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted. The Company is currently evaluating the impact of ASU 2011-08 on its future goodwill impairment tests and early adoption is under consideration.

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

We are accounting for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $67.4 million and $100.9 million of integration related costs in connection with the Transaction during the three and nine months ended September 30, 2011, respectively, and $78.5 million and $125.9 million of acquisition and integration related costs during the three and nine months ended September 30, 2010, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Transaction.  Our assessment of fair value was final as of June 30, 2011, and was adjusted during the first half of 2011 for information that was previously not available to us, primarily related to: deferred income tax assets and liabilities and other accrued liabilities.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

For the nine months ended September 30, 2010
($ in millions, except per share amounts)

Revenue	$4,293
Operating income	941
Net income attributable to common shareholders of Frontier	273

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.28

(4)    Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	September 30, 2011	December 31, 2010

End user	$559,411	$627,573
Other	28,747	14,306
Less: Allowance for doubtful accounts	(60,763)	(73,571)
Accounts receivable, net	$527,395	$568,308

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $19.3 million and $20.3 million for the three months ended September 30, 2011 and 2010, respectively, and $65.7 million and $31.6 million for the nine months ended September 30, 2011 and 2010, respectively.

(5)Property, Plant and Equipment:
  Property, plant and equipment is as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Property, plant and equipment	$13,364,227	$12,795,280
Less: Accumulated depreciation	(5,733,712)	(5,204,666)
Property, plant and equipment, net	$7,630,515	$7,590,614

Depreciation expense is principally based on the composite group method.  Depreciation expense was $226.7 million and $211.2 million for the three months ended September 30, 2011 and 2010, respectively, and $671.2 million and $384.1 million for the nine months ended September 30, 2011 and 2010, respectively.  As a result of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we adopted new lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives of plant assets for our Acquired Business.  These new lives were adopted effective July 1, 2010.

(6)    Goodwill and Other Intangibles:
The components of goodwill and other intangibles are as follows:

($ in thousands)	September 30, 2011	December 31, 2010

Goodwill:	$6,416,473	$6,292,194

Other Intangibles:
Customer base	$2,697,509	$2,702,409
Software licenses	104,923	105,019
Trade name and license	135,285	135,285
Other intangibles	2,937,717	2,942,713
Less: Accumulated amortization	(842,497)	(451,518)
Total other intangibles, net	$2,095,220	$2,491,195

Amortization expense was $125.2 million and $128.7 million for the three months ended September 30, 2011 and 2010, respectively, and $391.0 million and $156.8 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense for the three and nine months ended September 30, 2011 included $111.1 million and $348.8 million for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for the three and nine months ended September 30, 2011 and 2010, respectively, included $14.1 million and $42.2 million in each period for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.  Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $515 million in 2011 and approximately $425 million in 2012.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at September 30, 2011 and December 31, 2010.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based on quoted market prices at the reporting date for those financial instruments.

($ in thousands)	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 8,151,081	$ 8,023,443	$ 7,983,614	$ 8,376,515

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)Long-Term Debt:
  The activity in our long-term debt from December 31, 2010 to September 30, 2011 is summarized as follows:

		Nine months ended
		September 30, 2011			Interest
					Rate* at
	December 31,		New	September 30,	September 30,
($ in thousands)	2010	Payments	Borrowings	2011	2011

Rural Utilities Service
Loan Contracts	$11,214	$(763)	$-	$10,451	6.15%

Senior Unsecured Debt	8,302,151	(78,227)	-	8,223,924	8.00%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$8,326,915	$(78,990)	$-	$8,247,925	8.00%

Less: Debt Discount	(63,299)			(53,081)
Less: Current Portion	(280,002)			(43,763)

	$7,983,614			$8,151,081

* Interest rate includes amortization of debt issuance costs, debt premiums or discounts, and deferred gain on interest rate swap terminations.  The interest rates at September 30, 2011 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

	September 30, 2011		December 31, 2010
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$-	-	$76,089	9.250%
Due 10/24/2011 *	200,000	6.270%	200,000	6.270%
Due 12/31/2012 *	142,875	1.625% (Variable)	144,000	1.688% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013 *	130,275	2.000% (Variable)	131,288	2.063% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	500,000	7.875%
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,729,057		7,807,284

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%
Total	$8,223,924	8.00%	$8,302,151	8.04%

* These debt facilities were repaid in October 2011 as part of a fourth quarter debt refinancing, as discussed below.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a $750.0 million revolving credit facility (the Credit Facility).  As of September 30, 2011, we had not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of September 30, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

We also have a $100.0 million unsecured letter of credit facility.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

As of September 30, 2011, we were in compliance with all of our debt and credit facility financial covenants.

On October 14, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016.  Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $14,375,000, commencing on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The initial pricing on this facility is LIBOR plus 2.875%, which will vary depending on the leverage ratio, as described above.  The maximum permitted leverage ratio is 4.5 times.

The entire facility was drawn on the closing date of the Credit Agreement.  Proceeds were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds will be used for general corporate purposes.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, including a restriction on the Company’s ability to declare dividends if an event of default has occurred or will result therefrom, a financial covenant that requires compliance with a leverage ratio, and customary events of default.  Upon proper notice, the Company may, in whole or in part, repay the facility without premium or penalty, but subject to breakage fees on LIBOR loans, if applicable.  Amounts pre-paid may not be re-borrowed.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our principal payments for the next five years reflect the Credit Agreement entered into on October 14, 2011 and the related debt repayments referred to above, and are as follows as of September 30, 2011:

($ in thousands)
Principal
Payments

2011 (remaining three months)	$253
2012	$94,016
2013	$638,767
2014	$658,017
2015	$858,049
2016	$345,466

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Reversal of tax credits	-	-	5.9	-
State income tax provisions, net of federal income
tax benefit	9.6	7.1	3.8	3.3
Non-deductuctible Transaction costs	-	17.4	-	6.1
Tax reserve adjustment	(91.2)	-	(8.1)	-
All other, net	1.4	(1.9)	0.7	0.5
Effective tax rate	(45.2%)	57.6%	37.3%	44.9%

Income taxes for the third quarter of 2011 and the nine months ended September 30, 2011 include the reversal of uncertain tax positions of $14.0 million.  Income taxes for the nine months ended September 30, 2011 includes the impact of a $10.5 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.

In the third quarter of 2010, Frontier reduced certain deferred tax assets of approximately $12.0 million related to Transaction costs which were not tax deductible.  Prior to the closing of the Transaction, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed.  These costs were incurred to facilitate the Transaction and as such must be capitalized for tax purposes.  Income taxes for the nine months ended September 30, 2010 also includes the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $9.1 million as of September 30, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)Net Income Per Common Share:
    The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the nine months ended
($ and shares in thousands, except per share amounts)	September 30,		September 30,
	2011	2010	2011	2010
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$20,395	$28,995	$107,367	$106,681
Less: Dividends paid on unvested restricted stock awards	(914)	(865)	(2,835)	(2,240)
Total basic and diluted net income attributable to common
shareholders of Frontier	$19,481	$28,130	$104,532	$104,441

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	995,188	993,056	994,642	585,049
Less: Weighted average unvested restricted stock awards	(4,929)	(4,111)	(4,917)	(3,180)
Total weighted average shares outstanding - basic	990,259	988,945	989,725	581,869

Net income per share attributable to common shareholders of Frontier	$0.02	$0.03	$0.11	$0.18

Diluted earnings per common share:
Total weighted average shares outstanding - basic	990,259	988,945	989,725	581,869
Effect of dilutive shares	535	855	1,478	250
Effect of dilutive stock units	490	-	490	-
Total weighted average shares outstanding - diluted	991,284	989,800	991,693	582,119

Net income per share attributable to common shareholders of Frontier	$0.02	$0.03	$0.11	$0.18

Stock Options
For the three and nine months ended September 30, 2011 and 2010, options to purchase 930,000 shares (at exercise prices ranging from $8.19 to $14.15) and 3,429,000 shares (at exercise prices ranging from $8.19 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three and nine months ended September 30, 2011 and 2010, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At September 30, 2011 and 2010, we had 490,018 and 388,722 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three and nine months ended September 30, 2010, because their inclusion would have an antidilutive effect.

(11) Stock Plans:
At September 30, 2011, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan, the EIP) and the Deferred Fee Plan. At September 30, 2011, there were 12,540,761 shares authorized for grant under these plans and 7,090,425 shares available for grant under two of the plans.

The following summary presents information regarding outstanding stock options as of September 30, 2011 and changes during the nine months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2011	1,507,000	$10.50	1.7	$603,000
Options granted	-	$-
Options exercised	(10,000)	$8.19		$12,000
Options canceled, forfeited or lapsed	(567,000)	$11.52
Balance at September 30, 2011	930,000	$9.92	1.5	$-

Exercisable at September 30, 2011	930,000	$9.92	1.5	$-

There were no options granted or exercised during the first nine months of 2010.  There was no intrinsic value to the stock options outstanding and exercisable at September 30, 2010.

The following summary presents information regarding unvested restricted stock as of September 30, 2011 and changes during the nine months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2011	4,440,000	$8.29	$43,199,000
Restricted stock granted	1,721,000	$9.41	$10,513,000
Restricted stock vested	(1,135,000)	$9.54	$6,933,000
Restricted stock forfeited	(163,000)	$8.03
Balance at September 30, 2011	4,863,000	$8.41	$29,711,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2011 was $29.6 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first nine months of 2010 totaled 3,244,000.  The total fair value of shares granted and vested during the nine months ended September 30, 2010 was approximately $26.5 million and $7.1 million, respectively.  The total fair value of unvested restricted stock at September 30, 2010 was $36.6 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2010 was $7.53.

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

As permitted by U.S. GAAP, we have utilized the aggregation criteria to combine our operating segments because all of our Frontier properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate.  The regulatory structure is generally similar.  Differences in the regulatory regime of a particular state do not materially impact the economic characteristics or operating results of a particular property.  In conjunction with the reorganization of our operating segments effective with the third quarter of 2011, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

(13) Investment Income (Loss):
The components of investment income (loss) are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Interest and dividend income	$87	$289	$2,971	$ 2,822
Investment gain	-	-	1,071	2,905
Equity earnings (losses)	(753)	108	(1,418)	667
Total investment income (loss)	$(666)	$397	$2,624	$ 6,394

(14)  Other Income, Net:
The components of other income, net are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010

Gain on expiration/settlement of customer advances	$1,268	$1,175	$7,605	$ 6,023
Split-dollar life insurance policy settlement	-	75	-	4,454
Litigation settlement proceeds	236	1,035	252	3,135
Other, net	(2)	(78)	(442)	(115)
Total other income, net	$1,502	$2,207	$7,415	$ 13,497

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Retirement Plans:
The following tables provide the components of net periodic benefit cost:
	Pension Benefits		Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$ 9,615	$8,994	$28,844	$ 12,212
Interest cost on projected benefit obligation	21,172	21,601	63,516	46,364
Expected return on plan assets	(25,589)	(23,262)	(76,766)	(46,561)
Amortization of prior service cost /(credit)	(50)	(49)	(150)	(149)
Amortization of unrecognized loss	4,435	7,048	13,306	20,545
Net periodic pension benefit cost	$ 9,583	$14,332	$28,750	$ 32,411

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$ 4,206	$3,842	$12,662	$ 4,041
Interest cost on projected benefit obligation	5,986	6,241	18,642	11,499
Expected return on plan assets	(79)	(113)	(242)	(330)
Amortization of prior service cost/(credit)	(2,552)	(1,932)	(7,651)	(5,790)
Amortization of unrecognized loss	607	528	3,604	3,690
Net periodic postretirement benefit cost	$ 8,168	$8,566	$27,015	$ 13,110

During the first nine months of 2011 and 2010, we capitalized $9.8 million and $5.4 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2011 pension and OPEB expenses will be between $70 million and $80 million before amounts capitalized into the cost of capital expenditures (they were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010).   We made contributions to our pension plan of approximately $76.7 million in 2011, consisting of cash payments of $18.6 million and, as described below, the contribution of real property with a fair value of $58.1 million.  Frontier’s required pension contribution under ERISA was approximately $50 million in 2011.  The excess will be used toward the Company’s 2012 required contributions.

On September 8, 2011, the Company contributed four administrative properties to its qualified defined benefit pension plan.  None of the buildings were under state regulation that required individual PUC approval. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $58.1 million.  The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of approximately $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized.  An obligation of $58.1 million was recorded in our consolidated balance sheet as “Other liabilities” for $57.5 million and as “Other current liabilities” for $0.6 million and will be reduced by a portion of the lease payments made to the pension plan.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during 2010 and $106.9 million was transferred into the Plan in August 2011.  The Plan has a receivable of $59.6 million as of September 30, 2011 that will be settled by the transfer of assets by the end of 2011 or early in 2012.

The Plan’s assets have decreased from $1,290.3 million at December 31, 2010 to $1,228.1 million at September 30, 2011, a decrease of $62.2 million, or 5%.  This decrease is a result of $44.8 million of negative investment returns and ongoing benefit payments of $94.1 million, offset by cash and real property contributions of $76.7 million during the first nine months of 2011.

(16) Commitments and Contingencies:
We anticipate capital expenditures for business operations to be approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).  The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  Subsequent to September 30, 2011, the Company converted the systems in four states of the Acquired Business to our legacy systems.  In addition, the Company converted all of the remaining Acquired Business onto the Company’s legacy financial systems.  For the full year of 2011, the Company currently expects to incur operating expenses for integration costs of approximately $120 million, including $100.9 million incurred during the first nine months of 2011, and capital expenditures related to integration activities of approximately $70 million, including $62.6 million incurred during the first nine months of 2011, related to these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a balance of $62.8 million as of September 30, 2011 and with an associated liability of $30.7 million as of September 30, 2011 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2011, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $161.1 million. As of such date, $26.6 million had been released from escrow.  In addition, as of this date, the letter of credit has been reduced to $100.0 million.   The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

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
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to successfully integrate the operations and systems of the Acquired Business into Frontier’s existing operations and systems;

•	The risk that the growth opportunities and cost synergies from the Transaction may not be fully realized or may take longer to realize than expected;

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

•
Following the latest systems conversions, the remaining nine states of the Acquired Business continue to operate on systems acquired in the Transaction, which could experience unplanned interruptions that may impact our operations;

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

Any of the foregoing events, or other events, could cause financial information to vary from management’s forward-looking statements included in this report.  You should consider these important factors in evaluating any statement in this report on Form 10-Q or otherwise made by us or on our behalf.  The following information is unaudited and should be read in conjunction with the consolidated financial statements and related notes included in this report.  We have no obligation to update or revise these forward-looking statements, and do not undertake to do so.

Overview

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Transaction.

As a result of the Transaction, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities in 27 states, and the nation’s fifth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.4 million access lines, 1.7 million broadband connections and 15,250 employees as of September 30, 2011.

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

We estimate that our annualized cost savings will reach approximately $600 million by midyear 2012 when the Acquired Business’ network and information technology systems and processes will be fully integrated with those of Frontier.  We expect to achieve annualized cost savings of approximately $500 million by the end of 2011.  During 2010, we realized cost savings of approximately $140 million from this target list,  as described above, primarily by the elimination of costs related to the previous owner’s centralized services applicable to the Acquired Business, in addition to a number of other cost reduction initiatives including reduction in employees and contractors and migration of long distance services to a different carrier.  Our third quarter 2011 savings from the targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation or reduction of vendor services, benefit changes and real estate savings) was approximately $18 million and combined with the savings achieved in 2010, and in the first half of 2011 of approximately $30 million, equates to an annualized cost savings run rate of approximately $496 million.  We do not expect to achieve significant cost savings in the fourth quarter of 2011, as we will be focused on system conversions and related integration activities.

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

Regulatory Developments
On October 27, 2011, the Federal Communications Commission (FCC) adopted an Order to reform both Intercarrier Compensation and the Federal Universal Service High-Cost Fund.  Intercarrier Compensation, which is the payment framework that governs how carriers pay to terminate traffic on other carriers’ networks, will transition over a number of years beginning in mid-2012 to a near zero rate.  Carriers will be able to recover a portion of those revenues through end user rates and other replacement support mechanisms.  Additionally, the Order will adopt rules that classify Voice over Internet Protocol (VoIP) traffic as interstate, will require VoIP providers to pay interstate interconnection charges on a transitional basis, and will require all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic”.  The Order will further preempt the states with regard to the regulation of interconnection rates.  The reform of the Universal Service Fund will shift the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The FCC has not yet released the full text of the Order, and it is highly likely that this Order will be challenged by certain parties in court, so Frontier cannot predict the long-term impacts at this time but believes that this Order will provide a stable regulatory framework to facilitate Frontier’s ongoing focus on the deployment of broadband into its rural markets.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(a)  Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents aggregating $205.8 million (excluding restricted cash of $161.1 million, representing funds set aside for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the nine months ended September 30, 2011, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs.  Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of debt.  As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million to provide sufficient flexibility to meet our liquidity needs.  As of September 30, 2011, we had not made any borrowings utilizing this facility.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Transaction, although our overall debt increased.  At September 30, 2011, the ratio of our net debt to adjusted operating cash flow (“leverage ratio”) was 3.17 times.

At September 30, 2011, we had a working capital deficiency of $198.4 million. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders in accordance with our dividend policy, pay our acquisition and integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2011.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, given the current economic environment, this could change in the future.   As of September 30, 2011, we had approximately $0.3 million of debt maturing during the last three months of 2011 and approximately $94.0 million and $638.8 million of debt maturing in 2012 and 2013, respectively.  See Note 8 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of our fourth quarter 2011 refinancing which has substantially satisfied all 2011 and 2012 maturities.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a balance of $62.8 million as of September 30, 2011 and with an associated liability of $30.7 million as of September 30, 2011) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2011, $26.6 million had been released from escrow.  In addition, as of this date, the letter of credit has been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities improved $386.5 million, or 44%, for the nine months ended September 30, 2011 as compared with the prior year period.  The improvement was primarily the result of incremental cash flow from the Acquired Business.

We expect that we will have no cash tax payments, net of refunds, for the full year of 2011.  Our 2011 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  We received refunds (net of cash taxes paid) of $16.2 million during the first nine months of 2011.

In the third quarter of 2011, the Company contributed four administrative properties appraised at $58.1 million to its qualified defined benefit pension plan.  The Company is leasing back the properties from its pension plan for 15 years at a combined aggregate annual rent of approximately $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.   As a result of the Transaction, the Company incurred $100.9 million of costs related to integration activities during the first nine months of 2011, as compared to $125.9 million of acquisition and integration costs during the first nine months of 2010.

Cash Flows used by Investing Activities

Capital Expenditures
For the nine months ended September 30, 2011 and 2010, our capital expenditures were $699.2 million (including $62.6 million of integration–related capital expenditures) and $330.3 million (including $77.9 million of integration-related capital expenditures), respectively.  Capital expenditures in 2011 and 2010 included $502.9 million and $104.4 million, respectively, associated with the Acquired Business.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to be approximately $750 million to $780 million for 2011 related to our Frontier legacy properties and the Acquired Business.

In connection with the Transaction, the Company continues to undertake a variety of activities to plan and implement systems conversions and other initiatives.  As a result of the Transaction, the Company incurred $62.6 million and $77.9 million of capital expenditures related to these integration activities during the first nine months of 2011 and 2010, respectively.

Acquisitions
On July 1, 2010, Frontier issued common shares with a value of $5.2 billion and made payments of $105.0 million in cash as consideration for the Acquired Business.  In addition, as part of the Transaction, Frontier assumed approximately $3.5 billion in debt.

Cash Flows used by Financing Activities

Debt Reduction
During the first nine months of 2011 and 2010, we retired an aggregate principal amount of $79.0 million and $6.3 million, respectively, of debt consisting of $78.2 million and $2.1 million, respectively, of senior unsecured debt and $0.8 million and $4.2 million, respectively, of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Credit Facility
We have a $750.0 million revolving credit facility (the Credit Facility).  As of September 30, 2011, we had not made any borrowings utilizing this facility.  The terms of the Credit Facility are set forth in the Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Credit Agreement). Associated facility fees under the Credit Facility will vary from time to time depending on the Company’s credit rating (as defined in the Credit Agreement) and were 0.625% per annum as of September 30, 2011. The Credit Facility is scheduled to terminate on January 1, 2014. During the term of the Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Credit Facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Credit Agreement), at the Company’s election, plus a margin specified in the Credit Agreement based on the Company’s credit rating. Letters of credit issued under the Credit Facility will also be subject to fees that vary depending on the Company’s credit rating. The Credit Facility will be available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $100.0 million unsecured letter of credit facility. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.   The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

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

The Credit Facility and our $575.0 million senior unsecured term loan entered into on October 14, 2011 (see Note 8 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report), each contain a maximum leverage ratio covenant.  Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.

The Credit Facility, the Letter of Credit Facility and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of September 30, 2011, we were in compliance with all of our debt and credit facility covenants.

Dividends
We intend to pay regular quarterly dividends.  Our Board of Directors has set the annual cash dividend rate at $0.75 per share, subject to applicable law and within the discretion of our Board of Directors.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations.  The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant.

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

New Accounting Pronouncements
There were no new accounting standards that were adopted by the Company during the first nine months of 2011.

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

Testing Goodwill for Impairment
On September 15, 2011, the FASB ratified ASU No. 2011-08 (ASU 2011-08), “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.   The Company plans to perform its annual impairment test during the fourth quarter ending December 31, 2011. While ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted. The Company is currently evaluating the impact of ASU 2011-08 on its future goodwill impairment tests and early adoption is under consideration.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and nine months ended September 30, 2011 and 2010, which includes the results of operations of the Acquired Business for the three months ended September 30, 2011 and 2010, and the nine months ended September 30, 2011.  The variance explanations discussed below for the nine months ended September 30, 2011 and 2010 include a separate amount for the additional six months of revenue and operating expenses related to the operating results of the Acquired Business in 2011.  Certain analyses of revenue and operating expenses may refer to the results of the Frontier legacy operations, which excludes the Acquired Business.

REVENUE

Revenue is generated primarily through the provision of local, network access, long distance, data, video and internet services.  Such revenues are generated through either a monthly recurring fee or a fee based on usage at a tariffed rate and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Revenue for the three months ended September 30, 2011 decreased $112.0 million, or 8%, to $1,290.9 million as compared with the three months ended September 30, 2010.  Revenue for the nine months ended September 30, 2011 increased $1,520.9 million, or 62%, to $3,959.9 million as compared with the nine months ended September 30, 2010.  Excluding additional revenue of $1,667.1 million attributable to the Acquired Business for the six months ended June 30, 2011, our revenue for the nine months ended September 30, 2011 decreased $146.2 million, or 6%, as compared to the nine months ended September 30, 2010. This decline during the first nine months of 2011 is a result of decreases in the number of residential and business customers, switched access, video and directory revenue, partially offset by a $20.6 million, or 3%, increase in data and internet services revenue, each as described in more detail below.

Revenues from data and internet services such as HSI for the third quarter of 2011 as compared to the third quarter of 2010 grew and increased as a percentage of total revenues and revenues from voice services like local and long distance services and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.

Switched access and subsidy revenue of $148.0 million represented 11% of our revenues for the third quarter ended September 30, 2011.  Switched access revenue was $74.5 million for the third quarter ended September 30, 2011, or 6% of our revenues, down from $89.1 million, or 6% of our revenues, for the third quarter ended September 30, 2010.   We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2011.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  We lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI service.  Our Frontier legacy operations lost approximately 86,500 access lines (net) during the nine months ended September 30, 2011, or 6% on an annual basis, comparable to the 94,300 access lines (net) lost during the nine months ended September 30, 2010, or 6% on an annual basis.  The Acquired Business lost approximately 285,300 access lines (net) during the nine months ended September 30, 2011, or 10% on an annual basis.  Economic conditions and/or increasing competition could make it more difficult to sell our bundles, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

During the nine months ended September 30, 2011, the Company added approximately 35,900 HSI subscribers (net).  During the first quarter of 2011, the Company announced a price increase implemented in April 2011 for FiOS video customers in the state of Indiana who are on month-to-month plans.  While the Company implemented a number of retention promotions, losses of FiOS video customers occurred during each of the first three quarters of 2011, as did the loss of FiOS data customers, although the absolute number of losses declined in the third quarter.  During the first nine months of 2011, we lost approximately 12,800 FiOS data customers and added approximately 48,700 other HSI subscribers.  In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase HSI subscribers during the remainder of 2011.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that  presents customer counts, average monthly revenue, products per customer, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 10% decline in residential customers and the 8% decline in total access lines, customer revenue (all revenue except switched access and subsidy revenue) declined in the third quarter of 2011 by 7 percent as compared to the prior year period.   The decline in customers and access lines was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the remainder of 2011.

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase
	September 30, 2011	September 30, 2010	(Decrease)
Access lines:
Residential	3,344,758	3,735,160	(10%)
Business	2,029,101	2,135,752	(5%)
Total access lines	5,373,859	5,870,912	(8%)

HSI subscribers	1,754,842	1,711,911	3%
Video subscribers	556,552	515,641	8%

	For the three months ended September 30,				For the nine months ended September 30,
			$ Increase	% Increase			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)	2011	2010	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$555,612	$630,294	$(74,682)	(12%)	$1,711,845	$1,071,624	$640,221	60%
Business	587,294	604,384	(17,090)	(3%)	1,775,947	1,029,969	745,978	72%
Customer revenue	1,142,906	1,234,678	(91,772)	(7%)	3,487,792	2,101,593	1,386,199	66%

Switched access and subsidy	148,033	168,290	(20,257)	(12%)	472,099	337,361	134,738	40%
Total revenue	$1,290,939	$1,402,968	$(112,029)	(8%)	$3,959,891	$2,438,954	$1,520,937	62%

Switched access minutes of use
(in millions)	4,626	5,346		(13%)	14,412	9,444		53%
Average monthly total revenue per
access line
- Frontier Legacy	$85.22	$83.89		2%	$85.21	$83.18		2%
- Total Company	$79.22	$78.73		1%
Average monthly customer revenue
per access line
- Frontier Legacy	$72.61	$70.60		3%	$72.24	$69.74		4%
- Total Company	$70.14	$69.29		1%

	As of or for the three months ended September 30,			% Increase	As of or for the nine months ended September 30,			% Increase
	2011	2010		(Decrease)	2011	2010		(Decrease)
Residential customer metrics:
Customers	3,174,915	3,538,095		(10%)	3,174,915	3,538,095		(10%)
Revenue (in 000's)	$555,612	$630,294		(12%)	$1,711,845	$1,071,624		60%
Products per residential customer (1)
- Frontier Legacy	2.70	2.58		5%	2.70	2.58		5%
- Total Company	2.44	2.26		8%	2.44	2.26		8%
Average monthly residential
revenue per customer
- Frontier Legacy	$61.02	$61.03		0%	$61.11	$60.17		2%
- Total Company	$57.63	$58.43		(1%)
Percent of customers on price
protection plans
- Frontier Legacy	62.0%	57.6%		8%	62.0%	57.6%		8%
Customer monthly churn
- Frontier Legacy	1.42%	1.39%		2%	1.37%	1.38%		(1%)
- Total Company	1.72%	1.88%		(9%)

Business customer metrics:
Customers	319,379	354,233		(10%)	319,379	354,233		(10%)
Revenue (in 000's)	$587,294	$604,384		(3%)	1,775,947	$1,029,969		72%
Average monthly business
revenue per customer
- Frontier Legacy	$543.85	$513.41		6%	$537.85	$511.04		5%
- Total Company	$605.95	$565.06		7%

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.

REVENUE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Local and long distance services	$605,593	$ 688,421	$ (82,828)	(12%)
Data and internet services	457,934	453,072	4,862	1%
Other	79,379	93,185	(13,806)	(15%)
Customer revenue	1,142,906	1,234,678	(91,772)	(7%)
Switched access and subsidy	148,033	168,290	(20,257)	(12%)
Total revenue	$1,290,939	$ 1,402,968	$ (112,029)	(8%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Local and long distance services	$1,858,451	$ 1,135,283	$ 723,168	64%
Data and internet services	1,378,060	782,789	595,271	76%
Other	251,281	183,521	67,760	37%
Customer revenue	3,487,792	2,101,593	1,386,199	66%
Switched access and subsidy	472,099	337,361	134,738	40%
Total revenue	$3,959,891	$ 2,438,954	$ 1,520,937	62%

Local and Long Distance Services
Local and long distance services revenue for the three months ended September 30, 2011 decreased $82.8 million, or 12%, to $605.6 million, as compared with the three months ended September 30, 2010 primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Local and long distance services revenue for the nine months ended September 30, 2011 increased $723.2 million, or 64%, to $1,858.5 million, as compared with the nine months ended September 30, 2010.  Local and long distance services revenue for the nine months ended September 30, 2011 increased $836.1 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional six months of revenue related to the Acquired Business, local and long distance services revenue decreased $112.9 million, or 10%, as compared with the nine months ended September 30, 2010, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Data and Internet Services
Data and internet services revenue for the three months ended September 30, 2011 increased $4.9 million, to $457.9 million, as compared with the three months ended September 30, 2010,  primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue decreased $9.9 million to $210.9 million, for the three months ended September 30, 2011, as compared with the same period of 2010, primarily due to higher promotional discounts and customer credits.  As of September 30, 2011, the number of the Company’s HSI subscribers increased by approximately 42,900, or 3%, since September 30, 2010.  Data and internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue increased $14.8 million to $247.0 million, in the three months ended September 30, 2011, as compared with the comparable period of 2010, primarily due to growth in the number of those circuits, partially offset by competitive pricing.

Data and internet services revenue for the nine months ended September 30, 2011 increased $595.3 million, or 76%, to $1,378.1 million, as compared with the nine months ended September 30, 2010.  Data and internet services revenue for the nine months ended September 30, 2011 increased $574.6 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business.  Excluding the additional six months of revenue related to the Acquired Business, data and internet services revenue increased $20.6 million, or 3%, as compared with the nine months ended September 30, 2010, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue, excluding the additional six months of revenue related to the Acquired Business, decreased $6.5 million to $398.2 million, for the nine months ended September 30, 2011, as compared with the same period of 2010, primarily due to higher promotional discounts and customer credits.  Nonswitched access revenue, excluding the additional six months of revenue related to the Acquired Business, increased $27.1 million to $405.3 million, in the nine months ended September 30, 2011, as compared with the comparable period of 2010, primarily due to growth in the number of those circuits.

Other
Other revenue for the three months ended September 30, 2011 decreased $13.8 million, or 15%, to $79.4 million, as compared with the three months ended September 30, 2010.  Directory services revenue for the three months ended September 30, 2011 of $22.7 million, decreased $4.6 million, or 17%, as compared with the three months ended September 30, 2010, primarily due to a decline in yellow pages advertising.   All other revenue for the three months ended September 30, 2011 of $56.7 million, decreased $9.2 million, or 14%, primarily due to the reduction in customers for FiOS video service combined with lower DISH and DirecTV activations and related incentive payments.

Other revenue for the nine months ended September 30, 2011 increased $67.8 million, or 37%, to $251.3 million, as compared with the nine months ended September 30, 2010.  Other revenue for the nine months ended September 30, 2011 increased $87.1 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business.  Excluding the additional six months of revenue related to the Acquired Business, other revenue decreased $19.3 million, or 11%, as compared with the nine months ended September 30, 2010.  Directory services revenue, excluding the additional six months of revenue related to the Acquired Business, for the nine months ended September 30, 2011 of $63.1 million, decreased $13.1 million, or 17%, as compared with the nine months ended September 30, 2010, primarily due to a decline in yellow pages advertising.   All other revenue, excluding the additional six months of revenue related to the Acquired Business, for the nine months ended September 30, 2011 of $101.1 million, decreased $6.2 million, or 6%, primarily due to the reduction in customers for FiOS video service.

Switched Access and Subsidy
Switched access and subsidy revenue for the three months ended September 30, 2011 decreased $20.3 million, or 12%, to $148.0 million, as compared with the three months ended September 30, 2010, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $24.5 million, for the three months ended September 30, 2011 of $73.6 million, decreased $6.3 million, or 8%, as compared with the same period of 2010, primarily due to decreased support for local switching and the Federal Universal Service Fund.

Switched access and subsidy revenue for the nine months ended September 30, 2011 increased $134.7 million, or 40%, to $472.1 million, as compared with the nine months ended September 30, 2010.  Switched access and subsidy revenue for the nine months ended September 30, 2011 increased $169.3 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional six months of revenue related to the Acquired Business, switched access and subsidy revenue decreased $34.6 million, or 10%, as compared with the nine months ended September 30, 2010.

Switched access revenue, excluding the additional six months of revenue related to the Acquired Business, for the nine months ended September 30, 2011 of $172.1 million, or 8% of our revenues, decreased $31.7 million, or 16%, as compared with $203.8 million, or 8% of our revenues in the nine months ended September 30, 2010.  These decreases were primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.   Subsidy revenue, excluding the additional six months of revenue related to the Acquired Business, including surcharges billed to customers of $45.8 million, for the nine months ended September 30, 2011 of $130.7 million, decreased $2.9 million, or 2%, as compared with the same period of 2010, primarily due to decreased support for local switching, the Federal Universal Service Fund and the Federal High Cost Fund.  We expect a decline in switched access and subsidy revenue in the remainder of 2011.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $115.6 million, $31.6 million and $78.7 million, respectively, and $225.9 million in total, or 6% of our revenues, for the nine months ended September 30, 2011.  The federal and state subsidy revenue for the nine months ended September 30, 2011 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $133.6 million, or 5% of our consolidated revenues, for the nine months ended September 30, 2010.

Federal subsidies are driven by many factors, including the National Average Cost per Local Loop (NACPL).  Many factors may lead to further increases in the NACPL, thereby resulting in decreases in our federal subsidy revenue in the future.  The FCC adopted an Order on October 27, 2011 that will change how federal subsidies will be calculated and disbursed, with this change being phased in by mid-year 2013.  These changes will target the federal Universal Service High-Cost Fund by redirecting support to broadband deployment in rural, high-cost areas.  In addition, the FCC will increase available high cost support for 2012 and 2013.  Frontier will benefit from this increased support, although the extent of the increased support and its associated commitments for use of that support will not be known until the FCC releases the full text of its Order.  Some states where Frontier operates continue to evaluate the manner in which they will determine subsidy eligibility.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Network access	$ 119,941	$ 136,373	$ (16,432)	(12%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Network access	$ 397,854	$ 243,055	$ 154,799	64%

Network access expenses for the three months ended September 30, 2011 decreased $16.4 million, or 12%, to $119.9 million, as compared with the three months ended September 30, 2010, primarily due to reduced data network and backbone costs in 2011.

Network access expenses for the nine months ended September 30, 2011 increased $154.8 million, or 64%, to $397.9 million, as compared with the nine months ended September 30, 2010.  Network access expenses include promotional gift costs of $12.8 million in the nine months ended September 30, 2011 for various promotions, as compared to $0.4 million for the same period of 2010.   Network access expenses for the nine months ended September 30, 2011 increased $171.3 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Network access expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $16.5 million, or 7%, to $226.6 million, as compared with the nine months ended September 30, 2010, primarily due to reduced data network and backbone costs, and decreased long distance carriage costs in 2011.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Wage and benefit expenses	$ 289,014	$ 307,212	$ (18,198)	(6%)
All other operating expenses	282,374	306,911	(24,537)	(8%)
	$ 571,388	$ 614,123	$ (42,735)	(7%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Wage and benefit expenses	$ 858,727	$ 507,345	$ 351,382	69%
All other operating expenses	871,097	489,452	381,645	78%
	$ 1,729,824	$ 996,797	$ 733,027	74%

Wage and benefit expenses
Wage and benefit expenses for the three months ended September 30, 2011 decreased $18.2 million, or 6%, to $289.0 million (including $3.6 million of severance and early retirement costs in 2011 related to 50 employees), as compared to the three months ended September 30, 2010, primarily due to lower costs for compensation and certain other benefits, including pension costs, as discussed below, and partially offset by higher overtime costs in the third quarter of 2011 to repair the network for seasonally higher storm damage costs than in the prior period.  Overtime costs incurred in the third quarter of 2011 were $8.5 million greater than the second quarter of 2011 and $6.2 million greater than the third quarter of 2010.

Wage and benefit expenses for the nine months ended September 30, 2011 increased $351.4 million, or 69%, to $858.7 million (including $14.6 million of severance and early retirement costs in 2011 related to 290 employees), as compared to the nine months ended September 30, 2010. Wage and benefit expenses for the nine months ended September 30, 2011 increased $364.2 million, as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Wage and benefit expenses, excluding the additional six months of expense related to the Acquired Business, decreased $12.8 million, or 3%, to $494.5 million, as compared with the nine months ended September 30, 2010, primarily due to lower costs for compensation and certain other benefits, including pension costs, as discussed below.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended September 30, 2011 and 2010 were approximately $7.9 million and $12.3 million, respectively.  Pension costs include pension expense of $9.6 million and $14.3 million, less amounts capitalized into the cost of capital expenditures of $1.7 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively.

Pension costs for the nine months ended September 30, 2011 and 2010 were approximately $23.3 million and $27.0 million, respectively. Pension costs include pension expense of $28.8 million and $32.4 million, less amounts capitalized into the cost of capital expenditures of $5.5 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.

In the third quarter of 2011, the Company contributed four administrative properties appraised at $58.1 million to its qualified defined benefit pension plan.  The Company is leasing back the properties from its pension plan for 15 years at a combined aggregate annual rent of approximately $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million and $106.9 million were transferred into the Plan during 2010 and 2011, respectively.  The Plan has a receivable of $59.6 million as of September 30, 2011 that will be settled by the transfer of assets by the end of 2011 or early in 2012.

The Company’s pension plan assets have decreased from $1,290.3 million at December 31, 2010 to $1,228.1 million at September 30, 2011, a decrease of $62.2 million, or 5%.  This decrease is a result of $44.8 million of negative investment returns and ongoing benefit payments of $94.1 million, offset by cash and real property contributions of $76.7 million during the first nine months of 2011.

Based on current assumptions and plan asset values, we estimate that our 2011 pension and other postretirement benefit expenses (which were $68.4 million in 2010 before amounts capitalized into the cost of capital expenditures, including the plan expenses of the Acquired Business for the second half of 2010) will be approximately $70 million to $80 million for Frontier, including the plan expenses of the Acquired Business for 2011 and before amounts capitalized into the cost of capital expenditures.  We made contributions to our pension plan of approximately $76.7 million in 2011, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.

All other operating expenses
All other operating expenses for the three months ended September 30, 2011 decreased $24.5 million, or 8%, to $282.4 million, as compared with the three months ended September 30, 2010, primarily due to lower outside service fees, other taxes and marketing costs, and partially offset by higher outside service costs due to seasonally higher storm damage costs than in the prior period.

All other operating expenses for the nine months ended September 30, 2011 increased $381.6 million, or 78%, to $871.1 million, as compared with the nine months ended September 30, 2010. All other operating expenses for the nine months ended September 30, 2011 increased $439.5 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  All other operating expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $57.9 million, or 12%, to $431.6 million, as compared with the nine months ended September 30, 2010, primarily due to $36.5 million in corporate costs allocated to the Acquired Business during the first six months of 2011, combined with lower outside service fees, other taxes and marketing costs.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Depreciation expense	$ 226,702	$ 211,148	$ 15,554	7%
Amortization expense	125,205	128,746	(3,541)	(3%)
	$ 351,907	$ 339,894	$ 12,013	4%

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Depreciation expense	$ 671,171	$ 384,066	$ 287,105	75%
Amortization expense	390,979	156,851	234,128	149%
	$ 1,062,150	$ 540,917	$ 521,233	96%

Depreciation and amortization expense for the three months ended September 30, 2011 increased $12.0 million, or 4%, to $351.9 million, as compared to the three months ended September 30, 2010, primarily due to changes in the remaining useful lives of certain assets.

Depreciation and amortization expense for the nine months ended September 30, 2011 increased $521.2 million, or 96%, to $1,062.2 million, as compared to the nine months ended September 30, 2010.  Depreciation and amortization expense for the nine months ended September 30, 2011 increased $510.9 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Depreciation expense, excluding the additional six months of expense related to the Acquired Business, increased $13.8 million, or 4%, to $397.9 million, as compared with the nine months ended September 30, 2010, primarily due to changes in the remaining useful lives of certain assets.  We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  We revised our useful lives for Frontier legacy plant assets based on the study effective October 1, 2010 and the plant assets of the Acquired Business based on the study effective July 1, 2010.  Our “composite depreciation rate” for plant assets is 7.6% as a result of the study.  The next study will be completed in the fourth quarter of 2011 and we will adopt new lives for certain plant assets as of January 1, 2012.  We anticipate depreciation expense of approximately $890 million to $910 million for 2011.

Amortization expense for the three and nine months ended September 30, 2011 included $111.1 million and $348.8 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $515 million for 2011.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Acquisition and integration costs	$ 67,412	$ 78,533	$ (11,121)	(14%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Acquisition and integration costs	$ 100,899	$ 125,867	$ (24,968)	(20%)

Acquisition and integration costs include expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets, to complete the conversions of all the remaining systems into one platform and to achieve its cost synergies (Phase 2).  Subsequent to September 30, 2011, the Company converted the systems in four states of the Acquired Business to our legacy systems.  In addition, the Company converted all of the remaining Acquired Business onto the Company’s legacy financial systems. The Company incurred $100.9 million and $125.9 million of operating expenses and $62.6 million and $77.9 million in capital expenditures related to acquisition and integration activities during the first nine months of 2011 and 2010, respectively.  The Company currently expects to incur operating expenses and capital expenditures for the full year of 2011 related to these Phase 2 initiatives of approximately $120 million and $70 million, respectively, including the amounts incurred during the first nine months of 2011.

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Investment income (loss)	$(666)	$397	$(1,063)	(268%)
Other income, net	$1,502	$2,207	$(705)	(32%)
Interest expense	$165,755	$166,607	$(852)	(1%)
Income tax expense (benefit)	$(6,948)	$40,358	$(47,306)	(117%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)

Investment income	$2,624	$6,394	$(3,770)	(59%)
Other income, net	$7,415	$13,497	$(6,082)	(45%)
Interest expense	$500,034	$354,362	$145,672	41%
Income tax expense	$66,809	$88,752	$(21,943)	(25%)

Investment Income(Loss)
Investment income (loss) for the three and nine months ended September 30, 2011 decreased $1.1 million to $(0.7) million, and $3.8 million to $2.6 million, respectively, as compared with the three and nine months ended September 30, 2010, primarily due to a decrease of $0.9  million and $2.1 million, respectively, in equity earnings, and a decrease in investment gains of $1.8 million during the nine months of 2011, partially offset by a slight increase in income from short-term investments of cash (including restricted cash).

Our average cash balances were $262.3 million and $318.0 million for the nine months ended September 30, 2011 and 2010, respectively.  Our average restricted cash balance was $177.0 million for the nine months ended September 30, 2011.

Other Income, Net
Other income, net for the three and nine months ended September 30, 2011 decreased $0.7 million to $1.5 million, and $6.1 million to $7.4 million, respectively, as compared with the three and nine months ended September 30, 2010, primarily due to a gain of $4.5 million on a split-dollar life insurance policy settlement recognized in the second quarter of 2010 and a decrease in litigation settlement proceeds of $2.9 million, partially offset by an increase of $1.6 million in settlement of customer advances,  as compared with the prior nine month period.

Interest expense
Interest expense for the three and nine months ended September 30, 2011 decreased $0.9 million, or 1%, to $165.8 million and  increased $145.7 million, or 41%, to $500.0 million, respectively, as compared with the three and nine months ended September 30, 2010, primarily due to higher average debt levels during the nine months of 2011.  Interest expense for the three and nine months ended September 30, 2011 included $71.1 million and $213.3 million, respectively, associated with the assumed debt from the Transaction.  Our average debt outstanding was $8,274.3 million and $6,606.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Our average debt levels have risen due to the $3.5 billion of debt that was assumed by Frontier upon consummation of the Transaction.  Our composite average borrowing rate as of September 30, 2011 and 2010 was 8.00% and 8.04%, respectively.

Income tax expense (benefit)
Income tax expense (benefit) for the three and nine months ended September 30, 2011 decreased $47.3 million, or 117%, to $(6.9) million, and $21.9 million, or 25%, to $66.8 million, respectively, as compared with the three and nine months ended September 30, 2010, primarily due to lower taxable income and the reversal of uncertain tax positions of $14.0 million, partially offset by a $10.5 million charge in the second quarter of 2011 resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.  The effective tax rate for the first nine months of 2011 and 2010 was 37.3% and 44.9%, respectively.

In the third quarter of 2010, Frontier reduced certain deferred tax assets of approximately $12.0 million related to Transaction costs which were not tax deductible.  Prior to the closing of the Transaction, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed.  These costs were incurred to facilitate the Transaction and as such must be capitalized for tax purposes.

The first nine months of 2010 also included the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million.  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $9.1 million as of September 30, 2011.

We received refunds (net of cash taxes paid) of $16.2 million in cash taxes during the nine months ended September 30, 2011, as compared to the payment of $4.0 million in cash taxes during the nine months ended September 30, 2010. We expect that we will have no cash tax payments, net of refunds, for the full year of 2011.  Our 2011 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the third quarter of 2011 was $20.4 million, or $0.02 per share, as compared to $29.0 million, or $0.03 per share, in the third quarter of 2010 and $107.4 million, or $0.11 per share, as compared to $106.7 million, or $0.18 per share, for the nine months ended September 30, 2010. The change in basic and diluted net income per share during the first nine months of 2011 was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of September 30, 2011 was approximately 97% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2011.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $273.2 million of our outstanding borrowings at September 30, 2011 have fixed interest rates.  See Note 8 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of our fourth quarter 2011 refinancing.   In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at September 30, 2011, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At September 30, 2011, the fair value of our long-term debt was estimated to be approximately $8.0 billion, based on our overall weighted average borrowing rate of 8.0% and our overall weighted average maturity of approximately 9 years. As of September 30, 2011, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2010.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2011 is limited to our pension assets.  We have no other security investments of any material amount.

During 2008 and 2009, the diminished availability of credit and liquidity in the United States and throughout the global financial system resulted in substantial volatility in financial markets and the banking system.  These and other economic events have had an adverse impact on investment portfolios.

The Company’s pension plan assets have decreased from $1,290.3 million at December 31, 2010 to $1,228.1 million at September 30, 2011, a decrease of $62.2 million, or 5%.  This decrease is a result of $44.8 million of negative investment returns and ongoing benefit payments of $94.1 million, offset by $76.7 million in contributions of cash and real property, during the first nine months of 2011.  We made contributions to our pension plan of approximately $76.7 million in 2011, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2011, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2011.  As a result of the Transaction, we have been integrating certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as our integration is complete.    In reliance on interpretive guidance issued by the SEC staff, management has chosen to exclude disclosure of changes in internal control over financial reporting related to the Acquired Business, and will include its assessment of internal control over financial reporting for the Acquired Business in our Annual Report on Form 10-K for our fiscal year ending December 31, 2011.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

There have been no other material changes to our risk factors from the information provided in Part II. Item 1A.  “Risk Factors” in each of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2011 to July 31, 2011
Employee Transactions (1)	912	$7.89

August 1, 2011 to August 31, 2011
Employee Transactions (1)	40,900	$7.45

September 1, 2011 to September 30, 2011
Employee Transactions (1)	2,771	$7.15

Totals July 1, 2011 to September 30, 2011
Employee Transactions (1)	44,583	$7.44

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

Date: November 4, 2011