Form 10-K
period 2011-12-31
FRONTIER COMMUNICATIONS CORP
filed 2012-02-23
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 001-11001

FRONTIER COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 High Ridge Park
Stamford, Connecticut	06905
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.25 per share	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   X      No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   X      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X      No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     (Check one):

          Large Accelerated Filer  [X]                 Accelerated Filer  [  ]                       Non-Accelerated Filer  [  ]                   Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011 was approximately $7,996,790,000 based on the closing price of $8.07 per share on such date.

The number of shares outstanding of the registrant's Common Stock as of February 15, 2012 was 995,050,000.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is a communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the U.S.  Frontier and its subsidiaries are referred to as the “Company,” “we,” “us” or “our” throughout this report.  Frontier was incorporated in the state of Delaware in 1935, originally under the name of Citizens Utilities Company, and was known as Citizens Communications Company from 2000 until July 31, 2008.

Our mission is to be the leader in providing communications services to residential and business customers in our markets. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction.  We offer a variety of voice, data, internet, and television services and products, some that are available á la carte, and others that are available as bundled or packaged solutions. We believe that our local management structure, 100% U.S.–based customer service workforce and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

Highlights for 2011

•
The Transaction - Update
On July 1, 2010, Frontier acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (which we refer to as the Acquired Business).  This transaction (the Transaction) was financed with approximately $5.2 billion of common stock (Verizon shareholders received 678.5 million shares of Frontier common stock) plus the assumption of approximately $3.5 billion principal amount of debt.

Frontier acquired approximately 4.0 million access lines in the Transaction.  As a result, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities, operating in 27 states, and the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.3 million access lines, 1.8 million broadband connections and 15,400 employees as of December 31, 2011.

In October 2011, the Company converted all operating systems in four states of the Acquired Business to our legacy systems and converted all of the remaining nine Acquired Business states onto the Company’s legacy financial, human resources and engineering systems.  In March 2012, the Company expects to commence the conversion of the other operating systems in the remaining nine states of the Acquired Business onto the Company’s legacy systems.  The completion of the conversions will significantly enhance the Company’s ability to manage the business and further reduce costs.  The integration of the West Virginia operations of the Acquired Business was successfully completed prior to the closing of the Transaction.

Based on current estimates and assumptions, we expect that our annualized cost savings will reach approximately $650 million by the end of 2012. Our 2011 savings from our targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation or reduction of vendor services, benefit changes and real estate savings) was approximately $156 million, or $248 million on an annualized basis, and combined with the savings achieved in 2010, equates to an annualized cost savings run rate of approximately $552 million as of the end of 2011.

•	Bank Financing

On October 14, 2011, the Company entered into a five-year $575 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility has been drawn and proceeds of $473 million were used to repay in full the remaining outstanding principal on three debt facilities, with the remainder available for general corporate purposes.

•
Dividend Policy
During 2011, we paid cash dividends at an annual rate of $0.75 per share.  Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.  The Board reduced the dividend in order to strengthen our balance sheet and improve operational and financial flexibility.  Future dividend payments will be made at the discretion of our Board of Directors.

•
Customer Revenue
During 2011, our customer revenue from both residential and business customers was $4,623.9 million, including business revenue of $2,353.4 million and residential revenue of $2,270.5 million.  Our average monthly customer revenue per access line improved by $1.07, or 2%, to $70.10 for the full year of 2011 as compared to the second half of 2010.

•
Customer Retention
During 2011, our rate of access line loss improved to 8.3% for the full year of 2011 as compared to 8.8% for the second half of 2010, on an annual basis.  We believe this is primarily attributable to improvements in customer service as well as customer recognition of the value of our products, services and bundled options, fewer residential moves out of territory, fewer moves by businesses to competitors and our ability to compete with cable telephony in a maturing market place.

•
Product Growth
During 2011, we added approximately 45,200 new High-Speed Internet (HSI) subscribers, net. At December 31, 2011, we had approximately 1,764,200 HSI customers. Throughout our properties, we offer a video product through DISH Network (DISH) and, in addition, we offer fiber optic video services in three states.  We added approximately 26,100 video subscribers, net during 2011.  At December 31, 2011, we had approximately 557,500 video customers.

•
Broadband Expansion
During 2011, we expanded our broadband availability to 415,000 new households, bringing our total to 655,000 since the Transaction.  As of December 31, 2011, we had broadband in excess of 1 Mbps available to 83% of the households in our territory, in excess of 3 Mbps available to 76% of the households in our territory, in excess of 6 Mbps available to 56% of the households in our territory, and in excess of 20 Mbps available to 28% of the households in our territory.

Communications Services

As of December 31, 2011, we operated as an incumbent local exchange carrier (ILEC) in 27 states.

Our business is with both residential and business customers and we provide the “last mile” of telecommunications services to customers in these markets.  Our services include:

•	local and long distance voice services;

•	data and Internet services;

•	access services; and

•	video services.

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

Enhanced scale and scope.  Our increased scale and scope following the Transaction allows us to leverage our common support functions and systems (such as corporate administrative functions, information technology and network systems) for both operating expense and capital expenditure synergies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)—Expected Cost Savings Resulting From the Transaction.

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

Strong financial profile.  For the year ended December 31, 2011, we generated revenue of approximately $5.2 billion and net cash from operating activities of approximately $1.6 billion.  We have a well-balanced debt maturity schedule and we have available liquidity of over $1 billion, comprised of cash and available credit on our $750 million Revolving Credit Facility.  On February 16, 2012, the Board of Directors set the annual cash dividend at $0.40 per share.  This represents a $0.35 per share reduction from the most recent dividend of $0.75 per share.  The reduction in dividend will result in an annual cash savings of approximately $348 million.  We believe this change will strengthen our balance sheet by allowing us to reduce our debt, improve our operational and financial flexibility and strengthen the overall financial profile of the Company.

Experienced management team with proven track record of successful business integration.  We are managed by a senior management team with a proven track record of successful business integration.  This is demonstrated by the team’s integration of former GTE Corporation, Global Crossing, Commonwealth and GVN properties, the integration of the West Virginia operations of the Acquired Business prior to the closing of the Transaction, the integration of four additional states of the Acquired Business on October 1, 2011 and the integration of 13 Acquired Business states onto the Company’s legacy financial, human resources and engineering systems on October 1, 2011, along with the team’s consolidation of five billing systems covering 2.1 million access lines into a single system  for Frontier legacy operations over the past eight years.

Company Strategies

The key elements of our strategy are as follows:

Enhance customer loyalty through local engagement.  We will continue our strategy of engaging the markets at the local level to ensure that we have a customer-driven sales and service focus that differentiates us from our competitors.  Our local markets are operated by local managers responsible for the customer experience, as well as the financial results, in those markets.  We invest in infrastructure improvements and enhancements each year, recognizing that the economic livelihood of the communities we serve will affect opportunities to grow the business. We therefore have a vested interest in the economic development of the communities we serve. We are also continuing our community involvement practices to create a competitive advantage through long-term customer loyalty.  We remain committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.

Increase revenue per customer.  We continue to apply the sales and marketing practices that we have historically employed throughout our markets, including the sale of voice, data and video services as bundled packages and the use of promotions and incentives to drive market share.  We believe these marketing strategies yield increased revenue per customer, strengthened customer relationships and improved customer retention.  We tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complimentary products and services.  We are increasing broadband availability to the customer base in the acquired Territories and, through innovative packages and promotions, plan to improve subscription rates for broadband services.  We continue to provide direct broadcast satellite services from DirecTV and DISH, fiber optic video services in certain states and over-the-top internet video on our www.TumTiki.com website that launched in November 2011.  As we strive to provide consumers with a diverse range of communications services, we continuously evaluate the viability of other communications product alliances.  In addition, we have implemented, and will continue to implement, several growth initiatives, including launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireless HSI, satellite video products, Internet advertising and “Frontier Secure” computer  security and technical support. We will continue to focus on growing those products and services and to offer new ones, should we determine that they would be attractive to our customers.

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

As of December 31, 2011, approximately 81% of the households in the acquired Territories had access to our broadband products with at least 1 Mbps.  As of December 31, 2011, approximately 91% of the households in our legacy territories had access to our broadband products with at least 1 Mbps.  In addition, in connection with the approval of the Transaction by the Federal Communications Commission (FCC) and certain state regulatory commissions, we have committed to expand broadband availability in certain areas of the acquired Territories.  See “—Regulatory Environment—Regulation of our business.”

Ensure integration of the Acquired Business.  Effective with the closing of the Transaction, the Acquired Business (other than in West Virginia) operated on a common Verizon replicated information systems platform on an independent basis, and the Acquired Business in West Virginia was integrated on to our existing systems.  The main integration effort required for us to operate the Acquired Business (in West Virginia) immediately following the Transaction was successfully completed prior to the closing of the Transaction, freeing up our resources to implement further strategies to achieve cost savings and drive revenue enhancements, including the information and network integration described below and the expansion of the broadband footprint.

In October 2011, the Company converted all operating systems in four states of the Acquired Business to our legacy systems and converted all of the remaining nine Acquired Business states onto the Company’s legacy financial, human resources and engineering systems.  In March 2012, the Company expects to commence the conversion of the other operating systems in the remaining nine states of the Acquired Business onto the Company’s legacy systems.  The completion of the conversions will significantly enhance the Company’s ability to manage the business and further reduce costs.

Increase operating efficiencies and realize cost savings.  We achieve cost savings by applying our corporate administrative functions and information technology and network systems to cover certain former Acquired Business functions (including certain functions formerly provided by Verizon, or other third-party service providers, to the Acquired Business).  Based on current estimates and assumptions, we expect that our annualized cost savings will reach approximately $650 million by the end of 2012.

Growth through selective acquisitions.  We continue to evaluate and may pursue select strategic acquisitions that would enhance revenues and cash flows, although until July 2012 we are subject to certain restrictions on the acquisition, issuance, repurchase, or change of ownership of our capital stock.  We will continue to adhere to our selective criteria in any acquisition analysis.

Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of our markets.  These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet access, broadband-enabled services and video services. We offer these services both á la carte and, increasingly, as bundled packages which are purposely designed to simplify customer purchasing decisions and to provide the customer with pricing discounts.  We also offer incentives and promotions such as gifts to influence customers to purchase or retain certain services.  We also enhance customer retention by offering one-, two- and three-year price protection plans under which customers commit to a term in exchange for predictable pricing or other incentives and promotions.  We are staffed locally with skilled technicians and supervisory personnel, which enables us to provide efficiently and reliably an array of communications services to meet our customers’ needs.  Our call center operations and field technicians are staffed with 100% U.S.-based personnel.

Generation of Revenue

We generate revenue primarily by providing: (1) basic local and long distance voice wireline services to residential and business customers in our service areas; (2) data and Internet services and wireless data services; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; (4) sales of third party and owned video services; and (5) sales of customer premise equipment.

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

We are continuing our efforts to increase the penetration of our enhanced services which may produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services.  Integrating these services with other services may provide the opportunity to capture an increased percentage of our customers’ communications expenditures.

Data and Internet services. We offer a wide range of wireline data services to our residential, commercial and carrier customers.  Residential services include HSI, dial up Internet, portal and e-mail products, and Frontier Secure services, such as hard drive back-up and computer technical support.  Commercial services include Ethernet, Dedicated Internet,  Multiprotocol Label Switching (MPLS), and TDM data transport services. These services are all supported by a 24x7 help desk and an advanced Network Operations Center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed monthly in advance.

We also offer wireless data services (using unlicensed WiFi spectrum) in select markets utilizing networks that we own or operate.  Long-term contracts are billed in advance on an annual or semi-annual basis.  End-user subscribers are billed in advance on a monthly recurring basis and colleges, universities and businesses are billed on a monthly recurring basis for a fixed number of users.  Hourly, daily and weekly casual end-users are billed by credit card at the time of use.

Access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. On November 18, 2011, the FCC released an Order that, beginning in July 2012, will transition terminating switched access over time to near zero by July 2017. While the FCC has asserted jurisdiction over these terminating access rates, during the transition the charges will continue to be based on tariffs filed with both the FCC and state regulatory agencies.  In addition, subsidies that are received from state and federal authorities based on the higher cost of providing telephone service to certain rural areas are a part of our access services revenue. Beginning in July 2012, the Company will also be eligible to receive federal subsidies for the deployment of broadband in unserved and high cost areas. Monthly recurring access service fees are billed in advance.

Video services.  We offer video services under an agency relationship with DISH in our legacy markets and with DirecTV in the acquired Territories (other than West Virginia and the four states of the Acquired Business that we converted to legacy systems in October 2011, where we sell the DISH product and continue to support existing customers who have the DirecTV product). We receive from the applicable satellite provider and recognize as revenue activation fees, other residual fees and nominal management, billing and collection fees. Additionally, we offer fiber optic video services on a limited basis in the states of Indiana, Oregon and Washington pursuant to franchises, permits and similar authorizations issued by local franchising authorities utilizing fiber optic delivery transport to the home.

Customer Premise Equipment.  We offer our small, medium and enterprise business customers a wide range of third-party telecommunications equipment tailored to their specific business needs.  Equipment sales are most often sold in conjunction with a variety of voice, data and Internet services; however, equipment may also be sold on a stand-alone basis.  We recognize revenue for these equipment sales as specified in the contracts, typically at time of installation and acceptance by our customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following table sets forth the aggregate number of our access lines and HSI subscribers in the states in which we operated as of December 31, 2011.

	Total	Percentage of
	Access lines	total access
	and HSI	lines and HSI
State	subscribers	subscribers

West Virginia………………………………	741,158	10.6%
Indiana……………………………………..	719,095	10.3%
New York…………………………………..	700,704	10.0%
Illinois………………………………………	677,488	9.7%
Ohio………………………………………..	583,106	8.3%
Washington……………………………….	525,070	7.5%
Michigan………………………………….	445,045	6.3%
Pennsylvania…………….…..……………	436,979	6.2%
Oregon…………………….……………….	349,331	5.0%
Wisconsin…………………..…………….	327,366	4.7%
North Carolina…………………………….	263,278	3.8%
Minnesota………………………...……….	258,184	3.7%
California……………………………..……	193,527	2.8%
Arizona……………………………………..	181,397	2.6%
Idaho……………………………………….	131,170	1.9%
South Carolina…………………………….	104,908	1.4%
Other States (1)……………...…….……….	364,664	5.2%
Total …………………………………….	7,002,470	100%

_______________________
Note:  This table includes fiber optic and DSL High-Speed Internet subscribers and excludes approximately 28,600 Multiple Dwelling Units (MDUs).

(1) Includes Tennessee, Nevada, Iowa, Nebraska, Alabama, Utah, Georgia, New Mexico, Montana, Mississippi and Florida.

Change in the number of our access lines is one factor that is important to our revenue and profitability.  We have lost access lines primarily as a result of competition and business downsizing, and because of changing consumer behavior (including wireless substitution and disconnections of second lines upon an HSI addition), economic conditions and changing technology. Our Frontier operations lost approximately 479,000 access lines (net) during the year ended December 31, 2011, but added approximately 45,000 HSI subscribers (net) during this same period.  With respect to the access lines we lost in 2011, 368,000 were residential customer lines and 111,000 were business customer lines.  We expect to continue to lose access lines but anticipate partially offsetting those losses with an increase in HSI subscribers during 2012.  A substantial further loss of access lines, combined with increased competition and the other factors discussed in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, may cause our revenues, profitability and cash flows to decrease during 2012.

Our Company, like others in the industry, utilizes reporting metrics focused on units. Consistent with our strategy to focus on the customer, we also utilize residential and business customer metrics that, when combined with unit counts, provides additional insight into the results of our strategic initiatives described above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the year ended December 31,
	2011	2010 (1)
Residential Customer Metrics:
Customers	3,103,766	3,445,193
Revenue (in 000’s)	$ 2,270,527	$ 1,693,354
Products per residential customer - Frontier Legacy (2)	2.72	2.60
Average monthly residential revenue per Customer - Frontier Legacy (3) - Total Company (3)	$ 60.65 $ 57.34	$ 60.03
Percent of customers on price protection plans - Frontier Legacy	63.1%	58.4%
Customer monthly churn - Frontier Legacy - Total Company	1.33% 1.61%	1.33%

Business Customer Metrics:
Customers	309,900	343,823
Revenue (in 000’s)	$ 2,353,375	$ 1,606,546
Average monthly business revenue per Customer - Frontier Legacy - Total Company	$ 530.17 $ 600.38	$ 502.41

(1)   Revised from the previously disclosed amounts to reflect the reclassification of certain revenues from business to residential.

(2) Products per residential customer: primary residential voice line, HSI and video products have a value of 1.  Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.

(3)  Calculation excludes the Mohave Cellular Limited Partnership.

Network Architecture and Technology

Our local exchange carrier networks consist of central office hosts and remote sites, primarily equipped with digital and Internet Protocol switches.  The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers.  We own fiber optic and copper cable, which have been deployed in our networks and are the primary transport technologies between our host and remote central offices and interconnection points with other incumbent carriers.

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

As of December 31, 2011, approximately 91% of the households in our legacy territories had access to our broadband products with at least 1 Mbps.  As of December 31, 2011, approximately 81% of the households in the acquired Territories had access to broadband products with at least 1 Mbps.

Rapid and significant changes in technology are expected to continue to occur in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes.  We believe that our existing network architecture will enable us to respond to these technological changes efficiently.  In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

Competition

Competition in the communications industry is intense. We experience competition from many communications service providers, including cable operators offering video, data and VoIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers and other wireline carriers.  We believe that as of December 31, 2011, approximately 93% of the households in our territories could receive voice, data and video services from a competitive provider.

Residential and business customer behavior is affected by the ongoing economic uncertainty. Customers have reduced their spending by not purchasing our services or by discontinuing some or all of our services.  These trends may continue and may result in a continued challenging revenue environment.  The weak economic environment may produce increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by residential and business customers.

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

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to providing customer service is demonstrated by our 100% U.S.-based workforce, our expanded customer service hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services to our local access line customers. Our bundled services include HSI, unlimited long distance calling, enhanced telephone features and video offerings.

We are also focused on increasing sales of existing products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising, and the Frontier Secure product suite.  This last category is a suite of products that is aimed at managing the personal computing experience for our customers and is designed to provide value and simplicity to meet customers’ ever-changing needs.  The Frontier Secure products and services suite includes services such as an in-home, full installation of the Company’s HSI product, two hour appointment windows for the installation, hard drive back-up services, 24-7 help desk PC support and inside wire maintenance (when bundled).  In 2011, the Frontier Secure products generated approximately $27.5 million in revenue.  Our www.TumTiki.com  website, that launched in November 2011, provides easy online access to free television programs, video on demand movies and other entertainment. Hard drive back-up services, 24-7 help desk PC support and our www.TumTiki.com website are also available to consumers and small businesses throughout the United States.  Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long term profitability or impact on revenue.

On the commercial side of our business, we are focused on many of the same strategies and enhancements described above as well as providing state-of-the-art transport services to wireless cell towers in our territories and expanding the number of people selling and servicing our medium, enterprise and government customers with sophisticated products and services (e.g., IP PBX,  E911 equipment, Ethernet, SIP trunking).

The goal of offering multiple products and services to our customers pursuant to price protection programs, billing on a single bill, on-line bill pay, providing superior customer service, and being active in our local communities is to generate customer loyalty which should help us generate new, and retain existing, customer revenue.

For additional discussion of our competitive strategies, see “Company Strategies” above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Environment

The majority of our operations are regulated by the FCC and various state regulatory agencies, often called public service or utility commissions.

Some of our revenue is subject to regulation by the FCC and various state regulatory agencies.  We expect federal and state lawmakers to continue to review and revise the statutes governing the level and type of regulation for telecommunications services.

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

Under the 1996 Act, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between ILECs and competitive local exchange carriers, in accordance with rules set by the FCC.  State regulatory commissions also may impose fees on providers of telecommunications services within their respective states to support state universal service programs.  Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

In connection with granting their approvals of the Transaction, the FCC and certain state regulatory commissions specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $14.3 million as of December 31, 2011) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2011, $43.0 million had been released from these escrow accounts.  In addition, as of this date, the letter of credit has been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

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

Some legislation and regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges which could change the manner in which the entire industry operates.  Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time.  Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us.  See “Risk Factors—Risks Related to Regulation—Changes in federal or state regulations may reduce the switched access charge revenues we  receive.”

Regulation of the telecommunications industry at the federal and state level

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight.  The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services.  Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states.  These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 1,858,000 access lines, or 35% of our total access lines, at December 31, 2011 are in state jurisdictions under the rate of return regulatory model.  The FCC’s National Broadband Plan, a non-binding set of recommendations released in March 2010 and described further below, recommends requiring all incumbent local exchange carriers to be regulated for interstate services, if at all, under incentive regulation.  On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order).  The USF/ICC Report & Order stated that carriers that are generally considered price cap carriers, such as Frontier, with remaining rate-of-return operations would have those operations included as part of the carrier’s overall price-cap based Universal Service calculation.  The FCC also sought comment on how to transition away from the current rate-of-return system in the future.  We will continue to advocate our position for no or reduced regulation with various regulatory agencies.  In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services subject to state commission jurisdiction.

Federal subsidies have historically been driven by many factors, including the National Average Cost per Local Loop (NACPL).  The USF/ICC Report & Order changes how federal subsidies will be calculated and disbursed, with this change being phased in beginning in 2012.  These changes will transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which will support broadband deployment in high-cost areas.  CAF Phase I will be implemented in 2012, and price cap carriers will receive the same amount of support from all USF high-cost programs as in 2011.  In addition, the FCC in CAF Phase I will make available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas.  The FCC anticipates that it will replace this interim program with a Phase II CAF long-term solution in 2013, though the interim program will continue if no such solution is put in place.  Frontier will receive a portion of the $300 million CAF Phase I interim support, although the extent is not yet known.  The USF/ICC Report and Order requires carriers receiving the CAF Phase I interim support to deploy broadband in areas that are currently unserved based on an FCC formula that is currently under reconsideration at the FCC and the outcome of that decision is not yet known. Some states where Frontier operates continue to evaluate the manner in which they will determine state subsidy eligibility.

Telephone companies are subject to FCC rules governing privacy of certain customer information.  Among other things, these rules obligate carriers to implement procedures to: protect certain customer information from inappropriate disclosure; obtain customer permission to use certain information in marketing; authenticate customers before disclosing account information; and annually certify compliance with the FCC’s rules.

Most states have certification requirements that require providers of telecommunications services to obtain authority from the state regulatory commission prior to offering common carrier services.  Most of the local exchange companies that are operated by us operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  State regulatory commissions generally regulate the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.  The FCC’s USF/ICC Report & Order, however, removes much of the states’ authority to set terminating intrastate switched access rates.  This aspect of the USF/ICC Report & Order has been challenged by certain parties in court.

Recent and potential regulatory developments

Federal legislators, the FCC and state regulators are currently considering a number of proposals for changing the manner in which eligibility for federal subsidies is determined as well as the amounts of such subsidies.

On March 16, 2010, the FCC released its National Broadband Plan. The National Broadband Plan proposes a series of actions that could result in additional regulatory requirements for broadband services as well as a series of other regulatory reforms. The FCC has completed some of the proceedings proposed in the National Broadband Plan on a broad number of topics, including Universal Service and intercarrier compensation reform.  There are many outstanding questions regarding future support distributions and intercarrier compensation reform that remain open, the outcome of which may significantly change Federal Universal Service funding and disbursement mechanisms and interstate, intrastate and local intercarrier compensation. The outcome and timing of these proceedings are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.

On November 18, 2011, the FCC adopted an Order to reform the federal Universal Service High-Cost Fund and Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the  exchange of traffic, will transition over a number of years beginning in mid-2012 to a near zero rate for terminating traffic by 2017.  Carriers will be able to recover a portion of those revenues through end user rates and other replacement support mechanisms.  Additionally, the USF/ICC Report & Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  The USF/ICC Report & Order preempts the states with regard to the regulation of intrastate terminating access rates.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the USF/ICC Report & Order.  Accordingly, Frontier cannot predict the long-term impact at this time but believes that the USF/ICC Report & Order will provide a stable regulatory framework to facilitate Frontier’s ongoing focus on the deployment of broadband into its rural markets.

The FCC also has an ongoing proceeding considering whether to make changes in its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  When and how these proposed changes will be addressed are unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.  However, future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have the same level of associated variable expenses.  Both switched access and subsidy revenues continued to decline in 2011, as compared to 2010, and are likely to decline further in 2012.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation.  In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.  Although the FCC has pre-empted state jurisdiction on certain access charges, many states are still considering moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.  However, future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC, through the USF/ICC Report & Order, has determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates.  The FCC declined to address other VoIP-related issues.  The FCC has stated its intent to address open questions regarding the treatment of VoIP services in its ongoing “IP-Enabled Services Proceeding.” Internet telephony may have an advantage in the marketplace over our traditional services if it remains less regulated.

In past years, some state regulators have in the past considered imposing on regulated companies (including us) cash management practices that could limit the ability of a company to transfer cash among its subsidiaries or to its parent company.  None of the existing state requirements materially affect our cash management, but future changes by state regulators could affect our ability to freely transfer cash within our consolidated companies.

Current and potential Internet regulatory obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet.  There is currently only limited regulation applicable to these services.  As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

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

In October 2009, the FCC issued a proposed rulemaking looking at rules to “Preserve a Free and Open Internet,” including a reconsideration of the legal classification of broadband and proposed restrictions on broadband network management practices. On December 21, 2010, the FCC adopted an order imposing some regulations on Internet service providers.  These regulations affect fixed and mobile broadband providers differently.  These regulations became effective November 20, 2011, and Frontier is in compliance with these regulations.  These regulations are currently subject to court challenge by multiple parties, and the outcome and its effect on Frontier is unknown.

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

For information regarding approvals by local franchising authorities in connection with the transactions, see “— Regulatory Environment - Regulation of our business.”

Environmental regulation

Like all other local telephone companies, the local exchange carrier subsidiaries we operated are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.  As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us or the Acquired Business, regardless of fault or the lawfulness of the activity that resulted in contamination.  We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

Employees

As of December 31, 2011, we had approximately 15,400 employees.  Approximately 10,000 of our employees are affiliated with a union.  The number of union employees covered by collective bargaining agreements expiring during 2012 is approximately 3,100.  We consider our relations with our employees to be good.

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

We have experienced declining access lines, switched access minutes of use, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of VoIP), technology changes and regulatory constraints.  For example, Frontier’s access lines declined 8% in 2011 and 9% in 2010 on a full year pro forma basis.  In addition, Frontier’s switched access minutes of use declined 11% in 2011 and declined 14% in 2010 on a full year pro forma basis.  We will likely continue to experience reductions in the future.  The factors referred to above, among others, are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause our cash generated by operations to decrease.

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

We expect competition to intensify as a result of the entrance of new competitors, penetration of existing competitors into new markets, changing consumer behavior and the development of new technologies, products and services that can be used in substitution for our products and services.  We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on the success of capital expenditure investments in our territories, in addition to our new marketing efforts, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced (including wireless broadband offerings), changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flow.

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

We must produce adequate revenues and cash flows that, when combined with funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy.  We have identified some potential areas of opportunity and implemented several growth initiatives, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing or demonstrate meaningful demand, such as wireline and wireless HSI, satellite video products, and the Frontier Secure suite of products, which includes computer technical support.  We cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services or necessitate increased discounts.

We could be adversely impacted if current economic conditions or their effects continue.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced services, HSI and video services and make it difficult for us to obtain new customers.  In addition, if current economic conditions continue, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers.

Disruption in our networks, infrastructure and information technology may cause us to lose customers and incur additional expenses.

To attract and retain customers, we must provide reliable service.  Some of the risks to our networks, infrastructure and information technology include physical damage, security breaches, capacity limitations, power surges or outages, software defects and other disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as cable damage, theft of our equipment, inclement weather and service failures of our third-party service providers.  We could experience more significant disruptions in the future.  We could also face disruptions due to capacity limitations if changes in our customers’ usage patterns for our HSI services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications.  Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur additional expenses, and thereby adversely affect our business, revenues and cash flows.

Our business is sensitive to the creditworthiness of our wholesale customers.

We have substantial business relationships with other telecommunications carriers for whom we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in the industry could result in the loss of significant customers by us, as well as cause more price competition and uncollectible accounts receivable.  Such bankruptcies may be more likely in the future if current economic conditions continue through 2012 or beyond.  As a result, our revenues and results of operations could be materially and adversely affected.

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

As of December 31, 2011, we had approximately 15,400 active employees.  Approximately 10,000, or 65%, of these employees were represented by unions and were therefore subject to collective bargaining agreements.  Of the union represented employees as of December 31, 2011, approximately 3,100, or 31%, are subject to collective bargaining agreements that expire in 2012 and approximately 4,500, or 45%, are subject to collective bargaining agreements that expire in 2013.

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

Our success will depend in part upon the continued services of our management.  We cannot guarantee that our key personnel will not leave or compete with us.  The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business.  In addition, our financial results and our ability to compete will suffer should we become unable to attract, integrate or retain other qualified personnel in the future.

Our efforts to integrate our legacy business and the Acquired Business may not be successful.

The acquisition of the Acquired Business was the largest and most significant acquisition we have undertaken.  Our management has been and will continue to be required to devote a significant amount of time and attention to the process of integrating the operations of our legacy business and the Acquired Business, which may decrease the time management will have to serve existing customers, attract new customers and develop new services or strategies.  The size and complexity of the Acquired Business and the use of our existing common support functions and systems to manage the Acquired Business, if not managed successfully, may result in interruptions in our activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the growth opportunities that we anticipated from the Transaction.

The benefits that we expect to achieve as a result of the acquisition of the Acquired Business will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities and the timing of this realization, depends on the successful integration of our legacy business and operations and the Acquired Business and operations.  Even if we are able to complete the integration of the businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect from this integration.  Moreover, we have incurred substantial expenses in connection with the integration of our legacy business and the Acquired Business.  Through December 31, 2011, we have incurred $440.3 million in integration expenses and capital expenditures, and we anticipate that additional expenditures will be incurred in 2012 to complete the integration.  Accordingly, the benefits from the Transaction may be partially offset by costs incurred or delays in integrating the businesses.

Regulatory authorities, in connection with their approval of the acquisition, imposed on us certain conditions relating to our capital expenditures and business operations which may adversely affect our financial performance.

In connection with granting their approvals of the Transaction, the FCC and certain state regulatory commissions specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $14.3 million as of December 31, 2011) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2011, we had a restricted cash balance in these escrow accounts in the aggregate amount of $144.7 million.  As of such date, $43.0 million had been released from escrow.  As of December 31, 2011, the letter of credit has been reduced to $100.0 million.

In addition, in certain states, we are subject to operating restrictions such as rate caps (including maintenance of the rates on residential and business products and the prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the acquisition), continuation of product bundle offerings that we offered before the Transaction, waiver of certain customer early termination fees and restrictions on others, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet, in one state, will result in penalties, including cash management limitations on certain of our subsidiaries in that one state).  In one other state, our subsidiaries are subject to restrictions on the amount of dividends that can be paid to the parent company for a period ending on June 30, 2014.  We are also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection.  The foregoing conditions may restrict our ability to expend cash for other uses and to modify the operations of our business in response to changing circumstances for a period of time.

Most of the Acquired Business operates on systems acquired from Verizon, which are not as flexible as our legacy systems.

Currently, certain functions of the Acquired Business in nine states are operated on Verizon replicated information systems, which are not as flexible as ours and restrict our ability to quickly react to our customers needs.  Until such systems are fully converted, which is currently scheduled to commence in March 2012, our ability to launch new products and promotions in these acquired Territories on a timely basis may be limited, which may have an adverse impact on our results of operations.

If the Transaction does not qualify as tax-free under Section 355 of the Internal Revenue Code (the Code), including as a result of subsequent acquisitions of stock of Frontier, then Verizon or Verizon stockholders may be required to pay substantial U.S. federal income taxes, and we may be obligated to indemnify Verizon for such taxes imposed on Verizon or Verizon stockholders.

The Transaction would be taxable to Verizon pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of the Acquired Business, directly or indirectly, as part of a plan or series of related transactions that include the Transaction.  Because Verizon stockholders collectively owned more than 50% of the Frontier common stock following the Transaction, the Transaction alone did not result in a tax to Verizon under Section 355(e).  However, Section 355(e) might apply if other acquisitions of stock of Frontier after the Transaction are considered to be part of a plan or series of related transactions that include the spin-off.  If Section 355(e) applies, Verizon might recognize a substantial amount of taxable gain and we may be liable to indemnify Verizon.

Under a tax sharing agreement, in certain circumstances, and subject to certain limitations, we are required to indemnify Verizon against taxes on the Transaction that arise as a result of actions or failures to act by us, or as a result of changes in ownership of our stock after the Transaction.  See “We will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the Transaction, and such restrictions could be significant.”

We will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the Transaction, and such restrictions could be significant.

The tax sharing agreement prohibits us from taking actions that could reasonably be expected to cause the Transaction to be taxable or to jeopardize the conclusions of the IRS ruling or opinions of counsel received by Verizon or Frontier.  In particular, for two years after the spin-off, or until July 2012, we may not:

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

•
permit certain wholly owned subsidiaries owned by the Acquired Business at the time of the Transaction to cease the active conduct of the Acquired Business to the extent it was conducted immediately prior to the Transaction; or

•	voluntarily dissolve, liquidate, merge or consolidate with any other person, unless we survive and the transaction otherwise complies with the restrictions in the tax sharing agreement.

Nevertheless, we will be permitted to take any of the actions described above if we obtain Verizon’s consent, or if we obtain a supplemental IRS private letter ruling (or an opinion of counsel that is reasonably acceptable to Verizon) to the effect that the action will not affect the tax-free status of the Transaction.  However, the receipt of any such consent, opinion or ruling does not relieve us of any obligation we have to indemnify Verizon for an action we take that causes the Transaction to be taxable to Verizon.

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

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt, although there are restrictions on our ability to issue additional shares of stock for these purposes until July 2012.  See “We will be unable to take certain actions until July 2012 because such actions could jeopardize the tax-free status of the Transaction, and such restrictions could be significant.”  The number of shares of our common stock or the aggregate principal amount of our debt that we may issue may be significant.  A strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

Risks Related to Liquidity, Financial Resources and Capitalization

If the lingering impact of the ongoing economic uncertainty continues through 2012, it may have an impact on our business and financial condition.

Disruption and uncertainty in the capital markets, and tightening of credit availability may continue through 2012.  This economic scenario may affect the financial health of our customers, vendors and partners, which in turn may negatively affect our revenues, operating expenses and cash flows.  In addition, we have a $750.0 million revolving credit facility.  Although we believe, based on currently available information, that the financial institutions with commitments under the revolving credit facility will be able to fulfill their commitments to us, as applicable, we cannot be certain of this in the future.

Volatility in asset values related to Frontier’s pension plan may require us to make contributions to fund pension plan liabilities.

Frontier’s pension plan assets have decreased from $1,290.3 million at December 31, 2010, to $1,258.0 million at December 31, 2011, a decrease of $32.3 million, or 3%.  This decrease is a result of ongoing benefit payments of $128.9 million offset by $19.9 million of positive investment returns and contributions of cash and real property of $76.7 million during 2011.  The Company expects to make contributions of approximately $60 million in 2012.  Volatility in our asset values or returns may require us to make additional contributions in future years.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to approximately $8.3 billion at December 31, 2011.  We have access to a $750.0 million revolving credit facility and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.  Despite the substantial indebtedness that we have, we are not prohibited from incurring additional indebtedness.

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

•
the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures and dividends that would otherwise improve our competitive position, results of operations or stock price;

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

In addition, our senior notes are rated below “investment grade” by independent ratings agencies.  This can result in higher borrowing costs for us.  We cannot assure you that these rating agencies will not lower our current debt ratings, if in the rating agencies’ judgment, such an action is appropriate.  A lowering of a rating may further increase our future borrowing costs and reduce our access to capital.

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

We cannot assure you that we will be able to continue paying dividends.

Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share, a reduction from our prior dividend level of $0.75 per share.  However, the amount and timing of future dividend payments is subject to applicable law and will be made at the discretion of our Board of Directors based on factors such as cash flow and cash requirements, capital expenditure requirements, financial condition and other factors.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Risks Related to Regulation

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A significant portion of Frontier’s total revenues (approximately $319.0 million, or 6%, in 2011 and approximately $285.5 million, or 8%, in 2010) are derived from switched access charges paid by other carriers for services that Frontier legacy operations or the Acquired Business, as the case may be, provides (or provided) in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a significant portion of the Company’s revenues will continue to be derived from switched access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic.  The amount of switched access charge revenues that the Company will receive for these services is regulated by the FCC and state regulatory agencies.

On November 18, 2011, the FCC adopted the USF/ICC Report & Order.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of traffic, will transition over a number of years beginning in mid-2012 to a near zero rate for terminating traffic by 2017.  Carriers will be able to recover a portion of those revenues through end user rates and other replacement support mechanisms.  Additionally, the Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic”.  The Order preempts the states with regard to the regulation of intrastate terminating access rates.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. Accordingly, although we believe that the USF/ICC Report & Order will provide a stable regulatory framework to facilitate Frontier’s ongoing focus on the deployment of broadband into its rural markets, Frontier cannot predict the long-term impact at this time.

The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services. When and how these proposed changes will be addressed is unknown and, accordingly, Frontier cannot predict the impact of future changes on the Company’s results of operations.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation.  In addition, Frontier has been approached by, and/or is involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states.  Although the FCC has pre-empted state jurisdiction on certain access charges, many states are still considering moving forward with their proceedings. Frontier cannot predict when or how these matters will be decided or the effect on the Company’s subsidy or switched access revenues.  However, future reductions in the Company’s subsidy or switched access revenues may directly affect the Company’s profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

We are reliant on support funds provided under federal and state laws.

A significant portion of Frontier’s total revenues (approximately $300.1 million in the aggregate, or 6%, in 2011 and approximately $212.3 million in the aggregate, or 6%, in 2010) are derived from federal and state subsidies for rural and high cost support, commonly referred to as universal service fund subsidies. The USF/ICC Report & Order changes how federal subsidies will be calculated and disbursed, with this change being phased in beginning in 2012.  These changes will transition the federal Universal Service High-Cost Fund, which supports voice service in high-cost areas, to the Connect America Fund (CAF), which will support broadband deployment in unserved and underserved high-cost areas.  As part of this transition, in 2012 price cap carriers will receive the same amount of support from all USF high-cost programs as in 2011.  As part of the 2012 CAF Phase I implementation, the FCC will make available for price cap ILECs an additional $300 million in interim incremental high cost broadband support for broadband deployment to unserved areas.  The FCC anticipates that it will replace this interim program with a Phase II CAF long-term solution in 2013, though the interim program may continue if no solution is put in place.  Frontier will receive a portion of the $300 million CAF Phase I interim support, although the extent is not yet known.  The USF/ICC Report and Order requires carriers receiving the interim support to deploy broadband in areas that are currently unserved based on a formula that will expect deployment to a certain number of new locations.  The exact formula is currently under reconsideration at the FCC and the outcome of that decision is not yet known.  Some states where Frontier operates continue to evaluate the manner in which they will determine state subsidy eligibility.

Federal subsidies representing interstate access support, high cost loop support and local switching support represented approximately $154.0 million, or 3%, or Frontier’s total revenues in 2011 and approximately $112.7 million, or 3%, or Frontier’s total revenues in 2010.  State subsidies represented approximately $41.6 million, or 1%, of Frontier’s total revenues in 2011 and approximately $25.8 million, or less than 1%, in 2010.  Approximately $104.5 million, or 2%, of Frontier’s total revenues in 2011 and approximately $73.8 million, or 2% in 2010, represent a surcharge to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “Other operating expenses.”

Our Company and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities.  This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us.  Regulation could constrain our ability to compete and, in some jurisdictions, may restrict our ability to expand our service offerings.  In addition, changes to the regulations that govern our business (including any implementation of the USF/ICC Report & Order) may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time it is unknown how these regulations will affect Frontier’s operations or ability to compete in the future.  This and other FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet.  There is currently only limited regulation applicable to these services.  As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

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

Our Internet services could be adversely affected and we may be subject to increased costs and claims in connection with Internet and systems security and malicious Internet practices.

We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information.  We also rely on employees in our network operations centers, data centers, call centers and retail stores to follow our procedures when handling such information.  Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in increased costs, customer dissatisfaction leading to loss of customers and revenues, and fines and other liabilities.

In addition, our Company or our customers using our network to access the Internet may become victim to malicious and abusive Internet activities, including unsolicited mass advertising (“spam”), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software.  These activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut 06905.

Our principal operations support offices and call center support offices are currently located in leased or owned premises at 180 South Clinton Avenue, Rochester, New York 14646, at 100 CTE Drive, Dallas, Pennsylvania 18612, at 805 South Central Expressway, Allen, Texas 75013, at 14450 Burnhaven Drive, Burnsville, Minnesota 55306, at 1398 South Woodland Blvd., DeLand, Florida 32720, at 1800 41st Street, Everett, Washington 98203, at 1500 MacCorkle Avenue, Charleston, West Virginia 25303, at 8001 W. Jefferson Blvd., Fort Wayne, Indiana 46804, and at 1300 Columbus-Sandusky Road North, Marion, Ohio 43302.  In addition, we lease and own additional space in our operating markets throughout the United States for operations support and call center support.

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

Item 3.   Legal Proceedings

See Note 19 of the Notes to Consolidated Financial Statements included in Part IV of this report.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to,  general contract, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.    Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our Executive Officers as of February 15, 2012 were:

Name	Age	Current Position and Officer
Mary Agnes Wilderotter	57	Chairman of the Board, President and Chief Executive Officer
Donald R. Shassian	56	Executive Vice President and Chief Financial Officer
Kathleen Q. Abernathy	55	Chief Legal Officer and Executive Vice President, Regulatory and Government Affairs
Susana D’Emic	48	Senior Vice President and Controller
Peter B. Hayes	54	Executive Vice President, Commercial Sales
Daniel J. McCarthy	47	Executive Vice President and Chief Operating Officer
Cecilia K. McKenney	49	Executive Vice President, Human Resources and Call Center Sales & Services
Melinda White	52	Executive Vice President, Revenue Development

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

SUSANA D’EMIC joined Frontier in April 2011 as Senior Vice President and Controller.  Previously, she was with Reader’s Digest Association from January 1998 until joining Frontier, most recently as Vice President, Corporate Controller from December 2007 until April 2011 and prior to that as Vice President, North American Controller from May 2003 until December 2007.  Before joining Reader’s Digest, she held various positions with Kraft Foods Corp., Colgate Palmolive Company and was an audit manager with KPMG (then KPMG Peat Marwick).  Ms. D’Emic is a certified public accountant.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol FTR.  The following table indicates the high and low intra-day sales prices per share during the periods indicated, as reported by the New York Stock Exchange through December 15, 2011, and the NASDAQ Global Select Market commencing on December 16, 2011.

	2011		2010
	High	Low	High	Low

First Quarter	$9.84	$7.68	$8.02	$7.23
Second Quarter	$8.97	$7.71	$8.38	$7.07
Third Quarter	$8.23	$6.09	$8.30	$6.96
Fourth Quarter	$6.40	$4.79	$9.78	$8.16

As of February 15, 2012, the approximate number of security holders of record of our common stock was 672,085. This information was obtained from our transfer agent, Computershare Inc.

DIVIDENDS

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors.  From the third quarter of 2004 through the second quarter of 2010, we paid an annualized cash dividend of $1.00 per share of common stock, paid quarterly.  From the third quarter of 2010 through the fourth quarter of 2011, we paid an annualized cash dividend of $0.75 per share of common stock, paid quarterly.  Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.   Cash dividends paid to shareholders were approximately $746.6 million, $529.4 million and $312.4 million in 2011, 2010 and 2009, respectively.  There are no material restrictions on our ability to pay dividends. The increase in aggregate dividends paid in 2010 and 2011 reflects the increase in the number of shares outstanding as a result of the Transaction, offset in part by the reduction in the amount of the dividend per share, as described above.  The table below sets forth dividends paid per share during the periods indicated.

A portion of the dividends is classified as total ordinary dividends and represents qualified dividends, and a portion of the dividends is classified as non-dividend distributions and represents a return of capital.

	2011	2010	2009

First Quarter	$0.1875	$0.25	$0.25
Second Quarter	$0.1875	$0.25	$0.25
Third Quarter	$0.1875	$0.1875	$0.25
Fourth Quarter	$0.1875	$0.1875	$0.25

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2006.

The graph assumes that $100 was invested on December 31, 2006 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/06	12/07	12/08	12/09	12/10	12/11
Frontier Communications Corporation	100	94.97	71.71	73.17	101.70	60.18
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P Telecommunication Services	100	111.94	77.81	84.76	100.83	107.15

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None in the fourth quarter of 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2011 to October 31, 2011
Employee Transactions (1)	-	$-

November 1, 2011 to November 30, 2011
Employee Transactions (1)	777	$5.84

December 1, 2011 to December 31, 2011
Employee Transactions (1)	425	$5.25

Totals October 1, 2011 to December 31, 2011
Employee Transactions (1)	1,202	$5.63

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2011 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2009, 2008 and 2007 and for each of the years ended December 31, 2008 and 2007 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, (1)
	2011		2010		2009		2008	2007
Revenue	$ 5,243,043		$ 3,797,675		$ 2,117,894		$ 2,237,018	$2,288,015	(3)
Income from continuing operations (2)	$ 157,608	(5)	$ 155,717	(5)	$ 123,181	(5)	$ 184,274	$216,514	(4)
Net income attributable to common shareholders of Frontier (2)	$ 149,614	(5)	$ 152,673	(5)	$ 120,783	(5)	$ 182,660	$214,654	(4)
Net income attributable to common shareholders of Frontier
per basic and diluted share (2)	$ 0.15	(5)	$ 0.23	(5)	$ 0.38	(5)	$ 0.57	$0.64	(3)(4)
Cash dividends declared (and paid) per common share	$ 0.75		$ 0.875		$ 1.00		$ 1.00	$1.00

	As of December 31,
	2011		2010		2009		2008	2007
Total assets	$ 17,460,768		$ 17,890,230		$ 6,878,255		$ 6,888,676	$7,256,069
Long-term debt	$ 8,205,841		$ 7,983,614		$ 4,794,129		$ 4,721,685	$4,736,897
Total shareholders' equity of Frontier	$ 4,455,137		$ 5,196,740		$ 327,611		$ 519,045	$997,899

(1)
Operating results include activities for the Acquired Business from the date of its acquisition from Verizon on July 1, 2010, and for Commonwealth Telephone Enterprises, Inc. (Commonwealth or CTE) from the date of its acquisition on March 8, 2007 and for Global Valley Networks, Inc. and GVN Services (together GVN) from the date of their acquisition on October 31, 2007.

(2)
Operating results include the pre-tax impacts of losses on retirement of debt or exchanges of debt of $45.9 million ($28.9 million after tax or $0.09 per share), $6.3 million ($4.0 million after tax or $0.01 per share) and $18.2 million ($11.5 million after tax or $0.03 per share) for 2009, 2008 and 2007, respectively.

(3)	Revenue for 2007 includes the favorable one-time impact of $38.7 million ($24.4 million after tax or $0.07 per share) for a significant favorable settlement of a carrier dispute.
(4)
Operating results for 2007 reflect the positive pre-tax impact of a pension curtailment gain of $14.4 million ($9.1 million after tax or $0.03 per share), resulting from the freeze placed on certain pension benefits of the former CTE non-union employees.

(5)
Operating results include pre-tax acquisition and integration costs of $143.1 million ($88.4 million after tax or $0.09 per share), $137.1 million ($85.7 million after tax or $0.13 per share) and $28.3 million ($17.8 million after tax or $0.06 per share) for 2011, 2010 and 2009, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to successfully integrate the remaining operations and systems of the Acquired Business into Frontier’s existing operations and systems;
•	The risk that the growth opportunities from the Transaction may not be fully realized or may take longer to realize than expected;
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

•	The effects of increased medical and pension expenses and related funding requirements;
•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;
•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;
•	Our ability to successfully renegotiate union contracts expiring in 2012 and thereafter;
•	Changes in pension plan assumptions and/or the value of our pension plan assets, which would require us to make increased contributions to the pension plan in 2013 and beyond;
•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;
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

Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Expected Cost Savings Resulting from the Transaction
Based on current estimates and assumptions, we expect to achieve additional cost savings as a result of the Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions, information technology and network systems to cover certain former Acquired Business functions and systems, (2) by in-sourcing certain functions formerly provided by third-party service providers to the Acquired Business and (3) by achieving improved efficiencies and more favorable rates with third-party vendors.

We estimate that our annualized cost savings will reach approximately $650 million by the end of 2012.  Our 2011 savings from our targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation or reduction of vendor services, benefit changes and real estate savings) was approximately $156 million, or $248 million on an annualized basis, and combined with the savings achieved in 2010 of approximately $152 million, or $304 million on an annualized basis, equates to an annualized cost savings run rate of approximately $552 million as of the end of 2011.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a) Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents aggregating $326.1 million (excluding restricted cash of $144.7 million, representing funds escrowed for future broadband expansion and service quality initiatives). Our primary source of funds continued to be cash generated from operations.  For the year ended December 31, 2011, we used cash flow from operations, cash on hand and debt proceeds to fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt payments.

The consummation of the Transaction resulted in a combined company with significantly larger business operations and, consequently, greater working capital, capital expenditure and other liquidity needs. Upon consummation of the Transaction, we assumed approximately $3.5 billion principal amount of debt. As a result of our greater liquidity requirements, we entered into a new revolving credit facility which increased our line of credit to $750.0 million to provide sufficient flexibility to meet our liquidity needs.  As of December 31, 2011, we had not made any borrowings utilizing this facility.

Based on the level of debt incurred and the additional cash flows resulting from the Transaction, our capacity to service our debt has been significantly enhanced as compared to our capacity immediately prior to the Transaction, although our overall debt increased.

At December 31, 2011, we had a working capital surplus of $86.8 million. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, pay our integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2012. Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.  The Board reduced the dividend in order to strengthen our balance sheet and improve operational and financial flexibility.   However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of December 31, 2011, we had approximately $94.0 million and $638.8 million of debt maturing in 2012 and 2013, respectively.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $14.3 million as of December 31, 2011) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.   As of December 31, 2011, $43.0 million had been released from escrow.  As of December 31, 2011, the letter of credit had been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities improved $350.5 million, or 29%, in 2011 as compared to 2010.  The improvement was primarily the result of the additional six months of cash flow from the Acquired Business during 2011.

Cash refunds (net of cash taxes paid) for taxes of $33.1 million were received in 2011, while cash paid for taxes was $19.9 million and $59.7 million in 2010 and 2009, respectively.  Our 2011 cash taxes reflect the continued impact of bonus depreciation under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  We expect that in 2012 our cash taxes will be approximately $25 million.

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

In connection with the Transaction, the Company continues to undertake a variety of activities to integrate systems and implement other initiatives. As a result of the Transaction, the Company incurred $143.1 million of costs related to integration activities during 2011 as compared to $137.1 million of acquisition and integration costs in 2010.  The Company estimates  operating expenses related to its final integration activities in 2012 to be approximately $80 million.

Cash Flows used by Investing Activities

Capital Expenditures
In 2011, 2010 and 2009, our capital expenditures were $824.8 million (including $76.5 million of integration-related capital expenditures), $577.9 million (including $97.0 million of integration–related capital expenditures) and $256.0 million (including $25.0 million of integration-related capital expenditures), respectively. Capital expenditures in 2011 and 2010 included $552.5 million and $254.2 million, respectively, associated with the Acquired Business. We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures for business operations to be approximately $725 million to $775 million for 2012 and capital expenditures for our final integration activities in 2012 to be approximately $40 million.

Acquisitions
On July 1, 2010, Frontier issued common shares with a value of $5.2 billion and made payments of $105.0 million in cash as consideration for the Acquired Business.  In addition, as part of the Transaction, Frontier assumed approximately $3.5 billion in debt.

Cash Flows used by and provided from Financing Activities

Bank Financing
On October 14, 2011, the Company entered into a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016.  Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $14,375,000, commencing on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The initial pricing on this facility is LIBOR plus 2.875%, which will vary depending on the leverage ratio, as described above.  The maximum permitted leverage ratio is 4.5 times.

The entire facility was drawn upon execution of the Credit Agreement.  Proceeds were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds will be used for general corporate purposes.

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

Transaction Financing
On April 12, 2010, in anticipation of the Transaction, the Verizon subsidiary then holding the assets of the Acquired Business completed a private offering of $3.2 billion aggregate principal amount of senior notes. The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account. Immediately prior to the Transaction, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Transaction, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the senior notes.

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

Upon completion of the Transaction, we also assumed additional debt of $250.0 million, including $200.0 million aggregate principal amount of 6.73% Senior Notes due February 15, 2028 and $50.0 million aggregate principal amount of 8.40% Senior Notes due October 15, 2029.

Other Debt Financings
On October 1, 2009, we completed a registered offering of $600.0 million aggregate principal amount of 8.125% senior unsecured notes due 2018.  The issue price was 98.441% of the principal amount of the notes, and we received net proceeds of approximately $578.7 million from the offering after deducting underwriting discounts and offering expenses.  We used the net proceeds from the offering, together with cash on hand (including cash proceeds from our April 2009 debt offering described below), to finance a cash tender offer for our outstanding 9.250% Senior Notes due 2011 (the 2011 Notes) and our outstanding 6.250% Senior Notes due 2013 (the 2013 Notes), as described below.

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

Debt Reduction
In 2011, we retired an aggregate principal amount of $552.4 million of debt, consisting of $551.4 million of senior unsecured debt and $1.0 million of rural utilities service loan contracts.

We retired an aggregate principal amount of $7.2 million and $1,048.3 million of debt, consisting of $2.8 million and $1,047.3 million of senior unsecured debt, as described in more detail below, and $4.4 million and $1.0 million of rural utilities service loan contracts, in 2010 and 2009, respectively.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Credit Facility
We have a $750.0 million revolving credit facility. As of December 31, 2011, we had not made any borrowings utilizing this facility. The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of December 31, 2011. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

Covenants
The terms and conditions contained in our indentures, the Credit Agreement, the Revolving Credit Agreement and the Letter of Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the Credit Agreement, the Revolving Credit Agreement and the Letter of Credit Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.  At December 31, 2011, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.18 times.

The Credit Agreement, the Revolving Credit Agreement, the Letter of Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of December 31, 2011, we were in compliance with all of our debt and credit facility covenants.

Dividends
We intend to pay regular quarterly dividends.  Effective February 16, 2012, our Board of Directors has set the annual cash dividend rate at $0.40 per share.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities.

Future Commitments
A summary of our future contractual obligations and commercial commitments as of December 31, 2011 is as follows:

Contractual Obligations:

($ in thousands)		Payment due by period
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations,
excluding interest	$8,349,521	$94,016	$1,296,784	$1,203,515	$5,755,206

Interest on long-term debt	6,555,981	651,393	1,217,474	1,031,349	3,655,765

Operating lease obligations	128,502	66,000	34,017	11,051	17,434

Financing lease obligations	85,682	4,957	10,226	10,681	59,818

Purchase obligations	53,692	27,488	25,342	862	-

Liability for uncertain tax positions	37,491	17,797	11,494	8,200	-
Total	$15,210,869	$861,651	$2,595,337	$2,265,658	$9,488,223

At December 31, 2011, we had outstanding performance letters of credit totaling $145.2 million.

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

Allowance for Doubtful Accounts
We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable through a review of aging categories and specific customer accounts.  In 2011 and 2010, we had no “critical estimates” related to bankruptcies of telecommunications companies or any other customers.

Asset Impairment
We review long-lived assets to be held and used, including customer lists, and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.  In 2011 and 2010, we had no “critical estimates” related to asset impairments.

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually, or more frequently, as circumstances warrant.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Effective with the third quarter of 2011, the Company reorganized into six operating segments in order to leverage the full benefits of its local engagement model. The six operating segments consist of the following regions: National, Northeast, Southeast, Central, Midwest and West.  Our operating segments are aggregated into one reportable segment since they have similar economic characteristics.  In conjunction with the reorganization of our operating segments effective with the third quarter of 2011, we reassigned goodwill to our reporting units using a relative fair value allocation approach. This structure is consistent with how our Chief Operating Decision Makers (CEO, CFO, COO) review our results on a daily, weekly and monthly basis. After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the EBITDA multiples for each reporting unit to their carrying values noting that no impairment indicator was present.  No potential impairment was indicated and no further analysis was deemed necessary.

Our annual goodwill impairment testing date is December 31.  Each of the operating segments is also a reporting unit.  The first step in the goodwill impairment test compares the carrying value of net assets of the reporting unit to its fair value.   The result of this first step indicated that fair value of each reporting unit exceeded the carrying value of such reporting units.  As a result, the second step of the goodwill impairment test was not required.

Goodwill by reporting unit (operating segment) at December 31, 2011 is as follows:

	Reporting Units
($ in thousands)	East	Southeast	West	Central	National	Midwest

Goodwill	$1,245,414	$1,113,931	$1,072,499	$1,006,132	$1,176,139	$723,604

Enterprise values for rural ILEC properties are typically quoted as a multiple of cash flow or EBITDA.  Marketplace company comparisons and analyst reports support a range of values around a multiple of 5.5 to 7.5 times annualized EBITDA.  For the purpose of the goodwill impairment test we define EBITDA as operating income, net of acquisition and integration costs, non-cash pension/OPEB costs and severance and early retirement costs, plus depreciation and amortization.  We determined the fair value estimates using 6.5 times EBITDA but also used lower EBITDA multiples to gauge the sensitivity of the estimate and its effect on the margin of excess of fair value over the carrying values of the reporting units.  Total fair value determined in this manner is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA.  Our method of determining fair value has been consistently applied for the three years ending December 31, 2011.

Depreciation and Amortization
The calculation of depreciation and amortization expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable intangible assets.  Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. Given the varying estimated useful lives of our property, plant and equipment assets, the Company utilizes multiple asset categories with separately determined composite lives and individual depreciation rates for each asset category.

Within the composite group method, we group individual assets, including cable and wire, into asset categories utilizing homogeneous characteristics, where such assets (i) are principally used in the same manner throughout the company, (ii) are subject to similar operating conditions and (iii) have similar estimated useful lives.  Examples of the asset categories we utilize include aerial cable-copper, aerial cable-fiber, aerial cable-station connections, underground cable-copper and underground cable-fiber.  As a result of continuing changes in technology, an independent study is conducted annually to update the estimated remaining useful lives of all individual asset categories.  The annual study includes models that consider actual usage, replacement history and certain assumptions about technology evolution to estimate the remaining useful lives of our asset base by asset category. An independent study was performed in 2010 to determine the estimated remaining useful lives for our Acquired Business and these new lives were adopted effective July 1, 2010, the acquisition date for those assets.  We revised our estimated remaining useful lives for Frontier legacy plant assets, effective October 1, 2010.  The composite depreciation rate for 2010 for our property, plant and equipment assets was 7.6%, as a result of this study. There have been no significant changes to the ranges of estimated useful lives for the individual asset categories, including the cable and wire asset groups, during the three years ended December 31, 2011.  The latest study was completed in the fourth quarter of 2011 and after review and analysis of the results, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2011.  Our composite depreciation rate for plant assets was 6.4% as a result of this study.

Intangible assets acquired in the Transaction were recorded at an estimated fair value of $2.5 billion with an estimated useful life of nine years for the residential customer list, as distinguished from the 12 years used for the business customer list. For both classes of assets, the “sum of the years digits” method is used to amortize the intangible assets, which tracks more closely with the projected revenue stream of each asset class.  Our Frontier legacy customer list intangible assets do not distinguish between residential and business classes and the amortization period is five years on the straight-line method.  We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

We anticipate depreciation expense of approximately $815 million to $835 million and amortization expense of approximately $420 million for 2012.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other postretirement benefits including retiree medical benefits and related liabilities are “critical accounting estimates.”  In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during the second half of 2010 and assets of $106.9 million were transferred into the Plan in August 2011.  The Plan has a receivable of $51.6 million as of December 31, 2011, that will be settled by the transfer of assets in early 2012.  We sponsor a noncontributory defined benefit pension plan covering a significant number of our current and former Frontier legacy employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. All of the employees who are still accruing pension benefits are employees represented by unions.  The accounting results for pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts.  These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality.  We review these assumptions for changes annually with our independent actuaries.  We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

The discount rate is used to value, on a present value basis, our pension and other postretirement benefit obligations (OPEB) as of the balance sheet date.  The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year.  The measurement date used in the selection of our discount rate is the balance sheet date.  Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation.  In making this determination we consider, among other things, the yields on the Citigroup Above-Median Pension Curve, the Towers-Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.   This rate can change from year-to-year based on market conditions that affect corporate bond yields.  Our discount rate was 4.50% for valuation of the year end pension obligations and 4.50% - 4.75% for valuations of the year end OPEB obligations at year-end 2011, and 5.25% at year-end 2010.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense.  In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns.  The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our asset return assumption is made at the beginning of our fiscal year.  In 2009, 2010 and 2011, our expected long-term rate of return on plan assets was 8.0%.  Our actual return on plan assets in 2011 was 1.9%.  For 2012, we will assume a rate of return of 7.75%.  Our pension plan assets are valued at fair value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2012 will be approximately $75 million to $85 million before amounts capitalized into the cost of capital expenditures.  In 2011, they were $58.3 million before amounts capitalized into the cost of capital expenditures. We expect to make contributions to our pension plan of approximately $60 million in 2012.  We made contributions to our pension plan of approximately $76.7 million in 2011, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.  We made cash contributions of $13.1 million in 2010.  No contributions were made to our pension plan during 2009.

Income Taxes
Our effective tax rate in 2011 decreased to 35.9% from 42.5% in 2010.  The higher rate in 2010 was primarily related to the write-off of certain deferred tax assets in 2010 of approximately $11.3 million related to Transaction costs which were not tax deductible.  Prior to the closing of the Transaction, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Transaction and once the Transaction closed, these costs had to be capitalized for tax purposes.

Income taxes for 2011 include the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million and the net reversal of a reserve for uncertain tax positions for $8.6 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.

Our effective tax rate in 2009 approximated the statutory rate.

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

New Accounting Pronouncements
There were no new accounting standards that were adopted by the Company in 2011, or that would be adopted in future years, with any material financial statement impact.

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (Accounting Standards Codification (ASC) Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position, results of operations or cash flows.

Testing Goodwill for Impairment
In September 2011, the FASB issued ASU No. 2011-08 (ASU 2011-08), “Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  While ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted.  The Company performed its annual impairment test during the fourth quarter ending December 31, 2011. The Company adopted ASU 2011-08 during 2011 with no material impact on our financial position, results of operations or cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b) Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2011, 2010 and 2009, which includes the results of operations of the Acquired Business for the year ended December 31, 2011, and the six months ended December 31, 2010.  The variance explanations discussed below for the years ended December 31, 2011, 2010 and 2009 include a separate amount for the additional six months of revenue and operating expenses related to the operating results of the Acquired Business in 2011 and 2010.  Certain analyses of revenue and operating expenses may refer to the results of the Frontier legacy operations, which excludes the Acquired Business.

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

Revenue for 2011 increased $1,445.4 million, or 38%, to $5,243.0 million as compared to 2010.  Excluding the additional six months of revenue of $1,667.1 million attributable to the Acquired Business, our revenue for 2011 decreased $221.7 million, or 6% as compared to 2010.  This decline in 2011 is a result of decreases in the number of residential and business customers, switched access, video and other revenue, partially offset by a $32.7 million, or 3%, increase in data and internet services revenue, each as described in more detail below.

Revenues from data and internet services, such as HSI, for 2011 as compared to 2010 grew and increased as a percentage of total revenues, and revenues from voice services, like local and long distance services, and from switched access and subsidy (including federal and state subsidies) declined and decreased as a percentage of our total revenues.

Switched access and subsidy revenue of $619.1 million represented 12% of our revenues for 2011.  Switched access revenue was $319.0 million for 2011, or 6% of our revenues, as compared to $285.5 million for 2010, or 8% of our revenues.  Subsidy revenue was $300.1 million in 2011, or 6% of our revenues, as compared to $212.3 million in 2010, or 6% of our revenues.  We expect declining revenue trends in switched access and subsidy revenue in 2012.

Consolidated revenue for 2010 increased $1,679.8 million, or 79%, to $3,797.7 million as compared to 2009.  Excluding the additional six months of revenue of $1,748.1 million attributable to the Acquired Business, our revenue decreased $68.3 million, or 3%, as compared to 2009. This decline for our Frontier legacy operations in 2010 is a result of decreases in the number of residential and business customers, services revenue, switched access revenue, long distance services revenue and directory revenue, partially offset by a $28.8 million, or 5%, increase in data and internet services revenue, each as described in more detail below.

Change in the number of our access lines is one metric that is important to our revenue and profitability. We lost access lines primarily because of changing consumer behavior (including wireless substitution), economic conditions, changing technology, competition, and by the loss of second lines upon the addition of HSI service. Our Frontier legacy operations lost approximately 117,000 access lines (net) during 2011, or 6% on an annual basis, comparable to the 128,000 access lines (net), or 6% on an annual basis, lost during 2010. The Acquired Business lost approximately 362,000 access lines (net) during 2011, or 10% on an annual basis, as compared to the 201,000 access lines (net), or 10% on an annual basis, lost during the six months ended December 31, 2010.  Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flow.

During 2011, the Company added approximately 45,200 HSI subscribers (net).  During the first quarter of 2011, the Company announced a price increase implemented in April 2011 for FiOS video customers in the state of Indiana who are on month-to-month plans.  While the Company implemented a number of retention promotions, losses of FiOS video customers occurred during 2011, as did the loss of FiOS data customers, although the absolute number of losses declined throughout the year.  During 2011, we lost approximately 11,800 FiOS data customers and added approximately 57,000 other HSI subscribers.  In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase HSI subscribers in 2012.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue, products per customer, percentage of customers on price protection plans and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 6% decline in total access lines, customer revenue (all revenue except switched access and subsidy revenue) for our Frontier legacy operations, declined in 2011 by only 2 percent as compared to the prior year.  The decline in customers and access lines was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in 2012.

OTHER FINANCIAL AND OPERATING DATA

	As of	% Increase	As of	% Increase	As of		As of
	December 31, 2011	(Decrease)	December 31, 2010	(Decrease)	July 1, 2010		December 31, 2009
Access lines:
Residential	3,267,487	(10%)	3,635,670	(6%)	3,855,141		1,349,510
Business	1,999,429	(5%)	2,110,048	(2%)	2,154,109		768,002
Total access lines	5,266,916	(8%)	5,745,718	(4%)	6,009,250		2,117,512

HSI subscribers	1,764,160	3%	1,718,959	0%	1,715,454		635,947
Video subscribers	557,527	5%	531,446	5%	504,544		172,961

	For the year ended December 31,
		$ Increase	% Increase		$ Increase	% Increase
	2011	(Decrease)	(Decrease)	2010	(Decrease)	(Decrease)	2009
Revenue (in 000's):
Residential	$2,270,527	$577,173	34%	$1,693,354	$779,059	85%	$914,295
Business	2,353,375	746,829	46%	1,606,546	762,581	90%	843,965
Customer revenue	$4,623,902	$1,324,002	40%	$3,299,900	$1,541,640	88%	$1,758,260

Switched access and subsidy	619,141	121,366	24%	497,775	138,141	38%	359,634
Total revenue	$5,243,043	$1,445,368	38%	$3,797,675	$1,679,781	79%	$2,117,894

Switched access minutes of use
(in millions)	18,894		30%	14,542		64%	8,854
Average monthly total revenue per
access line - Frontier Legacy	$85.43		3%	$83.20		3%	$80.74
- Total Company	$79.48
Average monthly customer revenue
per access line - Frontier Legacy	$72.49		4%	$69.89		4%	$67.03
- Total Company	$70.10

	As of or for the			As of or for the			As of or for the
	year ended		% Increase	year ended		% Increase	year ended
	December 31, 2011		(Decrease)	December 31, 2010		(Decrease)	December 31, 2009
Residential Customer Metrics:
Customers	3,103,766		(10%)	3,445,193		175%	1,254,508
Revenue (in 000's)	$2,270,527		34%	$1,693,354		85%	$914,295
Products per Residential Customer (1)
- Frontier Legacy	2.72		5%	2.60		3%	2.52
- Total Company	2.47
Average monthly residential
revenue per customer - Frontier Legacy (2)	$60.65		1%	$60.03		5%	$57.33
- Total Company (2)	$57.34
Percent of Customers on Price Protection
Plans - Frontier Legacy	63.1%		8%	58.4%		10%	53.3%
Customer Monthly Churn - Frontier Legacy	1.33%		0%	1.33%		(10%)	1.47%
- Total Company	1.61%

Business Customer Metrics:
Customers	309,900		(10%)	343,823		144%	140,763
Revenue (in 000's)	$2,353,375		46%	$1,606,546		90%	$843,965
Average monthly business revenue per
customer - Frontier Legacy	$530.17		6%	$502.41		5%	$477.52
- Total Company	$600.38

(1) Products per residential customer: primary residential voice line, HSI and video products have a value of 1. Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.
(2) Calculation excludes the Mohave Cellular Limited Partnership.

Note: Customer revenue has been revised from the previously disclosed amounts to reflect the reclassification of certain revenues from business to residential.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
REVENUE

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Local and long distance services	$2,451,311	$653,929	36%	$1,797,382	$850,220	90%	$947,162
Data and internet services	1,842,933	607,337	49%	1,235,596	596,781	93%	638,815
Other	329,658	62,736	24%	266,922	94,639	55%	172,283
Customer revenue	4,623,902	1,324,002	40%	3,299,900	1,541,640	88%	1,758,260
Switched access and subsidy	619,141	121,366	24%	497,775	138,141	38%	359,634
Total Revenue	$5,243,043	$1,445,368	38%	$3,797,675	$1,679,781	79%	$2,117,894

Local and Long Distance Services
Local and long distance services revenue for 2011 increased $653.9 million, or 36%, to $2,451.3 million, as compared with 2010. Local and long distance services revenue for 2011 increased $836.1 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional six months of revenue related to the Acquired Business, local and long distance services revenue decreased $182.2 million, or 10%, as compared with 2010, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Local and enhanced services revenue for 2011 increased $527.6 million, or 37%, to $1,970.8 million, as compared with 2010. Local and enhanced services revenue for 2011 increased $670.6 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional revenue related to the Acquired Business, local and enhanced services revenue decreased $143.0 million primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Long distance services revenue for 2011 increased $126.3 million, or 36%, to $480.5 million, as compared with 2010. Long distance services revenue for 2011 increased $165.5 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional revenue related to the Acquired Business, long distance services revenue decreased $39.2 million as compared with 2010, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

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

Data and Internet Services
Data and internet services revenue for 2011 increased $607.3 million, or 49%, to $1,842.9 million, as compared with 2010.  Data and internet services revenue for 2011 increased $574.7 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business.  Excluding the additional six months of revenue related to the Acquired Business, data and internet services revenue increased $32.7 million, or 3%, as compared with 2010, primarily due to the overall growth in the number of HSI subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, decreased $12.8 million to $608.2 million, as compared with 2010, primarily due to higher promotional discounts and customer credits.  As of December 31, 2011, the number of the Company’s HSI subscribers increased by approximately 45,200, or 3%, since December 31, 2010.  Data and internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, increased $45.5 million to $660.0 million, as compared with 2010, primarily due to growth in the number of those circuits.

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

Other
Other revenue for 2011 increased $62.7 million, or 24%, to $329.7 million, as compared with 2010.  Other revenue for 2011 increased $87.1 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business.  Excluding the additional six months of revenue related to the Acquired Business, other revenue decreased $24.4 million, or 9%, as compared with 2010.  Directory services revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, decreased $16.8 million, or 16%, as compared with 2010, primarily due to a decline in yellow pages advertising.   All other revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, decreased $7.6 million, or 5%, primarily due to the reduction in customers for FiOS video service.

Other revenue for 2010 increased $94.6 million, or 55%, to $266.9 million, as compared with 2009. Other revenue for 2010 increased $93.9 million as a result of the Acquired Business.   Directory services revenue for 2010, excluding the additional six months of revenue related to the Acquired Business, decreased $13.6 million, or 13%, as compared with 2009, primarily due to a decline in yellow pages advertising.  All other revenue for our Frontier legacy operations increased $14.3 million, or 22%, as compared with 2009, primarily due to reduced DISH video credits and lower bad debt expenses that are charged against revenue, partially offset by decreases in “bill and collect” fee revenue.

Switched Access and Subsidy
Switched access and subsidy revenue for 2011 increased $121.4 million, or 24%, to $619.1 million, as compared with 2010.  Switched access and subsidy revenue increased $169.3 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional six months of revenue related to the Acquired Business, switched access and subsidy revenue decreased $47.9 million, or 10%, as compared with 2010.

Switched access revenue, excluding the additional six months of revenue related to the Acquired Business, for 2011 of $245.0 million, or 7% of our revenues, decreased $40.5 million, or 14%, as compared with $285.5 million, or 8% of our revenues in 2010.  These decreases were primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, excluding the additional six months of revenue related to the Acquired Business, for 2011 of $204.8 million, decreased $7.4 million, or 3%, as compared with 2010, primarily due to decreased support for local switching, the Federal Universal Service Fund and the Federal High Cost Fund.  We expect a further decline in switched access and subsidy revenue in 2012.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $154.0 million, $41.6 million and $104.5 million, respectively, and $300.1 million in total, or 6% of our revenues, for 2011.  The federal and state subsidy revenue for 2011 represents 4% of our consolidated revenues.   Total federal and state subsidies and surcharges were $212.3 million, or 6% of our consolidated revenues, for 2010.

Switched access and subsidy revenue for 2010 increased $138.1 million, or 38%, to $497.8 million as compared with 2009. For 2010, switched access and subsidy revenue represented 13% of our total revenue. Switched access and subsidy revenue for 2010 increased $169.9 million as a result of the Acquired Business.

Consolidated switched access revenue was $285.5 million in 2010, or 8% of our revenues, up from $246.3 million in 2009, or 12% of our revenues. Federal and state subsidy revenue, including surcharges of $73.8 million billed to customers which are remitted to the FCC, was $212.3 million in 2010, or 6% of our revenues, up from $113.3 million in 2009, or 5% of our revenues.

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

Federal and state subsidies and surcharges for our Frontier legacy operations were $63.6 million, $9.3 million and $41.1 million, respectively, for 2010. Federal and state subsidies and surcharges  were $69.1 million, $8.7 million and $35.5 million, respectively, for 2009. The federal and state subsidy revenue for 2009 represents 5% of our consolidated revenues.

Federal subsidies have historically been driven by many factors, including the National Average Cost per Local Loop (NACPL).  The USF/ICC Report & Order changes how federal subsidies will be calculated and disbursed, with this change being phased in beginning in 2012.  These changes will transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which will support broadband deployment in high-cost areas.  CAF Phase I will be implemented in 2012, and price cap carriers will receive the same amount of support from all USF high-cost programs as in 2011.  In addition, the FCC in CAF Phase I will make available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas.  The FCC anticipates that it will replace this interim program with a Phase II CAF long-term solution in 2013, though the interim program will continue if no such solution is put in place.  Frontier will receive a portion of the $300 million CAF Phase I interim support, although the extent is not yet known.  The USF/ICC Report and Order requires carriers receiving the CAF Phase I interim support to deploy broadband in areas that are currently unserved based on an FCC formula that is currently under reconsideration at the FCC and the outcome of that decision is not yet known. Some states where Frontier operates continue to evaluate the manner in which they will determine state subsidy eligibility.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. Although the FCC has pre-empted state jurisdiction on certain access charges, many states are still considering moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. However, future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Network access	$ 518,682	$ 135,003	35%	$ 383,679	$ 157,772	70%	$ 225,907

Network access expenses for 2011 increased $135.0 million, or 35%, to $518.7 million, as compared with 2010.  Network access expenses for 2011 increased $171.3 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Network access expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $36.3 million, or 9%, to $347.4 million, as compared with 2010, primarily due to reduced data network and backbone costs, reflecting synergies realized in moving traffic onto the legacy backbone, and decreased long distance carriage costs in 2011.

Network access expenses for 2010 increased $157.8 million, or 70%, to $383.7 million, as compared with 2009. Network access expenses for 2010 increased $173.6 million as a result of the Acquired Business. Network access expenses for our Frontier legacy operations decreased $15.8 million, or 7%, to $210.1 million, as compared with 2009, primarily due to lower promotional gift and long distance carriage costs in 2010. In 2009, we expensed $10.0 million for the cost of new personal computers provided to customers in connection with our other promotions that resulted in additional DISH video and HSI subscribers.

OTHER OPERATING EXPENSES

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Wage and benefit expenses	$1,093,017	$289,294	36%	$803,723	$395,820	97%	$407,903
All other operating expenses	1,185,402	377,988	47%	807,414	434,220	116%	373,194
	$2,278,419	$667,282	41%	$1,611,137	$830,040	106%	$781,097

Wage and benefit expenses
Wage and benefit expenses for 2011 increased $289.3 million, or 36%, to $1,093.0 million (including $15.7 million of severance and early retirement costs in 2011 related to 318 employees), as compared to 2010. Wage and benefit expenses for 2011 increased $364.2 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Wage and benefit expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $74.9 million, or 9%, to $728.8 million, as compared with 2010, primarily due to lower costs for compensation and certain other benefits, including pension costs, as discussed below.

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

Pension costs for the Company are included in our wage and benefit expenses. Pension costs for 2011, 2010 and 2009 were approximately $30.6 million, $38.0 million and $34.2 million, respectively. Pension costs include pension expense of $37.7 million, $46.3 million and $41.7 million, less amounts capitalized into the cost of capital expenditures of $7.1 million, $8.3 million and $7.5 million for 2011, 2010 and 2009, respectively.

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

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010. Assets of $438.8 million and $106.9 million were transferred into the Plan during 2010 and 2011, respectively.  The Plan has a receivable of $51.6 million as of December 31, 2011 that will be settled by the transfer of assets in 2012.

The Company’s pension plan assets have decreased from $1,290.3 million at December 31, 2010 to $1,258.0 million at December 31, 2011, a decrease of $32.3 million, or 3%. This decrease is a result of ongoing benefit payments of $128.9 million, offset by $19.9 million of positive investment returns and cash and real property contributions of $76.7 million, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.

Based on current assumptions and plan asset values, we estimate that our 2012 pension and other postretirement benefit expenses (which were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures) will be approximately $75 million to $85 million for Frontier before amounts capitalized into the cost of capital expenditures. We made cash contributions to the Plan of $13.1 million during 2010.  No contributions were made to Frontier’s pension plan during 2009. We expect that we will make contributions to our pension plan of approximately $60 million in 2012.

All other operating expenses
All other operating expenses for 2011 increased $378.0 million, or 47%, to $1,185.4 million, as compared with 2010. All other operating expenses for 2011 increased $439.5 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  All other operating expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $61.5 million, or 8%, to $745.9 million, as compared with 2010, primarily due to $36.5 million in corporate costs allocated to the Acquired Business during the first six months of 2011, combined with lower outside service fees, other taxes and marketing costs.

All other operating expenses for 2010 increased $434.2 million, or 116%, to $807.4 million, as compared with 2009. All other operating expenses for 2010 increased $459.8 million as a result of the Acquired Business. All other operating expenses for our Frontier legacy operations decreased $25.6 million, or 7%, to $347.6 million, as compared with 2009, primarily due to $29.2 million in corporate costs allocated to the Acquired Business, partially offset by higher USF surcharges, higher electricity and fuel costs, and higher travel costs incurred in connection with the Acquired Business.

DEPRECIATION AND AMORTIZATION EXPENSE

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Depreciation expense	$881,481	$281,819	47%	$599,662	$237,434	66%	$362,228
Amortization expense	521,694	227,637	77%	294,057	179,894	158%	114,163
	$1,403,175	$509,456	57%	$893,719	$417,328	88%	$476,391

Depreciation and amortization expense for 2011 increased $509.5 million, or 57%, to $1,403.2 million, as compared to 2010.  Depreciation and amortization expense increased $510.9 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Depreciation expense, excluding the additional six months of expense related to the Acquired Business, increased $8.6 million, or 1%, to $608.2 million, as compared with 2010, primarily due to changes in the remaining useful lives of certain assets.  We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2011 and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2011.  Our “composite depreciation rate” for plant assets was 6.4% as a result of the study. We anticipate depreciation expense of approximately $815 million to $835 million for 2012.  Amortization expense, excluding the additional six months of expense related to the Acquired Business, decreased $10.0 million, or 3%, to $284.1 million, as compared with 2010.  Amortization expense for 2011 and 2010 included $465.4 million and $237.8 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $420 million for 2012.

Depreciation and amortization expense for 2010 increased $417.3 million, or 88%, to $893.7 million, as compared with 2009. Depreciation and amortization expense for 2010 increased $494.8 million as a result of the Acquired Business. Depreciation and amortization expense for our Frontier legacy operations decreased $77.5 million, or 16%, to $398.9 million, as compared with 2009, primarily due to reduced amortization expense, as discussed below, and a declining net asset base, partially offset by changes in the remaining useful lives of certain assets.

We revised our useful lives for Frontier legacy plant assets based on a study effective October 1, 2010 and the plant assets of the Acquired Business based on the study effective July 1, 2010.  Our “composite depreciation rate” for plant assets was 7.6% as a result of the study.

Amortization expense for 2009 is comprised of $57.9 million for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009, and $56.3 million for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

ACQUISITION AND INTEGRATION COSTS

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Acquisition and
integration costs	$ 143,146	$ 6,004	4%	$ 137,142	$ 108,808	384%	$ 28,334

Acquisition and integration costs include expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs) and integrate the network and information technology platforms by closing (Phase 1).   In 2011, the Company continued to implement its “go to market” final strategy in its new markets, to complete the conversions of all the remaining systems into one platform and to achieve its cost synergies (Phase 2).  During the fourth quarter of 2011, the Company converted all systems in four states of the Acquired Business to our legacy systems.

In addition, the Company converted all of the nine remaining states of the Acquired Business onto the Company’s legacy financial, human resources and engineering systems. The Company incurred $143.1 million and $137.1 million of operating expenses and $76.5 million and $97.0 million in capital expenditures related to acquisition and integration activities during 2011 and 2010, respectively.  The Company currently expects to incur operating expenses and capital expenditures related to completing its Phase 2 initiatives of approximately $80 million and $40 million, respectively, in 2012.

INVESTMENT INCOME/OTHER INCOME (LOSS), NET / INTEREST EXPENSE /
INCOME TAX EXPENSE

	2011			2010			2009
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Investment income	$2,391	$(4,457)	(65%)	$6,848	$563	9%	$6,285
Other income (loss), net	$9,135	$(4,555)	(33%)	$13,690	$54,817	133%	$(41,127)
Interest expense	$665,196	$143,376	27%	$521,820	$143,606	38%	$378,214
Income tax expense	$88,343	$(26,656)	(23%)	$114,999	$45,071	64%	$69,928

Investment Income
Investment income for 2011 decreased $4.5 million to $2.4 million, as compared with 2010, primarily due to a decrease of $1.3 million in equity earnings, a decrease in investment gains of $1.9 million in 2011, and a $1.3 million decrease in income from short-term investments of cash (including restricted cash).

Investment income for 2010 improved $0.6 million to $6.8 million, as compared with 2009, primarily due to a $3.0 million gain associated with cash received during 2010 on a previously written-off investment, partially offset by a decrease of $1.8 million in income from short-term investments of cash and cash equivalents, due to lower short-term investment rates, and a decrease of $0.6 million in equity earnings.

Our average cash balances were $275.0 million, $304.7 million and $318.0 million for 2011, 2010 and 2009, respectively.  Our average restricted cash balance was $170.5 million for 2011.

Other Income (Loss), net
Other income, net for 2011 decreased $4.6 million to $9.1 million, as compared with 2010, primarily due to a gain of $4.5 million on a split-dollar life insurance policy settlement recognized in the second quarter of 2010.

Other income (loss), net for 2010 improved $54.8 million to $13.7 million as compared with 2009, primarily due to the loss on early retirement of debt of $45.9 million recognized in 2009.  2010 reflects a $4.5 million gain on a life insurance policy settlement and an increase of $2.2 million in settlement of customer advances.

Interest Expense
Interest expense for 2011 increased $143.4 million, or 27%, to $665.2 million, as compared with 2010, primarily due to higher average debt levels during 2011.  Interest expense for 2011 included $284.4 million associated with the assumed debt from the Transaction.  Our composite average borrowing rate as of December 31, 2011 was 7.92%.

Interest expense for 2010 increased $143.6 million, or 38%, to $521.8 million, as compared with 2009, primarily due to higher average debt levels in 2010. Interest expense for 2010 included $143.2 million associated with the assumed debt from the Transaction. Our composite average borrowing rate as of December 31, 2010 and 2009 was 8.04% and 7.85%, respectively.

Our average debt outstanding was $8,299.8 million, $6,950.9 million and $4,867.2 million for 2011, 2010 and 2009, respectively.  Our debt levels have risen primarily due to the $3.5 billion of debt that was assumed by Frontier upon consummation of the Transaction.

Income Tax Expense
Income tax expense for 2011 decreased $26.7 million, or 23%, to $88.3 million, as compared with 2010, primarily due to lower pretax income, the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million and  the net reversal of a reserve for uncertain tax positions for $8.6 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.

The effective tax rate for 2011 was 35.9% as compared with 42.5% for 2010 and 36.2% for 2009.

Income tax expense for 2010 increased $45.1 million, or 64%, to $115.0 million as compared with 2009, primarily due to higher pretax income as a result of the Acquired Business.  During 2010, Frontier reduced certain deferred tax assets of approximately $11.3 million related to Transaction costs which were not tax deductible.  These costs were incurred to facilitate the Transaction and as such had to be capitalized for tax purposes. The results for 2010 also include the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts), partially offset by a release of $0.9 million in the reserve related to uncertain tax positions and the permanent difference on a split-dollar life insurance policy settlement for $1.6 million. The health care reform legislation enacted in March 2010 under the Acts has eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $8.4 million as of December 31, 2011.

We received refunds (net of cash taxes paid) of $33.1 million in cash taxes during 2011, as compared to the payment of $19.9 million in cash taxes during 2010.  In 2011, we received refunds of approximately $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior.  We expect that our cash tax payments will be approximately $25 million for 2012.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for 2011 was $149.6 million, or $0.15 per share, as compared to $152.7 million, or $0.23 per share, in 2010 and $120.8 million, or $0.38 per share, in 2009. The change in basic and diluted net income per share for 2010 and 2011 was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of December 31, 2011 was approximately 93% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2011 and 2010.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $575.0 million of our outstanding borrowings at December 31, 2011 have fixed interest rates. In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at December 31, 2011, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At December 31, 2011, the fair value of our long-term debt was estimated to be approximately $8.0 billion, based on our overall weighted average borrowing rate of 7.92% and our overall weighted average maturity of approximately 9 years.  As of December 31, 2011, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2010.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2011 is limited to our pension assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,290.3 million at December 31, 2010 to $1,258.0 million at December 31, 2011, a decrease of $32.3 million, or 3%. This decrease is a result of ongoing benefit payments of $128.9 million offset by $19.9 million of positive investment returns and $76.7 million of cash and real property contributions, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.   We expect that we will make contributions to our pension plan of approximately $60 million in 2012.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures
We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2011, that our disclosure controls and procedures were effective.

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
(c)    Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at December 31, 2011.  As a result of the Transaction, we have been integrating certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as our integration is complete.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.
PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.  See “Executive Officers of the Registrant” in Part I of this Report following Item 4 for information relating to executive officers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 11.               Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 14.               Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the years ended
December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended
December 31, 2011, 2010 and 2009

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

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 1, 2010).*
3.4	By-laws, as amended February 6, 2009 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 6, 2009). *
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

4.12	Form of Senior Note due 2013 (filed as Exhibit A to Exhibit 4.1 to the November 12, 2004 8-K).*
4.13
Indenture, dated as of August 16, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 22, 2001).*

4.14	Indenture, dated as of December 22, 2006, between the Company and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).*
4.15
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

4.17
Indenture dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.18	First Supplemental Indenture to the April 2009 Indenture, dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the April 9, 2009 8-K).*
4.19
Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).*

4.20
Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.21
First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.22
Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.23
First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.24	Form of Debenture under the Frontier North Indenture.
10.1	Credit Agreement, dated as of March 23, 2010, between the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.8 to the Spinco Form 10).*
10.2
Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent and Issuing Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).*

10.3
Credit Agreement, dated as of October 14, 2011, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2011).*

10.4	Distribution Agreement, dated as of May 13, 2009, by and among Verizon and Spinco (“Distribution Agreement”) (filed as Exhibit 10.1 to the May 15, 2009 8-K).*
10.5
Amendment No. 1 to Distribution Agreement, dated as of July 24, 2009, by and between Verizon and Spinco (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-160789) filed on July 24, 2009).*

10.6	Amendment No. 2 to Distribution Agreement, dated as of March 23, 2010, by and between Verizon Communications Inc. and Spinco (filed as Exhibit 10.11 to the Spinco Form 10).*
10.7	Employee Matters Agreement, dated as of May 13, 2009, by and among Verizon, Spinco and the Company (filed as Exhibit 10.2 to the May 15, 2009 8-K).*
10.8	Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon, Spinco and the Company (filed as Exhibit 10.3 to the May 15, 2009 8-K).*

10.9	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among the Company, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.10
Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.11	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.12	Separation Agreement between the Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.13	Citizens Executive Deferred Savings Plan dated January 1, 1996 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)).*
10.14	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.15	Frontier Bonus Plan (formerly Citizens Incentive Plan) (filed as Appendix A to the Company's Proxy Statement dated April 10, 2007).*
10.16	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.17	2009 Equity Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated April 6, 2009).*
10.18
Amended and Restated Employment Agreement, dated as of March 31, 2010, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2010).*

10.19
Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes (“Hayes Offer Letter”) (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.20	Amendment to Hayes Offer Letter, dated December 24, 2008 (filed as Exhibit 10.17 to the 2008 10-K).*
10.21
Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian (“Shassian Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).*

10.22	Amendment to Shassian Offer Letter, dated December 30, 2008 (filed as Exhibit 10.19 to the 2008 10-K).*
10.23	Form of Arrangement with Daniel J. McCarthy and Melinda M. White with respect to vesting of restricted stock upon a change-in-control (filed as Exhibit 10.22 to the 2007 10-K). *
10.24
Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008). *

10.25	Amendment to McKenney Offer Letter, dated December 24, 2008 (filed as Exhibit 10.23 to the 2008 10-K).*
10.26	Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*
10.27
Offer of Employment Letter, dated March 31, 2011, between the Company and Susana D’Emic (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011). *

10.28	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to the 2009 Form 10-K).*
10.29	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 Form 10-K).*
10.30	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans.
10.31
Membership Interest Purchase Agreement between the Company and Integra Telecom Holdings, Inc. dated February 6, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2006).*

10.32	Stock Purchase Agreement, dated as of July 3, 2007, between the Company and Country Road Communications LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2007).*
12.1	Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21.1	Subsidiaries of the Registrant.
23.1	Auditors' Consent.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits 10.10 through 10.30 are management contracts or compensatory plans or arrangements.

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

February 23, 2012

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February 2012.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Susana D’Emic	Senior Vice President and Controller
(Susana D’Emic)	(Principal Accounting Officer)

/s/ Jeri B. Finard	Director
(Jeri B. Finard)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ James Kahan	Director
(James Kahan)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer
(Donald R. Shassian)	(Principal Financial Officer)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Chairman of the Board, President and Chief Executive Officer
(Mary Agnes Wilderotter)	(Principal Executive Officer)

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the Transaction, we have been integrating certain business processes and systems of the Acquired Business.  Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as this integration is complete.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Stamford, Connecticut
February 23, 2012

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 23, 2012

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited Frontier Communications Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 23, 2012

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

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
($ in thousands)
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$326,094	$251,263
Accounts receivable, less allowances of $107,048 and $73,571, respectively	616,157	568,308
Prepaid expenses	63,422	100,603
Income taxes and other current assets	264,357	208,245
Total current assets	1,270,030	1,128,419

Restricted cash	144,680	187,489
Property, plant and equipment, net	7,547,523	7,590,614

Goodwill	6,337,719	6,292,194
Other intangibles, net	1,964,505	2,491,195
Other assets	196,311	200,319
Total assets	$17,460,768	$17,890,230

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$94,016	$280,002
Accounts payable	519,548	436,886
Advanced billings	152,784	171,602
Accrued other taxes	64,392	167,857
Accrued interest	169,340	170,228
Other current liabilities	183,136	212,782
Total current liabilities	1,183,216	1,439,357

Deferred income taxes	2,458,018	2,220,677
Pension and other postretirement benefits	918,701	816,588
Other liabilities	225,858	220,251
Long-term debt	8,205,841	7,983,614

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
995,128,000 and 993,855,000 outstanding, respectively, and 1,027,986,000
issued, at December 31, 2011 and 2010)	256,997	256,997
Additional paid-in capital	4,773,383	5,525,471
Retained earnings	226,721	77,107
Accumulated other comprehensive loss, net of tax	(386,963)	(229,549)
Treasury stock	(415,001)	(433,286)
Total shareholders' equity of Frontier	4,455,137	5,196,740
Noncontrolling interest in a partnership	13,997	13,003
Total equity	4,469,134	5,209,743
Total liabilities and equity	$17,460,768	$17,890,230

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

($ in thousands, except for per-share amounts)
	2011	2010	2009

Revenue	$5,243,043	$3,797,675	$2,117,894

Operating expenses:
Network access expenses	518,682	383,679	225,907
Other operating expenses	2,278,419	1,611,137	781,097
Depreciation and amortization	1,403,175	893,719	476,391
Acquisition and integration costs	143,146	137,142	28,334
Total operating expenses	4,343,422	3,025,677	1,511,729

Operating income	899,621	771,998	606,165

Investment income	2,391	6,848	6,285
Other income (loss), net	9,135	13,690	(41,127)
Interest expense	665,196	521,820	378,214
Income before income taxes	245,951	270,716	193,109

Income tax expense	88,343	114,999	69,928

Net income	157,608	155,717	123,181
Less: Income attributable to the noncontrolling
interest in a partnership	7,994	3,044	2,398
Net income attributable to common shareholders
of Frontier	$149,614	$152,673	$120,783

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.15	$0.23	$0.38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

($ in thousands)
	2011	2010	2009

Net income	$157,608	$155,717	$123,181
Other comprehensive (loss) income, net of tax
(see Note 14)	(157,414)	15,970	(8,367)
Comprehensive income	194	171,687	114,814
Less: Comprehensive income attributable to
the noncontrolling interest in a partnership	(7,994)	(3,044)	(2,398)
Comprehensive (loss) income attributable to the
common shareholders of Frontier	$(7,800)	$168,643	$112,416

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
($ and shares in thousands)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2008	349,456	$87,364	$1,117,936	$38,163	$(237,152)	(38,142)	$(487,266)	$10,561	$529,606
Stock plans	-	-	(5,359)	-	-	1,014	13,875	-	8,516
Dividends on common stock	-	-	(156,176)	(156,190)	-	-	-	-	(312,366)
Net income	-	-	-	120,783	-	-	-	2,398	123,181
Other comprehensive loss, net of tax	-	-	-	-	(8,367)	-	-	-	(8,367)
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2009	349,456	87,364	956,401	2,756	(245,519)	(37,128)	(473,391)	11,459	339,070
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(28,129)	-	-	2,997	40,105	-	11,976
Dividends on common stock	-	-	(451,067)	(78,322)	-	-	-	-	(529,389)
Net income	-	-	-	152,673	-	-	-	3,044	155,717
Other comprehensive income, net of tax	-	-	-	-	15,970	-	-	-	15,970
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2010	1,027,986	256,997	5,525,471	77,107	(229,549)	(34,131)	(433,286)	13,003	5,209,743
Stock plans	-	-	(5,701)	-	-	1,273	18,285	-	12,584
Dividends on common stock	-	-	(746,387)	-	-	-	-	-	(746,387)
Net income	-	-	-	149,614	-	-	-	7,994	157,608
Other comprehensive income, net of tax	-	-	-	-	(157,414)	-	-	-	(157,414)
Distributions	-	-	-	-	-	-	-	(7,000)	(7,000)
Balance December 31, 2011	1,027,986	$256,997	$4,773,383	$226,721	$(386,963)	(32,858)	$(415,001)	$13,997	$4,469,134

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

($ in thousands)
	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$157,608	$155,717	$123,181

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	1,403,175	893,719	476,391
Stock based compensation expense	14,209	14,473	9,368
Pension/OPEB costs	23,897	40,050	34,196
Loss on extinguishment of debt, net	-	-	45,939
Other non-cash adjustments	(28,036)	10,072	2,080
Deferred income taxes	87,411	85,432	61,217
Change in accounts receivable	(72,600)	(33,146)	21,906
Change in accounts payable and other liabilities	(84,689)	106,433	13,297
Change in prepaid expenses, income taxes and other current assets	71,706	(50,570)	(44,855)
Net cash provided by operating activities	1,572,681	1,222,180	742,720

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(748,361)	(480,888)	(230,966)
Capital expenditures - Integration activities	(76,478)	(96,991)	(24,999)
Cash transferred from (to) escrow	43,012	(115,000)	-
Cash paid for the Acquired Business (net of cash acquired)	-	(82,560)	-
Other assets purchased and distributions received, net	19,155	1,484	673
Net cash used by investing activities	(762,672)	(773,955)	(255,292)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	575,000	-	1,117,476
Financing costs paid	(5,444)	(12,868)	(2,204)
Long-term debt payments	(552,394)	(7,236)	(1,027,408)
Premium paid to retire debt	-	-	(66,868)
Issuance of common stock	-	-	751
Dividends paid	(746,387)	(529,389)	(312,366)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(5,953)	(6,162)	(1,743)
Net cash used by financing activities	(735,178)	(555,655)	(292,362)

Increase (decrease) in cash and cash equivalents	74,831	(107,430)	195,066
Cash and cash equivalents at January 1,	251,263	358,693	163,627

Cash and cash equivalents at December 31,	$326,094	$251,263	$358,693

Supplemental cash flow information:
Cash paid during the period for:
Interest	$653,500	$511,354	$364,167
Income taxes (refunds)	$(33,072)	$19,885	$59,735

Non-cash investing and financing activities:
Financing obligation for contribution of real property to
pension plan	$58,100	$-	$-
Reduction of pension obligation	$(58,100)	$-	$-
Shares issued for the Acquired Business	$-	$5,217,899	$-
Assumed debt	$-	$3,456,782	$-
Other acquired liabilities	$-	$987,510	$-
Increase (decrease) in capital expenditures due to changes in accounts payable	$1,338	$(43,978)	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies:

(a)	Description of Business:
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

For our financial statements as of and for the periods ended December 31, 2011, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses of $104.5 million, $73.8 million and $35.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company amortizes intangible assets with estimated useful lives over those lives and reviews such intangible assets at least annually to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(g)       Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
We review long-lived assets to be held and used and long-lived assets to be disposed of, including customer lists, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically assess the useful lives of our tangible and intangible assets to determine whether any changes are required.

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

(l)        Net Income Per Common Share Attributable to Common Shareholders:
Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income attributable to common shareholders of Frontier. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of the assumed exercise of stock options using the treasury stock method at the beginning of the period being reported on.

(2)           Recent Accounting Literature:

  Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (Accounting Standards Codification (ASC) Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  We do not expect the adoption of ASU 2011-05 to have a material impact on our financial position, results of operations or cash flows.

Testing Goodwill for Impairment
In September 2011, the FASB issued ASU No. 2011-08 (ASU 2011-08), “Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  While ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted.  The Company performed its annual impairment test during the fourth quarter ending December 31, 2011.   The Company adopted ASU 2011-08 during 2011 with no material impact on our financial position, results of operations or cash flows.

(3)           The Transaction:

On July 1, 2010, Frontier acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (the Acquired Business). Frontier was considered the acquirer of the Acquired Business for accounting purposes.

We are accounting for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in ASC Topic 805. We incurred approximately $143.1 million, $137.1 million and $28.3 million of acquisition and integration related costs in connection with the Transaction during the years ended December 31, 2011, 2010 and 2009, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Transaction.  Our assessment of fair value was final as of June 30, 2011.  In the fourth quarter of 2011, the Company recorded an immaterial non-cash revision to the acquired liability balance for postretirement benefits other than pensions (OPEB) based upon corrected information obtained regarding the treatment of certain plan provisions.  The revision resulted in a decrease to the acquired OPEB liability of $125,445, a decrease in goodwill of $78,754 and an increase in net deferred tax liabilities of $46,691.

The final allocation of the purchase price presented below represents the effect of recording the final fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Transaction, based on the total transaction consideration of $5.4 billion.  The following allocation of purchase price includes revisions to the preliminary allocation that was reported as of December 31, 2010, primarily for goodwill, deferred taxes, current liabilities and other liabilities.

($ in thousands)
Total transaction consideration:		$5,411,705
Current assets	$454,513
Property, plant & equipment	4,407,676
Goodwill	3,695,397
Other intangibles – primarily customer list	2,532,200
Other noncurrent assets	75,092
Current liabilities	(483,118)
Deferred income taxes	(1,476,813)
Long-term debt	(3,456,782)
Other liabilities	(336,460)
Total net assets acquired	$5,411,705

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

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the Acquired Business as if the Transaction had occurred as of January 1, 2009. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the Transaction been completed as of January 1, 2009.  In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the Transaction.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

	For the year ended December 31,
	2010	2009
($ in millions, except per share amounts)

Revenue	$5,652	$6,071
Operating income	$1,192	$1,373

Net income attributable to common shareholders of Frontier	$324	$433

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.33	$0.44

(4)	Accounts Receivable:

The components of accounts receivable, net at December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010

Retail and wholesale	$670,842	$588,147
Other	52,363	53,732
Less: Allowance for doubtful accounts	(107,048)	(73,571)
Accounts receivable, net	$616,157	$568,308

Retail and wholesale accounts receivable and the allowance for doubtful accounts are presented net of a fair value adjustment of $9,794 and $44,859 at December 31, 2011 and 2010, respectively.

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows:

		Additions
	Balance at	Charged to	Charged to other		Balance at
	beginning of	bad debt	accounts -		end of
($ in thousands)	Period	expense	Revenue	Deductions	Period

2009	$40,125	$33,682	$(6,181)	$(37,455)	$30,171
2010	30,171	55,161	14,873	(26,634)	73,571
2011	73,571	93,721	16,403	(76,647)	107,048

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense is recorded as a reduction to revenue.

(5)	Property, Plant and Equipment:

The components of property, plant and equipment at December 31, 2011 and 2010 are as follows:

	Estimated
($ in thousands)	Useful Lives	2011	2010

Land	N/A	$128,855	$133,366
Buildings and leasehold improvements	41 years	1,050,555	1,131,787
General support	5 to 17 years	914,777	604,524
Central office/electronic circuit equipment	5 to 11 years	4,582,296	4,319,795
Poles	49 years	471,561	436,126
Cable and wire	15 to 30 years	5,727,310	5,447,566
Conduit	60 years	342,868	344,159
Other	20 to 30 years	35,534	29,184
Construction work in progress		384,380	348,773
Property, plant and equipment		13,638,136	12,795,280
Less: Accumulated depreciation		(6,090,613)	(5,204,666)
Property, plant and equipment, net		$7,547,523	$7,590,614

Depreciation expense is principally based on the composite group method. Depreciation expense was $881.5 million, $599.7 million and $362.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As a result of an independent study of the estimated remaining useful lives of our Frontier legacy plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2010.  In addition, we commissioned an independent study to determine the estimated remaining useful lives of plant assets for our Acquired Business.  These new lives were adopted effective July 1, 2010.  The latest study was completed in the fourth quarter of 2011 and after review and analysis of the results, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2011.

(6)	Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect at December 31, 2011 are as follows:

($ in thousands)	2011

East	$1,245,414
Southeast	1,113,931
West	1,072,499
Central	1,006,132
National	1,176,139
Midwest	723,604
Total Goodwill	$6,337,719

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of other intangibles at December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010

Other Intangibles:
Customer base	$2,697,413	$2,702,409
Software licenses	105,019	105,019
Trade name and license	135,285	135,285
Other intangibles	2,937,717	2,942,713
Less: Accumulated amortization	(973,212)	(451,518)
Total other intangibles, net	$1,964,505	$2,491,195

Amortization expense was $521.7 million, $294.1 million and $114.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.   Amortization expense for 2011 and 2010 included $465.4 million and $237.8 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on fair value of $2.5 billion and a useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  Amortization expense for 2011, 2010 and 2009 included $56.3 million in each year for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc. (Commonwealth), Global Valley Networks, Inc. and GVN Services (together GVN).  Amortization expense for 2009 also included $57.9 million for amortization associated with certain Frontier legacy properties, which were fully amortized in June 2009.  As of December 31, 2011, intangible assets includes a gross amount of $263.5 million that was allocated to the customer base (five year life) and $10.3 million to the trade name (five year life) acquired in the Commonwealth acquisition, and $7.0 million to the customer base (five year life) and $0.3 million to the trade name (five year life) acquired in the Global Valley acquisition. Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $420 million in 2012, $330 million in 2013, $285 million in 2014, $240 million in 2015 and $195 million in 2016.

(7)	Long-Term Debt:

The activity in our long-term debt from December 31, 2010 to December 31, 2011 is summarized as follows:

		Year Ended
		December 31, 2011			Interest
					Rate* at
	December 31,		New	December 31,	December 31,
($ in thousands)	2010	Payments	Borrowings	2011	2011

Rural Utilities Service
Loan Contracts	$11,214	$(1,017)	$-	$10,197	6.15%

Senior Unsecured Debt	8,302,151	(551,377)	575,000	8,325,774	7.93%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM
DEBT	$8,326,915	$(552,394)	$575,000	$8,349,521	7.92%

Less: Debt Discount	(63,299)			(49,664)
Less: Current Portion	(280,002)			(94,016)

	$7,983,614			$8,205,841

*	Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at December 31, 2011 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional information regarding our Senior Unsecured Debt at December 31, 2011 and 2010 is as follows:

	2011		2010
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 5/15/2011	$-	-	$76,089	9.250%
Due 10/24/2011	-	-	200,000	6.270%
Due 12/31/2012	-	-	144,000	1.688% (Variable)
Due 1/15/2013	580,724	6.250%	580,724	6.250%
Due 12/31/2013	-	-	131,288	2.063% (Variable)
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	500,000	7.875%
Due 10/14/2016	575,000	3.175% (Variable)	-	-
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,830,907		7,807,284

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%

Total	$8,325,774	7.93%	$8,302,151	8.04%

On October 14, 2011, the Company entered into a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016.  Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $14,375,000, commencing on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The initial pricing on this facility is LIBOR plus 2.875%, which will vary depending on the leverage ratio, as described above.  The maximum permitted leverage ratio is 4.5 times.

The entire facility was drawn upon execution of the Credit Agreement.  Proceeds were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds will be used for general corporate purposes.

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

We have a $750.0 million revolving credit facility. As of December 31, 2011, we had not made any borrowings utilizing this facility.  The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of December 31, 2011. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

On April 12, 2010, in anticipation of the Transaction, the entity then holding the assets of the Acquired Business completed a private offering for $3.2 billion aggregate principal amount of Senior Notes (the Senior Notes). The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Transaction, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company (approximately $53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Transaction on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the Senior Notes.   The Senior Notes were recorded at their fair value on the date of acquisition, which was approximately $3.2 billion.

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

Upon completion of the Transaction on July 1, 2010, we also assumed additional debt of $250.0 million, including $200.0 million aggregate principal amount of 6.73% Senior Notes due February 15, 2028 and $50.0 million aggregate principal amount of 8.40% Senior Notes due October 15, 2029.

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

As of December 31, 2011, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of December 31, 2011:

Principal
($ in thousands)	Payments

2012	$ 94,016
2013	$ 638,767
2014	$ 658,017
2015	$ 858,049
2016	$ 345,466

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)	Investment Income:

The components of investment income for the years ended December 31, 2011, 2010 and 2009 are as follows:

($ in thousands)	2011	2010	2009

Interest and dividend income	$2,184	$3,471	$5,291
Investment gain	1,071	3,010	-
Equity earnings	(864)	367	994
Total investment income	$2,391	$6,848	$6,285

During 2011 and 2010, we recognized gains of $1.1 million and $3.0 million associated with cash received on a previously written-off investment.

(9)	Other Income (Loss), Net:

The components of other income (loss), net for the years ended December 31, 2011, 2010 and 2009 are as follows:

($ in thousands)	2011	2010	2009
Gain on expiration/settlement of customer advances, net	$7,605	$4,973	$2,741
Litigation settlement proceeds	1,495	3,364	2,749
Split dollar life insurance policy settlement	-	4,454	-
Loss on retirement of debt, net	-	-	(45,939)
Other, net	35	899	(678)
Total other income (loss), net	$9,135	$13,690	$(41,127)

During 2011, 2010 and 2009, we recognized income of $7.6 million, $5.0 million and $2.7 million, respectively, in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

During 2011 and 2010, we recognized $1.5 million and $3.4 million, respectively, in settlement proceeds related to litigation arising from businesses that the Company exited several years ago.  During 2010, we recognized a gain of $4.5 million on the settlement of a split-dollar life insurance policy.

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

(10)        Capital Stock:

On October 27, 2009, in conjunction with the shareholder vote to approve the Transaction, our stockholders approved an increase in the number of authorized shares of Frontier common stock from 600,000,000 to 1,750,000,000.  The Certificate of Amendment to our Restated Certificate of Incorporation effectuating the increase was filed and became effective immediately prior to the effective date of the Transaction. The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(11)	Stock Plans:

At December 31, 2011, we had five stock-based compensation plans under which grants were made and awards remained outstanding. These plans, which are described below, are the 1996 Equity Incentive Plan (1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (2000 EIP), the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans) and the 2009 Equity Incentive Plan (2009 EIP, and together with the 2000 EIP, the EIP).

Our general policy is to issue shares from treasury upon the grant of restricted shares and exercise of options. At December 31, 2011, there were 12,540,761 shares authorized for grant under these plans and 7,027,871 shares available for grant under two of the plans. No further awards may be granted under three of the plans: the 1996 EIP, the 2000 EIP or the Deferred Fee Plan.

In connection with the Director Plans, compensation costs associated with the issuance of stock units was ($0.6) million, $1.7 million and $0.7 million in 2011, 2010 and 2009, respectively. Cash compensation associated with the Director Plans was $0.7 million in 2011, $0.5 million in 2010 and $0.6 million in 2009. These costs are recognized in Other operating expenses.

We have granted restricted stock awards to employees in the form of our common stock. The number of shares issued as restricted stock awards during 2011, 2010 and 2009 were 1,734,000, 3,264,000 and 1,119,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time based. At December 31, 2011, 4,847,000 shares of restricted stock were outstanding. Compensation expense, recognized in Other operating expenses, of $14.8 million, $12.8 million and $8.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively, has been recorded in connection with these grants.

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

At December 31, 2011, there were 10,000,000 shares authorized for grant under the 2009 EIP and 5,265,147 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 14, 2009) of the 2009 EIP plan. The exercise price of stock options and SARs under the 2009, 2000 and 1996 EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summary presents information regarding outstanding stock options and changes with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2009	3,713,000	$13.46	2.5	$495,000
Options granted	-	$-
Options exercised	(114,000)	$6.58		$65,000
Options canceled, forfeited or lapsed	(48,000)	$9.24
Balance at December 31, 2009	3,551,000	$13.74	1.5	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(2,044,000)	$16.13
Balance at December 31, 2010	1,507,000	$10.50	1.7	$603,000
Options granted	-	$-
Options exercised	(10,000)	$8.19		$12,000
Options canceled, forfeited or lapsed	(602,000)	$10.86
Balance at December 31, 2011	895,000	$9.94	1.3	$-

The following table summarizes information about shares subject to options under the EIP at December 31, 2011:

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
Number	Range of	Weighted Average	Remaining	Number	Average
Outstanding	Exercise Prices	Exercise Price	Life in Years	Exercisable	Exercise Price
338,000	$8.19-8.19	$8.19	0.37	338,000	$8.19
438,000	10.44-10.44	$10.44	0.69	438,000	$10.44
119,000	11.90-14.15	$13.10	3.61	119,000	$13.10
895,000	$8.19-14.15	$9.94	1.31	895,000	$9.94

The number of options exercisable at December 31, 2010 and 2009 were 1,507,000 and 3,551,000, with a weighted average exercise price of $10.50 and $13.74, respectively.

Cash received upon the exercise of options during 2011, 2010 and, 2009 was $0.1 million, $0 million and $0.8 million, respectively. There were no stock options granted during 2009, 2010 and 2011 under the EIP. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2011.

The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2009	1,702,000	$12.52	$14,876,000
Restricted stock granted	1,119,000	$8.42	$8,738,000
Restricted stock vested	(557,000)	$12.77	$4,347,000
Restricted stock forfeited	(71,000)	$11.02
Balance at December 31, 2009	2,193,000	$10.41	$17,126,000
Restricted stock granted	3,264,000	$7.54	$31,760,000
Restricted stock vested	(874,000)	$10.86	$8,507,000
Restricted stock forfeited	(143,000)	$7.95
Balance at December 31, 2010	4,440,000	$8.29	$43,199,000
Restricted stock granted	1,734,000	$9.38	$8,930,000
Restricted stock vested	(1,146,000)	$9.52	$5,899,000
Restricted stock forfeited	(181,000)	$7.99
Balance at December 31, 2011	4,847,000	$8.40	$24,962,000

In connection with the completion of the Transaction on July 1, 2010, the Company granted an aggregate of 1,911,000 shares of restricted stock with a total fair value of $14.2 million to its senior management, as a retention and transaction bonus based on contributions that senior management made to achieve key milestones of the Transaction, and to all employees (including senior management) as a Founder’s Stock Grant during the third quarter of 2010.  The restricted shares granted to senior management vest in three equal annual installments commencing one year after the grant date.  The Founder’s Stock granted to all employees vest 100% on the third anniversary of the grant date.

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2011 was $26.0 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Non-Employee Directors’ Compensation Plans

Prior to October 1, 2010, upon commencement of his or her service on the Board of Directors, each non-employee director received a grant of 10,000 stock options. These options were awarded under the Directors’ Equity Plan following the effectiveness of the Directors’ Equity Plan on May 25, 2006.  Prior thereto, these options were awarded under the 2000 EIP. The exercise price of these options, which became exercisable six months after the grant date, was the fair market value (as defined in the relevant plan) of our common stock on the date of grant. Options granted under the Directors’ Equity Plan expire on the earlier of the tenth anniversary of the grant date or the first anniversary of termination of service as a director. Options granted to non-employee directors under the 2000 EIP expire on the tenth anniversary of the grant date.

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

Beginning October 1, 2010, we revised our non-employee director compensation program in accordance with best practices.  Each non-employee director is now entitled to receive an annual retainer of (1) $75,000 in cash, which he or she may elect to receive in the form of stock units, and (2) $75,000 in the form of stock units.  In addition, the Lead Director, the chair of the Audit Committee and the chair of the Compensation Committee each receives an annual stipend of $20,000, the chair of the Nominating and Corporate Governance Committee receives an annual stipend of $10,000 and the chair of the Retirement Plan Committee receives an annual stipend of $7,500.  Directors no longer receive meeting fees.

All fees paid to the non-employee directors in 2011 were paid quarterly.  Directors are required to irrevocably elect by December 31 of the prior year to receive the cash portion of the retainer and/or stipends in stock units in lieu of cash.  Stock units are credited to the director’s account in an amount that is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of Frontier common stock on the grant date of the units.  Units are credited to the director’s account quarterly.  Directors must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

Dividends are paid on stock units held by directors at the same rate and at the same time as we pay dividends on shares of our common stock.  Dividends on stock units are paid in the form of additional stock units.

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2011, there were 1,762,724 shares available for grant. There were 12 directors participating in the Directors’ Plans during all or part of 2011.  In 2011, the total plan units earned were 197,600.  In 2010, the total options granted and plan units earned were 30,000 and 95,695, respectively.  In 2009, the total plan units earned were 76,326.  Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2011, 140,616 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $11.29.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 (12)    Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income tax benefit	2.8	3.2	2.8
Reversal of tax credits	4.4	-	-
Non-deductible transaction costs	-	4.2	-
Tax reserve adjustment	(5.5)	0.4	-
All other, net	(0.8)	(0.3)	(1.6)
Effective tax rate	35.9%	42.5%	36.2%

Income taxes for 2011 include the net reversal of a reserve for uncertain tax positions for $8.6 million and the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.

During 2010, Frontier reduced certain deferred tax assets of approximately $11.3 million related to Transaction costs which were not tax deductible.  These costs were incurred to facilitate the Transaction and as such had to be capitalized for tax purposes.  Income taxes for 2010 also include the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)	2011	2010

Deferred income tax liabilities:
Property, plant and equipment basis differences	$ 1,896,666	$ 1,448,061
Intangibles	997,455	1,145,760
Other, net	17,584	10,170
	2,911,705	2,603,991

Deferred income tax assets:
Pension liability	246,714	176,579
Tax operating loss carryforward	294,171	148,338
Employee benefits	154,711	189,558
State tax liability	7,358	13,241
Accrued expenses	27,645	75,407
Allowance for doubtful accounts	42,733	37,511
Other, net	22,313	4,238
	795,645	644,872
Less: Valuation allowance	(108,662)	(115,585)
Net deferred income tax asset	686,983	529,287
Net deferred income tax liability	$ 2,224,722	$ 2,074,704

Deferred tax assets and liabilities are reflected in the following captions on the consolidated balance sheet:
Deferred income taxes	$ 2,458,018	$ 2,220,677
Income taxes and other current assets	(233,296)	(145,973)
Net deferred income tax liability	$ 2,224,722	$ 2,074,704

Our federal net operating loss carryforward as of December 31, 2011 is estimated as $503 million and our state tax operating loss carryforward as of December 31, 2011 is estimated at $1.9 billion. A portion of our state loss carryforward begins to expire in 2012.

The provision (benefit) for Federal and state income taxes, as well as the taxes charged or credited to shareholders’ equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)	2011	2010	2009

Income taxes charged to the consolidated statement of
operations:
Current:
Federal	$ (13,320)	$ 18,302	$ 11,618
State	14,252	10,260	(2,630)
Total current	932	28,562	8,988

Deferred:
Federal	77,750	82,080	49,916
State	9,661	4,357	11,024
Total deferred	87,411	86,437	60,940
Total income taxes charged to the consolidated statement of	88,343	114,999	69,928
operations

Income taxes charged (credited) to shareholders' equity of Frontier:
Current benefit arising from stock options exercised and restricted stock	-	-	881
Deferred income taxes (benefits) arising from the recognition of
additional pension/OPEB liability	(97,409)	17,501	(4,353)
Total income taxes charged (credited) to shareholders' equity of Frontier	(97,409)	17,501	(3,472)
Total income taxes	$ (9,066)	$ 132,500	$ 66,456

In 2011, we received refunds of approximately $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior.

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $37.5 million as of December 31, 2011 including interest of $3.6 million.  The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $8.4 million as of December 31, 2011.

The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2011, a net reduction in interest in the amount of $2.1 million. We are subject to income tax examinations generally for the years 2008 forward for Federal and 2005 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the years ended December 31, 2011 and 2010:

($ in thousands)
	2011	2010
Unrecognized tax benefits - beginning of year	$ 49,180	$ 56,860
Gross decreases - prior year tax positions	-	(5,442)
Gross increases - current year tax positions	8,200	1,216
Gross decreases - expired statute of limitations	(23,452)	(3,454)
Unrecognized tax benefits - end of year	$ 33,928	$ 49,180

The amounts above exclude $3.6 million and $5.7 million of accrued interest as of December 31, 2011 and 2010, respectively, that we have recorded and would be payable should the Company’s tax positions not be sustained.

(13)	Net Income Per Common Share:

The reconciliation of the net income per common share calculation for the years ended December 31, 2011, 2010 and 2009 is as follows:

($ and shares in thousands, except per-share amounts)
	2011	2010	2009
Net income used for basic and diluted
earnings per common share:
Net income attributable to common shareholders of Frontier	$149,614	$152,673	$120,783
Less: Dividends paid on unvested restricted stock awards	(3,743)	(3,072)	(2,248)
Total basic and diluted net income attributable to common shareholders
of Frontier	$145,871	$149,601	$118,535

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock awards
outstanding - basic	994,753	653,248	312,183
Less: Weighted-average unvested restricted stock awards	(4,901)	(3,420)	(2,162)
Total weighted-average shares outstanding - basic	989,852	649,828	310,021
Net income per share attributable to common shareholders
of Frontier	$0.15	$0.23	$0.38

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	989,852	649,828	310,021
Effect of dilutive shares	1,972	1,163	92
Total weighted-average shares outstanding - diluted	991,824	650,991	310,113
Net income per share attributable to common shareholders
of Frontier	$0.15	$0.23	$0.38

Stock Options
For the years ended December 31, 2011, 2010 and 2009, options to purchase 895,000 shares (at exercise prices ranging from $8.19 to $14.15), 1,116,000 shares (at exercise prices ranging from $10.44 to $14.15) and 3,551,000 shares (at exercise prices ranging from $8.19 to $18.46), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the years ended December 31, 2011, 2010 and 2009, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At December 31, 2011, 2010 and 2009, we had 557,480, 434,765 and 440,463 stock units, respectively, issued under the Director Plans. These securities have not been included in the diluted income per share of common stock calculation for the years ended December 31, 2010 and 2009, because their inclusion would have an antidilutive effect.

(14)     Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at December 31, 2011 and 2010 are as follows:

($ in thousands)	2011	2010

Pension costs	$575,163	$349,264
Postretirement costs	41,811	13,369
Deferred taxes on pension and OPEB costs	(230,161)	(132,752)
All other	150	(332)
	$386,963	$229,549

Our other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011
	Before-Tax	Tax Expense/	Net-of-Tax
($ in thousands)	Amount	(Benefit)	Amount

Net actuarial loss	$(263,732)	$(100,815)	$(162,917)
Amortization of pension and postretirement costs	9,391	3,590	5,801
All other	(482)	(184)	(298)
Other comprehensive (loss)	$(254,823)	$(97,409)	$(157,414)

	2010
	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount

Net actuarial gain	$9,123	$4,774	$4,349
Amortization of pension and postretirement costs	23,955	12,536	11,419
All other	424	222	202
Other comprehensive income	$33,502	$17,532	$15,970

	2009
	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount

Net actuarial loss	$(35,759)	$(10,149)	$(25,610)
Amortization of pension and postretirement costs	24,179	6,862	17,317
All other	(74)	-	(74)
Other comprehensive (loss)	$(11,654)	$(3,287)	$(8,367)

(15)	Segment Information:

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

(16)	Quarterly Financial Data (Unaudited):

($ in thousands, except per share amounts)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$1,346,697	$1,322,255	$1,290,939	$1,283,152	$5,243,043
Operating income	250,593	238,280	180,291	230,457	899,621
Net income attributable to common shareholders of Frontier	54,711	32,261	20,395	42,247	149,614
Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.05	$0.03	$0.02	$0.04	$0.15

2010
Revenue	$519,849	$516,137	$1,402,968	$1,358,721	$3,797,675
Operating income	161,862	136,411	234,045	239,680	771,998
Net income attributable to common shareholders of Frontier	42,565	35,121	28,995	45,992	152,673
Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.14	$0.11	$0.03	$0.05	$0.23

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

We recognized $13.2 million ($8.2 million or $0.01 per share after tax), $20.3 million ($12.6 million or $0.01 per share after tax), $67.4 million ($41.6 million or $0.04 per share after tax) and $42.2 million ($26.1 million or $0.03 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2011, respectively.

We recognized $10.4 million ($6.5 million or $0.02 per share after tax), $37.0 million ($23.1 million or $0.08 per share after tax), $78.5 million ($49.1 million or $0.05 per share after tax), and $11.3 million ($7.0 million or $0.01 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2010, respectively.

(17)	Retirement Plans:

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

The discount rate is used to value, on a present value basis, our pension and other postretirement benefit obligations as of the balance sheet date. The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year. The measurement date used in the selection of our discount rate is the balance sheet date. Our discount rate assumption is determined annually with assistance from our independent actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds that approximate the benefit obligation. In making this determination we consider, among other things, the yields on the Citigroup Above-Median Pension Curve, the Towers-Watson Index, the general movement of interest rates and the changes in those rates from one period to the next. This rate can change from year-to-year based on market conditions that affect corporate bond yields. Our discount rate was 4.50% at year-end 2011, 5.25% at year-end 2010 and 5.75% at year-end 2009.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee.  Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments.  In 2011, 2010 and 2009, our expected long-term rate of return on plan assets was 8.00%.  For 2012, we will assume a rate of return of 7.75%.  Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations and fair values of plan assets as of December 31, 2011 and 2010 and the components of total periodic benefit cost for the years ended December 31, 2011, 2010 and 2009:

($ in thousands)	2011	2010

Change in projected benefit obligation (PBO)
PBO at beginning of year	$1,644,657	$890,576
PBO for plans of Acquired Business at contracted discount rate	-	581,256
Actuarial adjustment to PBO for plans of Acquired Business (1)	-	64,098
Service cost	38,879	21,169
Interest cost	84,228	67,735
Actuarial loss/(gain)	160,390	87,024
Benefits paid	(128,841)	(67,270)
Special termination benefits	-	69
PBO at end of year	$1,799,313	$1,644,657

Change in plan assets
Fair value of plan assets at beginning of year	$1,290,274	$608,625
Fair value of plan assets for Acquired Business as of
acquisition date	-	581,256
Actual return on plan assets	19,883	154,554
Employer contributions	76,674	13,109
Benefits paid	(128,841)	(67,270)
Fair value of plan assets at end of year	$1,257,990	$1,290,274

Funded status	$(541,323)	$(354,383)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits	$(541,323)	$(354,383)
Accumulated other comprehensive loss	$575,163	$349,264

(1) Represents the difference between the contracted discount rate agreed upon in the Transaction and the discount rate used by Frontier to value the liability on July 1, 2010 for financial reporting purposes.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during the second half of 2010 and assets of $106.9 million (including $18.9 million in earnings on the assets) were transferred into the Plan in August 2011.  The Plan has a receivable of $51.6 million as of December 31, 2011, that will be settled by the transfer of assets in 2012.

	Expected
($ in thousands)	2012	2011	2010	2009

Components of total periodic benefit cost
Service cost		$38,879	$21,169	$6,098
Interest cost on projected benefit obligation		84,228	67,735	52,127
Expected return on plan assets		(100,558)	(69,831)	(44,712)
Amortization of prior service cost/(credit)	$(199)	(199)	(199)	(255)
Amortization of unrecognized loss	31,147	15,364	27,393	27,144
Net periodic benefit cost		37,714	46,267	40,402
Special termination charge		-	69	1,567
Total periodic benefit cost		$37,714	$46,336	$41,969

We capitalized $10.2 million, $8.3 million and $7.5 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2011, 2010 and 2009, respectively, as the costs relate to our engineering and plant construction activities.

Based on current assumptions and plan asset values, we estimate that our 2012 pension and other postretirement benefit expenses will be approximately $75 million to $85 million before amounts capitalized into the cost of capital expenditures.

The plan’s weighted average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

	2011	2010
Asset category:
Equity securities	45%	50%
Debt securities	40%	39%
Alternative investments	14%	10%
Cash and other	1%	1%
Total	100%	100%

    The plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)

Year	Amount
2012	$103,863
2013	110,058
2014	116,938
2015	125,617
2016	129,057
2017 - 2021	687,871
Total	$1,273,404

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

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized.  An obligation of $58.1 million was recorded in our consolidated balance sheet as “Other liabilities” for $57.5 million and as “Other current liabilities” for $0.6 million and will be reduced as lease payments are made to the pension plan.

We made cash contributions of $13.1 million to the Plan during 2010.  No contributions were made to the Plan during 2009.  We expect that we will make a cash contribution to the Plan of approximately $60 million in 2012.

The accumulated benefit obligation for the Plan was $1,673.4 million and $1,372.6 million at December 31, 2011 and 2010, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2011	2010	2009
Discount rate - used at year end to value obligation	4.50%	5.25%	5.75%
Discount rate - used to compute annual cost	5.25%	5.75%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of increase in compensation levels	2.50%	3.00%	3.00%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets at December 31, 2011 and 2010 and the components of net periodic postretirement benefit costs for the years ended December 31, 2011, 2010 and 2009.

($ in thousands)	2011	2010

Change in benefit obligation

Benefit obligation at beginning of year	$478,576	$189,290
Benefit obligation for Acquired Business	-	285,451
Revision to the benefit obligation for Acquired Business	(125,445)	-
Service cost	8,958	7,956
Interest cost	17,722	17,883
Plan participants' contributions	4,389	3,976
Actuarial loss	22,564	16,670
Benefits paid	(15,168)	(14,719)
Plan change	-	(27,931)
Benefit obligation at end of year	$391,596	$478,576

Change in plan assets
Fair value of plan assets at beginning of year	$6,240	$8,028
Actual return on plan assets	219	600
Plan participants' contributions	4,389	3,976
Employer contribution	9,421	8,355
Benefits paid	(15,168)	(14,719)
Fair value of plan assets at end of year	$5,101	$6,240

Funded status	$(386,495)	$(472,336)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(9,117)	$(10,131)
Pension and other postretirement benefits	$(377,378)	$(462,205)
Accumulated other comprehensive loss	$41,811	$13,369

($ in thousands)	Expected
	2012	2011	2010	2009

Components of net periodic postretirement benefit cost
Service cost		$8,958	$7,956	$361
Interest cost on projected benefit obligation		17,722	17,883	11,017
Expected return on plan assets		(324)	(436)	(439)
Amortization of prior service cost/(credit)	$(10,010)	(10,198)	(8,157)	(7,751)
Amortization of unrecognized loss	7,642	4,424	4,917	5,041
Net periodic postretirement benefit cost		$20,582	$22,163	$8,229

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2011	2010	2009
Discount rate - used at year end to value obligation	4.50% - 4.75%	5.25%	5.75%
Discount rate - used to compute annual cost	5.25%	5.75%	6.50%
Expected long-term rate of return on plan assets	6.00% - 3.00%	6.00%	6.00%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)
	Gross	Medicare Part D
Year	Benefits	Subsidy	Total
2012	$13,211	$372	$12,839
2013	14,575	446	14,129
2014	15,955	537	15,418
2015	17,630	635	16,995
2016	19,412	737	18,675
2017 - 2021	122,665	6,051	116,614
Total	$203,448	$8,778	$194,670

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, an 8.0% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2017 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1.0 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $17.6 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(0.9) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(15.8) million.

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

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 and 2010 are as follows:

($ in thousands)	Pension Plan		OPEB
	2011	2010	2011	2010
Net actuarial loss	$574,998	$349,298	$82,841	$64,598
Prior service cost/(credit)	165	(34)	(41,030)	(51,229)
Total	$575,163	$349,264	$41,811	$13,369

The amounts recognized as a component of accumulated comprehensive income for the years ended December 31, 2011 and 2010 are as follows:

	Pension Plan		OPEB
($ in thousands)	2011	2010	2011	2010

Accumulated other comprehensive income at
beginning of year	$349,264	$374,157	$13,369	$21,554

Net actuarial gain (loss) recognized during year	(15,364)	(27,393)	(4,424)	(4,919)
Prior service (cost)/credit recognized during year	199	199	10,198	8,158
Net actuarial loss (gain) occurring during year	241,064	2,301	22,668	16,506
Prior service cost (credit) occurring during year	-	-	-	(27,930)
Net amount recognized in comprehensive income
for the year	225,899	(24,893)	28,442	(8,185)
Accumulated other comprehensive income at end
of year	$575,163	$349,264	$41,811	$13,369

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $22.2 million, $14.9 million and $4.4 million for 2011, 2010 and 2009, respectively. The amounts for 2011 and 2010 include employer contributions of $15.9 million and $10.6 million for certain former employees of the Acquired Business under three separate plans.

(18)	Fair Value of Financial Instruments:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables represent the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

Fair Value Measurements at December 31, 2011
		Quoted	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$34,087	$-	$34,087	$-
U.S. Government Obligations	120,802	-	120,802	-
Corporate and Other Obligations	323,075	-	323,075	-
Common Stock	251,776	251,776	-	-
Commingled Funds	99,063	-	61,869	37,194
Common/Collective Trust Funds	8,606	-	8,606	-
Interest in Registered Investment Companies	253,752	83,667	170,085	-
Interest in Limited Partnerships	104,033	-	-	104,033
Insurance Contracts	805	-	805	-
Other	141	-	141	-
Total investments, at fair value	$1,196,140	$335,443	$719,470	$141,227
Receivable for Plan Assets of Acquired Business	51,634
Receivable for Earnings on Plan Assets of Acquired Business	8,869
Interest and Dividends Receivable	2,835
Due from Broker for Securities Sold	30,085
Receivable Associated with Insurance Contract	7,727
Due to Broker for Securities Purchased	(39,300)
Total Plan Assets, at Fair Value	$1,257,990

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2010
		Quoted	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
($ in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$46,637	$-	$46,637	$-
U.S. Government Obligations	144,390	-	144,390	-
Corporate and Other Obligations	262,390	-	262,390	-
Common Stock	226,369	226,369	-	-
Commingled Funds	107,200	-	69,822	37,378
Common/Collective Trust Funds	38,092	-	38,092	-
Interest in Registered Investment Companies	268,694	103,472	165,222	-
Interest in Limited Partnerships	42,635	-	-	42,635
Insurance Contracts	900	-	900	-
Other	(494)	-	(494)	-
Total investments, at fair value	$1,136,813	$329,841	$726,959	$80,013
Receivable for Plan Assets of Acquired Business	142,472
Receivable for Earnings on Plan Assets of Acquired Business	24,453
Interest and Dividends Receivable	2,669
Due from Broker for Securities Sold	16,780
Receivable Associated with Insurance Contract	7,400
Due to Broker for Securities Purchased	(40,313)
Total Plan Assets, at Fair Value	$1,290,274

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2011 and 2010:

	For the year ended December 31, 2011
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$42,635	$37,378
Realized gains/(losses)	1,598	12
Unrealized gains/(losses)	305	(196)
Purchases and (sales), net	59,495	-
Balance, end of year	$104,033	$37,194

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the year ended December 31, 2010
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$ 29,727	$ 13,922
Realized gains/(losses)	(246)	-
Unrealized gains	1,531	2,456
Purchases and (sales), net	11,623	21,000
Balance, end of year	$ 42,635	$ 37,378

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2011:

	Fair Value	Redemption	Redemption	Liquidation
($ in thousands)		Frequency	Notice Period	Period
Commingled Funds
JPM Multi-Strat II C-A Ser 11-07 (a)	$37,194	Quarterly	65 Days	NA

Interest in Limited Partnerships
Morgan Stanley Institutional Cayman Fund LP (b)	30,954	Quarterly	60 Days	NA
MS IFHF SVP LP Cayman (b)	5,904	Through liquidation of underlying investments	None	2 years
MS IFHF SVP LP Alpha (b)	3,204	Through liquidation of underlying investments	None	2 years
RII World Timberfund, LLC (c)	5,851	Through liquidation of underlying investments	None	10 years
100 Comm Drive, LLC (d)	6,505	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (d)	4,805	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway LLC (d)	21,005	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (d)	25,805	Through liquidation of underlying investments	None	NA

Total Interest in Limited Partnerships	$104,033

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

(d)  The partnership invests in commercial real estate properties that are leased to the Company.  The leases are triple net, whereby the Company is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 requires entities to prepare new disclosures surrounding amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, as well as inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3, and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of activity in Level 3 fair value measurements.  These new and revised disclosures are required to be implemented for fiscal years beginning after December 15, 2010.  The adoption of the disclosure requirements of ASU No. 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

There have been no reclassifications of investments between Level 1, 2 or 3 assets during the years ended December 31, 2011 or 2010.

The fair value of our OPEB plan assets, which are all measured using Level 1 inputs, was $5.1 million and $6.2 million as of December 31, 2011 and 2010, respectively.

The following table summarizes the carrying amounts and estimated fair values for certain of our financial instruments at December 31, 2011 and 2010. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

($ in thousands)	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$ 8,205,841	$ 7,958,873	$ 7,983,614	$ 8,376,515

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(19)	Commitments and Contingencies:

We anticipate total capital expenditures for business operations of approximately $725 million to $775 million for 2012 related to our Frontier legacy properties and the Acquired Business.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company undertook activities to plan and implement systems conversions and other initiatives necessary to effectuate the closing (Phase 1).   The Company continues to engage in activities to enable the Company to implement its “go to market” strategy in its new markets and to complete the conversions of all the remaining systems into one platform (Phase 2).  In the fourth quarter of 2011, the Company converted the systems in four states of the Acquired Business to our legacy systems.  In addition, the Company converted all of the remaining Acquired Business onto the Company’s legacy financial, human resources and engineering systems.  The Company incurred $143.1 million of operating expenses for integration costs and $76.5 million in capital expenditures related to integration activities during 2011. The Company currently expects to incur operating expenses and capital expenditures of approximately $80 million and $40 million, respectively, in 2012 related to these Phase 2 initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015. To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $14.3 million as of December 31, 2011 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2011, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $144.7 million.  As of December 31, 2011, $43.0 million had been released from escrow.  As of December 31, 2011, the letter of credit had been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

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

We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record annual rental expense based on the total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2011 are as follows:

($ in thousands)	Operating
Leases

Year ending December 31:
2012	$ 66,000
2013	18,156
2014	15,861
2015	6,726
2016	4,325
Thereafter	17,434
Total minimum lease payments	$ 128,502

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $70.2 million, $48.5 million and $25.9 million, respectively.

We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2011, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in thousands)

Year	Amount
2012	$ 27,488
2013	24,739
2014	603
2015	603
2016	259
Thereafter	-
Total	$ 53,692

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987.  The agreement contains “step-up” provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2012 and remained in default for the duration of the contract (another 4 years), we estimate that our undiscounted purchase obligation for 2012 through 2015 would be approximately $316.1 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

At December 31, 2011, we have outstanding performance letters of credit as follows:

($ in thousands)

Public Service Commission of West Virginia	$ 100,000
CNA	43,409
State of New York	1,042
Other	705
Total	$ 145,156

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