Form 10-Q
period 2012-03-31
FRONTIER COMMUNICATIONS CORP
filed 2012-05-09
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2012 was 998,448,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	3

Consolidated Statements of Equity for the three months ended March 31, 2011, the nine months ended December 31, 2011 and the three months ended March 31, 2012	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4. Mine Safety Disclosure	37

Item 6. Exhibits	38

Signature	39

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$365,814	$326,094
Accounts receivable, less allowances of $104,125 and $107,048, respectively	525,252	585,157
Prepaid expenses	61,949	63,422
Income taxes and other current assets	264,161	264,357
Total current assets	1,217,176	1,239,030

Restricted cash	139,255	144,680
Property, plant and equipment, net	7,501,149	7,547,523
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,817,901	1,964,505
Other assets	205,050	196,311
Total assets	$17,218,250	$17,429,768

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$674,746	$94,016
Accounts payable	327,584	519,548
Advanced billings	150,174	152,784
Accrued other taxes	72,907	64,392
Accrued interest	212,107	169,340
Other current liabilities	138,699	152,136
Total current liabilities	1,576,217	1,152,216

Deferred income taxes	2,478,924	2,458,018
Pension and other postretirement benefits	929,210	918,701
Other liabilities	219,527	225,858
Long-term debt	7,614,392	8,205,841

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
998,512,000 and 995,128,000 outstanding, respectively, and
1,027,986,000 issued, at March 31, 2012 and December 31, 2011)	256,997	256,997
Additional paid-in capital	4,729,338	4,773,383
Retained earnings	153,638	226,721
Accumulated other comprehensive loss, net of tax	(382,696)	(386,963)
Treasury stock	(370,016)	(415,001)
Total shareholders' equity of Frontier	4,387,261	4,455,137
Noncontrolling interest in a partnership	12,719	13,997
Total equity	4,399,980	4,469,134
Total liabilities and equity	$17,218,250	$17,429,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
($ in thousands, except for per-share amounts)
(Unaudited)

	2012	2011

Revenue	$1,268,054	$1,346,697

Operating expenses:
Network access expenses	115,569	151,284
Other operating expenses	551,583	580,340
Depreciation and amortization	357,300	351,257
Integration costs	35,144	13,223
Total operating expenses	1,059,596	1,096,104

Operating income	208,458	250,593

Investment income	2,103	3,115
Other income, net	3,485	6,470
Interest expense	164,862	167,415

Income before income taxes	49,184	92,763
Income tax expense	18,694	36,567

Net income	30,490	56,196
Less: Income attributable to the noncontrolling interest in a partnership	3,722	1,485
Net income attributable to common shareholders of Frontier	$26,768	$54,711

Basic and diluted net income per common share attributable to common
shareholders of Frontier	$0.03	$0.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
($ in thousands)
(Unaudited)

	2012	2011

Net income	$30,490	$56,196
Other comprehensive income, net
of tax (see Note 15)	4,267	1,655
Comprehensive income	34,757	57,851

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(3,722)	(1,485)

Comprehensive income attributable to
the common shareholders of Frontier	$31,035	$56,366

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011, THE NINE MONTHS ENDED DECEMBER 31, 2011 AND THE THREE MONTHS ENDED MARCH 31, 2012
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2011	1,027,986	$256,997	$5,525,471	$77,107	$(229,549)	(34,131)	$(433,286)	$13,003	$5,209,743
Stock plans	-	-	(17,070)	-	-	1,370	18,591	-	1,521
Dividends on common stock	-	-	(186,605)	-	-	-	-	-	(186,605)
Net income	-	-	-	54,711	-	-	-	1,485	56,196
Other comprehensive income, net
of tax	-	-	-	-	1,655	-	-	-	1,655
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance March 31, 2011	1,027,986	256,997	5,321,796	131,818	(227,894)	(32,761)	(414,695)	12,988	5,081,010
Stock plans	-	-	11,369	-	-	(97)	(306)	-	11,063
Dividends on common stock	-	-	(559,782)	-	-	-	-	-	(559,782)
Net income	-	-	-	94,903	-	-	-	6,509	101,412
Other comprehensive income, net
of tax	-	-	-	-	(159,069)	-	-	-	(159,069)
Distributions	-	-	-	-	-	-	-	(5,500)	(5,500)
Balance December 31, 2011	1,027,986	256,997	4,773,383	226,721	(386,963)	(32,858)	(415,001)	13,997	4,469,134
Stock plans	-	-	(44,045)	-	-	3,384	44,985	-	940
Dividends on common stock	-	-	-	(99,851)	-	-	-	-	(99,851)
Net income	-	-	-	26,768	-	-	-	3,722	30,490
Other comprehensive income, net
of tax	-	-	-	-	4,267	-	-	-	4,267
Distributions	-	-	-	-	-	-	-	(5,000)	(5,000)
Balance March 31, 2012	1,027,986	$256,997	$4,729,338	$153,638	$(382,696)	(29,474)	$(370,016)	$12,719	$4,399,980

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
($ in thousands)
(Unaudited)

	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$30,490	$56,196
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	357,300	351,257
Stock based compensation expense	3,718	3,584
Pension/OPEB costs	12,403	11,279
Other non-cash adjustments	1,537	(2,999)
Deferred income taxes	15,764	27,744
Change in accounts receivable	59,905	30,996
Change in accounts payable and other liabilities	(102,042)	29,469
Change in prepaid expenses, income taxes and other current assets	3,438	6,588
Net cash provided by operating activities	382,513	514,114

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(208,522)	(203,534)
Capital expenditures - Integration activities	(15,731)	(5,578)
Cash transferred from escrow	5,425	3,349
Other assets purchased and distributions received, net	(5,918)	(6,556)
Net cash used by investing activities	(224,746)	(212,319)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(14,502)	(969)
Dividends paid	(99,851)	(186,605)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(3,694)	(6,102)
Net cash used by financing activities	(118,047)	(193,676)

Increase in cash and cash equivalents	39,720	108,119
Cash and cash equivalents at January 1,	326,094	251,263

Cash and cash equivalents at March 31,	$365,814	$359,382

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$118,524	$119,067
Income taxes (refunds)	$(369)	$8,946

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2012, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $29.7 million and $28.1 million, for the three months ended March 31, 2012 and 2011, respectively.

(c)	Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Our operating segments consist of the following regions: Central, Midwest, National, Northeast, Southeast and West.  Our operating segments are aggregated into one reportable segment.

The Company amortizes finite lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  The Company adopted ASU 2011-05 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

(3)   The Transaction:
On July 1, 2010, we acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Territories), including Internet access and long distance services and broadband video provided to designated customers in the Territories (the Acquired Business).  Frontier was considered the acquirer of the Acquired Business for accounting purposes.

We have accounted for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $35.1 million and $13.2 million of integration related costs in connection with the Transaction during the three months ended March 31, 2012 and 2011, respectively.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Retail and Wholesale	$575,474	$639,842
Other	53,903	52,363
Less: Allowance for doubtful accounts	(104,125)	(107,048)
Accounts receivable, net	$525,252	$585,157

Retail and wholesale accounts receivable and the allowance for doubtful accounts are presented net of a fair value adjustment of $9.8 million at December 31, 2011.  As of March 31, 2012, no further fair value adjustment is required. We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $16.6 million and $28.3 million for the three months ended March 31, 2012 and 2011, respectively.

Amounts for retail and wholesale accounts receivable as of December 31, 2011 have been revised to conform to the current presentation, reflecting a reduction of $31.0 million for customer volume discounts with a right of offset to the customer’s accounts receivable.  There was a similar reduction to other current liabilities in the balance sheet.

(5)   Property, Plant and Equipment:
        Property, plant and equipment is as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Property, plant and equipment	$13,779,230	$13,638,136
Less: Accumulated depreciation	(6,278,081)	(6,090,613)
Property, plant and equipment, net	$7,501,149	$7,547,523

Depreciation expense is principally based on the composite group method.  Depreciation expense was $210.3 million and $219.1 million for the three months ended March 31, 2012 and 2011, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   Goodwill and Other Intangibles:
The components of goodwill and other intangibles are as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Goodwill:	$6,337,719	$6,337,719

Other Intangibles:
Customer base	$2,697,763	$2,697,413
Software licenses	105,019	105,019
Trade name and license	135,285	135,285
Other intangibles	2,938,067	2,937,717
Less: Accumulated amortization	(1,120,166)	(973,212)
Total other intangibles, net	$1,817,901	$1,964,505

Amortization expense was $147.0 million and $132.2 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 included $136.5 million and $118.1 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on a fair value of $2.5 billion and a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $10.5 million and $14.1 million for the three months ended March 31, 2012 and 2011, respectively, for intangible assets (customer base and trade name) that were acquired in the acquisitions of Commonwealth Telephone Enterprises, Inc., Global Valley Networks, Inc. and GVN Services.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2012 and December 31, 2011.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in thousands)	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 7,614,392	$ 7,720,171	$ 8,205,841	$ 7,958,873

(8)Long-Term Debt:
 The activity in our long-term debt from December 31, 2011 to March 31, 2012 is summarized as follows:

		Three months ended
		March 31, 2012			Interest
					Rate* at
	December 31,		New	March 31,	March 31,
($ in thousands)	2011	Payments	Borrowings	2012	2012

Rural Utilities Service
Loan Contracts	$10,197	$(127)	$-	$10,070	6.15%

Senior Unsecured Debt	8,325,774	(14,375)	-	8,311,399	7.92%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$8,349,521	$(14,502)	$-	$8,335,019	7.92%

Less: Debt Discount	(49,664)			(45,881)
Less: Current Portion	(94,016)			(674,746)

	$8,205,841			$7,614,392

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at March 31, 2012 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

	March 31, 2012		December 31, 2011
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 1/15/2013	$580,724	6.250%	$580,724	6.250%
Due 5/1/2014	600,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	500,000	7.875%	500,000	7.875%
Due 10/14/2016 *	560,625	3.125% (Variable)	575,000	3.175% (Variable)
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,816,532		7,830,907

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%
Total	$8,311,399	7.92%	$8,325,774	7.93%

* Represents borrowings under the Credit Agreement with CoBank, as discussed below.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a credit agreement (the “Credit Agreement”) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The initial pricing on this facility is LIBOR plus 2.875% through September 30, 2012.  The maximum permitted leverage ratio is 4.5 times.

We have a $750.0 million revolving credit facility.  As of March 31, 2012, we had not made any borrowings utilizing this facility.  The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of March 31, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

As of March 31, 2012, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of March 31, 2012:
Principal
($ in thousands)	Payments

2012 (remaining nine months)	$79,514
2013	$638,767
2014	$658,017
2015	$858,049
2016	$345,466
2017	$1,100,501

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended
	March 31,
	2012	2011

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	3.6	3.8
All other, net	(0.6)	0.6
Effective tax rate	38.0%	39.4%

Income taxes for the three months ended March 31, 2011 includes the impact of a $1.1 million charge resulting from increases in certain state income tax rates.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $8.4 million as of March 31, 2012.

(10)  Net Income Per Common Share:
 The reconciliation of the net income per common share calculation is as follows:

	For the three months ended
($ and shares in thousands, except per share amounts)	March 31,
	2012	2011
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$26,768	$54,711

Less: Dividends paid on unvested restricted stock awards	(737)	(966)
Total basic and diluted net income attributable to common
shareholders of Frontier	$26,031	$53,745

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	995,897	994,547
Less: Weighted average unvested restricted stock awards	(7,024)	(4,798)
Total weighted average shares outstanding - basic	988,873	989,749

Net income per share attributable to common shareholders of Frontier	$0.03	$0.05

Diluted earnings per common share:
Total weighted average shares outstanding - basic	988,873	989,749
Effect of dilutive shares	12	1,213
Effect of dilutive stock units	623	474
Total weighted average shares outstanding - diluted	989,508	991,436

Net income per share attributable to common shareholders of Frontier	$0.03	$0.05

Stock Options
For the three months ended March 31, 2012 and 2011, options to purchase 895,000 shares (at exercise prices ranging from $8.19 to $14.15) and 1,115,000 shares (at exercise prices ranging from $10.44 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

In addition, for the three months ended March 31, 2012 and 2011, we have deducted the impact of dividends paid on unvested restricted stock awards from net income attributable to common shareholders of Frontier.

Stock Units
At March 31, 2012 and 2011, we had 623,121 and 473,940 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).

(11) Stock Plans:
At March 31, 2012, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (collectively, together with the 2009 Equity Incentive Plan, the EIP) and the Deferred Fee Plan. At March 31, 2012, there were 12,540,761 shares authorized for grant under these plans and 3,274,997 shares available for grant under two of the plans.

Performance Shares
On February 15, 2012, the Company’s Compensation Committee, in consultation with the other non-management directors of the Company’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the new Frontier Long-Term Incentive Plan (the “LTIP”). LTIP awards will be granted in the form of performance shares.  The LTIP is offered under the Company’s 2009 Equity Incentive Plan and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three-year performance period (a “Measurement Period”), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period.  The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on the Company’s total return to stockholders (i.e., Total Shareholder Return or “TSR”) relative to the Diversified Telecommunications Services Group (GICS Code 501010) for the three-year Measurement Period.  LTIP awards will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.  Operating cash flow performance will be determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award.

On February 15, 2012, the Compensation Committee granted 930,020 performance shares under the LTIP for the 2012-2014 Measurement Period and set the operating cash flow performance goal for the first year in that Measurement Period and the TSR modifier for the three-year Measurement Period.  Actual amounts earned will be subject to increase or decrease (including forfeiture of the entire award).  An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest.  The Compensation Committee will determine the number of shares earned for the 2012-2014 Measurement Period in February 2015.

Restricted Stock
The following summary presents information regarding unvested restricted stock as of March 31, 2012 and changes during the three months then ended with regard to restricted stock under the EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2012	4,847,000	$8.40	$24,962,000
Restricted stock granted	3,667,000	$4.22	$15,291,000
Restricted stock vested	(1,131,000)	$9.04	$4,716,000
Restricted stock forfeited	(13,000)	$7.64
Balance at March 31, 2012	7,370,000	$6.23	$30,732,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2012 was $37.3 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first three months of 2011 totaled 1,679,000.  The total fair value of shares granted and vested during the three months ended March 31, 2011 was approximately $13.8 million and $7.5 million, respectively.  The total fair value of unvested restricted stock at March 31, 2011 was $42.4 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2011 was $9.40.

Stock Options
The following summary presents information regarding outstanding stock options as of March 31, 2012 and changes during the three months then ended with regard to options under the EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2012	895,000	$9.94	1.3	$-
Options granted	-	$-	-
Options exercised	-	$-	-	$-
Options canceled, forfeited or lapsed	-	$-	-
Balance at March 31, 2012	895,000	$9.94	1.1	$-

Exercisable at March 31, 2012	895,000	$9.94	1.1	$-

There were no options granted during the first three months of 2011.  Cash received upon the exercise of options during the first three months of 2011 was $0.1 million.  The intrinsic value of the stock options outstanding and exercisable at March 31, 2011 was $11,000.

(12)  Segment Information:
We operate in one reportable segment.  Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent provider in its service areas.

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

(13)  Investment Income:
The components of investment income are as follows:

	For the three months ended March 31,
($ in thousands)	2012	2011

Interest and dividend income	$2,623	$2,731
Investment gain	-	552
Equity earnings (loss)	(520)	(168)
Total investment income	$2,103	$3,115

(14)  Other Income, Net:
The components of other income, net are as follows:

	For the three months ended March 31,
($ in thousands)	2012	2011

Gain on expiration/settlement of customer advances	$3,463	$6,337
All other, net	22	133
Total other income, net	$3,485	$6,470

(15)  Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax are as follows:

($ in thousands)	March 31, 2012	December 31, 2011

Pension costs	$567,427	$575,163
Postretirement costs	42,403	41,811
Deferred taxes on pension and OPEB costs	(227,283)	(230,161)
All other	149	150
	$382,696	$386,963

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our other comprehensive income for the three months ended March 31, 2012 and 2011 is as follows:

	2012
	Before-Tax	Tax Expense/	Net-of-Tax
($ in thousands)	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs	$7,145	$2,878	$4,267
All other	-	-	-
Other comprehensive income	$7,145	$2,878	$4,267

	2011
	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs	$3,334	$1,199	$2,135
All other	(750)	(270)	(480)
Other comprehensive income	$2,584	$929	$1,655

(16) Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended
	March 31,
	2012	2011
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$10,492	$9,615
Interest cost on projected benefit obligation	19,658	21,172
Expected return on plan assets	(24,089)	(25,589)
Amortization of prior service cost /(credit)	(50)	(50)
Amortization of unrecognized loss	7,787	4,435
Net periodic pension benefit cost	$13,798	$9,583

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,
	2012	2011
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,555	$4,228
Interest cost on projected benefit obligation	4,460	6,328
Expected return on plan assets	(55)	(82)
Amortization of prior service cost/(credit)	(2,503)	(2,550)
Amortization of unrecognized loss	1,911	1,499
Net periodic postretirement benefit cost	$6,368	$9,423

During the first three months of 2012 and 2011, we capitalized $4.2 million and $3.1 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2012 pension and OPEB expenses will be between $75 million and $85 million before amounts capitalized into the cost of capital expenditures (they were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures).  We expect to make net contributions to our pension plan of approximately $60 million in 2012. No contributions were made to our pension plan during the first three months of 2012.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during the second half of 2010 and assets of $106.9 million were transferred into the Plan in August 2011.  Additionally, $18.7 million of assets were transferred into the Plan during the first quarter of 2012.  The Plan has a receivable of $47.5 million as of March 31, 2012 that will be settled by the transfer of assets in 2012.

The Plan’s assets have increased from $1,258.0 million at December 31, 2011 to $1,315.5 million at March 31, 2012, an increase of $57.5 million, or 5%.  This increase is a result of $83.5 million of positive investment returns less benefit payments of $26.0 million during the first three months of 2012.

(17) Commitments and Contingencies:
We anticipate total capital expenditures for business operations of approximately $725 million to $775 million for 2012. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company has undertaken activities to plan and implement network and systems conversions as well as other initiatives to integrate the operations and reduce costs.  In the fourth quarter of 2011, the Company converted all of the remaining 13 states of the Acquired Business onto the Company’s legacy financial and human resources systems, and converted the operating systems in four states of the Acquired Business to our legacy systems.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company has completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $35.1 million of operating expenses for integration costs and $15.7 million in capital expenditures related to integration activities during the first three months of 2012.  For the full year of 2012, the Company currently expects to incur operating expenses and capital expenditures of approximately $80 million and $40 million, respectively, related to completing its integration and cost savings initiatives.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of March 31, 2012, we had expanded broadband availability in excess of 1 Mbps to 81% of the households throughout the acquired Territories, in excess of 3 Mbps to 77% of the households throughout the acquired Territories, and in excess of 4 Mbps to 67% of the households throughout the acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $6.4 million as of March 31, 2012 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2012, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $139.3 million. As of March 31, 2012, $48.4 million had been released from escrow.  In addition, as of March 31, 2012, the letter of credit had been reduced to $100.0 million.   The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

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

•	Reductions in the number of our access lines that cannot be offset by increases in broadband subscribers and sales of other products and services;

•	The effects of competition from cable, wireless and other wireline carriers;

•	Our ability to maintain relationships with customers, employees or suppliers;

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

•	The effects of increased medical and pension expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	Our ability to successfully renegotiate union contracts in 2012 and thereafter;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which would require us to make increased contributions to the pension plan in 2013 and beyond;

•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

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

•	The effects of severe weather events such as hurricanes, tornadoes, ice storms or other natural or man-made disasters.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview
See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Transaction.

As a result of the Transaction, the Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities, operating in 27 states, and the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.2 million access lines, 1.8 million broadband connections and 15,500 employees as of March 31, 2012.

Expected Cost Savings Resulting from the Transaction
Based on current estimates and assumptions, we expect to achieve cost savings as a result of the Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions, information technology and network systems to cover certain former Acquired Business functions and systems, (2) by in-sourcing certain functions formerly provided by third-party service providers to the Acquired Business and (3) by achieving improved efficiencies and more favorable rates with third-party vendors.

We estimate that our annualized cost savings will reach approximately $650 million by the end of 2012.  Our first quarter 2012 savings from our targeted initiatives list (which includes, but is not limited to, network cost savings, contractor reductions, cancellation or reduction of vendor services, benefit changes and real estate savings) was approximately $13 million and combined with the savings achieved in 2011 of $156 million, or $248 million on an annualized basis, and the savings achieved in 2010 of approximately $152 million, or $304 million on an annualized basis, equates to an annualized cost savings run rate of approximately $604 million as of the end of the first quarter of 2012.

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

Regulatory Developments
On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changes how federal subsidies will be calculated and disbursed, with this change being phased in beginning in 2012. These changes will transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which will support broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I is making available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier is eligible to receive approximately $72 million of the total $300 million CAF Phase I interim support. The USF/ICC Report and Order requires carriers receiving the CAF Phase I interim support to deploy broadband to locations that are currently unserved, within 3 years of receipt of the funds, based on an FCC formula that utilizes the National Broadband Map and includes carrier certification requirements. By July 24, 2012, Frontier will need to notify the FCC and appropriate state commissions of its intent to accept those funds and identify the unserved locations to be served by the funds. The $72 million in incremental CAF Phase I support is expected to be accounted for as Contributions in Aid of Construction.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of traffic, will transition over a number of years beginning in mid-2012 to a near zero rate for terminating traffic by 2017. Carriers will be able to recover a portion of those revenues through end user rates and other replacement support mechanisms. Effective December 29, 2011, the USF/ICC Report & Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the USF/ICC Report & Order. Accordingly, Frontier cannot fully predict the long-term impact at this time but believes that the USF/ICC Report & Order will provide a more stable regulatory framework.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(a)  Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents aggregating $365.8 million (excluding restricted cash of $139.3 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the three months ended March 31, 2012, we used cash flow from operations and cash on hand to fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We have a revolving credit facility with a line of credit of $750.0 million that provides sufficient flexibility to meet our liquidity needs.  As of March 31, 2012, we had not made any borrowings utilizing this facility.

At March 31, 2012, we had a working capital deficiency of $359.0 million, which includes the classification of debt maturing in the first quarter of 2013 of $580.7 million as a current liability.  We had a working capital surplus of $221.7 million at March 31, 2012, after excluding this debt classification as a current liability in the balance sheet.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, pay our integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2012.  Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.  The Board reduced the dividend in order to strengthen our balance sheet and improve operational and financial flexibility.  However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.   As of March 31, 2012, we had approximately $79.5 million of debt maturing during the last nine months of 2012 and approximately $638.8 million and $658.0 million of debt maturing in 2013 and 2014, respectively.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.   As of March 31, 2012, we had expanded broadband availability in excess of 1 Mbps to 81% of the households throughout the acquired Territories, in excess of 3 Mbps to 77% of the households throughout the acquired Territories, and in excess of 4 Mbps to 67% of the households throughout the acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $62.9 million and an associated liability of $6.4 million as of March 31, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2012, $48.4 million had been released from escrow.  In addition, as of March 31, 2012, the letter of credit had been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $131.6 million, or 26%, for the three months ended March 31, 2012, as compared with the prior year period.  The decrease was primarily the result of large cash settlements of accounts payable due to the timing of vendor payments during the first quarter of 2012.  In addition, our accounts payable balances at December 31, 2011, were unusually high due to our systems conversion and broadband build activities in the second half of 2011.

We received tax refunds of $0.4 million during the first three months of 2012.  We expect that in 2012 our cash taxes for the full year will be approximately $25 million.

In connection with the Transaction, the Company continues to undertake a variety of activities to integrate systems and implement other initiatives.   As a result of the Transaction, the Company incurred $35.1 million of costs related to integration activities during the first three months of 2012, as compared to $13.2 million of integration costs during the first three months of 2011.     The Company estimates operating expenses related to its final integration activities in 2012 to be approximately $80 million.

Cash Flows used by Investing Activities

Capital Expenditures
For the three months ended March 31, 2012 and 2011, our capital expenditures were $224.3 million (including $15.7 million of integration–related capital expenditures) and $209.1 million (including $5.6 million of integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to be approximately $725 million to $775 million for 2012.  We anticipate capital expenditures for our final integration activities in 2012 to be approximately $40 million.

Cash Flows used by Financing Activities

Debt Reduction
During the first three months of 2012 and 2011, we retired an aggregate principal amount of $14.5 million and $1.0 million, respectively, of debt consisting of $14.4 million and $0.7 million, respectively, of senior unsecured debt and $0.1 million and $0.3 million, respectively, of rural utilities service loan contracts.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Bank Financing
The Company has a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The initial pricing on this facility is LIBOR plus 2.875% through September 30, 2012.  The maximum permitted leverage ratio is 4.5 times.

Credit Facility
We have a $750.0 million revolving credit facility. As of March 31, 2012, we had not made any borrowings utilizing this facility. The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of March 31, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.  At March 31, 2012, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.17 times.

The Credit Agreement, the Revolving Credit Agreement, the Letter of Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of March 31, 2012, we were in compliance with all of our debt and credit facility covenants.

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

The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for rural ILEC properties, the Company’s overall financial performance and the market prices for the Company’s common stock, and the potential that changes in such circumstances might have on the valuation of the Company’s intangible assets.  If our intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company during the first three months of 2012, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

Fair Value Measurements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  The Company adopted ASU 2011-05 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

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

Revenue for the three months ended March 31, 2012 decreased $78.6 million, or 6%, to $1,268.1 million as compared with the three months ended March 31, 2011.  This decline during the first three months of 2012 is a result of decreases in the number of residential and business customers, switched access, data services and video revenue, each as described in more detail below.

Switched access and subsidy revenue of $148.3 million represented 12% of our revenues for the first quarter ended March 31, 2012.  Switched access revenue was $70.3 million for the first quarter ended March 31, 2012, or 6% of our revenues, down from $86.9 million, or 6% of our revenues, for the first quarter ended March 31, 2011.   Subsidy revenue was $78.0 million for the first quarter ended March 31, 2012, or 6% of our revenues, down slightly from $79.3 million, or 6% of our revenues, for the first quarter ended March 31, 2011.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2012.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  We lost access lines primarily because of competition (due to changing technology and consumer behavior such as wireless substitution), economic conditions, and by the loss of second lines upon the addition of broadband service.  We lost approximately 102,100 access lines (net) during the three months ended March 31, 2012, or 8% on an annual basis, comparable to the 136,800 access lines (net) lost during the three months ended March 31, 2011, or 9% on an annual basis.  In addition, in our normal course of business, we proactively remove access lines when we upgrade business customers and when we convert our dial up customers to digital phone.  As a result, some of these access line losses are not indicative of a loss of revenue or customers.  Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

During the three months ended March 31, 2012, the Company added approximately 11,700 broadband subscribers (net).  In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase broadband subscribers during the remainder of 2012.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that  presents customer counts, average monthly revenue, products per customer and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 9% decline in residential customers and the 8% decline in total access lines, customer revenue (all revenue except switched access and subsidy revenue) declined in the first quarter of 2012 by only 5% as compared to the prior year period.   The decline in customers and access lines was partially offset by increased penetration of additional products sold to both residential and business customers.  A substantial further loss of customers and access lines, combined with increased competition and the other factors discussed herein may cause our revenue, profitability and cash flows to decrease in the remainder of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase	As of	% Increase
	March 31, 2012	December 31, 2011	(Decrease)	March 31, 2011	(Decrease)
Access lines:
Residential	3,196,951	3,267,487	(2%)	3,521,710	(9%)
Business	1,967,877	1,999,429	(2%)	2,087,254	(6%)
Total access lines	5,164,828	5,266,916	(2%)	5,608,964	(8%)

Broadband subscribers	1,775,853	1,764,160	1%	1,730,336	3%
Video subscribers	561,878	557,527	1%	546,404	3%

		For the three months ended March 31,
				$ Increase	% Increase
		2012	2011	(Decrease)	(Decrease)
	Revenue (in 000's):
	Residential	$534,836	$589,166	$(54,330)	(9%)
	Business	584,873	591,310	(6,437)	(1%)
	Customer revenue	1,119,709	1,180,476	(60,767)	(5%)

	Switched access and subsidy	148,345	166,221	(17,876)	(11%)
	Total revenue	$1,268,054	$1,346,697	$(78,643)	(6%)

	Switched access minutes of use
	(in millions)	4,517	5,000		(10%)
	Average monthly total revenue per
	access line	$81.04	$79.07		2%
	Average monthly customer revenue
	per access line	$71.56	$69.31		3%

		As of or for the three months ended March 31,
					% Increase
		2012	2011		(Decrease)
	Residential customer metrics:
	Customers	3,038,918	3,338,306		(9%)
	Revenue (in 000's)	$534,836	$589,166		(9%)
	Products per residential customer (1)	2.50	2.35		6%
	Average monthly residential
	revenue per customer (2)	$57.06	$57.36		(1%)
	Customer monthly churn	1.56%	1.79%		(13%)

	Business customer metrics:
	Customers	302,142	333,396		(9%)
	Revenue (in 000's)	$584,873	$591,310		(1%)
	Average monthly business
	revenue per customer	$637.07	$582.10		9%

(1)
Products per residential customer: primary residential voice line, broadband and video products have a value of 1. Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.

(2)	Calculation excludes the Mohave Cellular Limited Partnership.

REVENUE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Local and long distance services	$572,162	$635,114	$(62,952)	(10%)
Data and internet services	450,670	458,527	(7,857)	(2%)
Other	96,877	86,835	10,042	12%
Customer revenue	1,119,709	1,180,476	(60,767)	(5%)
Switched access and subsidy	148,345	166,221	(17,876)	(11%)
Total revenue	$1,268,054	$1,346,697	$(78,643)	(6%)

Local and Long Distance Services
Local and long distance services revenue for the three months ended March 31, 2012 decreased $63.0 million, or 10%, to $572.2 million, as compared with the three months ended March 31, 2011 primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Local and enhanced services revenue for 2012 decreased $47.2 million, or 9%, to $462.6 million primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.  Long distance services revenue for 2012 decreased $15.8 million, or 13%, to $109.6 million primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services
Data and internet services revenue for the three months ended March 31, 2012 decreased $7.9 million, or 2%, to $450.7 million, as compared with the three months ended March 31, 2011, primarily due to higher promotional discounts, customer credits and competitive pricing.  Data services revenue decreased $11.5 million to $200.8 million, for the three months ended March 31, 2012, as compared with the same period of 2011, primarily due to higher promotional discounts, customer credits and declines resulting from changes in billing cycles for customers in the recently converted nine states.  As of March 31, 2012, the number of the Company’s broadband subscribers increased by approximately 45,500, or 3%, since March 31, 2011.  Data and internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue increased $3.6 million, to $249.9 million, in the three months ended March 31, 2012, as compared with the comparable period of 2011.

Data and internet services revenue for the three months ended March 31, 2012 decreased $14.2 million, or 3%, to $450.7 million, as compared with the three months ended December 31, 2011, primarily due to one-time items including carrier disputes, credits and declines resulting from changes in billing cycles for customers in the recently converted nine states.

Other
Other revenue for the three months ended March 31, 2012 increased $10.0 million, or 12%, to $96.9 million, as compared with the three months ended March 31, 2011.  All other revenue, except for directory services revenue, for the three months ended March 31, 2012 of $74.6 million, increased $12.6 million, or 20%, as compared to the prior period, primarily due to lower bad debt expenses that are charged against revenue and higher wireless revenue, partially offset by the reduction in customers for FiOS video service.  Directory services revenue for the three months ended March 31, 2012 of $22.3 million decreased $2.6 million, or 10%, as compared with the same period of 2011, primarily due to a decline in yellow pages advertising.

Other revenue for the three months ended March 31, 2012 increased $18.5 million, or 24%, to $96.9 million, as compared with the three months ended December 31, 2011, primarily due to lower bad debt expenses resulting from favorable cash collections and higher late payment fees.

Switched Access and Subsidy
Switched access and subsidy revenue for the three months ended March 31, 2012 decreased $17.9 million, or 11%, to $148.3 million, as compared with the three months ended March 31, 2011.  Switched access revenue of $70.3million decreased $16.6 million, or 19%, as compared to the same period of 2011, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $29.7 million, for the three months ended March 31, 2012 of $78.0 million, decreased $1.3 million, or 2%, as compared with the same period of 2011, primarily due to decreased support for the Federal Universal Service Fund and the Federal High Cost Fund.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $38.1 million, $10.2 million and $29.7 million, respectively, and $78.0 million in total, or 6% of our revenues, for the three months ended March 31, 2012.  Total federal and state subsidies and surcharges were $79.3 million, or 6% of our revenues, for the three months ended March 31, 2011.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changes how federal subsidies will be calculated and disbursed, with this change being phased in beginning in 2012. These changes will transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which will support broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I is making available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier is eligible to receive approximately $72 million of the total $300 million CAF Phase I interim support. The USF/ICC Report and Order requires carriers receiving the CAF Phase I interim support to deploy broadband to locations that are currently unserved, within 3 years of receipt of the funds, based on an FCC formula that utilizes the National Broadband Map and includes carrier certification requirements. By July 24, 2012, Frontier will need to notify the FCC and appropriate state commissions of its intent to accept those funds and identify the unserved locations to be served by the funds. The $72 million in incremental CAF Phase I support is expected to be accounted for as Contributions in Aid of Construction.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of traffic, will transition over a number of years beginning in mid-2012 to a near zero rate for terminating traffic by 2017. Carriers will be able to recover a portion of those revenues through end user rates and other replacement support mechanisms. Effective December 29, 2011, the USF/ICC Report & Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the USF/ICC Report & Order. Accordingly, Frontier cannot fully predict the long-term impact at this time but believes that the USF/ICC Report & Order will provide a more stable regulatory framework.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Network access	$115,569	$151,284	$(35,715)	(24%)

Network access expenses for the three months ended March 31, 2012 decreased $35.7 million, or 24%, to $115.6 million, as compared with the three months ended March 31, 2011, primarily due to reduced data network and backbone costs, reflecting cost synergies realized in moving traffic onto the Frontier legacy backbone, and decreased long distance carriage costs in 2012.  Network access expenses also included promotional gift costs of $9.8 million in the first quarter of 2011 for various broadband and video subscriber promotions.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Wage and benefit expenses	$292,595	$284,866	$7,729	3%
All other operating expenses	258,988	295,474	(36,486)	(12%)
	$551,583	$580,340	$(28,757)	(5%)

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2012 increased $7.7 million, or 3%, to $292.6 million (including $6.5 million of severance and early retirement costs in 2012 related to 219 employees), as compared to the three months ended March 31, 2011, primarily due to higher costs for compensation and certain other benefits.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended March 31, 2012 and 2011 were approximately $10.7 million and $7.9 million, respectively.  Pension costs include pension expense of $13.8 million and $9.6 million, less amounts capitalized into the cost of capital expenditures of $3.1 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

Based on current assumptions and plan asset values, we estimate that our 2012 pension and other postretirement benefit expenses (which were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures) will be approximately $75 million to $85 million for Frontier before amounts capitalized into the cost of capital expenditures.  We expect to make net contributions to our pension plan of approximately $60 million in 2012.   No contributions were made to our pension plan during the first three months of 2012.

All other operating expenses
All other operating expenses for the three months ended March 31, 2012 decreased $36.5 million, or 12%, to $259.0 million, as compared with the three months ended March 31, 2011, primarily due to lower computer costs, outside service fees, facilities and office services.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Depreciation expense	$ 210,346	$219,081	$ (8,735)	(4%)
Amortization expense	146,954	132,176	14,778	11%
	$ 357,300	$351,257	$ 6,043	2%

Depreciation and amortization expense for the three months ended March 31, 2012 increased $6.0 million, or 2%, to $357.3 million, as compared to the three months ended March 31, 2011, primarily due to higher amortization expense associated with the accelerated write-off of software licenses as a result of the system conversions, partially offset by lower depreciation expense due to changes in the remaining useful lives of certain assets.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2011 and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2011.  Our “composite depreciation rate” for plant assets was 6.4% as a result of the study.  We anticipate depreciation expense of approximately $830 million to $850 million for 2012.

Amortization expense for the three months ended March 31, 2012 and 2011 included $136.5 million and $118.1 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $420 million for 2012.

INTEGRATION COSTS

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Integration costs	$ 35,144	$13,223	$ 21,921	166%

Integration costs include expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company has completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $35.1 million and $13.2 million of operating expenses and $15.7 million and $5.6 million in capital expenditures related to integration activities during the first three months of 2012 and 2011, respectively.  The Company currently expects to incur operating expenses and capital expenditures for the full year of 2012 related to completing its integration and cost savings initiatives of approximately $80 million and $40 million, respectively, including the amounts incurred during the first three months of 2012.

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Investment income	$2,103	$3,115	$(1,012)	(32%)
Other income, net	$3,485	$6,470	$(2,985)	(46%)
Interest expense	$164,862	$167,415	$(2,553)	(2%)
Income tax expense	$18,694	$36,567	$(17,873)	(49%)

Investment Income
Investment income for the three months ended March 31, 2012 decreased $1.0 million to $2.1 million, as compared with the three months ended March 31, 2011, primarily due to decreases of $0.4 million in equity earnings and $0.6 million in investment gains during the first quarter of 2012 as compared with the first quarter of the prior year.

Our average cash balances were $346.0 million and $305.3 million for the three months ended March 31, 2012 and 2011, respectively.  Our average restricted cash balance was $142.0 million and $185.8 million for the three months ended March 31, 2012 and 2011, respectively.

Other Income, Net
Other income, net for the three months ended March 31, 2012 decreased $3.0 million to $3.5 million, as compared with the three months ended March 31, 2011, primarily due to a decrease of $2.9 million in the settlement of customer advances as compared with the first quarter of the prior year.

Interest expense
Interest expense for the three months ended March 31, 2012 decreased $2.6 million, or 2%, to $164.9 million, as compared with the three months ended March 31, 2011.  Interest expense for the three months ended March 31, 2012 and 2011, included $71.1 million, associated with the assumed debt from the Transaction.  Our average debt outstanding was $8,342.3 million and $8,326.5 million for the three months ended March 31, 2012 and 2011, respectively.  Our composite average borrowing rate as of March 31, 2012 and 2011 was 7.92% and 8.01%, respectively.

Income tax expense
Income tax expense for the three months ended March 31, 2012 decreased $17.9 million, or 49%, to $18.7 million, as compared with the three months ended March 31, 2011, primarily due to lower pretax income.  The effective tax rate for the first three months of 2012 and 2011 was 38.0% and 39.4%, respectively.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $8.4 million as of March 31, 2012.

We received $0.4 million in cash tax refunds during the three months ended March 31, 2012, as compared to the payment of $8.9 million in cash taxes during the three months ended March 31, 2011. We expect that our cash tax payments for the full year of 2012 will be approximately $25 million.  Our 2012 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the first quarter of 2012 was $26.8 million, or $0.03 per share, as compared to $54.7 million, or $0.05 per share, in the first quarter of 2011.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of March 31, 2012 was approximately 93% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2012.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $560.6 million of our outstanding borrowings at March 31, 2012 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at March 31, 2012, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At March 31, 2012, the fair value of our long-term debt was estimated to be approximately $7.7 billion, based on our overall weighted average borrowing rate of 7.92% and our overall weighted average maturity of approximately 9 years. As of March 31, 2012, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2011.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2012 is limited to our pension assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have increased from $1,258.0 million at December 31, 2011 to $1,315.5 million at March 31, 2012, an increase of $57.5 million, or 5%.  This increase is a result of $83.5 million of positive investment returns less benefit payments of $26.0 million during the first three months of 2012.  We expect to make net contributions to our pension plan of approximately $60 million in 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2012, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2012.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business.  Accordingly, certain changes have been made to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.Legal Proceedings

See Note 17 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no changes to the Risk Factors described in Part 1 “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

We have a significant amount of goodwill and other intangible assets on our balance sheet.  If our goodwill or other intangible assets become impaired, we may be required to record a non-cash charge to earnings and reduce our stockholders’ equity.

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable.  The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for rural ILEC properties, the Company’s overall financial performance, and the market prices for the Company’s common stock, and the potential that changes in such circumstances might have on the valuation of the Company’s intangible assets, including goodwill.  If our intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2012 to January 31, 2012
Employee Transactions (1)	1,346	$5.23

February 1, 2012 to February 29, 2012
Employee Transactions (1)	266,191	$4.58

March 1, 2012 to March 31, 2012
Employee Transactions (1)	2,197	$4.47

Totals January 1, 2012 to March 31, 2012
Employee Transactions (1)	269,734	$4.58

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.      Exhibits

(a)	Exhibits:
	10.1	Change in Control Letter Agreement, dated April 27, 2012, between the Company and Daniel J. McCarthy.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: May 9, 2012