Form 10-Q/A
period 2012-03-31
FRONTIER COMMUNICATIONS CORP
filed 2012-05-09
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Frontier Communications Corporation for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 9, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in extensible business reporting language (“XBRL”).

No other changes have been made to the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

_____________________________________________
By: /s/ Susana D’Emic
Susana D’Emic
Senior Vice President and Controller

Date: May 9, 2012

Exhibit Index

Exhibit Number
10.1	*	Change in Control Letter Agreement, dated April 27, 2012, between the Company and Daniel J. McCarthy.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.PRE	**	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	**	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	**	XBRL Taxonomy Label Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed with original Form 10-Q on May 9, 2012.
**XBRL information is furnished herewith and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.