Form 10-Q
period 2012-06-30
FRONTIER COMMUNICATIONS CORP
filed 2012-08-03
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of July 27, 2012 was 998,525,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011	3

Consolidated Statements of Equity for the six months ended June 30, 2011, the six months ended December 31, 2011 and the six months ended June 30, 2012	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

Part II. Other Information

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Mine Safety Disclosure	41

Item 6. Exhibits	42

Signature	43

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$410,014	$326,094
Accounts receivable, less allowances of $112,768 and $107,048, respectively	545,818	585,157
Prepaid expenses	63,474	63,422
Income taxes and other current assets	279,473	264,357
Total current assets	1,298,779	1,239,030

Restricted cash	105,591	144,680
Property, plant and equipment, net	7,481,896	7,547,523
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,719,434	1,964,505
Other assets	202,176	196,311
Total assets	$17,145,595	$17,429,768

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$616,575	$94,016
Accounts payable	314,706	519,548
Advanced billings	147,641	152,784
Accrued other taxes	71,388	64,392
Accrued interest	166,272	169,340
Other current liabilities	222,970	152,136
Total current liabilities	1,539,552	1,152,216

Deferred income taxes	2,491,867	2,458,018
Pension and other postretirement benefits	908,976	918,701
Other liabilities	203,059	225,858
Long-term debt	7,670,517	8,205,841

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
998,501,000 and 995,128,000 outstanding, respectively, and
1,027,986,000 issued, at June 30, 2012 and December 31, 2011)	256,997	256,997
Additional paid-in capital	4,732,393	4,773,383
Retained earnings	71,776	226,721
Accumulated other comprehensive loss, net of tax	(377,129)	(386,963)
Treasury stock	(369,142)	(415,001)
Total shareholders' equity of Frontier	4,314,895	4,455,137
Noncontrolling interest in a partnership	16,729	13,997
Total equity	4,331,624	4,469,134
Total liabilities and equity	$17,145,595	$17,429,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
($ in thousands, except for per-share amounts)
(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$1,258,777	$1,322,255	$2,526,831	$2,668,952

Operating expenses:
Network access expenses	115,433	126,629	231,002	277,913
Other operating expenses	539,911	578,096	1,091,494	1,158,436
Depreciation and amortization	307,047	358,986	664,347	710,243
Integration costs	28,602	20,264	63,746	33,487
Total operating expenses	990,993	1,083,975	2,050,589	2,180,079

Operating income	267,784	238,280	476,242	488,873

Investment income	9,991	175	12,094	3,290
Losses on early extinguishment of debt	(70,818)	-	(70,818)	-
Other income (loss), net	(1,187)	(557)	2,298	5,913
Interest expense	172,054	166,864	336,916	334,279

Income before income taxes	33,716	71,034	82,900	163,797
Income tax expense	11,717	37,190	30,411	73,757

Net income	21,999	33,844	52,489	90,040
Less: Income attributable to the noncontrolling interest in a partnership	4,010	1,583	7,732	3,068
Net income attributable to common shareholders of Frontier	$17,989	$32,261	$44,757	$86,972

Basic and diluted net income per share attributable to common
shareholders of Frontier	$0.02	$0.03	$0.04	$0.09

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
($ in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Net income	$21,999	$33,844	$52,489	$90,040
Other comprehensive income, net
of tax (see Note 15)	5,567	3,335	9,834	4,990
Comprehensive income	27,566	37,179	62,323	95,030

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(4,010)	(1,583)	(7,732)	(3,068)

Comprehensive income attributable to
the common shareholders of Frontier	$23,556	$35,596	$54,591	$91,962

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011, THE SIX MONTHS ENDED DECEMBER 31, 2011 AND
THE SIX MONTHS ENDED JUNE 30, 2012
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2011	1,027,986	$256,997	$5,525,471	$77,107	$(229,549)	(34,131)	$(433,286)	$13,003	$5,209,743
Stock plans	-	-	(13,338)	-	-	1,379	19,025	-	5,687
Dividends on common stock	-	-	(373,215)	-	-	-	-	-	(373,215)
Net income	-	-	-	86,972	-	-	-	3,068	90,040
Other comprehensive income, net
of tax	-	-	-	-	4,990	-	-	-	4,990
Distributions	-	-	-	-	-	-	-	(3,000)	(3,000)
Balance June 30, 2011	1,027,986	256,997	5,138,918	164,079	(224,559)	(32,752)	(414,261)	13,071	4,934,245
Stock plans	-	-	7,637	-	-	(106)	(740)	-	6,897
Dividends on common stock	-	-	(373,172)	-	-	-	-	-	(373,172)
Net income	-	-	-	62,642	-	-	-	4,926	67,568
Other comprehensive income, net
of tax	-	-	-	-	(162,404)	-	-	-	(162,404)
Distributions	-	-	-	-	-	-	-	(4,000)	(4,000)
Balance December 31, 2011	1,027,986	256,997	4,773,383	226,721	(386,963)	(32,858)	(415,001)	13,997	4,469,134
Stock plans	-	-	(40,990)	-	-	3,373	45,859	-	4,869
Dividends on common stock	-	-	-	(199,702)	-	-	-	-	(199,702)
Net income	-	-	-	44,757	-	-	-	7,732	52,489
Other comprehensive income, net
of tax	-	-	-	-	9,834	-	-	-	9,834
Distributions	-	-	-	-	-	-	-	(5,000)	(5,000)
Balance June 30, 2012	1,027,986	$256,997	$4,732,393	$71,776	$(377,129)	(29,485)	$(369,142)	$16,729	$4,331,624

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
($ in thousands)
(Unaudited)

	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$52,489	$90,040
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	664,347	710,243
Stock based compensation expense	7,775	7,677
Pension/OPEB costs	27,853	16,560
Losses on early extinguishment of debt	70,818	-
Other non-cash adjustments	8,386	(6,735)
Deferred income taxes	27,158	51,133
Change in accounts receivable	31,696	29,705
Change in accounts payable and other liabilities	(136,003)	(49,414)
Change in prepaid expenses, income taxes and other current assets	3,274	15,022
Net cash provided by operating activities	757,793	864,231

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(376,073)	(414,039)
Capital expenditures - Integration activities	(27,940)	(18,986)
Cash transferred from escrow	39,089	12,364
Other assets purchased and distributions received, net	(12,085)	(7,289)
Net cash used by investing activities	(377,009)	(427,950)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	500,000	-
Financing costs paid	(10,288)	-
Long-term debt payments	(536,968)	(78,024)
Premium paid to retire debt	(52,078)	-
Dividends paid	(199,702)	(373,215)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	2,172	(3,633)
Net cash used by financing activities	(296,864)	(454,872)

Increase/(Decrease) in cash and cash equivalents	83,920	(18,591)
Cash and cash equivalents at January 1,	326,094	251,263

Cash and cash equivalents at June 30,	$410,014	$232,672

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$328,771	$328,728
Income taxes (refunds)	$(208)	$27,203

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2012, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $28.8 million and $26.1 million, and $58.5 million and $54.2 million, for the three and six months ended June 30, 2012 and 2011, respectively.

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

(2)    Recent Accounting Literature:

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively, and was effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, and was effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  The Company adopted ASU 2011-05 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

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

We have accounted for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $28.6 million and $20.3 million, and $63.7 million and $33.5 million of integration related costs in connection with the Transaction during the three and six months ended June 30, 2012 and 2011, respectively.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	June 30, 2012	December 31, 2011

Retail and Wholesale	$606,209	$639,842
Other	52,377	52,363
Less: Allowance for doubtful accounts	(112,768)	(107,048)
Accounts receivable, net	$545,818	$585,157

Retail and wholesale accounts receivable and the allowance for doubtful accounts are presented net of a fair value adjustment of $9.8 million at December 31, 2011.  No further fair value adjustment was required as of the quarter ended March 31, 2012. We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $24.1 million and $18.1 million, and $40.7 million and $46.4 million for the three and six months ended June 30, 2012 and 2011, respectively.

Amounts for retail and wholesale accounts receivable as of December 31, 2011 have been revised to conform to the current presentation, reflecting a reduction of $31.0 million for customer volume discounts with a right of offset to the customer’s accounts receivable.  There was a similar reduction to other current liabilities in the balance sheet.

(5)Property, Plant and Equipment:
Property, plant and equipment, net is as follows:

($ in thousands)	June 30, 2012	December 31, 2011

Property, plant and equipment	$13,962,614	$13,638,136
Less: Accumulated depreciation	(6,480,718)	(6,090,613)
Property, plant and equipment, net	$7,481,896	$7,547,523

Depreciation expense is principally based on the composite group method.  Depreciation expense was $208.5 million and $225.4 million, and $418.9 million and $444.5 million for the three and six months ended June 30, 2012 and 2011, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)    Goodwill and Other Intangibles:
The components of goodwill and other intangibles, net are as follows:

($ in thousands)	June 30, 2012	December 31, 2011

Goodwill:	$6,337,719	$6,337,719

Other Intangibles:
Customer base	$2,697,763	$2,697,413
Software licenses	105,019	105,019
Trade name and license	135,285	135,285
Other intangibles	2,938,067	2,937,717
Less: Accumulated amortization	(1,218,633)	(973,212)
Total other intangibles, net	$1,719,434	$1,964,505

Amortization expense was $98.5 million and $133.6 million, and $245.5 million and $265.8 million for the three and six months ended June 30, 2012 and 2011, respectively. Amortization expense primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a fair value of $2.5 billion and a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $10.2 million and $27.4 million for the six months ended June 30, 2012 and 2011, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in March 2012.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2012 and December 31, 2011.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2012		December 31, 2011
	Carrying		Carrying
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 7,670,517	$ 7,768,998	$ 8,205,841	$ 7,958,873

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)Long-Term Debt:
The activity in our long-term debt from December 31, 2011 to June 30, 2012 is summarized as follows:

		Six months ended
		June 30, 2012			Interest
					Rate* at
	December 31,		New	June 30,	June 30,
($ in thousands)	2011	Payments	Borrowings	2012	2012

Rural Utilities Service
Loan Contracts	$10,197	$(687)	$-	$9,510	6.15%

Senior Unsecured Debt	8,325,774	(536,281)	500,000	8,289,493	7.90%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

TOTAL LONG-TERM DEBT	$8,349,521	$(536,968)	$500,000	$8,312,553	7.90%

Less: Debt Discount	(49,664)			(25,461)
Less: Current Portion	(94,016)			(616,575)

	$8,205,841			$7,670,517

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at June 30, 2012 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

	June 30, 2012		December 31, 2011
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes:
Due 1/15/2013	$522,693	6.250%	$580,724	6.250%
Due 5/1/2014	200,000	8.250%	600,000	8.250%
Due 3/15/2015	300,000	6.625%	300,000	6.625%
Due 4/15/2015	450,500	7.875%	500,000	7.875%
Due 10/14/2016 *	546,250	3.115% (Variable)	575,000	3.175% (Variable)
Due 4/15/2017	1,100,000	8.250%	1,100,000	8.250%
Due 10/1/2018	600,000	8.125%	600,000	8.125%
Due 3/15/2019	434,000	7.125%	434,000	7.125%
Due 4/15/2020	1,100,000	8.500%	1,100,000	8.500%
Due 7/1/2021	500,000	9.250%	-	-
Due 4/15/2022	500,000	8.750%	500,000	8.750%
Due 1/15/2027	345,858	7.875%	345,858	7.875%
Due 2/15/2028	200,000	6.730%	200,000	6.730%
Due 10/15/2029	50,000	8.400%	50,000	8.400%
Due 8/15/2031	945,325	9.000%	945,325	9.000%
	7,794,626		7,830,907

Debentures:
Due 11/1/2025	138,000	7.000%	138,000	7.000%
Due 8/15/2026	1,739	6.800%	1,739	6.800%
Due 10/1/2034	628	7.680%	628	7.680%
Due 7/1/2035	125,000	7.450%	125,000	7.450%
Due 10/1/2046	193,500	7.050%	193,500	7.050%
	458,867		458,867
Subsidiary Senior
Notes due 12/1/2012	36,000	8.050%	36,000	8.050%
Total	$8,289,493	7.90%	$8,325,774	7.93%

* Represents borrowings under the Credit Agreement with CoBank.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount, and commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the "2014 Notes") and its 7.875% Senior Notes due 2015 (the "April 2015 Notes" and, together with the 2014 Notes, the "Notes") that it could purchase for up to $500 million in cash.  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

On June 1, 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes tendered for total consideration of $446.0 million.  On June 18, 2012, Frontier accepted for purchase $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of $54.0 million.  Frontier used proceeds from the sale of its previously announced offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes. As a result of the successful tender offer, the amount of 2014 Notes and April 2015 Notes outstanding as of June 30, 2012 were $200.0 million and $450.5 million, respectively.

In connection with our tender offer and repurchase of the Notes, the Company recognized a loss of $69.2 million on the early extinguishment of debt during the second quarter of 2012.  We also recognized a loss of $1.6 million during the second quarter of 2012 for $58.0 million in open market repurchases of our 6.25% Senior Notes due 2013.

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

We have a $750.0 million revolving credit facility.  As of June 30, 2012, we had not made any borrowings utilizing this facility.  The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of June 30, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of June 30, 2012:

Principal
($ in thousands)	Payments

2012 (remaining six months)	$64,939
2013	$580,585
2014	$257,916
2015	$808,442
2016	$345,466
2017	$1,100,501

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Reversal of tax credits	-	14.8	-	6.4
State income tax provisions, net of federal income
tax benefit	1.5	3.5	2.7	3.8
All other, net	(1.7)	(0.9)	(1.0)	(0.2)
Effective tax rate	34.8%	52.4%	36.7%	45.0%

Income taxes for the three and six months ended June 30, 2011 includes the impact of a $10.5 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $14 million as of June 30, 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)Net Income Per Common Share:
  The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the six months ended
($ and shares in thousands, except per share amounts)	June 30,		June 30,
	2012	2011	2012	2011
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$17,989	$32,261	$44,757	$86,972

Less: Dividends paid on unvested restricted stock awards	(735)	(955)	(1,472)	(1,921)
Total basic and diluted net income attributable to common
shareholders of Frontier	$17,254	$31,306	$43,285	$85,051

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	998,462	994,482	996,989	994,413
Less: Weighted average unvested restricted stock awards	(7,279)	(5,125)	(7,120)	(4,933)
Total weighted average shares outstanding - basic	991,183	989,357	989,869	989,480

Net income per share attributable to common shareholders of Frontier	$0.02	$0.03	$0.04	$0.09

Diluted earnings per common share:
Total weighted average shares outstanding - basic	991,183	989,357	989,869	989,480
Effect of dilutive shares	-	805	10	1,446
Effect of dilutive stock units	-	-	704	442
Total weighted average shares outstanding - diluted	991,183	990,162	990,583	991,368

Net income per share attributable to common shareholders of Frontier	$0.02	$0.03	$0.04	$0.09

Stock Options
For the three and six months ended June 30, 2012 and 2011, options to purchase 557,000 shares (at exercise prices ranging from $8.19 to $14.15) and 577,000 shares (at exercise prices ranging from $9.52 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units
At June 30, 2012 and 2011, we had 704,527 and 442,212 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).

(11) Stock Plans:
At June 30, 2012, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP) and the Deferred Fee Plan. At June 30, 2012, there were 12,540,761 shares authorized for grant and 3,281,422 shares available for grant under the 2009 Equity Incentive Plan (the 2009 EIP) and the Directors’ Equity Plan.

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

For the six months ended June 30, 2012, the Company recognized an expense of $0.2 million for the LTIP.

Restricted Stock
The following summary presents information regarding unvested restricted stock as of June 30, 2012 and changes during the six months then ended with regard to restricted stock under the 2009 EIP:

		Weighted
		Average
	Number of	Grant Date		Aggregate
	Shares	Fair Value		Fair Value
Balance at January 1, 2012	4,847,000	$8.40	$	$ 24,962,000
Restricted stock granted	3,816,000	$4.19		$14,615,000
Restricted stock vested	(1,173,000)	$8.99		$4,493,000
Restricted stock forfeited	(250,000)	$6.15
Balance at June 30, 2012	7,240,000	$6.17		$27,730,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2012 was $33.0 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first six months of 2011 totaled 1,712,000.  The total fair value of shares granted and vested during the six months ended June 30, 2011 was approximately $13.8 million and $7.9 million, respectively.  The total fair value of unvested restricted stock at June 30, 2011 was $41.0 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2011 was $9.40.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The following summary presents information regarding outstanding stock options as of June 30, 2012 and changes during the six months then ended with regard to options under the 2000 EIP and the 2009 EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2012	895,000	$9.94	1.3	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(338,000)	$8.19
Balance at June 30, 2012	557,000	$11.01	1.4	$-

Exercisable at June 30, 2012	557,000	$11.01	1.4	$-

There were no options granted during the first six months of 2011.  There were 10,000 options exercised during that period with cash received of $0.1 million.  There was no intrinsic value of the stock options outstanding and exercisable at June 30, 2011.

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

(13)  Investment Income:
The components of investment income are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2012	2011	2012	2011

Interest and dividend income	$213	$153	$2,836	$2,884
Investment gain	9,780	519	9,780	1,071
Equity earnings (loss)	(2)	(497)	(522)	(665)
Total investment income	$9,991	$175	$12,094	$3,290

During the second quarter of 2012, we recognized a gain of $9.8 million associated with cash received in connection with our previously written-off investment in Adelphia.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  Other Income (Loss), Net:
The components of other income (loss), net are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2012	2011	2012	2011

Gain on expiration/settlement of customer advances	$-	$-	$3,463	$6,337
All other, net	(1,187)	(557)	(1,165)	(424)
Total other income (loss), net	$(1,187)	$(557)	$2,298	$5,913

(15)  Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax are as follows:

	June 30,	December 31,
($ in thousands)	2012	2011

Pension costs	$559,690	$575,163
Postretirement costs	42,995	41,811
Deferred taxes on pension and OPEB costs	(225,704)	(230,161)
All other	148	150
	$377,129	$386,963

Our other comprehensive income for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the three months ended June 30,
	2012			2011
	Before-Tax	Tax Expense/	Net-of-Tax	Before-Tax	Tax Expense/	Net-of-Tax
($ in thousands)	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs	$7,145	$1,578	$5,567	$3,335	$-	$3,335
All other	-	-	-	270	270	-
Other comprehensive income	$7,145	$1,578	$5,567	$3,605	$270	$3,335

	For the six months ended June 30,
	2012			2011
	Before-Tax	Tax Expense/	Net-of-Tax	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs	$14,290	$4,456	$9,834	$6,669	$1,199	$5,470
All other	-	-	-	(480)	-	(480)
Other comprehensive income	$14,290	$4,456	$9,834	$6,189	$1,199	$4,990

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$10,492	$9,615	$20,984	$ 19,230
Interest cost on projected benefit obligation	19,658	21,172	39,316	42,344
Expected return on plan assets	(24,089)	(25,589)	(48,178)	(51,178)
Amortization of prior service cost /(credit)	(50)	(50)	(100)	(100)
Amortization of unrecognized loss	7,787	4,435	15,574	8,870
Net periodic pension benefit cost	$13,798	$9,583	$27,596	$ 19,166

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,555	$4,228	$5,110	$ 8,456
Interest cost on projected benefit obligation	4,460	6,328	8,920	12,656
Expected return on plan assets	(55)	(82)	(110)	(164)
Amortization of prior service cost/(credit)	(2,503)	(2,550)	(5,006)	(5,100)
Amortization of unrecognized loss	1,911	1,499	3,822	2,998
Net periodic postretirement benefit cost	$6,368	$9,423	$12,736	$ 18,846

During the first six months of 2012 and 2011, we capitalized $8.0 million and $6.8 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2012 pension and OPEB expenses will be between $75 million and $85 million before amounts capitalized into the cost of capital expenditures (they were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures).   We expect to make net contributions to our pension plan of approximately $30 million to $40 million in 2012, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during the second half of 2010 and assets of $106.9 million were transferred into the Plan in August 2011.  Additionally, $25.5 million of assets were transferred into the Plan during the first half of 2012.

The Plan’s assets have increased from $1,258.0 million at December 31, 2011 to $1,271.6 million at June 30, 2012, an increase of $13.6 million, or 1%.  This increase is a result of positive investment returns, cash contributions, and additional asset transfers from Verizon for a combined total of $95.9 million, less benefit payments of $82.3 million during the first six months of 2012.

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

In connection with the Transaction, the Company has undertaken activities to plan and implement network and systems conversions as well as other initiatives to integrate the operations and reduce costs.  In the fourth quarter of 2011, the Company converted all of the remaining 13 states of the Acquired Business onto the Company’s legacy financial and human resources systems, and converted the operating systems in four states of the Acquired Business to our legacy systems.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $63.7 million of operating expenses for integration costs and $27.9 million in capital expenditures related to integration activities during the first six months of 2012.  For the full year of 2012, the Company currently expects to incur operating expenses and capital expenditures of approximately $80 million and $40 million, respectively, related to completing its integration and cost savings initiatives.  Our integration costs and related capital expenditures will be completed by the end of 2012.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of June 30, 2012, we had expanded broadband availability in excess of 1 Mbps to 83% of the households throughout the acquired Territories, in excess of 3 Mbps to 79% of the households throughout the acquired Territories, and in excess of 4 Mbps to 69% of the households throughout the acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $47.6 million and an associated liability of $3.3 million as of June 30, 2012 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2012, the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $105.6 million. As of June 30, 2012, $82.1 million had been released from escrow.  In addition, as of June 30, 2012, the letter of credit had been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contract, billing disputes, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which Frontier is entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2012 and remained in default for the duration of the contract (another 4 years), we estimate that our undiscounted purchase obligation for 2012 through 2015 would be approximately $316.1 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•
The effects of technological changes and competition on our capital expenditures and product and service offerings, including the lack of assurance that our network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

•	The effects of increased medical, pension and postemployment expenses and related funding requirements;

•	Changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	Our ability to successfully renegotiate union contracts in 2012 and thereafter;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2013 and beyond;

•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

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

The Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities.  The Company operates in 27 states, and is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with approximately 5.1 million access lines, 1.8 million broadband connections and 15,300 employees as of June 30, 2012.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We estimate that our annualized cost savings will reach approximately $650 million by the end of 2012.  Our second quarter 2012 savings from our targeted initiatives list (which includes, but is not limited to, cancellation or reduction of vendor services, network cost savings, contractor reductions, benefit changes and real estate savings) was approximately $9 million and combined with the savings achieved in the first quarter of 2012 of approximately $13 million, the savings achieved in 2011 and 2010, equates to an annualized cost savings run rate of approximately $640 million as of the end of the second quarter of 2012.

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

Regulatory Developments
On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive approximately $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served by the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,876 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement/spend/enable these 92,876 households no later than July 24, 2015.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.

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

With the initial implementation commencing in July 2012, we expect that the third quarter’s impact will be as follows:  switched access revenues will decline due to the lower rates, local voice revenues will increase as Frontier plans to increase charges to residential and business end users to the extent permitted by the USF/ICC Report & Order and Federal universal receipts will increase as Frontier will be eligible for support to replace a portion of the access reductions above the amount eligible to be recovered from end users.  We do not expect the initial implementation to have a material impact on our revenues.  In addition, the amounts we pay to third party carriers for long distance carriage costs that are included in our network access expenses will be reduced, and partially offset the immaterial decline in our revenues.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(a)  Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents aggregating $410.0 million (excluding restricted cash of $105.6 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the six months ended June 30, 2012, we used cash flow from operations, cash on hand and debt proceeds to fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

As discussed below, in June 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes and $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of approximately $500 million.  Frontier used proceeds from the sale of its previously announced offering of $500 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.  As a result of the successful tender offer, the amount of 2014 Notes and April 2015 Notes outstanding as of June 30, 2012 were $200.0 million and $450.5 million, respectively.

We have a revolving credit facility with a line of credit of $750.0 million that provides sufficient flexibility to meet our liquidity needs.  As of June 30, 2012, we had not made any borrowings utilizing this facility.

At June 30, 2012, we had a working capital deficiency of $240.8 million, which includes the classification of certain debt maturing in the first quarter of 2013 of $522.7 million as a current liability.  We had a working capital surplus of $281.9 million at June 30, 2012, after excluding this debt classification as a current liability in the balance sheet.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, pay our integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2012. However, a number of factors, including but not limited to, losses of access lines, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of June 30, 2012, we had approximately $64.9 million of debt maturing during the last six months of 2012 and approximately $580.6 million and $257.9 million of debt maturing in 2013 and 2014, respectively.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.   As of June 30, 2012, we had expanded broadband availability in excess of 1 Mbps to 83% of the households throughout the acquired Territories, in excess of 3 Mbps to 79% of the households throughout the acquired Territories, and in excess of 4 Mbps to 69% of the households throughout the acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $47.6 million and an associated liability of $3.3 million as of June 30, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2012, $82.1 million had been released from escrow.  In addition, as of June 30, 2012, the letter of credit had been reduced to $100.0 million.  The aggregate amount of these escrow accounts and the letter of credit has decreased and will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $106.4 million, or 12%, for the six months ended June 30, 2012, as compared with the prior year period.  The decrease was primarily the result of large cash settlements of accounts payable due to the timing of vendor payments during the first quarter of 2012.  In addition, our accounts payable balances at December 31, 2011, were unusually high due to our systems conversion and broadband build activities in the second half of 2011.

We received $0.2 million in cash tax refunds, net during the first six months of 2012.  We expect that in 2012 our cash taxes for the full year will be approximately $25 million.

In connection with the Transaction, the Company continues to undertake a variety of activities to integrate systems and implement other initiatives.  As a result of the Transaction, the Company incurred $63.7 million of costs related to integration activities during the first six months of 2012, as compared to $33.5 million of integration costs during the first six months of 2011.  The Company estimates operating expenses related to its final integration activities in 2012 to be approximately $80 million.

Cash Flows used by Investing Activities

Capital Expenditures
For the six months ended June 30, 2012 and 2011, our capital expenditures were $404.0 million (including $27.9 million of integration–related capital expenditures) and $433.0 million (including $19.0 million of integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to be approximately $725 million to $775 million for 2012.  We anticipate capital expenditures for our final integration activities in 2012 to be approximately $40 million.  Our capital expenditure spending is projected to decrease in 2013 with the completion of all state and federal geographic broadband expansion requirements put in place for the approval of the Transaction.

Cash Flows used by Financing Activities

Debt Issuance and Reduction
During the first six months of 2012 and 2011, we retired an aggregate principal amount of $537.0 million and $78.0 million, respectively, of debt consisting of $536.3 million and $77.5 million, respectively, of senior unsecured debt and $0.7 million and $0.5 million, respectively, of rural utilities service loan contracts.

On May 17, 2012, we completed a registered offering of $500.0 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount, and commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the “2014 Notes”) and its 7.875% Senior Notes due 2015 (the “April 2015 Notes” and, together with the 2014 Notes, the “Notes”) that it could purchase for up to $500 million in cash.  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

On June 1, 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes tendered for total consideration of $446 million. On June 18, 2012, the Company accepted for purchase $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of $54 million.  We used proceeds from the sale of our previously announced offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes. The repurchases in the debt tender offer for the Notes resulted in a loss on the early extinguishment of debt of $69.2 million, which we recognized in the second quarter of 2012. We also recognized a loss of $1.6 million during the second quarter of 2012 for $58.0 million in open market repurchases of our 6.25% Senior Notes due 2013.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Credit Facility
We have a $750.0 million revolving credit facility. As of June 30, 2012, we had not made any borrowings utilizing this facility. The terms of the credit facility are set forth in the Revolving Credit Agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of June 30, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility will be available for general corporate purposes but may not be used to fund dividend payments.

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

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.  At June 30, 2012, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.17 times.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Credit Agreement, the Revolving Credit Agreement, the Letter of Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of June 30, 2012, we were in compliance with all of our debt and credit facility covenants.

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

The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for rural ILEC properties, the Company’s overall financial performance and the market prices for the Company’s common stock, and the potential impact that changes in such circumstances might have on the valuation of the Company’s goodwill or other intangible assets.  If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

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

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company during the first six months of 2012, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

Fair Value Measurements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASC Topic 820).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively, and was effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), “Comprehensive Income: Presentation of Comprehensive Income,” (ASC Topic 220).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, and was effective for interim and annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12 that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05.  The Company adopted ASU 2011-05 in the first quarter of 2012 with no impact on our financial position, results of operations or cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations
REVENUE

Revenue is generated primarily through the provision of local, network access, long distance, data, video and internet services.  Such revenues are generated through either a monthly recurring fee or a fee based on usage and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Revenue for the three months ended June 30, 2012 decreased $63.5 million, or 5%, to $1,258.8 million as compared with the three months ended June 30, 2011.  Revenue for the six months ended June 30, 2012 decreased $142.1 million, or 5%, to $2,526.8 million as compared with the six months ended June 30, 2011.  The declines during both the second quarter and first six months of 2012 are a result of decreases in the number of residential and business customers, switched access, data services and video revenue, each as described in more detail below.

Switched access and subsidy revenue of $295.2 million represented 12% of our revenues for the six months ended June 30, 2012. Switched access revenue was $142.0 million for the six months ended June 30, 2012, or 6% of our revenues, down from $171.7 million, or 6% of our revenues, for the six months ended June 30, 2011.   Subsidy revenue was $153.3 million for the six months ended June 30, 2012, or 6% of our revenues, up slightly from $152.4 million, or 6% of our revenues, for the six months ended June 30, 2011.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2012.

Change in the number of our access lines is one metric that is important to our revenue and profitability.  We lost access lines primarily because of competition (due to changing technology and consumer behavior such as wireless substitution), economic conditions, and by the loss of second lines upon the addition of broadband service.  We lost approximately 92,700 access lines (net) during the second quarter of 2012 as compared to the 102,100 access lines (net) lost in the first quarter of 2012.  We lost approximately 194,800 access lines (net) during the six months ended June 30, 2012, or 8% on an annual basis, as compared to the 255,800 access lines (net) lost during the six months ended June 30, 2011, or 9% on an annual basis.  In addition, in our normal course of business, we proactively remove access lines when we upgrade business customers and when we convert our dial up customers to broadband.  As a result, some of these access line losses are not indicative of a loss of revenue or customers.  Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

During the six months ended June 30, 2012, the Company added approximately 17,100 broadband subscribers (net).  The Company’s broadband customer base grew by 5,400 during the second quarter of 2012.   In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to increase broadband subscribers during the remainder of 2012.

While the number of access lines is an important metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue, products per customer and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  As a result of the 8% decline in residential customers and the 9% decline in business customers since June 30, 2011, customer revenue (all revenue except switched access and subsidy revenue) declined in the first six months of 2012 by 5% as compared to the prior year period.   The decline in customers was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers, combined with increased competition and the other factors discussed herein, may cause our revenue, profitability and cash flows to decrease in the remainder of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase
	June 30, 2012	June 30, 2011	(Decrease)
Access lines:
Residential	3,130,090	3,428,911	(9%)
Business	1,942,013	2,060,951	(6%)
Total access lines	5,072,103	5,489,862	(8%)

Broadband subscribers	1,781,295	1,738,670	2%
Video subscribers	568,154	554,218	3%

		For the three months ended June 30,				For the six months ended June 30,
				$ Increase	% Increase			$ Increase	% Increase
		2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
	Revenue (in 000's):
	Residential	$535,089	$576,304	$(41,215)	(7%)	$1,069,925	$1,165,470	$(95,545)	(8%)
	Business	576,791	588,106	(11,315)	(2%)	1,161,664	1,179,416	(17,752)	(2%)
	Customer revenue	1,111,880	1,164,410	(52,530)	(5%)	2,231,589	2,344,886	(113,297)	(5%)

	Switched access and subsidy	146,897	157,845	(10,948)	(7%)	295,242	324,066	(28,824)	(9%)
	Total revenue	$1,258,777	$1,322,255	$(63,478)	(5%)	$2,526,831	$2,668,952	$(142,121)	(5%)

	Switched access minutes of
	use (in millions)	4,771	4,785		0%	9,288	9,785		(5%)
	Average monthly total revenue
	per access line	$81.98	$79.42		3%	$81.49	$79.22		3%
	Average monthly customer
	revenue per access line	$72.41	$69.94		4%	$71.97	$69.60		3%

		As of or for the three months ended June 30,				As of or for the six months ended June 30,
					% Increase				% Increase
		2012	2011		(Decrease)	2012	2011		(Decrease)
	Residential customer metrics:
	Customers	2,978,896	3,251,959		(8%)	2,978,896	3,251,959		(8%)
	Revenue (in 000's)	$535,089	$576,304		(7%)	$1,069,925	$1,165,470		(8%)
	Products per residential customer (1)	2.51	2.40		5%	2.51	2.40		5%
	Average monthly residential
	revenue per customer (2)	$58.19	$57.71		1%	$57.61	$57.51		0%
	Customer monthly churn	1.63%	1.66%		(2%)	1.60%	1.73%		(8%)

	Business customer metrics:
	Customers	296,458	326,763		(9%)	296,458	326,763		(9%)
	Revenue (in 000's)	$576,791	$588,106		(2%)	$1,161,664	$1,179,416		(2%)
	Average monthly business
	revenue per customer	$642.38	$593.90		8%	$639.33	$587.37		9%

(1)
 Products per residential customer: primary residential voice line, broadband and video products have a value of 1. Long distance, Frontier Secure, second lines, feature packages and dial-up have a value of 0.5.

(2)	Calculation excludes the Mohave Cellular Limited Partnership.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Local and long distance services	$559,837	$ 617,744	$ (57,907)	(9%)
Data and internet services	454,706	461,599	(6,893)	(1%)
Other	97,337	85,067	12,270	14%
Customer revenue	1,111,880	1,164,410	(52,530)	(5%)
Switched access and subsidy	146,897	157,845	(10,948)	(7%)
Total revenue	$1,258,777	$ 1,322,255	$ (63,478)	(5%)

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Local and long distance services	$1,131,999	$ 1,252,858	$ (120,859)	(10%)
Data and internet services	905,376	920,126	(14,750)	(2%)
Other	194,214	171,902	22,312	13%
Customer revenue	2,231,589	2,344,886	(113,297)	(5%)
Switched access and subsidy	295,242	324,066	(28,824)	(9%)
Total revenue	$2,526,831	$ 2,668,952	$ (142,121)	(5%)

Local and Long Distance Services
Local and long distance services revenue for the three and six months ended June 30, 2012 decreased $57.9 million, or 9%, to $559.8 million, and $120.9 million, or 10%, to $1,132.0 million, respectively, as compared with the three and six months ended June 30, 2011 primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.

Local and enhanced services revenue for the three and six months ended June 30, 2012 decreased $44.3 million, or 9%, to $453.0 million, and $91.6 million, or 9%, to $915.6 million, respectively, primarily due to the continued loss of access lines and, to a lesser extent, decreases in private line services and feature packages.  Long distance services revenue for the three and six months ended June 30, 2012 decreased $13.6 million, or 11%, to $106.8 million, and $29.3 million, or 12%, to $216.4 million, respectively, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services
Data and internet services revenue for the three and six months ended June 30, 2012 decreased $6.9 million, or 1%, to $454.7 million, and $14.8 million, or 2%, to $905.4 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to higher promotional discounts and customer credits.  Data services revenue decreased $3.0 million to $209.3 million, and $14.5 million to $410.1 million, respectively, for the three and six months ended June 30, 2012, as compared with the same periods of 2011, primarily due to higher promotional discounts and customer credits.   As of June 30, 2012, the number of the Company’s broadband subscribers increased by approximately 42,600, or 2%, since June 30, 2011.  Data and internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue decreased $3.9 million to $245.4 million, and $0.3 million to $495.3 million, respectively, for the three and six months ended June 30, 2012, as compared with the comparable periods of 2011 due to volume discount pricing reductions.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other
Other revenue for the three and six months ended June 30, 2012 increased $12.3 million, or 14%, to $97.3 million, and $22.3 million, or 13%, to $194.2 million, respectively, as compared with the three and six months ended June 30, 2011.  Other revenue for the three months ended June 30, 2012 increased as compared to the comparable prior period, primarily due to higher service activation fees and higher wireless revenue, partially offset by the reduction in customers for FiOS video service and lower directory services revenue.  Other revenue for the six months ended June 30, 2012 increased as compared to the comparable prior period, primarily due to higher service activation fees, lower bad debt expenses that are charged against revenue and higher wireless revenue, partially offset by the reduction in customers for FiOS video service and lower directory services revenue.

Switched Access and Subsidy
Switched access and subsidy revenue for the three and six months ended June 30, 2012 decreased $10.9 million, or 7%, to $146.9 million, and $28.8 million, or 9%, to $295.2 million, respectively, as compared with the three and six months ended June 30, 2011.  Switched access revenue of $71.6 million and $142.0 million, respectively, decreased $13.1 million, or 15%, and $29.7 million, or 17%, respectively, as compared to the same periods of 2011, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $28.8 million and $58.5 million, respectively, for the three and six months ended June 30, 2012 of $75.3 million and $153.3 million, respectively, increased $2.2 million, or 3%, and $0.9 million, or 1%, respectively, as compared with the same periods of 2011, primarily due to increased support for the Federal Universal Service Fund and local switching.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $74.8 million, $20.0 million and $58.5 million, respectively, and $153.3 million in total, or 6% of our revenues, for the six months ended June 30, 2012.  Total federal and state subsidies and surcharges were $152.4 million, or 6% of our revenues, for the six months ended June 30, 2011.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive approximately $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served by the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,876 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement/spend/enable these 92,876 households no later than July 24, 2015.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.

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

With the initial implementation commencing in July 2012, we expect that the third quarter’s impact will be as follows:  switched access revenues will decline due to the lower rates, local voice revenues will increase as Frontier plans to increase charges to residential and business end users to the extent permitted by the USF/ICC Report & Order and Federal universal receipts will increase as Frontier will be eligible for support to replace a portion of the access reductions above the amount eligible to be recovered from end users.  We do not expect the initial implementation to have a material impact on our revenues.  In addition, the amounts we pay to third party carriers for long distance carriage costs that are included in our network access expenses will be reduced, and partially offset the immaterial decline in our revenues.

PART I. FINANCIAL INFORMATION (Continued)
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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Network access	$ 115,433	$ 126,629	$ (11,196)	(9%)

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Network access	$ 231,002	$ 277,913	$ (46,911)	(17%)

Network access expenses for the three and six months ended June 30, 2012 decreased $11.2 million, or 9%, to $115.4 million, and $46.9 million, or 17%, to $231.0 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to reduced data network and backbone costs, reflecting cost synergies realized in moving traffic onto the Frontier legacy backbone, and decreased long distance carriage costs in 2012.  Network access expenses also included promotional gift costs of $0.7 million and $10.5 million, respectively, in the second quarter and first half of 2011 for various broadband and video subscriber promotions.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Wage and benefit expenses	$ 294,663	$ 284,847	$ 9,816	3%
All other operating expenses	245,248	293,249	(48,001)	(16%)
	$ 539,911	$ 578,096	$ (38,185)	(7%)

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Wage and benefit expenses	$ 587,258	$ 569,713	$ 17,545	3%
All other operating expenses	504,236	588,723	(84,487)	(14%)
	$ 1,091,494	$ 1,158,436	$ (66,942)	(6%)

Wage and benefit expenses
Wage and benefit expenses for the three and six months ended June 30, 2012 increased $9.8 million, or 3%, to $294.7 million, and $17.5 million, or 3%, to $587.3 million, respectively, (including $8.0 million and $11.0 million of severance and early retirement costs for the six month periods in 2012 and 2011, respectively, related to 304 and 240 employees), as compared to the three and six months ended June 30, 2011, primarily due to higher costs for compensation and certain other benefits resulting from higher average employee headcount.  We expect headcount to decline on a go forward basis since the systems conversions are finished and the additional employees hired to help us are no longer needed.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended June 30, 2012 and 2011 were approximately $11.2 million and $7.6 million, respectively.  Pension costs include pension expense of $13.8 million and $9.6 million, less amounts capitalized into the cost of capital expenditures of $2.6 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively.

Pension costs for the six months ended June 30, 2012 and 2011 were approximately $22.0 million and $15.5 million, respectively.  Pension costs include pension expense of $27.6 million and $19.2 million, less amounts capitalized into the cost of capital expenditures of $5.6 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

Based on current assumptions and plan asset values, we estimate that our 2012 pension and other postretirement benefit expenses (which were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures) will be approximately $75 million to $85 million for Frontier before amounts capitalized into the cost of capital expenditures.  We expect to make net contributions to our pension plan of approximately $30 million to $40 million in 2012, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012.

All other operating expenses
All other operating expenses for the three and six months ended June 30, 2012 decreased $48.0 million, or 16%, to $245.2 million, and $84.5 million, or 14%, to $504.2 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to lower computer costs, outside service fees, facilities and office services.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Depreciation expense	$ 208,530	$ 225,388	$ (16,858)	(7%)
Amortization expense	98,517	133,598	(35,081)	(26%)
	$ 307,047	$ 358,986	$ (51,939)	(14%)

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Depreciation expense	$ 418,876	$ 444,469	$ (25,593)	(6%)
Amortization expense	245,471	265,774	(20,303)	(8%)
	$ 664,347	$ 710,243	$ (45,896)	(6%)

Depreciation and amortization expense for the three and six months ended June 30, 2012 decreased $51.9 million, or 14%, to $307.0 million, and $45.9 million, or 6%, to $664.3 million, respectively, as compared to the three and six months ended June 30, 2011, primarily due to lower amortization expense associated with the accelerated write-off of software licenses during the first quarter of 2012 as a result of the completed system conversions, combined with lower depreciation expense due to changes in the remaining useful lives of certain assets.

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

Amortization expense for the six months ended June 30, 2012 and 2011 included $234.6 million and $237.7 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $420 million for 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INTEGRATION COSTS

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Integration costs	$ 28,602	$ 20,264	$ 8,338	41%

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Integration costs	$ 63,746	$ 33,487	$ 30,259	90%

Integration costs include expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $63.7 million and $33.5 million of operating expenses and $27.9 million and $19.0 million in capital expenditures related to integration activities during the first six months of 2012 and 2011, respectively. The Company currently expects to incur operating expenses and capital expenditures for the full year of 2012 related to completing its integration and cost savings initiatives of approximately $80 million and $40 million, respectively, including the amounts incurred during the first six months of 2012.  Our integration costs and related capital expenditures will be completed by the end of 2012.

INVESTMENT INCOME / OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Investment income	$9,991	$175	$9,816	NM
Losses on early extinguishment of debt	$(70,818)	$-	$(70,818)	NM
Other income (loss), net	$(1,187)	$(557)	$(630)	(113%)
Interest expense	$172,054	$166,864	$5,190	3%
Income tax expense	$11,717	$37,190	$(25,473)	(68%)

	For the six months ended June 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Investment income	$12,094	$3,290	$8,804	268%
Losses on early extinguishment of debt	$(70,818)	$-	$(70,818)	NM
Other income (loss), net	$2,298	$5,913	$(3,615)	(61%)
Interest expense	$336,916	$334,279	$2,637	1%
Income tax expense	$30,411	$73,757	$(43,346)	(59%)

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Investment Income
Investment income for the three and six months ended June 30, 2012 increased $9.8 million to $10.0 million, and $8.8 million to $12.1 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to $9.8 million in investment gains associated with cash received during the second quarter of 2012 in connection with our previously written-off investment in Adelphia.

Our average cash balances were $367.3 million and $281.1 million for the six months ended June 30, 2012 and 2011, respectively.  Our average restricted cash balance was $129.8 million and $182.3 million for the six months ended June 30, 2012 and 2011, respectively.

Losses on Early Extinguishment of Debt
During the second quarter of 2012, we recognized a loss of $69.2 million on the early extinguishment of debt in connection with a $500.0 million debt tender offer for the Notes.  We also recognized a loss of $1.6 million during the second quarter of 2012 for $58.0 million in open market repurchases of our 6.25% Senior Notes due 2013.

Other Income (Loss), Net
Other income (loss), net for the three and six months ended June 30, 2012 decreased $0.6 million to $(1.2) million, and $3.6 million to $2.3 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to a decrease of $2.9 million in the settlement of customer advances as compared with the first six months of the prior year.

Interest expense
Interest expense for the three and six months ended June 30, 2012 increased $5.2 million, or 3%, to $172.1 million, and $2.6 million, or 1%, to $336.9 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to lower capitalized interest in 2012.  Our average debt outstanding was $8,332.4 million and $8,300.7 million for the six months ended June 30, 2012 and 2011, respectively.  Our composite average borrowing rate as of June 30, 2012 and 2011 was 7.90% and 8.00%, respectively.

Income tax expense
Income tax expense for the three and six months ended June 30, 2012 decreased $25.5 million, or 68%, to $11.7 million, and $43.3 million, or 59%, to $30.4 million, respectively, as compared with the three and six months ended June 30, 2011, primarily due to lower pretax income and a $10.5 million charge recorded in the second quarter of 2011 resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.  The effective tax rate for the first six months of 2012 and 2011 was 36.7% and 45.0%, respectively.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $14 million as of June 30, 2012.

We received $0.2 million in cash tax refunds, net during the six months ended June 30, 2012, as compared to the payment of $27.2 million in cash taxes during the six months ended June 30, 2011. We expect that our cash tax payments for the full year of 2012 will be approximately $25 million.  Our 2012 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  Absent any legislative changes in 2012 or 2013, cash taxes are expected to increase in 2013.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the second quarter of 2012 was $18.0 million, or $0.02 per share, as compared to $32.3 million, or $0.03 per share, in the second quarter of 2011, and $44.8 million, or $0.04 per share, as compared to $87.0 million or $0.09 per share, for the six months ended June 30, 2011.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of June 30, 2012 was approximately 93% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2012.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $546.3 million of our outstanding borrowings at June 30, 2012 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at June 30, 2012, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At June 30, 2012, the fair value of our long-term debt was estimated to be approximately $7.8 billion, based on our overall weighted average borrowing rate of 7.90% and our overall weighted average maturity of approximately 9 years.   As of June 30, 2012, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2011.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2012 is limited to our pension assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have increased from $1,258.0 million at December 31, 2011 to $1,271.6 million at June 30, 2012, an increase of $13.6 million, or 1%.  This increase is a result of positive investment returns,  cash contributions and additional asset transfers from Verizon for a combined total of $95.9 million, less benefit payments of $82.3 million during the first six months of 2012.  We expect to make net contributions to our pension plan of approximately $30 million to $40 million in 2012, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2012, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2012.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business.  Accordingly, certain changes have been made to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contract, billing disputes, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors

There have been no changes to the Risk Factors described in Part 1 “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our quarterly Report on Form 10-Q for the quarter ended March 31, 2012, each as filed with the SEC.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2012 to April 30, 2012
Employee Transactions (1)	3,037	$4.33

May 1, 2012 to May 31, 2012
Employee Transactions (1)	1,175	$3.74

June 1, 2012 to June 30, 2012
Employee Transactions (1)	8,220	$3.84

Totals April 1, 2012 to June 30, 2012
Employee Transactions (1)	12,432	$3.95

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.              Exhibits

(a)	Exhibits:

	10.1	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Q. Abernathy.

	10.2	Offer of Employment Letter, dated May 24, 2012, between the Company and Andrew Crain.

	10.3	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes.

	10.4	Offer of Employment Letter, dated April 6, 2012, between the Company and Lois Hedg-Peth.

	10.5	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney.

	10.6	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian.

	10.7	Change in Control Letter Agreement, dated May 31, 2012, between the Company and Melinda M. White.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: August 3, 2012