Form 10-Q
period 2012-09-30
FRONTIER COMMUNICATIONS CORP
filed 2012-11-08
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes             No  X

The number of shares outstanding of the registrant’s Common Stock as of October 26, 2012 was 998,445,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	3

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011	3

Consolidated Statements of Equity for the nine months ended September 30, 2011, the three months ended December 31, 2011 and the nine months ended September 30, 2012	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosure	42

Item 6. Exhibits	43

Signature	44

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,099,489	$326,094
Accounts receivable, less allowances of $107,725 and $107,048, respectively	557,573	585,157
Prepaid expenses	69,595	63,422
Restricted cash	54,967	-
Income taxes and other current assets	347,602	264,357
Total current assets	2,129,226	1,239,030

Restricted cash	42,357	144,680
Property, plant and equipment, net	7,482,900	7,547,523
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,630,965	1,964,505
Other assets	215,319	196,311
Total assets	$17,838,486	$17,429,768

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$596,545	$94,016
Accounts payable	322,811	519,548
Advanced billings	147,228	152,784
Accrued other taxes	83,995	64,392
Accrued interest	217,525	169,340
Other current liabilities	152,882	152,136
Total current liabilities	1,520,986	1,152,216

Deferred income taxes	2,608,051	2,458,018
Pension and other postretirement benefits	923,634	918,701
Other liabilities	224,816	225,858
Long-term debt	8,257,599	8,205,841

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
998,453,000 and 995,128,000 outstanding, respectively, and
1,027,986,000 issued, at September 30, 2012 and December 31, 2011)	256,997	256,997
Additional paid-in capital	4,735,516	4,773,383
Retained earnings	38,931	226,721
Accumulated other comprehensive loss, net of tax	(374,821)	(386,963)
Treasury stock	(368,578)	(415,001)
Total shareholders' equity of Frontier	4,288,045	4,455,137
Noncontrolling interest in a partnership	15,355	13,997
Total equity	4,303,400	4,469,134
Total liabilities and equity	$17,838,486	$17,429,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
($ in thousands, except for per-share amounts)
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$1,252,469	$1,290,939	$3,779,300	$3,959,891

Operating expenses:
Network access expenses	102,051	119,941	333,053	397,854
Other operating expenses	572,348	571,388	1,663,842	1,729,824
Depreciation and amortization	298,416	351,907	962,763	1,062,150
Integration costs	4,458	67,412	68,204	100,899
Total operating expenses	977,273	1,110,648	3,027,862	3,290,727

Operating income	275,196	180,291	751,438	669,164

Investment income (loss)	323	(666)	12,417	2,624
Losses on early extinguishment of debt	(245)	-	(71,063)	-
Other income (loss), net	4,279	1,502	6,577	7,415
Interest expense	172,188	165,755	509,104	500,034

Income before income taxes	107,365	15,372	190,265	179,169
Income tax expense (benefit)	35,739	(6,948)	66,150	66,809

Net income	71,626	22,320	124,115	112,360
Less: Income attributable to the noncontrolling interest in a partnership	4,626	1,925	12,358	4,993
Net income attributable to common shareholders of Frontier	$67,000	$20,395	$111,757	$107,367

Basic and diluted net income per share attributable to common
shareholders of Frontier	$0.07	$0.02	$0.11	$0.11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
($ in thousands)
(Unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$71,626	$22,320	$124,115	$112,360
Other comprehensive income, net
of tax (see Note 15)	2,308	3,334	12,142	8,324
Comprehensive income	73,934	25,654	136,257	120,684

Less: Comprehensive income
attributable to the noncontrolling
interest in a partnership	(4,626)	(1,925)	(12,358)	(4,993)

Comprehensive income attributable to
the common shareholders of Frontier	$69,308	$23,729	$123,899	$115,691

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, THE THREE MONTHS ENDED DECEMBER 31, 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2011	1,027,986	$256,997	$5,525,471	$77,107	$(229,549)	(34,131)	$(433,286)	$13,003	$5,209,743
Stock plans	-	-	(9,325)	-	-	1,282	18,289	-	8,964
Dividends on common stock	-	-	(559,803)	-	-	-	-	-	(559,803)
Net income	-	-	-	107,367	-	-	-	4,993	112,360
Other comprehensive income, net
of tax	-	-	-	-	8,324	-	-	-	8,324
Distributions	-	-	-	-	-	-	-	(3,000)	(3,000)
Balance September 30, 2011	1,027,986	256,997	4,956,343	184,474	(221,225)	(32,849)	(414,997)	14,996	4,776,588
Stock plans	-	-	3,624	-	-	(9)	(4)	-	3,620
Dividends on common stock	-	-	(186,584)	-	-	-	-	-	(186,584)
Net income	-	-	-	42,247	-	-	-	3,001	45,248
Other comprehensive income, net
of tax	-	-	-	-	(165,738)	-	-	-	(165,738)
Distributions	-	-	-	-	-	-	-	(4,000)	(4,000)
Balance December 31, 2011	1,027,986	256,997	4,773,383	226,721	(386,963)	(32,858)	(415,001)	13,997	4,469,134
Stock plans	-	-	(37,867)	-	-	3,325	46,423	-	8,556
Dividends on common stock	-	-	-	(299,547)	-	-	-	-	(299,547)
Net income	-	-	-	111,757	-	-	-	12,358	124,115
Other comprehensive income, net
of tax	-	-	-	-	12,142	-	-	-	12,142
Distributions	-	-	-	-	-	-	-	(11,000)	(11,000)
Balance September 30, 2012	1,027,986	$256,997	$4,735,516	$38,931	$(374,821)	(29,533)	$(368,578)	$15,355	$4,303,400

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
($ in thousands)
(Unaudited)
	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$124,115	$112,360
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	962,763	1,062,150
Stock based compensation expense	12,950	10,729
Pension/OPEB costs	24,220	22,515
Losses on early extinguishment of debt	71,063	-
Other non-cash adjustments	7,040	(3,320)
Deferred income taxes	59,794	20,219
Change in accounts receivable	19,941	16,162
Change in accounts payable and other liabilities	(131,027)	(36,458)
Change in prepaid expenses, income taxes and other current assets	9,426	68,297
Net cash provided by operating activities	1,160,285	1,272,654

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(571,107)	(636,569)
Capital expenditures - Integration activities	(38,768)	(62,641)
Network expansion funded by Connect America Fund	(854)	-
Grant funds received for network expansion from Connect America Fund	47,986	-
Cash transferred from escrow	47,356	26,586
Other assets purchased and distributions received, net	(12,251)	(4,350)
Net cash used by investing activities	(527,638)	(676,974)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	1,100,000	-
Financing costs paid	(22,754)	-
Long-term debt payments	(571,472)	(78,990)
Premium paid to retire debt	(52,560)	-
Dividends paid	(299,547)	(559,803)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(12,919)	(2,333)
Net cash provided from (used by) financing activities	140,748	(641,126)

Increase/(Decrease) in cash and cash equivalents	773,395	(45,446)
Cash and cash equivalents at January 1,	326,094	251,263

Cash and cash equivalents at September 30,	$1,099,489	$205,817

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$445,121	$447,645
Income taxes (refunds)	$4,093	$(16,247)

Non-cash investing and financing activites:
Financing obligation for contribution of real property
to pension plan	$-	$58,100
Reduction of pension obligation	$-	$(58,100)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications of balances previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2012, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included in revenue and other operating expenses at $29.0 million and $24.5 million, and $87.5 million and $78.7 million, for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), “Intangibles—Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  While ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted.  The Company is currently evaluating the impact of ASU 2012-02 on its future impairment tests and early adoption is under consideration.  We do not expect the adoption of ASU 2012-02 to have any impact on our financial position, results of operations or cash flows.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have accounted for our acquisition of approximately 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred approximately $4.5 million and $67.4 million, and $68.2 million and $100.9 million of integration related costs in connection with the Transaction during the three and nine months ended September 30, 2012 and 2011, respectively.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.

(4)    Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	September 30, 2012	December 31, 2011

Retail and Wholesale	$624,852	$639,842
Other	40,446	52,363
Less: Allowance for doubtful accounts	(107,725)	(107,048)
Accounts receivable, net	$557,573	$585,157

Retail and wholesale accounts receivable and the allowance for doubtful accounts are presented net of a fair value adjustment related to purchase accounting of $9.8 million at December 31, 2011.  No further fair value adjustment was required as of the quarter ended March 31, 2012. We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $20.8 million and $19.3 million for the three months ended September 30, 2012 and 2011, respectively, and $61.5 million and $65.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Amounts for retail and wholesale accounts receivable as of December 31, 2011 have been revised to conform to the current presentation, reflecting a reduction of $31.0 million for customer volume discounts with a right of offset to the customer’s accounts receivable.  There was a similar reduction to other current liabilities in the balance sheet.

(5)   Property, Plant and Equipment:
Property, plant and equipment, net is as follows:

($ in thousands)	September 30, 2012	December 31, 2011

Property, plant and equipment	$14,133,935	$13,638,136
Less: Accumulated depreciation	(6,651,035)	(6,090,613)
Property, plant and equipment, net	$7,482,900	$7,547,523

Depreciation expense is principally based on the composite group method.  Depreciation expense was $209.9 million and $226.7 million, and $628.8 million and $671.2 million for the three and nine months ended September 30, 2012 and 2011, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2011.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)    Goodwill and Other Intangibles:
The components of goodwill and other intangibles, net are as follows:

($ in thousands)	September 30, 2012	December 31, 2011

Goodwill:	$6,337,719	$6,337,719

Other Intangibles:
Customer base	$2,697,763	$2,697,413
Software licenses	105,019	105,019
Trade name and license	135,285	135,285
Other intangibles	2,938,067	2,937,717
Less: Accumulated amortization	(1,307,102)	(973,212)
Total other intangibles, net	$1,630,965	$1,964,505

Amortization expense was $88.5 million and $125.2 million, and $333.9 million and $391.0 million for the three and nine months ended September 30, 2012 and 2011, respectively. Amortization expense primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a fair value of $2.5 billion and a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $10.2 million and $41.1 million for the nine months ended September 30, 2012 and 2011, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in March 2012.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2012 and December 31, 2011.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2012		December 31, 2011
	Carrying		Carrying
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 8,257,599	$ 8,650,919	$ 8,205,841	$ 7,958,873

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    Long-Term Debt:
The activity in our long-term debt from December 31, 2011 to September 30, 2012 is summarized as follows:

		Nine months ended
		September 30, 2012			Interest
					Rate* at
	December 31,		New	September 30,	September 30,
($ in thousands)	2011	Payments	Borrowings	2012	2012

Senior Unsecured Debt	$8,325,774	$(570,691)	$1,100,000	$8,855,083	7.88%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

Rural Utilities Service
Loan Contracts	10,197	(781)	-	9,416	6.15%

TOTAL LONG-TERM DEBT	$8,349,521	$(571,472)	$1,100,000	$8,878,049	7.87%

Less: Debt Discount	(49,664)			(23,905)
Less: Current Portion	(94,016)			(596,545)

	$8,205,841			$8,257,599

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at September 30, 2012 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	September 30, 2012		December 31, 2011
	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$502,658	6.250%	$580,724	6.250%
5/1/2014	200,000	8.250%	600,000	8.250%
3/15/2015	300,000	6.625%	300,000	6.625%
4/15/2015 *	450,500	7.875%	500,000	7.875%
10/14/2016 **	531,875	3.095% (Variable)	575,000	3.175% (Variable)
4/15/2017 *	1,100,000	8.250%	1,100,000	8.250%
10/1/2018	600,000	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,100,000	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	-	-
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023 *	600,000	7.125%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	8,569,083		8,039,774

Subsidiary Senior Notes and Debentures Due:
12/1/2012	36,000	8.050%	36,000	8.050%
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%

Total	$8,855,083	7.88%	$8,325,774	7.93%

* See Note 18 – Subsequent Events.

** Represents borrowings under the Credit Agreement with CoBank.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior notes due 2023, issued at a price of 100% of their principal amount.  We received net proceeds of approximately $588.1 million from the offering after deducting underwriting discounts and offering expenses.  The Company will use the net proceeds from the sale of the notes to repurchase or retire its existing indebtedness or for general corporate purposes.

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount.  We received net proceeds of approximately $489.6 million from the offering after deducting underwriting discounts and offering expenses.  The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the "2014 Notes") and its 7.875% Senior Notes due 2015 (the "April 2015 Notes" and, together with the 2014 Notes, the "Notes") that it could purchase for up to $500 million in cash.  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

On June 1, 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes tendered for total consideration of $446.0 million.  On June 18, 2012, Frontier accepted for purchase $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of $54.0 million.  Frontier used proceeds from the sale of its previously announced offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes. As a result of the successful tender offer, the amount of 2014 Notes and April 2015 Notes outstanding as of September 30, 2012 were $200.0 million and $450.5 million, respectively.

In connection with our tender offer and repurchase of the Notes, the Company recognized a loss of $69.2 million on the early extinguishment of debt during the second quarter of 2012.  We also recognized losses of $0.5 million and $2.1 million during the third quarter and first nine months of 2012, respectively, for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

The Company has a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio is 4.5 times.

We have a $750.0 million revolving credit facility.  As of September 30, 2012, we had not made any borrowings utilizing this facility.  The terms of the credit facility are set forth in the credit agreement (the Revolving Credit Agreement), dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.  Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of September 30, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

We also have a $40.0 million unsecured letter of credit facility, as amended.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.  On September 11, 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments to September 20, 2013.  Two letters of credit, one for $20 million expiring March 2013 and the other for $20 million expiring September 2013, were issued on September 13, 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of September 30, 2012:

Principal
($ in thousands)	Payments

2012 (remaining three months)	$50,470
2013	$560,550
2014	$257,916
2015	$808,442
2016	$345,466
2017	$1,100,501

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Reversal of tax credits	-	-	-	5.9
State income tax provisions, net of federal income
tax benefit	4.5	9.6	3.7	3.8
Tax reserve adjustment	(7.1)	(91.2)	(4.0)	(8.1)
All other, net	0.9	1.4	0.1	0.7
Effective tax rate	33.3%	(45.2%)	34.8%	37.3%

Income taxes for both the third quarter and the nine months ended September 30, 2012 and 2011 include the reversal of uncertain tax positions of $7.8 million and $14.0 million, respectively.   Income taxes for the nine months ended September 30, 2011 includes the impact of a $10.5 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $6.3 million as of September 30, 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  Net Income Per Common Share:
The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the nine months ended
($ and shares in thousands, except per share amounts)	September 30,		September 30,
	2012	2011	2012	2011
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$67,000	$20,395	$111,757	$107,367

Less: Dividends paid on unvested restricted stock awards	(717)	(914)	(2,189)	(2,835)
Total basic and diluted net income attributable to common
shareholders of Frontier	$66,283	$19,481	$109,568	$104,532

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	998,488	995,188	997,437	994,642
Less: Weighted average unvested restricted stock awards	(7,193)	(4,929)	(7,137)	(4,917)
Total weighted average shares outstanding - basic	991,295	990,259	990,300	989,725

Net income per share attributable to common shareholders of Frontier	$0.07	$0.02	$0.11	$0.11

Diluted earnings per common share:
Total weighted average shares outstanding - basic	991,295	990,259	990,300	989,725
Effect of dilutive shares	163	535	667	1,478
Effect of dilutive stock units	-	490	-	490
Total weighted average shares outstanding - diluted	991,458	991,284	990,967	991,693

Net income per share attributable to common shareholders of Frontier	$0.07	$0.02	$0.11	$0.11

Stock Options
For both the three and nine months ended September 30, 2012 and 2011, options to purchase 540,000 shares (at exercise prices ranging from $8.19 to $14.15) and 930,000 shares (at exercise prices ranging from $8.19 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units
At September 30, 2012 and 2011, we had 788,165 and 490,018 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).

(11) Stock Plans:
At September 30, 2012, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan, the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP) and the Deferred Fee Plan. At September 30, 2012, there were 12,540,761 shares authorized for grant and 3,112,457 shares available for grant under the 2009 Equity Incentive Plan (the 2009 EIP) and the Directors’ Equity Plan.

Performance Shares
On February 15, 2012, the Company’s Compensation Committee, in consultation with the other non-management directors of the Company’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the new Frontier Long-Term Incentive Plan (the “LTIP”). LTIP awards are granted in the form of performance shares.  The LTIP is offered under the Company’s 2009 Equity Incentive Plan and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2012, during the first 90 days of a three-year performance period (a “Measurement Period”), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period.  The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on the Company’s total return to stockholders (i.e., Total Shareholder Return or “TSR”) relative to the Diversified Telecommunications Services Group (GICS Code 501010) for the three-year Measurement Period.  Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award.  The TSR performance measure is then applied to decrease or increase payouts based on the Company’s three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

On February 15, 2012, the Compensation Committee granted 930,020 performance shares under the LTIP for the 2012-2014 Measurement Period and set the operating cash flow performance goal for the first year in that Measurement Period and the TSR modifier for the three-year Measurement Period.  The number of shares of common stock earned at the end of the three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance.   An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest.  The Compensation Committee will determine the number of shares earned for the 2012-2014 Measurement Period in February 2015.

For the nine months ended September 30, 2012, the Company recognized an expense of $0.3 million for the LTIP.

Restricted Stock
The following summary presents information regarding unvested restricted stock as of  September 30, 2012 and changes during the nine months then ended with regard to restricted stock under the 2009 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2012	4,847,000	$ 8.40	$24,962,000
Restricted stock granted	3,941,000	$4.17	$19,390,000
Restricted stock vested	(1,332,000)	$8.84	$6,554,000
Restricted stock forfeited	(289,000)	$6.08
Balance at September 30, 2012	7,167,000	$6.09	$35,259,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2012 was $28.9 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first nine months of 2011 totaled 1,721,000.  The total fair value of shares granted and vested at September 30, 2011 was approximately $10.5 million and $6.9 million, respectively.  The total fair value of unvested restricted stock at September 30, 2011 was $29.7 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2011 was $9.41.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The following summary presents information regarding outstanding stock options as of September 30, 2012 and changes during the nine months then ended with regard to options under the 2000 EIP and the 2009 EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2012	895,000	$9.94	1.3	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(355,000)	$8.35
Balance at September 30, 2012	540,000	$11.00	1.1	$-

Exercisable at September 30, 2012	540,000	$11.00	1.1	$-

There were no options granted during the first nine months of 2011.  There were 10,000 options exercised during that period with cash received of $0.1 million.  There was no intrinsic value for the stock options outstanding and exercisable at September 30, 2011.

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

(13)  Investment Income (Loss):
The components of investment income (loss) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2012	2011	2012	2011

Interest and dividend income	$323	$87	$3,159	$2,971
Investment gain	-	-	9,780	1,071
Equity earnings (loss)	-	(753)	(522)	(1,418)
Total investment income (loss)	$323	$(666)	$12,417	$2,624

During the second quarter of 2012, we recognized a gain of $9.8 million associated with cash received in connection with our previously written-off investment in Adelphia.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  Other Income (Loss), Net:
The components of other income (loss), net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2012	2011	2012	2011

Gain on expiration/settlement of customer advances	$4,335	$1,268	$7,798	$7,605
All other, net	(56)	234	(1,221)	(190)
Total other income (loss), net	$4,279	$1,502	$6,577	$7,415

 (15)  Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax are as follows:

	September 30,	December 31,
($ in thousands)	2012	2011

Pension costs	$552,895	$575,163
Postretirement costs	43,709	41,811
Deferred taxes on pension and OPEB costs	(221,931)	(230,161)
All other	148	150
	$374,821	$386,963

    Our other comprehensive income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended September 30,
	2012			2011
	Before-Tax	Tax Expense/	Net-of-Tax	Before-Tax	Tax Expense/	Net-of-Tax
($ in thousands)	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs -
other comprehensive income	$6,080	$3,772	$2,308	$3,334	$-	$3,334

	For the nine months ended September 30,
	2012			2011
	Before-Tax	Tax Expense/	Net-of-Tax	Before-Tax	Tax Expense/	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount

Amortization of pension and postretirement costs	$20,370	$8,228	$12,142	$10,003	$1,199	$8,804
All other	-	-	-	(480)	-	(480)
Other comprehensive income	$20,370	$8,228	$12,142	$9,523	$1,199	$8,324

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$11,782	$9,615	$32,766	$28,844
Interest cost on projected benefit obligation	19,204	21,172	58,520	63,516
Expected return on plan assets	(23,655)	(25,589)	(71,833)	(76,766)
Amortization of prior service cost /(credit)	(50)	(50)	(150)	(150)
Amortization of unrecognized loss	6,845	4,435	22,419	13,306
Net periodic pension benefit cost	$14,126	$9,583	$41,722	$28,750

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,999	$4,206	$8,109	$12,662
Interest cost on projected benefit obligation	4,462	5,986	13,382	18,642
Expected return on plan assets	(19)	(79)	(129)	(242)
Amortization of prior service cost/(credit)	(2,545)	(2,552)	(7,551)	(7,651)
Amortization of unrecognized loss	1,830	607	5,652	3,604
Net periodic postretirement benefit cost	$6,727	$8,168	$19,463	$27,015

During the first nine months of 2012 and 2011, we capitalized $11.7 million and $9.8 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2012 pension and OPEB expenses will be between $80 million and $85 million before amounts capitalized into the cost of capital expenditures (they were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures).   We made total net contributions to our pension plan for 2012 of $28.5 million, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.   Net contributions totaling $18.2 million were made during the third quarter of 2012 and $10.3 million was made in October 2012.   There are no further contributions to be made in 2012.

In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010.  Assets of $438.8 million were transferred into the Plan during the second half of 2010 and assets of $106.9 million were transferred into the Plan in August 2011.  Additionally, $74.0 million of assets were transferred into the Plan during the first nine months of 2012.  The asset transfers from Verizon to the Plan have been completed.

The Plan’s assets have increased from $1,258.0 million at December 31, 2011 to $1,282.2 million at September 30, 2012, an increase of $24.2 million, or 2%.  This increase is a result of positive investment returns, cash contributions, and additional asset transfers from Verizon for a combined total of $147.5 million, less benefit payments of $123.3 million during the first nine months of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies:
We anticipate total capital expenditures for business operations of approximately $750 million to $775 million for 2012. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Company has undertaken activities to plan and implement network and systems conversions as well as other initiatives to integrate the operations and reduce costs.  In the fourth quarter of 2011, the Company converted all of the remaining 13 states of the Acquired Business onto the Company’s legacy financial and human resources systems, and converted the operating systems in four states of the Acquired Business to our legacy systems.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $68.2 million of operating expenses for integration costs and $38.8 million in capital expenditures related to integration activities during the first nine months of 2012.  For the full year of 2012, the Company currently expects to incur operating expenses and capital expenditures of approximately $80 million and $50 million, respectively, related to completing its integration and cost savings initiatives.  Our integration costs and related capital expenditures will be completed by the end of 2012.

In addition, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of September 30, 2012, we had expanded broadband availability in excess of 1 Mbps to 84% of the households throughout the acquired Territories, in excess of 3 Mbps to 80% of the households throughout the acquired Territories, and in excess of 4 Mbps to 78% of the households throughout the acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $47.6 million and an associated liability of $0.2 million as of September 30, 2012 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2012, $90.5 million had been released from escrow and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $97.3 million. In October 2012, we received an additional $25.6 million that was released from an escrow account in the state of Washington, which concludes the escrow petition process in that state.  In November 2012, we received funds from the release of another $29.1 million from escrow accounts in the state of West Virginia.  In addition, as of September 30, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During the third quarter of 2012, we entered into a take or pay arrangement for the purchase of future long distance and carrier services.  Our total commitments under the arrangement are $74.8 million, $132.0 million, $141.8 million and $140.8 million for the years ended December 31, 2012, 2013, 2014 and 2015, respectively.  As of September 30, 2012, we expect to utilize the services included within the arrangement and no liability for the take or pay provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of September 30, 2012, the Company has accepted delivery of 679 new vehicles and expects to accept delivery of approximately 3,000 additional new vehicles by March 31, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis upon the acceptance of the remaining vehicles.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contracts, billing disputes, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which Frontier is entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

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

(18) Subsequent Events:
On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of 7.125% senior unsecured notes due 2023, issued at a price of 104.250% of their principal amount, equating to an effective yield of 6.551%.   We received net proceeds of approximately $255.9 million from the offering after deducting underwriting discounts and offering expenses.  The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of 7.125% senior notes due 2023 issued by the Company on August 15, 2012.   The Company will use the net proceeds from the sale of the notes to repurchase or retire its existing indebtedness or for general corporate purposes.

On October 1, 2012, the Company accepted for purchase $75.7 million and $59.3 million aggregate principal amount of the April 2015 Notes and its 8.250% Senior Notes due 2017 (the 2017 Notes), respectively, in open market repurchases for total consideration of $154.7 million.  The repurchases resulted in a loss on the early retirement of debt of approximately $19.3 million to be recognized in the fourth quarter of 2012.  As of October 31, 2012, approximately $374.8 million aggregate principal amount of the April 2015 Notes and $1,040.7 million aggregate principal amount of the 2017 Notes remained outstanding.

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

•	Reductions in the number of our voice customers that cannot be offset by increases in broadband subscribers and sales of other products and services;

•	The effects of competition from cable, wireless and other wireline carriers;

•	Our ability to maintain relationships with customers, employees or suppliers;

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

The Company is the nation’s largest communications services provider focused on rural areas and small and medium-sized towns and cities.  The Company operates in 27 states, and is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with approximately 3.2 million customers, 4.9 million access lines, 1.8 million broadband connections and 15,250 employees as of September 30, 2012.

Cost Savings Resulting from the Transaction
We have achieved cost savings as a result of the Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions, information technology and network systems to cover certain former Acquired Business functions and systems, (2) by in-sourcing certain functions formerly provided by third-party service providers to the Acquired Business and (3) by achieving improved efficiencies and more favorable rates with third-party vendors.

Our third quarter 2012 savings from our targeted initiatives list (which includes, but is not limited to, cancellation or reduction of vendor services, network cost savings, contractor reductions, benefit changes and real estate savings) was approximately $1.9 million and combined with the savings achieved in the first half of 2012 of approximately $22 million, the savings achieved in 2011 and 2010, equates to an annualized cost savings run rate of approximately $648 million as of the end of the third quarter of 2012.

Regulatory Developments
On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive approximately $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of September 30, 2012, Frontier has received $48.0 million of the CAF Phase I support funds and has recorded increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.

Effective December 29, 2011, the USF/ICC Report & Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the USF/ICC Report & Order. With the initial implementation commencing in July 2012, the third quarter’s impact was immaterial.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(a)  Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents aggregating $1,099.5 million (excluding total restricted cash of $97.3 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the nine months ended September 30, 2012, we used cash flow from operations, cash on hand and debt proceeds to fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

As discussed below, on August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior notes due 2023, issued at a price of 100% of their principal amount.  The Company will use the net proceeds from the sale of the notes to repurchase or retire its existing indebtedness or for general corporate purposes.

In June 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes and $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of approximately $500 million.  Frontier used proceeds from the sale of its previously announced offering of $500 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.  As a result of the successful tender offer, the amount of 2014 Notes and April 2015 Notes outstanding as of September 30, 2012 were $200.0 million and $450.5 million, respectively.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of September 30, 2012, we had not made any borrowings utilizing this facility.

At September 30, 2012, we had a working capital surplus of $608.2 million, which includes the classification of certain debt maturing in the first quarter of 2013 of $502.7 million as a current liability.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, pay our integration costs and capital expenditures, and support our short-term and long-term operating strategies through 2012. However, a number of factors, including but not limited to, losses of voice customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of September 30, 2012, we had approximately $50.5 million of debt maturing during the last three months of 2012 and approximately $560.5 million and $257.9 million of debt maturing in 2013 and 2014, respectively.

On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of 7.125% senior unsecured notes due 2023, issued at a price of 104.250% of their principal amount, equating to an effective yield of 6.551%.   We received net proceeds of approximately $255.9 million from the offering after deducting underwriting discounts and offering expenses.  The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of 7.125% senior notes due 2023 issued by the Company on August 15, 2012.   The Company will use the net proceeds from the sale of the notes to repurchase or retire its existing indebtedness or for general corporate purposes.

On October 1, 2012, the Company accepted for purchase $75.7 million and $59.3 million aggregate principal amount of the April 2015 Notes and the 2017 Notes, respectively, in open market repurchases for total consideration of $154.7 million.  The repurchases resulted in a loss on the early retirement of debt of approximately $19.3 million to be recognized in the fourth quarter of 2012.  As of October 31, 2012, approximately $374.8 million aggregate principal amount of the April 2015 Notes and $1,040.7 million aggregate principal amount of the 2017 Notes remained outstanding.

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

As of September 30, 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

	% of Households in
	Frontier	Acquired	Total
(In excess of)	Legacy	Territories	Company

1 Mbps	92%	84%	86%
3 Mbps	79%	80%	80%
4 Mbps	75%	78%	77%
6 Mbps	65%	68%	67%
12 Mbps	37%	53%	48%
20 Mbps	30%	35%	34%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $47.6 million and an associated liability of $0.2 million as of September 30, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2012, $90.5 million had been released from escrow.  In October 2012, we received an additional $25.6 million that was released from an escrow account in the state of Washington, which concludes the escrow petition process in that state.  In November 2012, we received funds from the release of another $29.1 million from escrow accounts in the state of West Virginia.  In addition, as of September 30, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $112.4 million, or 9%, for the nine months ended September 30, 2012, as compared with the prior year period.  The decrease was primarily the result of large cash settlements of accounts payable due to the timing of vendor payments during the first quarter of 2012.  In addition, our accounts payable balances at December 31, 2011, were unusually high due to our systems conversion and broadband build activities in the second half of 2011.

We paid $4.1 million in net cash taxes during the first nine months of 2012.  We expect that in 2012 our cash taxes for the full year will be approximately $15 million.

In connection with the Transaction, the Company continues to undertake a variety of activities to integrate systems and implement other initiatives.  As a result of the Transaction, the Company incurred $68.2 million of costs related to integration activities during the first nine months of 2012, as compared to $100.9 million of integration costs during the first nine months of 2011.  The Company estimates operating expenses related to its final integration activities in 2012 to be approximately $80 million.

Cash Flows used by Investing Activities

Capital Expenditures
For the nine months ended September 30, 2012 and 2011, our capital expenditures were $609.9 million (including $38.8 million of integration–related capital expenditures) and $699.2 million (including $62.6 million of integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to be approximately $750 million to $775 million for 2012.  We anticipate capital expenditures for our final integration activities in 2012 to be approximately $50 million.  Our capital expenditure spending is projected to decrease in 2013 to approximately $625 million to $675 million with the completion of all state and federal geographic broadband expansion requirements put in place for the approval of the Transaction.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by Financing Activities

Debt Issuance and Reduction
During the first nine months of 2012 and 2011, we retired an aggregate principal amount of $571.5 million and $79.0 million, respectively, of debt consisting of $570.7 million and $78.2 million, respectively, of senior unsecured debt and $0.8 million of rural utilities service loan contracts in each period.

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior notes due 2023, issued at a price of 100% of their principal amount.  We received net proceeds of approximately $588.1 million from the offering after deducting underwriting discounts and offering expenses. The Company will use the net proceeds from the sale of the notes to repurchase or retire its existing indebtedness or for general corporate purposes.

On May 17, 2012, we completed a registered offering of $500.0 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount.   We received net proceeds of approximately $489.6 million from the offering after deducting underwriting discounts and offering expenses.  The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the “2014 Notes”) and its 7.875% Senior Notes due 2015 (the “April 2015 Notes” and, together with the 2014 Notes, the “Notes”) that it could purchase for up to $500 million in cash.  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

On June 1, 2012, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes tendered for total consideration of $446 million. On June 18, 2012, the Company accepted for purchase $49.5 million aggregate principal amount of April 2015 Notes tendered for total consideration of $54 million.  We used proceeds from the sale of our previously announced offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes. The repurchases in the debt tender offer for the Notes resulted in a loss on the early extinguishment of debt of $69.2 million, which we recognized in the second quarter of 2012. We also recognized losses of $0.5 million and $2.1 million during the third quarter and first nine months of 2012, respectively, for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Bank Financing
The Company has a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio is 4.5 times.

Credit Facility
We have a $750.0 million revolving credit facility. As of September 30, 2012, we had not made any borrowings utilizing this facility. The terms of the credit facility are set forth in the credit agreement (the Revolving Credit Agreement), dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of September 30, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $40.0 million unsecured letter of credit facility, as amended. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.   On September 11, 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments to September 20, 2013.  Two letters of credit, one for $20 million expiring March 2013 and the other for $20 million expiring September 2013, were issued on September 13, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage. The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

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

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.  At September 30, 2012, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.16 times.

The Credit Agreement, the Revolving Credit Agreement, the Letter of Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of September 30, 2012, we were in compliance with all of our debt and credit facility covenants.

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

Future Commitments
In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During the third quarter of 2012, we entered into a take or pay arrangement for the purchase of future long distance and carrier services.  Our total commitments under the arrangement are $74.8 million, $132.0 million, $141.8 million and $140.8 million for the years ended December 31, 2012, 2013, 2014 and 2015, respectively.  As of September 30, 2012, we expect to utilize the services included within the arrangement and no liability for the take or pay provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of September 30, 2012, the Company has accepted delivery of 679 new vehicles and expects to accept delivery of approximately 3,000 additional new vehicles by March 31, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis upon the acceptance of the remaining vehicles.

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

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company during the first nine months of 2012, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

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

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), “Intangibles—Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  While ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted.  The Company is currently evaluating the impact of ASU 2012-02 on its future impairment tests and early adoption is under consideration.  We do not expect the adoption of ASU 2012-02 to have any impact on our financial position, results of operations or cash flows.

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

Revenue for the three months ended September 30, 2012 decreased $38.5 million, or 3%, to $1,252.5 million as compared with the three months ended September 30, 2011.  Revenue for the nine months ended September 30, 2012 decreased $180.6 million, or 5%, to $3,779.3 million as compared with the nine months ended September 30, 2011.  The declines during both the third quarter and first nine months of 2012 are primarily the result of decreases in the number of residential and business customers, and switched access revenue, each as described in more detail below.

Switched access and subsidy revenue of $435.2 million represented 12% of our revenues for the nine months ended September 30, 2012. Switched access revenue was $204.1 million for the nine months ended September 30, 2012, or 6% of our revenues, down from $246.2 million, or 6% of our revenues, for the nine months ended September 30, 2011.   Subsidy revenue was $231.1 million for the nine months ended September 30, 2012, or 6% of our revenues, up slightly from $225.9 million, or 6% of our revenues, for the nine months ended September 30, 2011.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2012.

Change in the number of our access lines is one metric that is used to understand our revenue and profitability.  We lose access lines primarily because of competition (due to changing technology and consumer behavior such as wireless substitution), economic conditions, and by the loss of second lines upon the addition of broadband service.  During the third quarter of 2012, Frontier began selling Simply Broadband, which is a broadband service without any wireline voice capabilities.  We are attracting and retaining customers with this product and it has had a positive impact on our third quarter residential customer counts.  As a result, when selling this service to acquire or retain customers, no access lines are sold nor are they counted.  Similarly, during the fourth quarter of 2012, Frontier began selling a satellite broadband product and trial selling an AT&T Mobility product with a broadband service in selected markets.  In both of these cases, a wireline voice capability may not be included and accordingly, in that situation, an access line will not be counted.  In addition, in our normal course of business, we proactively remove access lines when we upgrade business customers and when we convert our dial-up customers to broadband.  As a result of all of the above, changes in access lines may not be an indication of a loss of revenue or customers.

During the third quarter and second quarter of 2012, we lost approximately 129,600 and 92,700 access lines, respectively.  During these same periods, we lost approximately 51,800 and 65,700 customers, respectively. The improved customer retention in the third quarter of 2012 as compared to the second quarter of 2012 is principally due to the successful penetration of the Simply Broadband product discussed above.  Also, during the third quarter of 2012, the average monthly customer revenue per customer increased $2.09, or 1.9%, over the second quarter of 2012.  During the nine months ended September 30, 2012, we lost approximately 324,400 access lines, net, or 8.0% on an annual basis, as compared to approximately 371,800 access lines, net during the nine months ended September 30, 2011, or 8.5% on an annual basis. We lost 171,600 residential customers and 18,500 business customers during the nine months ended September 30, 2012, or 7.7% on an annual basis, as compared to 270,300 residential customers and 24,400 business customers lost during the nine months ended September 30, 2011, or 10.2% on an annual basis. Average monthly residential revenue per customer increased $0.53 to $58.72 during the third quarter of 2012 as compared to the second quarter of 2012.  This increase is primarily the result of the additional monthly subscriber line charges to our residential customers which were implemented in the third quarter of 2012 as permitted by the USF/ICC Report & Order. Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

During the nine months ended September 30, 2012, the Company added approximately 18,100 broadband subscribers, net.  The Company’s broadband customer base grew by approximately 1,000 during the third quarter of 2012, reflecting the impact of lower customer activations as a result of fewer marketing promotions and final conversion clean-up.   In connection with the Transaction, the Company agreed to focus primarily on certain capital investment commitments to expand broadband availability and speeds.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to increase broadband subscribers during the remainder of 2012.

As stated above, while the number of access lines is one metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue, products per customer and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Despite the 7.6% decline in residential customers and the 8.8% decline in business customers since September 30, 2011, customer revenue (all revenue except switched access and subsidy revenue) declined in the first nine months of 2012 by 4% as compared to the prior year period.   The decline in customers was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers, combined with increased competition and the other factors discussed herein, may cause our revenue, profitability and cash flows to decrease.

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase
	September 30, 2012	September 30, 2011	(Decrease)

Customers	3,223,557	3,494,294	(8%)

Access lines:
Residential	3,025,928	3,344,758	(10%)
Business	1,916,594	2,029,101	(6%)
Total access lines	4,942,522	5,373,859	(8%)

Broadband subscribers	1,782,278	1,754,842	2%
Video subscribers (1)	388,257	556,552	(30%)

		For the three months ended September 30,				For the nine months ended September 30,
				$ Increase	% Increase			$ Increase	% Increase
		2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
	Revenue (in 000's):
	Residential	$531,397	$560,913	$(29,516)	(5%)	$1,601,322	$1,726,383	$(125,061)	(7%)
	Business	581,097	581,993	(896)	0%	1,742,761	1,761,409	(18,648)	(1%)
	Customer revenue	1,112,494	1,142,906	(30,412)	(3%)	3,344,083	3,487,792	(143,709)	(4%)

	Switched access and subsidy	139,975	148,033	(8,058)	(5%)	435,217	472,099	(36,882)	(8%)
	Total revenue	$1,252,469	$1,290,939	$(38,470)	(3%)	$3,779,300	$3,959,891	$(180,591)	(5%)

	Switched access minutes of use
	(in millions)	4,481	4,626		(3%)	13,769	14,412		(4%)
	Average monthly total revenue
	per customer	$128.48	$121.68		6%	$126.73	$121.09		5%
	Average monthly total customer
	revenue per customer	$114.12	$107.72		6%	$112.14	$106.66		5%
	Average monthly total revenue per
	access line	$83.38	$79.22		5%	$82.15	$79.21		4%
	Average monthly customer revenue
	per access line	$74.06	$70.14		6%	$72.69	$69.77		4%

		As of or for the three months ended September 30,				As of or for the nine months ended September 30,
					% Increase				% Increase
		2012	2011		(Decrease)	2012	2011		(Decrease)
	Residential customer metrics:
	Customers	2,932,163	3,174,915		(8%)	2,932,163	3,174,915		(8%)
	Revenue (in 000's)	$531,397	$560,913		(5%)	$1,601,322	$1,726,383		(7%)
	Average monthly residential
	revenue per customer (2)	$58.72	$57.52		2%	$57.95	$57.49		1%
	Customer monthly churn	1.63%	1.72%		(5%)	1.58%	1.72%		(8%)

	Business customer metrics:
	Customers	291,394	319,379		(9%)	291,394	319,379		(9%)
	Revenue (in 000's)	$581,097	$581,993		0%	$1,742,761	$1,761,409		(1%)
	Average monthly business
	revenue per customer	$659.01	$600.48		10%	$645.52	$591.56		9%

(1)	Decline in video subscribers is due to the loss of 203,100 DirecTV subscribers in the third quarter of 2012 as Frontier no longer provides DirecTV as part of its bundled packages.
(2)	Calculation excludes the Mohave Cellular Limited Partnership.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Local and long distance services	$556,353	$605,593	$(49,240)	(8%)
Data and internet services	461,212	457,934	3,278	1%
Other	94,929	79,379	15,550	20%
Customer revenue	1,112,494	1,142,906	(30,412)	(3%)
Switched access and subsidy	139,975	148,033	(8,058)	(5%)
Total revenue	$1,252,469	$1,290,939	$(38,470)	(3%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Local and long distance services	$1,688,352	$1,858,451	$(170,099)	(9%)
Data and internet services	1,366,588	1,378,060	(11,472)	(1%)
Other	289,143	251,281	37,862	15%
Customer revenue	3,344,083	3,487,792	(143,709)	(4%)
Switched access and subsidy	435,217	472,099	(36,882)	(8%)
Total revenue	$3,779,300	$3,959,891	$(180,591)	(5%)

Local and Long Distance Services
Local and long distance services revenue for the three and nine months ended September 30, 2012 decreased $49.2 million, or 8%, to $556.4 million, and $170.1 million, or 9%, to $1,688.4 million, respectively, as compared with the three and nine months ended September 30, 2011 primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by an increase in local voice revenues as Frontier increased charges to residential and business end users to the extent permitted by the USF/ICC Report and Order.

Local and enhanced services revenue for the three and nine months ended September 30, 2012 decreased $30.7 million, or 6%, to $456.3 million, and $122.3 million, or 8%, to $1,371.9 million, respectively, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by an increase in local voice revenues as Frontier increased charges to residential and business end users to the extent permitted by the USF/ICC Report and Order.    Long distance services revenue for the three and nine months ended September 30, 2012 decreased $18.5 million, or 16%, to $100.1 million, and $47.8 million, or 13%, to $316.5 million, respectively, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services
Data and internet services revenue for the three and nine months ended September 30, 2012 increased $3.3 million, or 1%, to $461.2 million, and decreased $11.5 million, or 1%, to $1,366.6 million, respectively, as compared with the three and nine months ended September 30, 2011.  Data services revenue decreased $0.4 million to $210.5 million, and $14.9 million to $620.6 million, respectively, for the three and nine months ended September 30, 2012, as compared with the same periods of 2011, primarily due to higher promotional discounts and customer credits.   As of September 30, 2012, the number of the Company’s broadband subscribers increased by approximately 27,400, or 2%, since September 30, 2011.  Data and internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue increased $3.7 million to $250.7 million, and $3.4 million to $746.0 million, respectively, for the three and nine months ended September 30, 2012, as compared with the comparable periods of 2011 due to changes in pricing related to volume discount contracts and settlements of disputes with carriers.

Other
Other revenue for the three and nine months ended September 30, 2012 increased $15.6 million, or 20%, to $94.9 million, and $37.9 million, or 15%, to $289.1 million, respectively, as compared with the three and nine months ended September 30, 2011.  Other revenue for the three months ended September 30, 2012 increased as compared to the comparable prior period, primarily due to higher service activation fees and higher wireless revenue, partially offset by lower directory services revenue.  Other revenue for the nine months ended September 30, 2012 increased as compared to the comparable prior period, primarily due to higher service activation fees, lower bad debt expenses that are charged against revenue and higher wireless revenue, partially offset by the reduction in customers for FiOS video service and lower directory services revenue.

Switched Access and Subsidy
Switched access and subsidy revenue for the three and nine months ended September 30, 2012 decreased $8.1 million, or 5%, to $140.0 million, and $36.9 million, or 8%, to $435.2 million, respectively, as compared with the three and nine months ended September 30, 2011.  Switched access revenue for the three and nine months ended September 30, 2012 of $62.2 million and $204.1 million, respectively, decreased $12.3 million, or 16%, and $42.0 million, or 17%, respectively, as compared to the same periods of 2011, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the third quarter impact of the lower rates enacted by the first phase of the FCC’s intercarrier compensation reform.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to the FCC.  Subsidy revenue, including surcharges billed to customers of $29.0 million and $87.5 million, respectively, for the three and nine months ended September 30, 2012 of $77.8 million and $231.1 million, respectively, increased $4.2 million, or 6%, and $5.1 million, or 2%, respectively, as compared with the same periods of 2011, primarily due to increased support for the Federal Universal Service Fund and local switching, including the third quarter implementation of the USF/ICC Report and Order.

Federal and state subsidies and surcharges (which are billed to customers and remitted to the FCC) for the Company were $115.7 million, $27.9 million and $87.5 million, respectively, and $231.1 million in total, or 6% of our revenues, for the nine months ended September 30, 2012.  Total federal and state subsidies and surcharges were $225.9 million, or 6% of our revenues, for the nine months ended September 30, 2011.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (USF/ICC Report & Order). The FCC’s USF/ICC Report & Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive approximately $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of September 30, 2012, Frontier has received $48.0 million of the CAF Phase I support funds and has recorded increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

The FCC’s USF/ICC Report & Order also make changes to Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.

Effective December 29, 2011, the USF/ICC Report & Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The USF/ICC Report & Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the USF/ICC Report & Order. With the initial implementation commencing in July 2012, the third quarter’s impact was immaterial.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state Universal Service funds. In addition, we have been approached by, and/or are involved in formal state proceedings with, various carriers seeking reductions in intrastate access rates in certain states. Although the FCC has pre-empted state jurisdiction on certain access charges, many states are still considering moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. However, future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Network access	$102,051	$119,941	$(17,890)	(15%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Network access	$333,053	$397,854	$(64,801)	(16%)

Network access expenses for the three and nine months ended September 30, 2012 decreased $17.9 million, or 15%, to $102.1 million, and $64.8 million, or 16%, to $333.1 million, respectively, as compared with the three and nine months ended September 30, 2011, primarily due to reduced data network and backbone costs, reflecting cost synergies realized in moving traffic onto the Frontier legacy backbone, and decreased long distance carriage costs in 2012, including a reduction in costs for our originating traffic associated with the third quarter implementation of the USF/ICC Report and Order.  Network access expenses also included promotional gift costs of $2.3 million and $12.8 million, respectively, in the third quarter and nine months ended September 30, 2011 for various broadband and video subscriber promotions.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Wage and benefit expenses	$315,468	$289,014	$26,454	9%
All other operating expenses	256,880	282,374	(25,494)	(9%)
	$572,348	$571,388	$960	0%

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Wage and benefit expenses	$902,726	$858,727	$43,999	5%
All other operating expenses	761,116	871,097	(109,981)	(13%)
	$1,663,842	$1,729,824	$(65,982)	(4%)

Wage and benefit expenses
Wage and benefit expenses for the three and nine months ended September 30, 2012 increased $26.5 million, or 9%, to $315.5 million, and $44.0 million, or 5%, to $902.7 million, respectively, (including $14.8 million and $14.6 million of severance costs for the nine month periods in 2012 and 2011, respectively, related to 562 and 290 employees), as compared to the three and nine months ended September 30, 2011, primarily due to higher costs for compensation and certain other benefits resulting from higher average employee headcount and incremental overtime costs in the third quarter of 2012 to repair the network for seasonally higher storm damage costs than in the prior period.  Incremental overtime and other costs incurred in the third quarter of 2012, resulting from seasonal storms, were $15 million greater than the second quarter of 2012.  We expect headcount to decline on a go forward basis since the systems conversions are finished and the additional employees hired to help us are no longer needed.

Pension costs for the Company are included in our wage and benefit expenses.  Pension costs for the three months ended September 30, 2012 and 2011 were approximately $11.6 million and $7.9 million, respectively.  Pension costs include pension expense of $14.1 million and $9.6 million, less amounts capitalized into the cost of capital expenditures of $2.5 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively.

Pension costs for the nine months ended September 30, 2012 and 2011 were approximately $33.6 million and $23.3 million, respectively.  Pension costs include pension expense of $41.7 million and $28.8 million, less amounts capitalized into the cost of capital expenditures of $8.1 million and $5.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Based on current assumptions and plan asset values, we estimate that our 2012 pension and other postretirement benefit expenses (which were $58.3 million in 2011 before amounts capitalized into the cost of capital expenditures) will be approximately $80 million to $85 million for Frontier before amounts capitalized into the cost of capital expenditures.  We  made total net contributions to our pension plan for 2012 of $28.5 million, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.  Net contributions totaling $18.2 million were made during the third quarter of 2012 and $10.3 million was made in October 2012. There are no further contributions to be made in 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

All other operating expenses
All other operating expenses for the three and nine months ended September 30, 2012 decreased $25.5 million, or 9%, to $256.9 million, and $110.0 million, or 13%, to $761.1 million, respectively, as compared with the three and nine months ended September 30, 2011, primarily due to lower computer costs, outside service fees, facilities and office services.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Depreciation expense	$209,947	$226,702	$(16,755)	(7%)
Amortization expense	88,469	125,205	(36,736)	(29%)
	$298,416	$351,907	$(53,491)	(15%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Depreciation expense	$628,823	$671,171	$(42,348)	(6%)
Amortization expense	333,940	390,979	(57,039)	(15%)
	$962,763	$1,062,150	$(99,387)	(9%)

Depreciation and amortization expense for the three and nine months ended September 30, 2012 decreased $53.5 million, or 15%, to $298.4 million, and $99.4 million, or 9%, to $962.8 million, respectively, as compared to the three and nine months ended September 30, 2011.  Amortization expense decreased primarily due to lower amortization expense associated with the accelerated write-off  of certain software licenses no longer required for operations during the first quarter of 2012 as a result of the completed system conversions, the amortization associated with certain Frontier legacy properties that were fully amortized in March 2012 and the amortization related to the customer base (as discussed below).   Depreciation expense decreased primarily due to a lower net asset base and changes in the remaining useful lives of certain assets.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2011 and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2011.  Our “composite depreciation rate” for plant assets was 6.4% as a result of the study.  We anticipate depreciation expense of approximately $840 million to $850 million for 2012.

Amortization expense for the nine months ended September 30, 2012 and 2011 included $322.7 million and $348.8 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer list and 12 years for the business customer list, amortized on an accelerated method.  We anticipate amortization expense of approximately $420 million for 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INTEGRATION COSTS

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Integration costs	$4,458	$67,412	$(62,954)	(93%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Integration costs	$68,204	$100,899	$(32,695)	(32%)

Integration costs include expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions are complete, the Company continues to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $68.2 million and $100.9 million of operating expenses and $38.8 million and $62.6 million in capital expenditures related to integration activities during the first nine months of 2012 and 2011, respectively. The Company currently expects to incur operating expenses and capital expenditures for the full year of 2012 related to completing its integration and cost savings initiatives of approximately $80 million and $50 million, respectively, including the amounts incurred during the first nine months of 2012.  Our integration costs and related capital expenditures will be completed by the end of 2012.

INVESTMENT INCOME / OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Investment income (loss)	$323	$(666)	$989	148%
Losses on early extinguishment of debt	$(245)	$-	$(245)	(100%)
Other income (loss), net	$4,279	$1,502	$2,777	185%
Interest expense	$172,188	$165,755	$6,433	4%
Income tax expense (benefit)	$35,739	$(6,948)	$42,687	NM

	For the nine months ended September 30,
			$ Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Investment income	$12,417	$2,624	$9,793	NM
Losses on early extinguishment of debt	$(71,063)	$-	$(71,063)	(100%)
Other income (loss), net	$6,577	$7,415	$(838)	(11%)
Interest expense	$509,104	$500,034	$9,070	2%
Income tax expense	$66,150	$66,809	$(659)	(1%)

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Investment Income
Investment income for the three and nine months ended September 30, 2012 increased $1.0 million to $0.3 million, and $9.8 million to $12.4 million, respectively, as compared with the three and nine months ended September 30, 2011, primarily due to $9.8 million in investment gains associated with cash received during the second quarter of 2012 in connection with our previously written-off investment in Adelphia.

Our average cash balances were $550.4 million and $262.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Our average total restricted cash balance was $121.7 million and $177.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Losses on Early Extinguishment of Debt
During the second quarter of 2012, we recognized a loss of $69.2 million on the early extinguishment of debt in connection with a $500.0 million debt tender offer for the Notes.  We also recognized losses of $0.5 million and $2.1 million during the third quarter and first nine months of 2012, respectively, for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

Other Income (Loss), Net
Other income (loss), net for the three and nine months ended September 30, 2012 increased $2.8 million to $4.3 million, and decreased $0.8 million to $6.6 million, respectively, as compared with the three and nine months ended September 30, 2011, primarily due to an increase of $3.1 million in the settlement of customer advances as compared with the third quarter of the prior year.

Interest expense
Interest expense for the three and nine months ended September 30, 2012 increased $6.4 million, or 4%, to $172.2 million, and $9.1 million, or 2%, to $509.1 million, respectively, as compared with the three and nine months ended September 30, 2011, primarily due to the registered offering of $600 million of senior unsecured notes on August 15, 2012, resulting in higher average debt levels, and  lower capitalized interest in 2012.  Our average debt outstanding was $8,468.8 million and $8,274.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Our composite average borrowing rate as of September 30, 2012 and 2011 was 7.87% and 8.00%, respectively.

Income tax expense (benefit)
Income tax expense for the three and nine months ended September 30, 2012 increased $42.7 million to $35.7 million, and decreased $0.7 million, or 1%, to $66.2 million, respectively, as compared with the three and nine months ended September 30, 2011.  The third quarter variance is primarily due to higher pretax income in 2012 and the reduced impact of the reversal of uncertain tax positions for $6.2 million.   A $10.5 million charge was recorded in the second quarter of 2011 resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax which eliminated certain future tax deductions.  The effective tax rate for the first nine months of 2012 and 2011 was 34.8% and 37.3%, respectively.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $6.3 million as of September 30, 2012.

We paid $4.1 million in net cash taxes and received $16.2 million in cash tax refunds, net during the nine months ended September 30, 2012, and 2011, respectively.  We expect that our cash tax payments for the full year of 2012 will be approximately $15 million. Our 2012 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  Absent any legislative changes in 2012 or 2013, cash taxes are expected to increase in 2013 to approximately $125 million to $150 million.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the third quarter of 2012 was $67.0 million, or $0.07 per share, as compared to $20.4 million, or $0.02 per share, in the third quarter of 2011, and $111.8 million, or $0.11 per share, as compared to $107.4 million or $0.11 per share, for the nine months ended September 30, 2011.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of September 30, 2012 was approximately 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2012.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $531.9 million of our outstanding borrowings at September 30, 2012 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at September 30, 2012, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At September 30, 2012, the fair value of our long-term debt was estimated to be approximately $8.7 billion, based on our overall weighted average borrowing rate of 7.87% and our overall weighted average maturity of approximately 9 years.   As of September 30, 2012, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2011.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2012 is limited to our pension assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have increased from $1,258.0 million at December 31, 2011 to $1,282.2 million at September 30, 2012, an increase of $24.2 million, or 2%.  This increase is a result of positive investment returns, cash contributions and additional asset transfers from Verizon for a combined total of $147.5 million, less benefit payments of $123.3 million during the first nine months of 2012.  We made total net contributions to our pension plan for 2012 of $28.5 million, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.  Net contributions totaling $18.2 million were made during the third quarter of 2012 and $10.3 million was made in October 2012.   There are no further contributions to be made in 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2012, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at September 30, 2012.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes have been made to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal proceedings arising in the normal course of our business covering a wide range of matters or types of claims including, but not limited to, general contracts, billing disputes, rights of access, tax, consumer protection, trademark and patent infringement, employment, regulatory and tort.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 1A.  Risk Factors

There have been no changes to the Risk Factors described in Part 1 “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our quarterly Report on Form 10-Q for the quarter ended March 31, 2012, each as filed with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2012 to July 31, 2012
Employee Transactions (1)	80,357	$3.68

August 1, 2012 to August 31, 2012
Employee Transactions (1)	1,437	$4.19

September 1, 2012 to September 30, 2012
Employee Transactions (1)	1,344	$4.62

Totals July 1, 2012 to September 30, 2012
Employee Transactions (1)	83,138	$3.70

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

Date: November 8, 2012