Form 10-K
period 2012-12-31
FRONTIER COMMUNICATIONS CORP
filed 2013-02-27
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

     Large Accelerated Filer  [X]                        Accelerated Filer  [  ]                         Non-Accelerated Filer  [  ]                    Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes __  No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2012 was $3,799,677,000 based on the closing price of $3.83 per share on such date.

The number of shares outstanding of the registrant's Common Stock as of February 15, 2013 was 998,275,000.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the U.S. Frontier and its subsidiaries are referred to as the “Company,” “we,” “us” or “our” throughout this report.  Frontier was incorporated in the state of Delaware in 1935, originally under the name of Citizens Utilities Company, and was known as Citizens Communications Company from 2000 until July 31, 2008.

Our mission is to be the leader in providing communications services to residential and business customers in our markets.  We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction.  We offer a variety of voice, data, and television services and products, some that are available á la carte, and others that are available as bundled or packaged solutions.  We believe that our local engagement structure, 100% U.S.–based workforce and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

In 2012, we completed the integration of our July 2010 acquisition of properties from Verizon Communications Inc. (Verizon), an acquisition that tripled the size of the Company and is described in more detail below.  Additionally, we undertook the following significant steps in 2012 to position the Company for the future:

•	Broadband Expansion
During 2012, we expanded our broadband availability to 318,000 new households, bringing our total of new available households to 973,000 since the July 2010 acquisition.  As of December 31, 2012, we are able to offer broadband to over 6.2 million households.  During 2012 and early 2013, Frontier received $66.0 million and $5.9 million, respectively, or a total of $71.9 million, from the Connect America Fund (CAF) to support broadband deployment in unserved high-cost areas.  As of December 31, 2012, we had broadband in excess of 1 Mbps available to 88% of the households in our territory, in excess of 3 Mbps available to 83% of the households in our territory, in excess of 6 Mbps available to 74% of the households in our territory, and in excess of 20 Mbps available to 40% of the households in our territory.

•	Systems Conversion
In March 2012, the Company successfully completed the conversion of all of its network and systems from the July 2010 acquisition onto one platform, ten months ahead of schedule.  The completion of the conversions enhanced the Company’s ability to manage the business and further reduce costs.  Following the completion of the conversions, the Company is focused on simplifying its processes, eliminating redundancies and further reducing its cost structure while continuing to improve its customer service capabilities.

•	Improved Residential Customer Metrics
During 2012, our rate of residential customer loss improved to 7.0% for the full year of 2012 as compared to 9.9% for 2011.  We believe that these improvements in customer retention are principally due to our investments in our network, our local engagement strategy, improved customer service and the introduction of our stand alone Simply Broadband product, as well as customer recognition of the value of our products, services and bundled options, fewer residential moves out of territory, fewer moves by businesses to competitors and our ability to compete with cable telephony in a maturing market place.

•	Cost Reductions
We have fully achieved our acquisition cost savings synergy target of $650 million as of the end of 2012.  The cost savings in 2012 from our targeted initiatives list (which includes, but is not limited to, cancellation or reduction of vendor services, network cost savings, contractor reductions, benefit changes and real estate savings) was approximately $25 million on a quarterly basis, or $101 million on an annualized basis, and combined with the savings achieved in 2011 and 2010, equates to an annualized cost savings run rate of $653 million as of the end of 2012.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	Strengthened Balance Sheet and Financial Profile
Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.  The Board reduced the dividend from $0.75 per share to $0.40 per share in order to strengthen our balance sheet and improve operational and financial flexibility.

During 2012, we raised $1.4 billion in three registered debt offerings.  We used part of the proceeds to retire and repurchase an aggregate principal amount of $757.0 million of debt during the year.  As a result, we have excess proceeds from those offerings that are included in cash and cash equivalents as of the end of the year, which will be used to repurchase or retire existing indebtedness or for general corporate purposes.  Additionally, on January 15, 2013, we retired $502.7 million of our 6.25% Senior Notes due 2013 with cash on hand.

For the year ended December 31, 2012, we generated revenue of $5.0 billion, including customer revenue of $4.4 billion and regulatory revenue of $0.6 billion, and net cash provided from operating activities of $1.6 billion.  We have a well-balanced debt maturity schedule and we have available liquidity of over $2.1 billion as of December 31, 2012, comprised of cash and available credit on our $750 million revolving credit facility.

Our average monthly total revenue per customer in 2012 improved by $5.44, or 4%, to $127.32, as compared to the prior year.  Residential customer monthly churn was further reduced in 2012 to 1.62% from 1.69% in 2011.  We added 60,900 direct broadcast satellite (DBS) video subscribers during 2012 with our video product offered through DISH Network (DISH).  We lost 203,100 DirecTV video subscribers in the third quarter of 2012 when Frontier chose to not offer DirecTV as part of its bundled packages.

We believe that our local engagement strategy enhances customer loyalty.  On January 10, 2013, we strategically realigned our regional reporting structure from six regions to four regions. In addition, we decentralized certain functions, such as sales and marketing, enabling us to further strengthen our local engagement strategy, which we believe will deepen our relationships with customers and ultimately improve customer retention and average revenue per customer.  We also realigned certain corporate support functions in order to achieve improved customer service. This realignment will enable our local leaders to specifically target sales and marketing efforts to the communities they serve.

Communications Services

We tripled the size of the Company in July 2010 when we acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Acquired Territories), including Internet access and long distance services and broadband video provided to designated customers in the Acquired Territories (which we refer to as the Acquired Business).  We financed the purchase of the Acquired Business (the Transaction) with a distribution of $5.2 billion of common stock to Verizon shareholders (678.5 million shares) and the assumption of $3.5 billion of debt.

As of December 31, 2012, we are the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.2 million customers, 1.8 million broadband connections and 14,700 employees. We operate as an ILEC in 27 states.

We conduct business with both business and residential customers, and we provide the “last mile” of telecommunications services to customers in these markets.  During 2012, our customer revenue was $4,435.4 million, including business revenue of $2,317.2 million and residential revenue of $2,118.2 million.  At December 31, 2012, we had 1,787,600 broadband subscribers and 346,600 video customers.  Our services and products include:

•	data and Internet services
-	wireline broadband services
-	data transmission services (e.g., DS1, DS3, Ethernet, dedicated Internet Protocol)
-	wireless broadband services
-	computer security (i.e., Frontier Secure)
-	commercial VoIP service

•	local and long distance voice services
-	local voice services
-	enhanced services (e.g., voicemail, call waiting)
-	long distance network services

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	access services

•	video services
-	direct broadcast satellite utilizing DISH
-	terrestrial utilizing fiber to the home

•	sales of customer premise equipment

Company Strategies

The key elements of our strategy are as follows:

Enhance customer loyalty through local engagement.  Our strategy includes engaging our markets at the local level to ensure that we have a locally customer-driven sales and service focus that differentiates us from our competitors.  Our markets are operated by local managers responsible for the customer experience, as well as the financial results, in those markets.  We invest in infrastructure improvements and enhancements each year, recognizing that the economic livelihood of the communities we serve will affect opportunities to grow the business. We therefore have a vested interest in the economic development of the communities we serve. We are involved in these communities to create a competitive advantage through long-term customer loyalty.  We are committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.

Increase revenue per customer.  We continue to apply the sales and marketing practices that we have historically employed throughout our markets, including the sale of voice, data and video services as bundled packages and the use of promotions and incentives to drive market share.  We believe these marketing strategies yield increased revenue per customer, strong customer relationships and improved customer retention.  We tailor our services to the needs of our business and residential customers in the markets we serve and continually evaluate the introduction of new and complimentary products and services.  We are increasing broadband availability to our customer base through innovative packages and promotions, and we plan to improve subscription rates for broadband services.  We provide direct broadcast satellite services from DISH in all of our markets and fiber optic video services in parts of three states.  We have implemented several growth initiatives, including launching new products and services, such as wireless broadband, satellite video and broadband products, Internet advertising and “Frontier Secure” computer  security and technical support. We will continue to focus on growing those products and services and plan to offer new ones in the future.

Expand broadband footprint.  We are concentrating on broadband as the core component of our service offering and growth.  Consequently, we have earmarked capital expenditures for the expansion and improvement of broadband availability and speeds in our markets and view this expansion as an opportunity to retain a greater number of customers and increase average revenue per customer.  These capital expenditures include enhancing the existing outside plant by pushing fiber deeper into the network, enhancing transport and expanding the capability of our data backbone.

As of December 31, 2012, approximately 88% of the households throughout the Company’s territories had access to our wireline broadband products with speeds of at least 1 Mbps.  See “Network Architecture and Technology” for a table that summarizes our broadband availability to the households throughout the Company’s territories at speeds in excess of 1 Mbps, 3 Mbps, 4 Mbps, 6 Mbps, 12 Mbps and 20 Mbps for the total Company.  In addition, we have committed to federal and state regulatory authorities to expand broadband availability in certain areas of the Acquired Territories.  See “—Regulatory Environment—Regulation of our business.”  During the fourth quarter of 2012, we began selling a satellite broadband product with speed between 256 Kbps and 40 Mbps in selected markets.

Realize Cost Savings. The Company accelerated its final conversion of the Acquired Business systems onto one company platform in March 2012,  ten months ahead of the original target.  We have achieved cost savings of approximately $653 million as a result of the Transaction, principally by: (1) leveraging the scalability of our existing corporate administrative functions, information technology and network systems to cover certain former Acquired Business functions and systems; (2) in-sourcing certain functions formerly provided by third-party service providers to the Acquired Business; and (3) achieving improved efficiencies and more favorable rates with third-party vendors and the consolidation of certain facilities. The cost savings in 2012 from our targeted initiatives list (which includes, but is not limited to, cancellation or reduction of vendor services, network cost savings, contractor reductions, benefit changes and real estate savings) was approximately $101 million on an annualized basis, and when combined with the savings achieved in 2011 and 2010, equates to an annualized cost savings run rate of approximately $653 million, which exceeds our original estimate of $500 million of cost savings.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Growth through selective acquisitions.  We continue to evaluate and may pursue select strategic acquisitions that would enhance revenues and cash flows.  We will continue to adhere to our selective criteria in any acquisition analysis.

Services

We offer a broad portfolio of high-quality communications services for business and residential customers in each of our markets.  These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet access, broadband-enabled services and video services. We offer these services both á la carte and, increasingly, as bundled packages which are purposely designed to simplify customer purchasing decisions and to provide the customer with pricing discounts.  We also offer incentives and promotions to influence customers to purchase or retain certain services.  We also enhance customer retention by offering one-, two- and three-year price protection plans under which customers commit to a term in exchange for predictable pricing or other incentives and promotions.  We are staffed locally with skilled technicians and supervisory personnel, which enables us to provide efficiently and reliably an array of communications services to meet our customers’ needs.  Our call center operations and field technicians are staffed with 100% U.S.-based personnel.

Generation of Revenue

We generate revenue primarily by providing: (1) data and Internet services and wireless data services; (2) basic local and long distance voice wireline services to business and residential customers in our service areas; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; (4) sales of third party and owned video services; and (5) sales of customer premise equipment.

Data and Internet services. We offer a wide range of wireline broadband services to our residential, commercial and carrier customers.  Residential services include broadband, dial up Internet, portal and e-mail products.  Commercial services include Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS), and TDM data transport services. These services are all supported by a 24-7 help desk and an advanced Network Operations Center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed monthly in advance.

We also offer our Frontier Secure suite of products aimed at managing the personal computing experience for our customers and designed to provide value and simplicity to meet customers’ ever-changing needs.  The Frontier Secure products and services suite includes an in-home, full installation of the Company’s broadband product, two hour appointment windows for the installation, hard-drive back-up services, 24-7 help desk PC support and inside wire maintenance (when bundled).

We offer wireless broadband services (using unlicensed WiFi spectrum) in select markets utilizing networks that we own or operate.  Long-term contracts are billed in advance on an annual or semi-annual basis.  End-user subscribers are billed in advance on a monthly recurring basis and businesses, colleges and universities are billed on a monthly recurring basis for a fixed number of users.  Hourly, daily and weekly casual end-users are billed by credit card at the time of use.

Local and long distance voice services.  We provide basic telephone wireline services to business and residential customers in our service areas.  Our service areas are largely residential and generally less densely populated than the primary service areas of the largest ILECs.  We also provide enhanced services to our customers by offering a number of calling features, including call forwarding, conference calling, caller identification, voicemail and call waiting.  All of these local services are billed monthly in advance.  Long distance network service to and from points outside our operating territories are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute-of-use basis.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We also offer packages of communications services.  These packages permit customers to bundle their basic telephone line service with their choice of enhanced, long distance, video and Internet services for a monthly fee or usage fee depending on the plan.

We are continuing our efforts to increase the penetration of our enhanced services which produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services.  Integrating these services with other services may provide the opportunity to capture an increased percentage of our customers’ communications expenditures.

Access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. On November 18, 2011, the FCC released the USF/ICC Report & Order (the Order) that, beginning in July 2012, requested us to transition terminating switched access rates over time to near zero by July 2017. The Order enables companies to recover part of the decline through increases in subscriber line fees charged to some residential and business wireline voice customers.  While the FCC has asserted jurisdiction over these terminating access rates, during the transition the charges will continue to be based on tariffs filed with both the FCC and state regulatory agencies. Monthly recurring access service fees are billed in advance.   In addition, subsidies that are received from state and federal authorities based on the higher cost of providing telephone service to certain rural areas are a part of our access services revenue. Beginning in July 2012, the Company began receiving federal subsidies for the deployment of broadband in unserved and high cost areas.

Video services.  We offer video services under an agency relationship with DISH, which we selected as the only satellite provider for Frontier in August 2011.  During the third quarter of 2012, we unbundled over 203,100 DirecTV customers from our bills and no longer sell, manage or earn revenues from DirecTV.  We receive from the applicable satellite provider and recognize as revenue activation fees, other residual fees and nominal management, billing and collection fees. Additionally, we offer fiber optic video services on a limited basis in the states of Indiana, Oregon and Washington pursuant to franchises, permits and similar authorizations issued by local franchising authorities utilizing fiber optic delivery transport to the home.

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

Our Company, like others in the industry, utilizes reporting metrics focused on units. Consistent with our strategy to focus on the customer, we also utilize total, business and residential customer metrics that, when combined with unit counts, provides additional insight into the results of our strategic initiatives described above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the year ended December 31,
	2012	2011
Total Customer Metrics:
Total Customers	3,173,169	3,413,666
Total Customer Revenue (in 000’s)	$4,435,436	$4,623,902
Average monthly total revenue per Customer	$127.32	$121.88
Average monthly total Customer revenue per Customer	$112.68	$107.50
Business Customer Metrics:
Customers	286,106	309,900
Revenue (in 000’s)	$2,317,212	$2,353,375
Average monthly business revenue per Customer	$650.63	$601.14

Residential Customer Metrics:
Customers	2,887,063	3,103,766
Revenue (in 000’s)	$2,118,224	$2,270,527
Average monthly residential revenue per Customer (1)	$58.03	$57.40
Customer monthly churn	1.62%	1.69%

 (1)  Calculation excludes the Mohave Cellular Limited Partnership.

During 2012, we lost 240,500 customers, as compared to a loss of 375,400 customers in 2011.  Also, during 2012, the average monthly total customer revenue per customer increased $5.18, or 5%, over 2011.  We lost 216,700 residential customers and 23,800 business customers during the year ended December 31, 2012, or 7% on an annual basis, as compared to 341,400 residential customers and 33,900 business customers lost during the year ended December 31, 2011, or 10% on an annual basis. Average monthly residential revenue per customer increased $0.63 to $58.03 during 2012 as compared to 2011.  This increase is due to the additional monthly subscriber line charges to our residential customers which were implemented in the third quarter of 2012, as permitted by the Order as well as increased product penetration and rationalized pricing. Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

During 2012, we added 23,400 new broadband subscribers, net, as compared to 45,200 during 2011. We believe that the lower customer activations were due to the final systems conversion during 2012 and the delayed roll-out of marketing promotions in the second half of 2012. At December 31, 2012, we had 1,787,600 broadband subscribers.  Throughout our properties, we offer a video product through DISH and, in addition, we offer fiber optic video services in three states.  We gained 43,600 video subscribers, net during 2012, excluding the impact of unbundling DirecTV customers from our bills.  At December 31, 2012, we had 346,600 video customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following table sets forth total residential customers in the states in which we operated as of December 31, 2012.

		Percentage of
	Residential	residential
State	customers	customers

West Virginia………………………………	350,070	12.1%
New York…………………………………..	292,754	10.1%
Indiana……………………………………..	285,571	9.9%
Illinois………………………………………	273,409	9.5%
Ohio………………………………………..	258,730	9.0%
Michigan………………………………….	208,414	7.2%
Washington……………………………….	199,034	6.9%
Wisconsin…………………..…………….	141,472	4.9%
Pennsylvania…………….…..……………	136,370	4.7%
Oregon…………………….……………….	134,796	4.7%
Minnesota………………………...……….	107,456	3.7%
North Carolina…………………………….	103,950	3.6%
California……………………………..……	78,121	2.7%
Arizona……………………………………..	73,870	2.6%
Idaho……………………………………….	54,960	1.9%
South Carolina…………………………….	44,781	1.5%
Other States (1)……………...…….……….	143,305	5.0%
Total …………………………………….	2,887,063	100%
Total commercial customers	286,106
Total customers	3,173,169

_______________________
 (1) Includes Tennessee, Nevada, Iowa, Nebraska, Alabama, Utah, Georgia, New Mexico, Montana, Mississippi and Florida.

The number of our access lines is one metric that has been used to understand our revenue and profitability.  Access lines, however, have become less relevant given our strategic focus on customer retention and broadband penetration.  Traditionally, we lose access lines because of competition, economic conditions, and by the loss of second lines upon the addition of broadband service.  An additional factor was introduced at the end of the second quarter of 2012 when, Frontier began selling Simply Broadband, which is our broadband service without any wireline circuit switched voice capabilities.  We are attracting and retaining customers with this product, and it has had a positive impact on our residential customer counts and revenues.  As a result, when selling this service to acquire or retain customers, no access lines are sold nor are they counted.  Similarly, during the fourth quarter of 2012, Frontier began selling a satellite broadband product and we are trialing an AT&T Mobility product bundled with broadband service in selected markets.  In both of these cases, a wireline voice capability may not be included and accordingly, in that situation, an access line will not be counted.  In addition, in our normal course of business, we proactively remove access lines when we upgrade business customers from multiple circuit switched lines and replace them with data facilities that can be used for voice services via VoIP.  As a result of all of the above, changes in access lines are not necessarily an indication of a loss of revenue or customers.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our fiber optic and copper transport system is capable of supporting increasing customer demand for high bandwidth transport services.  We are currently upgrading our network with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical ADM Add/Drop Multiplexers (ROADM) transport systems, Very High Bit-Rate DSL (VDSL) broadband equipment, and Voice over Internet Protocol (VoIP) switches.  These systems will support advanced services such as Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS) transport, and VoIP.  The network is designed with redundancy and auto-failover capability on our major circuits.

As of December 31, 2012 and 2011, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

	2012			2011
	Frontier	Acquired	Total	Total
(In excess of)	Legacy	Territories	Company	Company

1 Mbps	92%	86%	88%	83%
3 Mbps	80%	84%	83%	76%
4 Mbps	76%	78%	77%	66%
6 Mbps	66%	77%	74%	56%
12 Mbps	42%	54%	51%	NA
20 Mbps	38%	41%	40%	28%

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

Competition

Competition in the communications industry is intense. We experience competition from many communications service providers, including cable operators offering video, data and VoIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers, satellite video, satellite broadband and other wireline carriers.  We believe that as of December 31, 2012, approximately 95% of the households in our territories could receive voice, data and video services from a competitive provider.

Business and residential customer behavior is affected by the ongoing economic uncertainty, including uncertain policy matters at the federal government level. The weak economic environment may produce increased delinquencies and bankruptcies and, therefore, affect our ability to collect money owed to us by business and residential customers.

As a result of competition and the stagnant economy, some of our customers may discontinue our services.  These trends may continue and may result in a continued challenging revenue environment.

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

On the commercial side of our business, we are focused on many of the same strategies and enhancements described above as well as providing transport services to wireless cell towers in our territories and expanding the number of people selling and servicing our medium, enterprise and government customers with sophisticated products and services (e.g., IP PBX, E911 equipment, Ethernet, SIP trunking).

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to customer service is demonstrated by our 100% U.S.-based workforce, our expanded customer service hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services to our voice customers. Our bundled services include broadband, unlimited long distance calling, enhanced telephone features and video offerings.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We are also focused on increasing sales of existing products, including unlimited long distance minutes, bundles of long distance minutes, wireless data, Internet portal advertising, and the Frontier Secure product suite.  In 2012, the Frontier Secure products generated $27.3 million in revenue.  Hard drive back-up services, 24-7 help desk PC support and our www.TumTiki.com website, that provides over-the-top Internet video, are also available to consumers and small businesses throughout the United States.  Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long term profitability or impact on revenue.

We believe that offering multiple products and services to our customers pursuant to price protection programs, billing on a single bill, on-line bill pay, providing superior customer service, and being active in our local communities will develop customer loyalty which should help us generate new, and retain existing, customer revenue.

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

Regulation of our business

We are subject to federal, state and local regulation.  We have various regulatory authorizations for our regulated service offerings.  At the federal level, the FCC generally exercises jurisdiction over facilities and services of common carriers, such as our company, to the extent those facilities are used to provide, originate or terminate interstate or international telecommunications services.  State regulatory commissions generally exercise jurisdiction over common carriers’ facilities and services to the extent those facilities are used to provide, originate or terminate intrastate telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive providers.  In addition, local governments often regulate the public rights-of-way necessary to install and operate networks, and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way.  Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises, construction permits and to abide by building codes.

We believe that competition in our service areas will continue to increase in the future as a result of the Telecommunications Act of 1996 (the “1996 Act” or the “Telecommunications Act”) and actions taken by the FCC and state regulatory authorities, and through increased deployment of various types of technology, although the ultimate form and degree of competition cannot be predicted at this time.  Competition may lead to loss of revenues and profitability as a result of loss of customers; reduced usage of our network by our customers who may use alternative providers for voice and data services; and reductions in prices for our services which may be necessary to meet competition.

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

The FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of December 31, 2012 we had expanded broadband availability in excess of 1 Mbps to 86% of the households throughout the Acquired Territories, in excess of 3 Mbps to 84% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 78% of the households throughout the Acquired Territories.  We are on track to satisfy our 85% requirement for 3 Mbps by the end of 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of December 31, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2012, $145.0 million had been released from escrow and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $42.7 million, including interest earned. In addition, as of December 31, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

In addition, in certain states, we are subject to operating restrictions such as rate caps (including maintenance of existing rates on business and residential products and wholesale prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the Transaction), continuation of product bundle offerings that we offered before the Transaction, and restrictions on how early termination fees are calculated, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet may result in penalties, including, in one state, cash management limitations on certain of our subsidiaries in that one state). In one other state, our subsidiaries are subject to restrictions on the amount of dividends that can be paid to the parent company for a period ending on June 30, 2014.  We are also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection. Although most of these requirements are generally consistent with our business plans, they may restrict our flexibility in operating our business during the specified periods, including our ability to raise rates in a declining revenue environment and to manage cash transfers from our subsidiaries in two states if we do not meet certain operating service criteria.

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

Regulation of the telecommunications industry at the federal and state level

At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped in return for the elimination or relaxation of earnings oversight.  The goal of these plans is to provide incentives to improve efficiencies and increased pricing flexibility for competitive services while ensuring that customers receive reasonable rates for basic services.  Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states.  These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 26% of our total access lines at December 31, 2012 are in state jurisdictions under the rate of return regulatory model.  The FCC’s National Broadband Plan, a non-binding set of recommendations released in March 2010 and described further below, recommends requiring all incumbent local exchange carriers to be regulated for interstate services, if at all, under incentive regulation.  On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of the Order.  We will continue to advocate our position for no or reduced regulation with various regulatory agencies.  In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services subject to state commission jurisdiction.

The FCC’s Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive $71.9 million of the total $300 million CAF Phase I interim support. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of December 31, 2012, Frontier has received $66.0 million of the CAF Phase I support funds and has initially recorded these funds as increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Most states have certification requirements that require providers of telecommunications services to obtain authority from the state regulatory commission prior to offering common carrier services.  Most of the local exchange companies that are operated by us operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  State regulatory commissions regulate some of the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.  The Order, however, removes much of the states’ authority to set terminating intrastate switched access rates.  This aspect of the Order has been challenged by certain parties in court.

Recent and potential regulatory developments

The FCC, state regulators, and federal and state legislators are currently considering a number of proposals for changing the manner in which eligibility for federal and state subsidies is determined as well as the amounts of such subsidies. Future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows as those regulatory revenues do not have an equal level of associated variable expenses.  Switched access and subsidy revenues continued to decline in 2012, as compared to 2011, and are expected to decline further in 2013.

On November 18, 2011, the FCC adopted the Order to reform the Federal Universal Service High-Cost Fund and Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step implemented in July 2012, to a near zero rate for terminating traffic by 2017.  Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.  Additionally, the Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  The Order preempts the states with regard to the regulation of intrastate terminating access rates.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  Accordingly, Frontier cannot predict the long-term impact at this time but believes that the Order will provide a stable regulatory framework to facilitate Frontier’s ongoing focus on the deployment of broadband into its rural markets.

The FCC also has an ongoing proceeding considering whether to make changes in its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  When and how these proposed changes will be addressed is unknown and, accordingly, we are unable to predict the impact of future changes on our results of operations.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC, through the Order, has determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates.  The FCC declined to address other VoIP-related issues.  The FCC has stated its intent to address open questions regarding the treatment of VoIP services in its ongoing “IP-Enabled Services Proceeding.” Internet telephony may have an advantage in the marketplace over our traditional services if it remains less regulated.

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

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. We believe that we are in compliance and meeting all standards and requirements. Franchises are generally granted for fixed terms of at least ten years and must be periodically renewed.  Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.

For information regarding approvals by local franchising authorities in connection with the transactions, see “— Regulatory Environment — Regulation of our business.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Environmental regulation

Like all other local telephone companies, the local exchange carrier subsidiaries we operate are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination.  As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us, regardless of fault or the lawfulness of the activity that resulted in contamination.  We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

Employees

As of December 31, 2012, we had approximately 14,700 employees.   Approximately 9,200 of our employees are represented by unions.   The number of employees covered by collective bargaining agreements that expired in 2012, but have been extended and are still open in 2013, is approximately 2,400.   The number of employees covered by collective bargaining agreements that expire in 2013 is approximately 4,150.   We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934.  Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Risks Related to Our Business

 We will likely face further reductions in voice customers, switched access minutes of use, long distance revenues and federal and state subsidy revenues, which could adversely affect us.

We have experienced declining voice customers, switched access minutes of use, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing competition, changing consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of VoIP), technology changes and regulatory constraints.  We will likely continue to experience reductions in the future.  The factors referred to above, among others, are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause our cash generated by operations to decrease.

We face intense competition, which could adversely affect us.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, VoIP providers and cable companies that may provide services competitive with the services that we offer or intend to introduce.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that we will continue to lose customers and that competition will remain robust.

We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on the success of capital expenditure investments in our territories, in addition to our new marketing efforts, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flows.

Some of our competitors have superior resources, which may place us at a cost and price disadvantage.

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities, substantially greater than ours.  In addition, some of these competitors are able to raise capital at a lower cost than we are able to.  Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to.  Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may be unable to grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy.  We have identified some potential areas of opportunity and implemented several growth initiatives, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing such as commercial, wireless and satellite broadband, satellite video products, and the Frontier Secure suite of products, which includes computer technical support.  We cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services or necessitate increased discounts.

We could be adversely impacted if current economic conditions or their effects continue.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced services, broadband and video services and make it difficult for us to obtain new customers.  In addition, if current economic conditions continue, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers.

Disruption in our networks, infrastructure and information technology may cause us to lose customers and incur additional expenses.

To attract and retain customers, we must provide reliable service.  Some of the risks to our networks, infrastructure and information technology include physical damage, security breaches, capacity limitations, power surges or outages, software defects and other disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as cable damage, theft of our equipment, inclement weather and service failures of our third-party service providers.  We could experience more significant disruptions in the future.  We could also face disruptions due to capacity limitations if changes in our customers’ usage patterns for our broadband services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications.  Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and/or incur additional expenses, and thereby adversely affect our business, revenues and cash flows.

    Our business is sensitive to the creditworthiness of our wholesale customers.

We have substantial business relationships with other telecommunications carriers for whom we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in the industry could result in the loss of significant customers by us, as well as cause more price competition and increased uncollectible accounts receivable.  Such bankruptcies may be more likely in the future if economic conditions stagnate.  As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of December 31, 2012, we had approximately 14,700 employees.   Approximately 9,200 of these employees, or 63% of the total workforce, were represented by unions and were therefore subject to collective bargaining agreements.   Of the union-represented employees as of December 31, 2012, approximately 6,600, or 72% of the unionized workforce, are covered by collective agreements that expire in 2013 and approximately 1,200, or 13% of the unionized workforce, are covered by collective bargaining agreements that expire in 2014.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of December 31, 2012 we had expanded broadband availability in excess of 1 Mbps to 86% of the households throughout the Acquired Territories, in excess of 3 Mbps to 84% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 78% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of December 31, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2012, $145.0 million had been released from escrow and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $42.7 million, including interest earned. In addition, as of December 31, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.  The amounts held in these escrow accounts will not be released until Frontier makes the required capital expenditures, and we may have to spend more than the amounts currently held in these escrow accounts to achieve the capital expenditure and operating requirements.

     In addition, in certain states, we are subject to operating restrictions such as rate caps (including maintenance of existing rates on business and residential products and wholesale prices and terms of interconnection agreements with competitive local exchange carriers and arrangements with carriers that, in each case, existed as of the time of the Transaction), continuation of product bundle offerings that we offered before the Transaction, and restrictions on how early termination fees are calculated, restrictions on caps on usage of broadband capacity, and certain minimum service quality standards for a defined period of time (the failure of which to meet, may result in penalties, including in one state, cash management limitations on certain of our subsidiaries in that one state).  In one other state, our subsidiaries are subject to restrictions on the amount of dividends that can be paid to the parent company for a period ending on June 30, 2014.  We are also required to report certain financial information and adhere for a period of time to certain conditions regulating competition and consumer protection.

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

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares or the aggregate amount of our debt.  The number of shares of our common stock or the aggregate principal amount of our debt that we may issue may be significant.  A strategic transaction may result in a change in control of our company or otherwise materially and adversely affect our business.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Risks Related to Liquidity, Financial Resources and Capitalization

If the lingering impact of the ongoing economic uncertainty continues through 2013, it may have an impact on our business and financial condition.

Disruption and uncertainty in the capital markets, and tightening of credit availability may affect the financial health of our customers, vendors and partners, which in turn may negatively affect our revenues, operating expenses and cash flows.  In addition, we have a $750.0 million revolving credit facility that is scheduled to terminate on January 1, 2014.  Although we believe, based on information available to us, that the financial institutions syndicated under the revolving credit facility would be able to fulfill their commitments to us, this could change in the future.

Volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions may require us to make contributions to fund pension plan liabilities.

Frontier’s pension plan assets have decreased from $1,258.0 million at December 31, 2011, to $1,253.6 million at December 31, 2012, a decrease of $4.4 million.  This decrease is a result of benefit payments of $172.6 million, primarily offset by $139.6 million of positive investment returns (including additional asset transfers from Verizon of $13.0 million) and net contributions of cash of $28.6 million.  The Company expects to make contributions of approximately $60 million in 2013.  Volatility in our asset values or returns may require us to make additional contributions in future years.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to $8.9 billion at December 31, 2012.  On January 15, 2013, $502.7 million of this indebtedness matured and was retired with cash on hand.  We have access to a $750.0 million revolving credit facility and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.  Despite the substantial indebtedness that we have, we are not prohibited from incurring additional indebtedness.

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

•
the possibility of our being put at a competitive disadvantage with competitors who do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We cannot assure that we will be able to continue paying dividends.

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

A significant portion of Frontier’s total revenues ($257.8 million, or 5%, in 2012) are derived from switched access charges paid by other carriers for services we provide in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a significant portion of the Company’s revenues will continue to be derived from switched access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic.  The amount of switched access charge revenues that the Company will receive for these services is regulated by the FCC and state regulatory agencies and is expected to decline in 2013.

On November 18, 2011, the FCC adopted the Order.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step implemented in July 2012, to a near zero rate for terminating traffic by 2017.  Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.  Additionally, the Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic”.  The Order preempts the states with regard to the regulation of intrastate terminating access rates.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. Accordingly, although we believe that the Order will provide a stable regulatory framework to facilitate Frontier’s ongoing focus on the deployment of broadband into its rural markets, Frontier cannot predict the long-term impact at this time.

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

A significant portion of Frontier’s total revenues ($318.6 million in the aggregate, or 6%, in 2012 and $300.1 million in the aggregate, or 6%, in 2011) are derived from federal and state subsidies for rural and high cost support, commonly referred to as universal service fund subsidies. The FCC’s Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012.  These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in unserved and underserved high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of December 31, 2012, Frontier has received $66.0 million of the CAF Phase I support funds and has recorded increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

Federal subsidies representing interstate access support, high cost loop support and local switching support represented $160.7 million, or 3%, of Frontier’s total revenues in 2012 and $154.0 million, or 3%, of Frontier’s total revenues in 2011.  State subsidies represented $38.2 million, or 1%, of Frontier’s total revenues in 2012 and $41.6 million, or 1%, in 2011.  Surcharges to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “Other operating expenses”, represented $119.7 million, or 2%, of Frontier’s total revenues in 2012 and $104.5 million, or 2%, in 2011.

Our Company and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities.  This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us.  Regulation could constrain our ability to compete and, in some jurisdictions, may restrict our ability to expand our service offerings.  In addition, changes to the regulations that govern our business (including any implementation of the Order) may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time it is unknown how these regulations will affect Frontier’s operations or ability to compete in the future.  This and other FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

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

We may not be able to deploy the unserved locations with the CAF funds received.

During 2012 and early 2013, we received $71.9 million from the CAF, which supports broadband deployment in high-cost areas.  If Frontier is unable to deploy to the 92,877 unserved locations with the CAF funds received to date in accordance with the FCC rules by July 2015, then the Company would need to incur additional capital expenditures or refund a portion of the CAF received in 2012 to the FCC.

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

In addition, rapidly changing technology, enhancements to product offerings and the management of broadband speed and capacity issues may influence our customers to consider other service providers, like cable operators or wireless providers.  We may be unable to attract or retain new customers from cable companies due to their deployment of enhanced broadband and VoIP technology.  In addition, new capacity services for wireless broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas.

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

Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, misappropriation of sensitive data, damage to the Company’s reputation and costly response measures, which could adversely affect the Company’s business. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

Item 1B.  Unresolved Staff Comments

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Item 3.   Legal Proceedings

See Note 19 of the Notes to Consolidated Financial Statements included in Part IV of this report.

We are party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to,  general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or our cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant

Our Executive Officers as of February 15, 2013 were:

Name	Age	Current Position and Officer
Kathleen Q. Abernathy	56	Executive Vice President, External Affairs
Andrew Crain	51	Senior Vice President and General Counsel
Susana D’Emic	49	Senior Vice President and Controller
Lois Hedg-peth	56	Executive Vice President, Strategy
John M. Jureller	53	Executive Vice President and Chief Financial Officer-Elect
Daniel J. McCarthy	48	President and Chief Operating Officer
Cecilia K. McKenney	50	Executive Vice President, Human Resources and Administrative Services
Donald R. Shassian	57	Executive Vice President and Chief Financial Officer
Melinda White	53	Executive Vice President, Revenue Development
Mary Agnes Wilderotter	58	Chairman of the Board and Chief Executive Officer

There is no family relationship between directors or executive officers.  The term of office of each of the foregoing officers of Frontier will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

KATHLEEN Q. ABERNATHY joined Frontier’s management team in March 2010, after serving as a member of Frontier’s Board of Directors from April 2006 to March 2010.  She is currently Executive Vice President, External Affairs.  Previously, she was Chief Legal Officer and Executive Vice President, Regulatory and Government Affairs from March 2010 to June 2012.  From October 2008 to March 2010, Ms. Abernathy was a partner at the law firm of Wilkinson Barker Knauer, LLP.  Prior to that time, she was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP from March 2006 to October 2008.  From June 2001 to December 2005, she served as a Commissioner at the Federal Communications Commission.

ANDREW CRAIN joined Frontier in June 2012 as Senior Vice President and General Counsel.  Prior to this, he was Scholar in Residence in the Interdisciplinary Telecommunications Program at the University of Colorado Boulder from August 2011 to June 2012, teaching communications law, research methods and telecommunications industry, and a Senior Fellow at the Silicon Flatirons Center for Law, Technology and Entrepreneurship.  From June 2000 to April 2011, Mr. Crain held various Deputy General Counsel and Associate General Counsel positions at Qwest Communications International, Inc. in the Regulatory, Commercial, FCC and Wholesale Groups.  From March 1997 to June 2000, he held legal positions at US West Communications (predecessor to Qwest), in the Regulatory and Litigation Groups.  Prior to joining Qwest, he was a Partner in the law firm of Ross & Hardies.

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

LOIS HEDG-PETH joined Frontier in July 2012 as Executive Vice President, Strategy.  From September 2009 to September 2010 and September 2011 to April 2012, she was a contractor with Frontier with the position of Executive Vice President, Integration.  From 2002 to 2008, Ms. Hedg-peth held various positions with Centrica, a competitive energy retailer, including President, U.S. Operations; Executive Vice President of Marketing, Director of Energy for British Gas and Chief Operating Officer of North America for its Direct Energy division.  Prior to Centrica Ms. Hedg-peth was President, Fixed Wireless Operations, for AT&T Wireless.

JOHN M. JURELLER joined Frontier in January 2013 as Executive Vice President and Chief Financial Officer-Elect.  Mr. Jureller will become Chief Financial Officer on February 27, 2013 upon Mr. Shassian’s resignation from that position.  Mr. Jureller was Senior Vice President, Finance & Operations for the Resources Group of General Atlantic LLC from April 2008 to October 2012.  Previously, he was Chief Financial Officer of WestPoint International, Inc. from March 2006 to March 2008.  Prior to that, Mr. Jureller was a member of the Corporate Turnaround & Restructuring practice of AlixPartners, LLC from April 2003 to February 2006.  Before joining AlixPartners, LLC, Mr. Jureller was Chief Financial Officer of Trans-Resources, Inc., Senior Vice President, Corporate Development of Gartner, Inc. and Senior Vice President, Finance and Corporate Development at Caribiner International Inc.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DANIEL J. McCARTHY has been with Frontier since December 1990.  He is currently President and Chief Operating Officer.  Previously, he was Executive Vice President and Chief Operating Officer from January 2006 to April 2012 and Senior Vice President, Field Operations from December 2004 to December 2005.  Prior to that, he was Senior Vice President Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

CECILIA K. McKENNEY has been with Frontier since February 2006.  She is currently Executive Vice President, Human Resources and Administrative Services.  Previously, she was Executive Vice President, Human Resources and Sales Operations from May 2012 to January 2013, Executive Vice President, Human Resources and Call Center Sales & Service from February 2008 to May 2012 and Senior Vice President, Human Resources from February 2006 to February 2008.  Prior to joining Frontier, she was Group Vice President, Headquarters Human Resources, of The Pepsi Bottling Group (PBG) from 2004 to 2005.  Previously at PBG Ms. McKenney was Vice President, Headquarters Human Resources from 2000 to 2004.

DONALD R. SHASSIAN has been with Frontier since April 2006.  He is currently Executive Vice President and Chief Financial Officer.  Mr. Shassian has announced his intention to resign his position effective February 27, 2013.  Previously, he was Chief Financial Officer from April 2006 to February 2008.  Prior to joining Frontier, Mr. Shassian had been an independent consultant since 2001 primarily providing M&A advisory services to several organizations in the communications industry.  In his role as independent consultant, Mr. Shassian also served as Interim Chief Financial Officer of the Northeast region of Health Net, Inc. for a short period of time, and assisted in the evaluation of acquisition, disposition and capital raising opportunities for several companies in the communications industry, including AT&T, Consolidated Communications and smaller companies in the rural local exchange business.  Mr. Shassian is a certified public accountant, and served for 5 years as the Senior Vice President and Chief Financial Officer of Southern New England Telecommunications Corporation and for more than 16 years at Arthur Andersen, where his last position was as Partner in Charge of the North American Telecom Industry.

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

MARY AGNES WILDEROTTER has been with Frontier since November 2004.  She is currently Chairman of the Board and Chief Executive Officer.  She was elected President and Chief Executive Officer in November 2004 and Chairman of the Board in December 2005.  She was President of Frontier until April 2012.  Prior to joining Frontier, she was Senior Vice President - Worldwide Public Sector of Microsoft Corp. from February 2003 to November 2004 and Senior Vice President - Worldwide Business Strategy of Microsoft Corp. from 2002 to 2004.  Before that she was President and Chief Executive Officer of Wink Communications from 1997 to 2002.

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

	2012		2011
	High	Low	High	Low

First Quarter	$5.37	$3.81	$9.84	$7.68
Second Quarter	$4.44	$3.06	$8.97	$7.71
Third Quarter	$5.15	$3.59	$8.23	$6.09
Fourth Quarter	$4.98	$4.09	$6.40	$4.79

As of February 15, 2013, the approximate number of security holders of record of our common stock was 529,020. This information was obtained from our transfer agent, Computershare Inc.

DIVIDENDS

The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors.  From the third quarter of 2004 through the second quarter of 2010, we paid an annualized cash dividend of $1.00 per share of common stock, paid quarterly.  From the third quarter of 2010 through the fourth quarter of 2011, we paid an annualized cash dividend of $0.75 per share of common stock, paid quarterly.  Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share. Cash dividends paid to shareholders were $399.4 million, $746.4 million and $529.4 million in 2012, 2011 and 2010, respectively.  There are no material restrictions on our ability to pay dividends.  The decrease in aggregate dividends paid in 2012, as compared to 2011, reflects the reduction in the amount of the dividend per share, as described above. The increase in aggregate dividends paid in 2011, as compared to 2010, reflects the increase in the number of shares outstanding as a result of the Transaction, offset in part by the reduction in the amount of the dividend per share, as described above.  The table below sets forth dividends paid per share during the periods indicated.

A portion of the dividends is classified as total ordinary dividends and represents qualified dividends, and a portion of the dividends is classified as non-dividend distributions and represents a return of capital.

	2012	2011	2010

First Quarter	$0.10	$0.1875	$0.25
Second Quarter	$0.10	$0.1875	$0.25
Third Quarter	$0.10	$0.1875	$0.1875
Fourth Quarter	$0.10	$0.1875	$0.1875

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2007.

The graph assumes that $100 was invested on December 31, 2007 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/07	12/08	12/09	12/10	12/11	12/12
Frontier Communications Corporation	100	75.50	77.05	107.09	63.37	57.78
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P Telecommunication Services	100	69.51	75.72	90.07	95.72	113.24

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None in the fourth quarter of 2012.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2012 to October 31, 2012
Employee Transactions (1)	4,463	$4.67

November 1, 2012 to November 30, 2012
Employee Transactions (1)	2,386	$4.77

December 1, 2012 to December 31, 2012
Employee Transactions (1)	12,060	$4.59

Totals October 1, 2012 to December 31, 2012
Employee Transactions (1)	18,909	$4.63

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2012 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2010, 2009 and 2008 and for each of the years ended December 31, 2009 and 2008 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, (1)
	2012	2011	2010	2009	2008
Revenue	$5,011,853	$5,243,043	$3,797,675	$2,117,894	$2,237,018
Income from continuing operations (2) (3) (4)	$153,314	$157,608	$155,717	$123,181	$184,274
Net income attributable to common shareholders of Frontier (2) (3) (4)	$136,636	$149,614	$152,673	$120,783	$182,660
Net income attributable to common shareholders of Frontier
per basic share (2) (3) (4)	$0.14	$0.15	$0.23	$0.38	$0.57
Net income attributable to common shareholders of Frontier
per diluted share (2) (3) (4)	$0.13	$0.15	$0.23	$0.38	$0.57
Cash dividends declared (and paid) per common share	$0.40	$0.75	$0.875	$1.00	$1.00

	As of December 31,
	2012	2011	2010	2009	2008
Total assets	$17,733,631	$17,448,319	$17,888,101	$6,903,528	$6,891,678
Long-term debt	$8,381,947	$8,224,392	$8,005,685	$4,819,402	$4,724,687
Total shareholders' equity of Frontier	$4,107,596	$4,455,137	$5,196,740	$327,611	$519,045

(1)	Operating results include activities for the Acquired Business from the date of its acquisition from Verizon on July 1, 2010.
(2)
Operating results include the pre-tax impacts of losses on retirement of debt or exchanges of debt of $90.4 million ($56.7 million after tax or $0.06 per share), $45.9 million ($28.9 million after tax or $0.09 per share) and $6.3 million ($4.0 million after tax or $0.01 per share) for 2012, 2009 and 2008, respectively.

(3)
Operating results include pre-tax acquisition and integration costs of $81.7 million ($51.8 million after tax or $0.05 per share), $143.1 million ($88.4 million after tax or $0.09 per share), $137.1 million ($85.7 million after tax or $0.13 per share) and $28.3 million ($17.8 million after tax or $0.06 per share) for 2012, 2011, 2010 and 2009, respectively.

(4)
Operating results include pre-tax severance costs of $32.0 million ($21.0 million after tax or $0.02 per share), $15.7 million ($9.7 million after tax or $0.01 per share), $10.4 million ($6.4  million after tax or $0.01 per share), $3.8 million ($2.4  million after tax or $0.01  per share), and $7.6 million ($4.7  million after tax or $0.01  per share) for 2012, 2011, 2010, 2009 and 2008, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•
The effects of greater than anticipated competition which could require us to develop new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

•	Reductions in the number of our voice customers that we cannot offset with increases in broadband subscribers and sales of other products and services;
•	The effects of competition from cable, wireless and other wireline carriers;
•	Our ability to maintain relationships with customers, employees or suppliers;
•
The effects of ongoing changes in the regulation of the communications industry as a result of federal and state legislation and regulation, or changes in the enforcement or interpretation of such legislation and regulation;

•	The effects of any unfavorable outcome with respect to any current or future legal, governmental or regulatory proceedings, audits or disputes;
•	The effects of changes in the availability of federal and state universal funding to us and our competitors;
•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;
•	Continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;
•	Our ability to effectively manage service quality in our territories and meet mandated service quality metrics;
•	Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to customers;
•	The effects of changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulations;

•	Our ability to effectively manage our operations, operating expenses and capital expenditures, and to repay, reduce or refinance our debt;
•
The effects of changes in both general and local economic conditions on the markets that we serve, which can affect demand for our products and services, customer purchasing decisions, collectability of revenues and required levels of capital expenditures related to new construction of residences and businesses;

•
The effects of technological changes and competition on our capital expenditures, product and service offerings and measurement of speeds and capacity, including the lack of assurance that our network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks;

•	The effects of increased medical, pension and postemployment expenses and related funding requirements;
•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;
•	Our ability to successfully renegotiate union contracts in 2013 and thereafter;
•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2013 and beyond;
•	The effects of customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;
•
Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing;

•	Our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and liquidity may affect our payment of dividends on our common shares;
•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company; and

•	The effects of severe weather events such as hurricanes, tornadoes, ice storms or other natural or man-made disasters.
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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a) Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents aggregating $1,326.5 million (excluding total restricted cash of $42.7 million, representing funds escrowed for future broadband expansion and service quality initiatives). Our primary source of funds continued to be cash generated from operations.  For the year ended December 31, 2012, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

In 2012, the Company completed three registered debt offerings totaling $1.4 billion in senior unsecured debt.  In addition, we retired an aggregate principal amount of $757.0 million of debt.  See “Cash Flows used by and provided from Financing Activities – Debt Financings and Debt Reductions” below for further discussion.

We have a revolving credit facility with a line of credit of $750.0 million.  We have not made any borrowings from this facility.

At December 31, 2012, we had a working capital surplus of $533.7 million, which includes the classification of $502.7 million of our 6.25% Senior Notes due 2013, maturing in the first quarter of 2013, as a current liability and which was retired on January 15, 2013 with cash on hand. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders and support our short-term and long-term operating strategies through 2013.  However, a number of factors, including but not limited to, losses of voice customers, pricing pressure from increased competition, lower subsidy and switched access revenues and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of December 31, 2012, we had $560.5 million and $257.9 million of debt maturing in 2013 and 2014, respectively, although $502.7 million of the 2013 maturing debt was retired on January 15, 2013 with cash on hand.

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

As of December 31, 2012 and 2011, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

	2012			2011
	Frontier	Acquired	Total	Total
(In excess of)	Legacy	Territories	Company	Company

1 Mbps	92%	86%	88%	83%
3 Mbps	80%	84%	83%	76%
4 Mbps	76%	78%	77%	66%
6 Mbps	66%	77%	74%	56%
12 Mbps	42%	54%	51%	NA
20 Mbps	38%	41%	40%	28%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of December 31, 2012) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.   As of December 31, 2012, $145.0 million had been released from escrow.  As of December 31, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In the third quarter of 2011, the Company contributed four administrative properties appraised at $58.1 million to its qualified defined benefit pension plan.  The Company is leasing back the properties from its pension plan for 15 years at a combined aggregate annual rent of $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $20.2 million, or 1%, in 2012 as compared to 2011.  The decrease was primarily the result of large cash settlements of accounts payable due to the timing of vendor payments during the first quarter of 2012.  Our accounts payable balances at December 31, 2011 were unusually high due to our systems conversion and broadband build activities in the second half of 2011.

We paid $4.7 million in net cash taxes during 2012, while cash refunds (net of cash taxes paid) for taxes of $33.1 million were received in 2011, and cash paid for taxes was $19.9 million in 2010.  Our 2012 cash taxes reflect the continued impact of bonus depreciation under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  We expect that in 2013 our cash taxes will be approximately $125 million to $150 million.

In connection with the Transaction, the Company undertook a variety of activities to integrate systems and implement other initiatives. As a result of the Transaction, the Company incurred $81.7 million of costs related to integration activities during 2012, as compared to $143.1 million and $137.1 million of acquisition and integration costs in 2011 and 2010, respectively.  All integration activities were completed as of the end of 2012.

Cash Flows used by Investing Activities

Capital Expenditures
In 2012, 2011 and 2010, our capital expenditures were $802.5 million (including $54.1 million of integration-related capital expenditures), $824.8 million (including $76.5 million of integration–related capital expenditures) and $577.9 million (including $97.0 million of integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction. We anticipate capital expenditures for business operations to decrease in 2013 to approximately $625 million to $675 million due to the completion of all integration activities and the planned completion of geographic broadband expansion requirements established in connection with regulatory approval of the Transaction.

Acquisitions
On July 1, 2010, Frontier issued common shares with a value of $5.2 billion and made payments of $105.0 million in cash as consideration for the Acquired Business.  In addition, as part of the Transaction, Frontier assumed $3.5 billion in debt.

Cash Flows used by and provided from Financing Activities

Debt Financings
On May 17, 2012, we completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount.   We received net proceeds of $489.6 million from the offering after deducting underwriting fees and offering expenses.  The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and its 7.875% Senior Notes due 2015 (the April 2015 Notes and, together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the Debt Tender Offer).  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $588.1 million from the offering after deducting underwriting fees and offering expenses. The Company intends to use the net proceeds from the sale of the notes to repurchase or retire existing indebtedness or for general corporate purposes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount, equating to an effective yield of 6.551%.   We received net proceeds of $255.9 million from the offering after deducting underwriting fees and offering expenses.  The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012.   The Company intends to use the net proceeds from the sale of the notes to repurchase or retire existing indebtedness or for general corporate purposes.

Debt Reduction
In 2012, we retired an aggregate principal amount of $757.0 million of debt, consisting of $756.1 million of senior unsecured debt and $0.9 million of rural utilities service loan contracts.  Additionally, on January 15, 2013, we retired $502.7 million of our 6.25% Senior Notes due 2013 with cash on hand.

Pursuant to the Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446.0 million, and $49.5 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54.0 million.  Frontier used proceeds from the sale of its May 2012 offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.

The repurchases in the Debt Tender Offer for the Notes resulted in a loss on the early extinguishment of debt of $69.0 million, which we recognized in the second quarter of 2012.  We also recognized losses of $2.1 million during the second quarter of 2012 for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On October 1, 2012, the Company accepted for purchase $75.7 million and $59.3 million aggregate principal amount of the April 2015 Notes and its 8.250% Senior Notes due 2017 (the 2017 Notes), respectively, in open market repurchases for total consideration of $154.7 million.  The repurchases resulted in a loss on the early retirement of debt of $19.3 million that was recognized in the fourth quarter of 2012.

In 2011, we retired an aggregate principal amount of $552.4 million of debt, consisting of $551.4 million of senior unsecured debt and $1.0 million of rural utilities service loan contracts.  In 2010, we retired an aggregate principal amount of $7.2 million of debt, consisting of $2.8 million of senior unsecured debt and $4.4 million of rural utilities service loan contracts.

We may from time to time make additional repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Bank Financing
The Company has a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio, as defined in the Credit Agreement, is 4.5 times.  The proceeds of the facility were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds were used for general corporate purposes.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Transaction Financing
On April 12, 2010, in anticipation of the Transaction, the Verizon subsidiary then holding the assets of the Acquired Business completed a private offering of $3.2 billion aggregate principal amount of senior notes. The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account. Immediately prior to the Transaction, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company ($53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Transaction on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the senior notes. The senior notes were recorded at their fair value on the date of acquisition, which was $3.2 billion.

The senior notes consisted of $500.0 million aggregate principal amount of Senior Notes due 2015 (the 2015 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2017 (the 2017 Notes), $1.1 billion aggregate principal amount of Senior Notes due 2020 (the 2020 Notes) and $500.0 million aggregate principal amount of Senior Notes due 2022 (the 2022 Notes).

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

Credit Facility
We have a $750.0 million revolving credit facility. As of December 31, 2012, we had not made any borrowings under this facility. The terms of the credit facility are set forth in the credit agreement (the Revolving Credit Agreement), dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of December 31, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $40.0 million unsecured letter of credit facility, as amended. The terms of the letter of credit facility are set forth in a credit agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.   On September 11, 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments to September 20, 2013.  Two letters of credit, one for $20 million expiring March 2013 and the other for $20 million expiring September 2013, were issued on September 13, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage. The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

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

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters no greater than 4.50 to 1.  At December 31, 2012, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.17 times.

The Credit Agreement, the Revolving Credit Agreement, the Letter of Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of December 31, 2012, we were in compliance with all of our debt and credit facility covenants.

Dividends
We intend to pay regular quarterly dividends.  Our ability to fund a regular quarterly dividend could be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
A summary of our future contractual obligations and commercial commitments as of December 31, 2012 is as follows:

Contractual Obligations:

($ in thousands)		Payment due by period
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations,
excluding interest	$8,942,568	$560,550	$990,662	$1,386,652	$6,004,704

Interest on long-term debt	6,786,739	678,872	1,274,919	1,130,201	3,702,747

Operating lease obligations	182,174	95,323	30,415	14,685	41,751

Capital lease obligations	38,199	3,055	6,268	6,489	22,387

Financing lease obligations	81,016	5,339	10,446	10,957	54,274

Purchase obligations	95,205	48,338	36,799	8,868	1,200

"Take or pay" contract obligations	414,600	132,000	282,600	-	-

Liability for uncertain tax positions	13,625	6,973	6,177	475	-
Total	$16,554,126	$1,530,450	$2,638,286	$2,558,327	$9,827,063

At December 31, 2012, we had outstanding performance letters of credit totaling $86.8 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services, whereby the Company committed to a minimum number of minutes of use and circuits.   Our total commitments under the arrangement are $132.0 million, $141.8 million and $140.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.  As of December 31, 2012, we expect to utilize the services included within the arrangement and no liability for the take or pay provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of December 31, 2012, the Company has accepted delivery of  2,150 new vehicles and expects to accept delivery of 1,614 additional new vehicles by March 31, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis upon the acceptance of the remaining vehicles.

Critical Accounting Policies and Estimates
We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.  The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.  Estimates and judgments are used when accounting for revenue recognition, impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes, contingencies and purchase price allocations, among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

Revenue Recognition
Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services, special access services and monthly recurring local voice, features, long distance and inside wire charges. The unearned portion of these fees is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services, switched access services, non-recurring local services and long-distance services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

We maintain an allowance for estimated bad debts based on our estimate of our ability to collect accounts receivable through a review of aging categories and specific customer accounts.  In 2012 and 2011, we had no “critical estimates” related to bankruptcies of telecommunications companies or any other customers.

Asset Impairment
We review long-lived assets to be held and used, including customer lists, and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.  In 2012 and 2011, we had no “critical estimates” related to asset impairments.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Intangibles
Our indefinite lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually, or more frequently, as circumstances warrant.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Effective with the third quarter of 2011, the Company reorganized into six operating segments in order to leverage the full benefits of its local engagement model. The six operating segments consist of the following regions: Central, Midwest, National, Northeast, Southeast and West.  Our operating segments are aggregated into one reportable segment since they have similar economic characteristics.  In conjunction with the reorganization of our operating segments during the third quarter of 2011, we reassigned goodwill to our reporting units using a relative fair value allocation approach. This structure is consistent with how our Chief Operating Decision Makers (CEO, CFO, President and COO) review our results on a daily, weekly and monthly basis. After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the EBITDA multiples for each reporting unit to their carrying values noting that no impairment indicator was present.  No potential impairment was indicated and no further analysis was deemed necessary.

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

Goodwill by reporting unit (operating segment) at December 31, 2012 and 2011 is as follows:

	Reporting Units
($ in thousands)	Northeast	National	Southeast	West	Central	Midwest

Goodwill	$1,245,414	$1,176,139	$1,113,931	$1,072,499	$1,006,132	$723,604

Enterprise values for rural ILEC properties are typically quoted as a multiple of cash flow or EBITDA.  Marketplace company comparisons and analyst reports support a range of values around a multiple of 5.5 to 7.5 times annualized EBITDA.  For the purpose of the goodwill impairment test we define EBITDA as operating income, net of acquisition and integration costs, non-cash pension/OPEB costs and severance costs, plus depreciation and amortization.  We determined the fair value estimates using 6.25 times EBITDA but also used lower EBITDA multiples to gauge the sensitivity of the estimate and its effect on the margin of excess of fair value over the carrying values of the reporting units.  Total fair value determined in this manner is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA.  Our method of determining fair value has been consistently applied for the three years ending December 31, 2012.

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

Effective with the first quarter of 2013, the Company reorganized into four operating segments consisting of the following regions: East, Central, National and West.  Our operating segments are aggregated into one reportable segment.

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

Within the composite group method, we group individual assets, including cable and wire, into asset categories utilizing homogeneous characteristics, where such assets (i) are principally used in the same manner throughout the company, (ii) are subject to similar operating conditions and (iii) have similar estimated useful lives.  Examples of the asset categories we utilize include aerial cable-copper, aerial cable-fiber, aerial cable-station connections, underground cable-copper and underground cable-fiber.  As a result of continuing changes in technology, an independent study is conducted annually to update the estimated remaining useful lives of all individual asset categories.  The annual study includes models that consider actual usage, replacement history and certain assumptions about technology evolution to estimate the remaining useful lives of our asset base by asset category. The latest study was completed in the fourth quarter of 2012 and after review and analysis of the results, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2012, with an immaterial impact to depreciation expense.  Our composite depreciation rate for plant assets was 6.65% as a result of this study.  There have been no significant changes to the ranges of estimated useful lives for the individual asset categories, including the cable and wire asset groups, during the three years ended December 31, 2012.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our finite lived intangibles include intangible assets related to the customer base acquired in the Transaction that were recorded at an estimated fair value of $2.5 billion with an estimated useful life of nine years for the residential customer list, as distinguished from the 12 years used for the business customer list. For both classes of assets, the “sum of the years digits” method is used to amortize the intangible assets, which tracks more closely with the projected revenue stream of each asset class.  Our Frontier legacy customer list intangible assets did not distinguish between business and residential classes and the amortization period was five years on the straight-line method.  We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

We anticipate depreciation expense of approximately $850 million to $870 million and amortization expense of approximately $330 million for 2013.

Pension and Other Postretirement Benefits
Our estimates of pension expense, other postretirement benefits including retiree medical benefits and related liabilities are “critical accounting estimates.”  In connection with the completion of the Transaction on July 1, 2010, certain employees were transferred from various Verizon pension plans into 12 pension plans that were then merged with the Frontier Communications Pension Plan (the Plan) effective August 31, 2010. The asset transfers from Verizon to the Plan have been completed.  We sponsor a noncontributory defined benefit pension plan covering a significant number of our current and former Frontier legacy employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. All of the employees who are still accruing pension benefits are employees represented by unions.  The accounting results for pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts.  These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality.  We review these assumptions for changes annually with our independent actuaries.  We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

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

Since the completion of the Transaction on July 1, 2010, we have focused on integrating the operations and converging the processes of the Acquired Business to effectively operate as one business.  During the past two years, we have worked with Verizon and our third party actuaries to merge the plans, finalize the transfer of plan assets and ensure we have all the information necessary to make well informed decisions.  Based on the underlying changes in demographics and cash flows, we amended the estimation techniques regarding its actuarial assumptions, where appropriate, across all of our pension and postretirement plans. The most significant of such changes was in the estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans. The revised estimation technique is based upon a settlement model (Bond:Link) of such liabilities as of December 31, 2012 that permits us to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. We believe such a change results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the different yield curve methodologies used in prior years, as it provides the ability to review the quality and diversification of the portfolio to select the bond issues that would settle the obligation in an optimal manner.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In determining the discount rate as of December 31, 2011 and 2010, we considered, among other things, the yields on the Citigroup Above Median Pension Curve, the Towers Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.

As a result of the change described above, Frontier is utilizing a discount rate of 4.00% as of December 31, 2012 for its qualified pension plan, compared to rates of 4.50% and 5.25% in 2011 and 2010, respectively.  The discount rate using the previous estimation technique would have been 3.75%, resulting in an immaterial impact to the projected benefit obligation at December 31, 2012 in comparison to the 4.00% discount rate. The discount rate for postretirement plans as of December 31, 2012 was a range of 4.00% to 4.20% compared to a range of 4.50% to 4.75% in 2011 and 5.25% in 2010.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense.  In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns.  The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our asset return assumption is made at the beginning of our fiscal year.  In 2010, 2011 and 2012, our expected long-term rate of return on plan assets was 8.0%, 8.0% and 7.75%, respectively.  Our actual return on plan assets in 2012 was 11.1%.  For 2013, we will assume a rate of return of 8.0%.  Our pension plan assets are valued at fair value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2013 will be approximately $100 million to $110 million before amounts capitalized into the cost of capital expenditures.  In 2012, they were $81.6 million before amounts capitalized into the cost of capital expenditures. We expect to make contributions to our pension plan of approximately $60 million in 2013.  We made net contributions to our pension plan of $28.6 million in 2012, consisting of cash payments of $18.3 million and $10.3 million during the third and fourth quarter of 2012, respectively.  We made contributions to our pension plan of $76.7 million in 2011, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.  We made cash contributions of $13.1 million in 2010.

Income Taxes
Our effective tax rate was 33.0% in 2012 as compared to 35.9% in 2011 and 42.5% in 2010.  Income taxes for 2012 include the net reversal of reserves for uncertain tax positions for $12.3 million, partially offset by increases in deferred tax balances to reflect changes in estimates and changes in state effective rates and filing methods.

Income taxes for 2011 include the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million and the net reversal of a reserve for uncertain tax positions for $9.9 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.

The higher rate in 2010 was primarily related to the write-off of certain deferred tax assets in 2010 of $11.3 million related to Transaction costs which were not tax deductible.  Prior to the closing of the Transaction, these costs were deemed to be tax deductible as the Transaction had not yet been successfully completed. These costs were incurred to facilitate the Transaction and once the Transaction closed, these costs had to be capitalized for tax purposes.

Contingencies
See Note 19 of the Notes to Consolidated Financial Statements included in Part IV of this report for a discussion of commitments and contingencies.  Our contingencies include the potential obligation associated with our previous electric utility activities in the state of Vermont, along with ongoing regulatory issues and legal cases in the normal course of our business, including billing disputes.

Purchase Price Allocation - The Transaction
The allocation of the approximate $5.4 billion in total consideration to the “fair market value” of the assets and liabilities of the Acquired Business is a critical estimate.  The estimates of the fair values assigned to plant, customer base and goodwill, are more fully described in Notes 3 and 6 of the Notes to Consolidated Financial Statements.  Additionally, the estimated expected life of a customer (used to amortize the customer base) is a critical estimate.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company in 2012, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

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

In February 2013, the FASB issued ASU No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (ASC Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income in circumstances when U.S. GAAP requires the item being reclassified in its entirety to net income. This new guidance is to be applied prospectively. The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued ASU No. 2012-02 (ASU 2012-02), “Intangibles—Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  While ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted.  The Company adopted ASU 2012-02 during the fourth quarter of 2012 with no material impact on our financial position, results of operations or cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b) Results of Operations

Effective July 1, 2010, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Transaction.  Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of operations of the Acquired Business from the date of acquisition on July 1, 2010.  The financial discussion and tables below include a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2012, 2011 and 2010, which includes the results of operations of the Acquired Business for the years ended December 31, 2012 and 2011, and the six months ended December 31, 2010.  The variance explanations discussed below for the years ended December 31, 2011 and 2010 include a separate amount for the additional six months of revenue and operating expenses related to the operating results of the Acquired Business in 2011.  Certain analyses of revenue and operating expenses may refer to the results of the Frontier legacy operations, which excludes the Acquired Business.

REVENUE

Revenue is generated primarily through the provision of local, network access, long distance, data, video and Internet services.  Such revenues are generated through either a monthly recurring fee or a fee based on usage and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Revenue for 2012 decreased $231.2 million, or 4%, to $5,011.9 million as compared to 2011.  This decline in 2012 is primarily the result of decreases in the number of business and residential customers and switched access revenue, partially offset by an increase in subsidies revenue, each as described in more detail below.

Switched access and subsidy revenue of  $576.4 million represented 12% of our revenues for 2012.  Switched access revenue was $257.8 million for 2012, or 5% of our revenues, as compared to $319.0 million for 2011, or 6% of our revenues.  Subsidy revenue was $318.6 million in 2012, or 6% of our revenues, as compared to $300.1 million in 2011, or 6% of our revenues.  We expect switched access and subsidy revenue to decline in 2013.

Revenue for 2011 increased $1,445.4 million, or 38%, to $5,243.0 million as compared to 2010.  Excluding the additional six months of revenue of $1,667.1 million attributable to the Acquired Business, our revenue for 2011 decreased $221.7 million, or 6%, as compared to 2010.  This decline in 2011 was a result of decreases in the number of business and residential customers, switched access, video and other revenue, partially offset by a $32.7 million, or 3%, increase in data and Internet services revenue, each as described in more detail below.

The number of our access lines is one metric that has been used to understand our revenue and profitability.  Access lines, however, have become less relevant given our strategic focus on customer retention and broadband penetration. Traditionally, we lose access lines because of competition, economic conditions, and by the loss of second lines upon the addition of broadband service.  An additional factor was introduced at the end of the second quarter of 2012 when Frontier began selling Simply Broadband, which is our broadband service without any wireline circuit switched voice capabilities.  We are attracting and retaining customers with this product, and it has had a positive impact on our residential customer counts and revenues.  As a result, when selling this service to acquire or retain customers, no access lines are sold nor are they counted.  Similarly, during the fourth quarter of 2012, Frontier began selling a satellite broadband product and we are trialing an AT&T Mobility product bundled with broadband service in selected markets.  In both of these cases, a wireline voice capability may not be included and accordingly, in that situation, an access line will not be counted.  In addition, in our normal course of business, we proactively remove access lines when we upgrade business customers from multiple circuit switched lines and replace them with data facilities that can be used for voice services via VoIP.  As a result of all of the above, changes in access lines are not necessarily an indication of a loss of revenue or customers.

During 2012, we lost 240,500 customers, as compared to a loss of 375,400 customers in 2011. We believe the improved customer retention in 2012 as compared to 2011 is principally due to our investments in our network, our local engagement strategy, improved customer service and the introduction of our Simply Broadband product.  Also, during 2012, the average monthly total customer revenue per customer increased $5.18, or 5%, over 2011.  We lost 216,700 residential customers and 23,800 business customers during the year ended December 31, 2012, or 7% on an annual basis, as compared to 341,400 residential customers and 33,900 business customers lost during the year ended December 31, 2011, or 10% on an annual basis. Average monthly residential revenue per customer increased $0.63 to $58.03 during 2012 as compared to 2011.  This increase is due to the additional monthly subscriber line charges to our residential customers which were implemented in the third quarter of 2012, as permitted by the Order, increased penetration of products and rationalized product pricing. Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

During the year ended December 31, 2012, the Company added 23,400 net broadband subscribers. During 2011, the Company added 45,200 net broadband subscribers.  We believe that the lower customer activations were due to the final systems conversion during 2012 and the delayed roll-out of marketing promotions in the second half of 2012.  The Company plans to significantly expand broadband availability and speed over the next several years.  We expect to continue to increase broadband subscribers in 2013.

As stated above, while the number of access lines is one metric to gauge certain revenue trends, it is not necessarily the best or only measure to evaluate our business.  Management believes that customer counts and understanding different components of revenue is most important.  For this reason, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue, products per customer and churn.  It also categorizes revenue into customer revenue (business and residential) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in residential customers and the 8% decline in business customers during 2012, customer revenue (all revenue except switched access and subsidy revenue) declined in 2012 by only 4 percent as compared to the prior year.  The decline in customers was partially offset by increased penetration of additional products sold to both business and residential customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers, combined with increased competition and the other factors discussed herein, may cause our revenue, profitability and cash flows to decrease in 2013.

OTHER FINANCIAL AND OPERATING DATA

	As of	% Increase	As of	% Increase	As of
	December 31, 2012	(Decrease)	December 31, 2011	(Decrease)	December 31, 2010
Customers	3,173,169	(7%)	3,413,666	(10%)	3,789,016

Broadband subscribers	1,787,561	1%	1,764,160	3%	1,718,959

Video subscribers
DISH and FiOS	346,627	14%	303,046	(2%)	310,365
DirecTV (1)	-	(100%)	224,519	7%	210,526
Total video subscribers	346,627	(34%)	527,565	1%	520,891

	For the year ended December 31,
		$ Increase	% Increase		$ Increase	% Increase
	2012	(Decrease)	(Decrease)	2011	(Decrease)	(Decrease)	2010
Revenue (in 000's):
Business	$2,317,212	$(36,163)	(2%)	$2,353,375	$746,829	46%	$1,606,546
Residential	2,118,224	(152,303)	(7%)	2,270,527	577,173	34%	1,693,354
Customer revenue	$4,435,436	$(188,466)	(4%)	$4,623,902	$1,324,002	40%	$3,299,900

Switched access and subsidy	576,417	(42,724)	(7%)	619,141	121,366	24%	497,775
Total revenue	$5,011,853	$(231,190)	(4%)	$5,243,043	$1,445,368	38%	$3,797,675

Switched access minutes of use
(in millions)	18,292		(3%)	18,894		30%	14,542
Average monthly total revenue
per customer	$127.32	$5.44	4%	$121.88
Average monthly total customer
revenue per customer	$112.68	$5.18	5%	$107.50

	As of or for the			As of or for the			As of or for the
	year ended	% Increase		year ended	% Increase		year ended
	December 31, 2012	(Decrease)		December 31, 2011	(Decrease)		December 31, 2010
Business Customer Metrics:
Customers	286,106	(8%)		309,900	(10%)		343,823
Revenue (in 000's)	$2,317,212	(2%)		$2,353,375	46%		$1,606,546
Average monthly business
revenue per customer	$650.63	8%		$601.14

Residential Customer Metrics:
Customers	2,887,063	(7%)		3,103,766	(10%)		3,445,193
Revenue (in 000's)	$2,118,224	(7%)		$2,270,527	34%		$1,693,354
Average monthly residential
revenue per customer (2)	$58.03	1%		$57.40
Customer Monthly Churn	1.62%	(4%)		1.69%

(1) Decline in video subscribers is due to the loss of 203,100 DirecTV subscribers in the third quarter of 2012 as Frontier no longer provides DirecTV as part of its bundled packages.
(2) Calculation excludes the Mohave Cellular Limited Partnership.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Local and long distance services	$2,230,890	$(220,421)	(9%)	$2,451,311	$653,929	36%	$1,797,382
Data and internet services	1,823,010	(19,923)	(1%)	1,842,933	607,337	49%	1,235,596
Other	381,536	51,878	16%	329,658	62,736	24%	266,922
Customer revenue	4,435,436	(188,466)	(4%)	4,623,902	1,324,002	40%	3,299,900
Switched access and subsidy	576,417	(42,724)	(7%)	619,141	121,366	24%	497,775
Total Revenue	$5,011,853	$(231,190)	(4%)	$5,243,043	$1,445,368	38%	$3,797,675

Local and Long Distance Services
Local and long distance services revenue for 2012 decreased $220.4 million, or 9%, to $2,230.9 million, as compared with 2011 primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by increased local charges, effective with the third quarter of 2012, to business and residential end users to the extent permitted by the Order.  Local and enhanced services revenue for 2012 decreased $157.0 million, or 8%, to $1,813.8 million, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by increased local charges, effective with the third quarter of 2012, to business and residential end users to the extent permitted by the Order.    Long distance services revenue for 2012 decreased $63.4 million, or 13%, to $417.1 million, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Local and long distance services revenue for 2011 increased $653.9 million, or 36%, to $2,451.3 million, as compared with 2010. Local and long distance services revenue for 2011 increased $836.1 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional six months of revenue related to the Acquired Business, local and long distance services revenue decreased $182.2 million, or 10%, as compared with 2010, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages.  Local and enhanced services revenue for 2011 increased $527.6 million, or 37%, to $1,970.8 million, as compared with 2010. Local and enhanced services revenue for 2011 increased $670.6 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional revenue related to the Acquired Business, local and enhanced services revenue decreased $143.0 million, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages. Long distance services revenue for 2011 increased $126.3 million, or 36%, to $480.5 million, as compared with 2010. Long distance services revenue for 2011 increased $165.5 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business. Excluding the additional revenue related to the Acquired Business, long distance services revenue decreased $39.2 million as compared with 2010, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services
Data and Internet services revenue for 2012 decreased $19.9 million, or 1%, to $1,823.0 million, as compared with 2011.  Data services revenue decreased $7.2 million to $838.4 million in 2012, as compared with 2011, primarily due to higher promotional discounts and customer credits.   As of December 31, 2012, the number of the Company’s broadband subscribers increased by 23,400, or 1%, since December 31, 2011.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue decreased $12.7 million to $984.6 million in 2012, as compared with 2011, due to lower monthly recurring charges and settlements of disputes with carriers.

Data and Internet services revenue for 2011 increased $607.3 million, or 49%, to $1,842.9 million, as compared with 2010.  Data and Internet services revenue for 2011 increased $574.7 million as a result of the additional six months of revenue in 2011 attributable to the Acquired Business.  Excluding the additional six months of revenue related to the Acquired Business, data and Internet services revenue increased $32.7 million, or 3%, as compared with 2010, primarily due to the overall growth in the number of broadband subscribers and high-capacity Internet and ethernet circuits purchased by customers.  Data services revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, decreased $12.8 million to $608.2 million, as compared with 2010, primarily due to higher promotional discounts and customer credits.  As of December 31, 2011, the number of the Company’s broadband subscribers increased by 45,200, or 3%, since December 31, 2010.  Nonswitched access revenue for 2011, excluding the additional six months of revenue related to the Acquired Business, increased $45.5 million to $660.0 million, as compared with 2010, primarily due to growth in the number of those circuits.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other
Other revenue for 2012 increased $51.9 million, or 16%, to $381.5 million, as compared with 2011.  Other revenue for 2012 increased, as compared to 2011, primarily due to higher service activation fees from new customers, lower bad debt expenses that are charged against revenue and higher wireless revenue, partially offset by the reduction in customers for FiOS video service and lower directory services revenue.

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

Switched Access and Subsidy
Switched access and subsidy revenue for 2012 decreased $42.7 million, or 7%, to $576.4 million, as compared with 2011.  Switched access revenue for 2012 of $257.8 million, decreased $61.2 million, or 19%, as compared to 2011, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the second half impact of the lower rates enacted by the first phase of the FCC’s intercarrier compensation reform.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue, including surcharges billed to customers of $119.7 million for 2012, of $318.6 million, increased $18.5 million, or 6%, as compared with 2011, primarily due to an increase in the customer surcharge revenue to support the Federal Universal Service Fund and increased recovery from the Federal Fund due to the implementation of the Order during the second half of 2012.  We expect a further decline in switched access and subsidy revenue in 2013.

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

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $160.7 million, $38.2 million and $119.7 million, respectively, and $318.6 million in total, or 6% of our revenues, for 2012.  The federal and state subsidy revenue for 2012 represents 4% of our consolidated revenues.   Total federal and state subsidies and surcharges were $300.1 million, or 6% of our consolidated revenues, for 2011 and $212.3 million, or 6% of our consolidated revenues for 2010.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform. The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of December 31, 2012, Frontier has received $66.0 million of the CAF Phase I support funds and has initially recorded as increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Order also makes changes to Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. With the initial implementation commencing in July 2012, the second half of 2012’s impact was immaterial.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Network access	$ 441,588	$ (77,094)	(15%)	$ 518,682	$ 135,003	35%	$ 383,679

Network access expenses for 2012 decreased $77.1 million, or 15%, to $441.6 million, as compared with 2011, primarily due to reduced data network and backbone costs, reflecting cost synergies realized in moving traffic onto the Frontier legacy backbone, decreased long distance carriage costs in 2012, including a reduction in costs for our originating traffic associated with the third quarter implementation of the Order and reduced content costs related to fewer customers for FiOS video service.  Network access expenses also included promotional costs of $6.6 million and $13.9 million in 2012 and 2011, respectively, for various broadband and video subscriber promotions.

Network access expenses for 2011 increased $135.0 million, or 35%, to $518.7 million, as compared with 2010.  Network access expenses for 2011 increased $171.3 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Network access expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $36.3 million, or 9%, to $347.4 million, as compared with 2010, primarily due to reduced data network and backbone costs, reflecting synergies realized in moving traffic onto the Frontier legacy backbone, and decreased long distance carriage costs in 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER OPERATING EXPENSES

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Wage and benefit expenses	$1,207,797	$78,780	7%	$1,129,017	$325,294	40%	$803,723
All other operating expenses	1,026,756	(122,646)	(11%)	1,149,402	341,988	42%	807,414
	$2,234,553	$(43,866)	(2%)	$2,278,419	$667,282	41%	$1,611,137

Wage and benefit expenses
Wage and benefit expenses for 2012 increased $78.8 million, or 7%, to $1,207.8 million, (including $32.0 million and $15.7 million of severance costs for 2012 and 2011, respectively, related to 1,099 and 318 employees), as compared to 2011, primarily due to higher costs for compensation and certain other benefits resulting from higher average employee headcount and incremental overtime costs in the third quarter of 2012 to repair the network for seasonally higher storm damage costs than in the prior year.  Incremental overtime and other costs incurred in 2012, resulting from seasonal storms, were approximately $10 million greater than 2011.  Since closing the Transaction, the Company has been reducing its reliance on outside contractors and vendors by bringing work in-house to employees. While wages have increased, they have been more than offset by reduced outside services. With the systems and network conversions completed, the Company is focusing on simplifying its processes to reduce wage and non-wage costs. In the fourth quarter of 2012, the Company recorded severance costs of $17.2 million related to the termination of 537 employees in connection with the re-engineering initiative. We expect headcount to decline further in 2013.

Wage and benefit expenses for 2011 increased $325.3 million, or 40%, to $1,129.0 million as compared to 2010. Wage and benefit expenses for 2011 increased $364.2 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  Wage and benefit expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $38.9 million, or 5%, to $764.8 million, as compared with 2010, primarily due to lower costs for compensation and certain other benefits, including pension costs, as discussed below.

Pension and OPEB costs for the Company are included in our wage and benefit expenses. Pension and OPEB costs for 2012, 2011 and 2010 were approximately $65.8 million, $48.1 million and $60.2 million, respectively. Pension and OPEB costs include pension and OPEB expense of $81.6 million, $58.3 million and $68.5 million, less amounts capitalized into the cost of capital expenditures of $15.8 million, $10.2 million and $8.3 million for 2012, 2011 and 2010, respectively.

Based on current assumptions and plan asset values, we estimate that our 2013 pension and other postretirement benefit expenses (which were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures) will be approximately $100 million to $110 million before amounts capitalized into the cost of capital expenditures.

All other operating expenses
All other operating expenses for 2012 decreased $122.6 million, or 11%, to $1,026.8 million, as compared with 2011, primarily due to the elimination of redundant information technology costs with the completion of the systems conversions, and lower outside service costs, as described above.

All other operating expenses for 2011 increased $342.0 million, or 42%, to $1,149.4 million, as compared with 2010. All other operating expenses for 2011 increased $439.5 million as a result of the additional six months of expenses in 2011 attributable to the Acquired Business.  All other operating expenses, excluding the additional six months of expenses related to the Acquired Business, decreased $97.5 million, or 12%, to $709.9 million, as compared with 2010, primarily due to $36.5 million in corporate costs allocated to the Acquired Business during the first six months of 2011, combined with lower outside service fees, other taxes and marketing costs.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our annualized cost savings reached approximately $653 million as of the end of 2012.  The cost savings in 2012 from our targeted initiatives list (which includes, but is not limited to, cancellation or reduction of vendor services, network cost savings, contractor reductions, benefit changes and real estate savings) was approximately $101 million on an annualized basis, and when combined with the savings achieved in 2011 and 2010, equates to an annualized cost savings run rate of approximately $653 million, which exceeds our original estimate of $500 million of cost savings.

DEPRECIATION AND AMORTIZATION EXPENSE

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Depreciation expense	$844,641	$(36,840)	(4%)	$881,481	$281,819	47%	$599,662
Amortization expense	422,166	(99,528)	(19%)	521,694	227,637	77%	294,057
	$1,266,807	$(136,368)	(10%)	$1,403,175	$509,456	57%	$893,719

Depreciation and amortization expense for 2012 decreased $136.4 million, or 10%, to $1,266.8 million, as compared to 2011.  Amortization expense decreased primarily due to lower amortization expense associated with certain Frontier legacy properties that were fully amortized in 2012 and the amortization related to the customer base that is amortized on an accelerated method.   Depreciation expense decreased primarily due to a lower net asset base and changes in the remaining useful lives of certain assets.

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

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2012, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2012.  Our “composite depreciation rate” for plant assets was 6.65% as a result of the study. We anticipate depreciation expense of approximately $850 million to $870 million for 2013.

Amortization expense, excluding the additional six months of expense related to the Acquired Business, decreased $10.0 million, or 3%, to $284.1 million for 2011, as compared with 2010.  Amortization expense for 2011 and 2010 included  $465.4 million and $237.8 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated fair value of $2.5 billion and an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $330 million for 2013.

ACQUISITION AND INTEGRATION COSTS

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Acquisition and
integration costs	$ 81,737	$ (61,409)	(43%)	$ 143,146	$ 6,004	4%	$ 137,142

Integration costs include expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  Acquisition costs include expenses incurred to close the Transaction (legal, financial advisory, accounting, regulatory and other related costs).  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems after converting four states of the Acquired Business during the fourth quarter of 2011.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions were complete, the Company continued throughout 2012 to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company incurred $81.7 million, $143.1 million and $137.1 million of operating expenses and $54.1 million, $76.5 million and $97.0 million in capital expenditures related to integration activities during 2012, 2011 and 2010, respectively.  All integration activities were completed as of the end of 2012.

INVESTMENT INCOME/LOSSES ON EARLY EXTINGUISHMENT OF DEBT/OTHER INCOME, NET / INTEREST EXPENSE /
INCOME TAX EXPENSE

	2012			2011			2010
($ in thousands)		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount
Investment income	$13,011	$10,620	NM	$2,391	$(4,457)	(65%)	$6,848
Losses on early extinguishment
of debt	$(90,363)	$(90,363)	(100%)	$-	$-	0%	$-
Other income, net	$7,121	$(2,014)	(22%)	$9,135	$(4,555)	(33%)	$13,690
Interest expense	$687,985	$22,789	3%	$665,196	$143,376	27%	$521,820
Income tax expense	$75,638	$(12,705)	(14%)	$88,343	$(26,656)	(23%)	$114,999

Investment Income
Investment income for 2012 increased $10.6 million to $13.0 million, as compared with 2011, primarily due to $9.8 million in investment gains associated with cash received during the second quarter of 2012 in connection with our previously written-off investment in Adelphia.

Investment income for 2011 decreased $4.5 million to $2.4 million, as compared with 2010, primarily due to a decrease of $1.3 million in equity earnings, a decrease in investment gains of $1.9 million in 2011, and a $1.3 million decrease in income from short-term investments of cash (including restricted cash).

Our average cash balances were $705.6 million, $275.0 million and $304.7 million for 2012, 2011 and 2010, respectively.  Our average total restricted cash balance was $105.9 million and $170.5 million for 2012 and 2011, respectively.

Losses on Early Extinguishment of Debt
During 2012, we recognized losses of $90.4 million on the early extinguishment of debt, including $69.0 million in connection with a $500.0 million debt tender offer for the Notes, a loss of $2.1 million for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013 and a loss of $19.3 million for open market repurchases of $75.7 million of the April 2015 Notes and $59.3 million of the 2017 Notes.

Other Income, net
Other income, net for 2012 decreased $2.0 million to $7.1 million, as compared with 2011.

Other income, net for 2011 decreased $4.6 million to $9.1 million, as compared with 2010, primarily due to a gain of $4.5 million on a split-dollar life insurance policy settlement recognized in the second quarter of 2010.

Interest Expense
Interest expense for 2012 increased $22.8 million, or 3%, to $688.0 million, as compared with 2011, primarily due to the registered debt offerings of $1,350 million in total of senior unsecured notes, resulting in higher average debt levels, partially offset by debt repayments of $757.0 million and lower capitalized interest in 2012.  Our composite average borrowing rate as of December 31, 2012 was 7.85%

Interest expense for 2011 increased $143.4 million, or 27%, to $665.2 million, as compared with 2010, primarily due to higher average debt levels during 2011.  Interest expense for 2011 and 2010 included $284.4 million and $143.2 million, respectively, associated with the assumed debt from the Transaction.  Our composite average borrowing rate as of December 31, 2011 and 2010 was 7.92% and 8.04%, respectively.

Our average debt outstanding was $8,563.5 million, $8,299.8 million and $6,950.9 million for 2012, 2011 and 2010, respectively.  Our debt levels have risen from 2010 levels primarily due to the $3.5 billion of debt that was assumed by Frontier upon consummation of the Transaction, and from 2011 levels primarily due to the $1.4 billion in registered debt offerings in 2012, as discussed above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income Tax Expense
Income tax expense for 2012 decreased $12.7 million, or 14%, to $75.6 million, as compared with 2011.  The variance is primarily due to lower pretax income in 2012, along with the impact of the reversal of uncertain tax positions for $12.3 million, partially offset by a net increase in deferred tax balances.

The effective tax rate for 2012 was 33.0% as compared with 35.9% for 2011 and 42.5% for 2010.

Income tax expense for 2011 decreased $26.7 million, or 23%, to $88.3 million, as compared with 2010, primarily due to lower pretax income, the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million and  the net reversal of a reserve for uncertain tax positions for $9.9 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.  During 2010, Frontier reduced certain deferred tax assets of $11.3 million related to Transaction costs which were not tax deductible.  These costs were incurred to facilitate the Transaction and as such were capitalized for tax purposes.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $5.2 million as of December 31, 2012.

We paid $4.7 million in cash taxes during 2012, as compared to receiving refunds (net of cash taxes paid) of $33.1 million in cash taxes during 2011.  Our 2012 cash taxes paid reflects the continued impact of bonus depreciation in accordance with the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  In 2011, we received refunds of $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior.  Absent any legislative changes in 2013, we expect that our cash tax payments will be approximately $125 million to $150 million for 2013.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for 2012 was $136.6 million, or $0.14 per share, as compared to $149.6 million, or $0.15 per share, in 2011 and $152.7 million, or $0.23 per share, in 2010.  The change in basic and diluted net income per share for 2011 and 2012, as compared to 2010, was primarily due to the increase in weighted average shares outstanding as a result of the issuance of 678.5 million shares in connection with our acquisition of the Acquired Business.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of December 31, 2012 was 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2012 and 2011.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $517.5 million of our outstanding borrowings at December 31, 2012 have fixed interest rates. In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at December 31, 2012, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At December 31, 2012, the fair value of our long-term debt was estimated to be approximately $9.1 billion, based on our overall weighted average borrowing rate of 7.85% and our overall weighted average maturity of approximately 9 years.  As of December 31, 2012, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2011.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2012 is limited to our pension assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,258.0 million at December 31, 2011 to $1,253.6 million at December 31, 2012, a decrease of $4.4 million. This decrease is a result of benefit payments of $172.6 million, primarily offset by $139.6 million of positive investment returns (including $13.0 million of additional asset transfers from Verizon) and $28.6 million of net cash contributions.  We made total net cash contributions to our pension plan for 2012 of $28.6 million, which reflects the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.  Net contributions totaling $18.3 million were made during the third quarter of 2012 and $10.3 million was made in October 2012. We expect that we will make contributions to our pension plan of approximately $60 million in 2013.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures
We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2012, that our disclosure controls and procedures were effective.

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
(c)    Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at December 31, 2012.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes have been made to our internal controls over financial reporting during 2012.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.
PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.  See “Executive Officers of the Registrant” in Part I of this Report following Item 4 for information relating to executive officers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 11.               Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

Item 14.               Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended
December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended
December 31, 2012, 2011 and 2010

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
4.1
Indenture of Securities, dated as of August 15, 1991, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.2
Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.7 to the Company’s Current Report on Form 8-K filed on January 3, 1995).*

4.3
Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.8 to the Company’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

4.4
Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

4.5
Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.6
Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.7
Indenture, dated as of August 16, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 22, 2001).*

4.8
Indenture, dated as of December 22, 2006, between the Company and The Bank of New York, as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).*

4.9
Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 6.625% Senior Notes due 2015 (including the form of such note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “March 27, 2007 8-K”)).*

4.10
Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*

4.11
Indenture dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.12
First Supplemental Indenture to the April 2009 Indenture, dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee  (including the form of note attached thereto) (filed as Exhibit 4.2 to the April 9, 2009 8-K).*

* Incorporated by reference

4.13
Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between the Company and The Bank of New York Mellon, as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).*

4.14
Third Supplemental Indenture to the April 2010 Indenture, dated as of May 22, 2012, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)). *

4.15	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K). *
4.16
Fourth Supplemental Indenture to the April 2010 Indenture, dated as of August 15, 2012, between the Company and The Bank of New York Mellon, as Trustee (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.17	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K). *
4.18
First Amendment to the Fourth Supplement to April 2010 Indenture, dated as of October 1, 2012, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012). *

4.19
Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.20
First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.21
Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.22
First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.23	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*
10.1	Credit Agreement, dated as of March 23, 2010, between the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.8 to the Spinco Form 10).*
10.2
Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch, as Administrative Agent and Issuing Bank (the “Letter of Credit Agreement”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).*

10.3
Amendment, dated September 11, 2012, to the Letter of Credit Agreement, among the Company, the Lenders party thereto and Deutsche Bank AG, New York Branch, as Administrative Agent and Issuing Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012).*

10.4
Credit Agreement, dated as of October 14, 2011, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2011).*

10.5
Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and the Company, (filed as Exhibit 10.3 to Form 8-K filed on May 15, 2009).*

10.6	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among the Company, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.7
Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.8	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.9	Separation Agreement between the Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.10	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.11	Frontier Bonus Plan (formerly Citizens Incentive Plan) (filed as Appendix A to the Company's Proxy Statement dated April 10, 2007).*

10.12	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.13	2009 Equity Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated April 6, 2009).*
10.14	Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*
10.15
Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Q. Abernathy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “June 30, 2012 10-Q”)).*

10.16	Offer of Employment Letter, dated May 24, 2012, between the Company and Andrew Crain (filed as Exhibit 10.2 to the June 30, 2012 10-Q).*
10.17
Offer of Employment Letter, dated March 31, 2011, between the Company and Susana D’Emic (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011). *

10.18
Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes (“Hayes Offer Letter”) (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).*

10.19	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated December 31, 2004, between the Company and Peter B. Hayes (filed as Exhibit 10.3 to the June 30, 2012 10-Q).*
10.20	Offer of Employment Letter, dated April 6, 2012, between the Company and Lois Hedg-Peth (filed as Exhibit 10.4 to the June 30, 2012 10-Q).*
10.21	Offer of Employment Letter, dated December 18, 2012, between the Company and John M. Jureller.
10.22
Change in Control Letter Agreement, dated April 27, 2012, between the Company and Daniel J. McCarthy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012).*

10.23
Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008). *

10.24	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney(filed as Exhibit 10.5 to the June 30, 2012 10-Q).*
10.25
Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian (“Shassian Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).*

10.26	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated March 7, 2006, between the Company and Donald R. Shassian (filed as Exhibit 10.6 to the June 30, 2012 10-Q).*
10.27	Separation Agreement, dated December 17, 2012, between the Company and Donald R. Shassian.
10.28	Change in Control Letter Agreement, dated May 31, 2012, between the Company and Melinda M. White (filed as Exhibit 10.7 to the June 30, 2012 10-Q).*
10.29
Amended and Restated Employment Agreement, dated as of March 31, 2010, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2010).*

10.30	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to the 2009 Form 10-K).*
10.31	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 Form 10-K).*
10.32	Form of LTIP Agreement for CEO.
10.33	Form of LTIP Agreement for named executive officers other than CEO.
10.34	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans (filed as Exhibit 10.30 to the 2011 Form 10-K). *
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

Exhibits 10.7 through 10.34 are management contracts or compensatory plans or arrangements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Mary Agnes Wilderotter
Mary Agnes Wilderotter
Chairman of the Board and Chief Executive Officer

February 27, 2013

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2013.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Susana D’Emic	Senior Vice President and Controller
(Susana D’Emic)	(Principal Accounting Officer)

/s/ Jeri B. Finard	Director
(Jeri B. Finard)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ James Kahan	Director
(James Kahan)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer
(Donald R. Shassian)	(Principal Financial Officer)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Chairman of the Board and Chief Executive Officer
(Mary Agnes Wilderotter)	(Principal Executive Officer)

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes have been made to our internal controls over financial reporting.  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Stamford, Connecticut
February 27, 2013

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 27, 2013

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frontier Communications Corporation:

We have audited Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 27, 2013

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

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
($ in thousands)
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,326,532	$326,094
Accounts receivable, less allowances of $93,267 and $107,048, respectively	533,704	585,157
Restricted cash	15,408	-
Prepaid expenses	66,972	63,422
Income taxes and other current assets	144,587	264,357
Total current assets	2,087,203	1,239,030

Restricted cash	27,252	144,680
Property, plant and equipment, net	7,504,896	7,547,523
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,542,739	1,964,505
Other assets	233,822	214,862
Total assets	$17,733,631	$17,448,319

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$560,550	$94,016
Accounts payable	338,148	519,548
Advanced billings	146,317	152,784
Accrued other taxes	66,342	64,392
Accrued interest	209,327	169,340
Other current liabilities	232,836	152,136
Total current liabilities	1,553,520	1,152,216

Deferred income taxes	2,357,210	2,458,018
Pension and other postretirement benefits	1,055,058	918,701
Other liabilities	266,625	225,858
Long-term debt	8,381,947	8,224,392

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
998,410,000 and 995,128,000 outstanding, respectively, and 1,027,986,000
issued, at December 31, 2012 and 2011)	256,997	256,997
Additional paid-in capital	4,639,563	4,773,383
Retained earnings	63,205	226,721
Accumulated other comprehensive loss, net of tax	(483,576)	(386,963)
Treasury stock	(368,593)	(415,001)
Total shareholders' equity of Frontier	4,107,596	4,455,137
Noncontrolling interest in a partnership	11,675	13,997
Total equity	4,119,271	4,469,134
Total liabilities and equity	$17,733,631	$17,448,319

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

($ in thousands, except for per-share amounts)

	2012	2011	2010

Revenue	$5,011,853	$5,243,043	$3,797,675

Operating expenses:
Network access expenses	441,588	518,682	383,679
Other operating expenses	2,234,553	2,278,419	1,611,137
Depreciation and amortization	1,266,807	1,403,175	893,719
Acquisition and integration costs	81,737	143,146	137,142
Total operating expenses	4,024,685	4,343,422	3,025,677

Operating income	987,168	899,621	771,998

Investment income	13,011	2,391	6,848
Losses on early extinguishment of debt	(90,363)	-	-
Other income, net	7,121	9,135	13,690
Interest expense	687,985	665,196	521,820
Income before income taxes	228,952	245,951	270,716

Income tax expense	75,638	88,343	114,999

Net income	153,314	157,608	155,717
Less: Income attributable to the noncontrolling
interest in a partnership	16,678	7,994	3,044
Net income attributable to common shareholders
of Frontier	$136,636	$149,614	$152,673

Basic net income per share attributable
to common shareholders of Frontier	$0.14	$0.15	$0.23

Diluted net income per share attributable
to common shareholders of Frontier	$0.13	$0.15	$0.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

($ in thousands)

	2012	2011	2010

Net income	$153,314	$157,608	$155,717
Other comprehensive income (loss), net of tax
(see Note 14)	(96,613)	(157,414)	15,970
Comprehensive income	56,701	194	171,687
Less: Net income attributable to the noncontrolling
interest in a partnership	(16,678)	(7,994)	(3,044)
Comprehensive income (loss) attributable to the
common shareholders of Frontier	$40,023	$(7,800)	$168,643

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
($ and shares in thousands)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity
Balance December 31, 2009	349,456	$87,364	$956,401	$2,756	$(245,519)	(37,128)	$(473,391)	$11,459	$339,070
Acquisition of the Acquired Business	678,530	169,633	5,048,266	-	-	-	-	-	5,217,899
Stock plans	-	-	(28,129)	-	-	2,997	40,105	-	11,976
Dividends on common stock	-	-	(451,067)	(78,322)	-	-	-	-	(529,389)
Net income	-	-	-	152,673	-	-	-	3,044	155,717
Other comprehensive income, net of tax	-	-	-	-	15,970	-	-	-	15,970
Distributions	-	-	-	-	-	-	-	(1,500)	(1,500)
Balance December 31, 2010	1,027,986	256,997	5,525,471	77,107	(229,549)	(34,131)	(433,286)	13,003	5,209,743
Stock plans	-	-	(5,701)	-	-	1,273	18,285	-	12,584
Dividends on common stock	-	-	(746,387)	-	-	-	-	-	(746,387)
Net income	-	-	-	149,614	-	-	-	7,994	157,608
Other comprehensive loss, net of tax	-	-	-	-	(157,414)	-	-	-	(157,414)
Distributions	-	-	-	-	-	-	-	(7,000)	(7,000)
Balance December 31, 2011	1,027,986	256,997	4,773,383	226,721	(386,963)	(32,858)	(415,001)	13,997	4,469,134
Stock plans	-	-	(34,582)	-	-	3,282	46,408	-	11,826
Dividends on common stock	-	-	(99,238)	(300,152)	-	-	-	-	(399,390)
Net income	-	-	-	136,636	-	-	-	16,678	153,314
Other comprehensive income, net of tax	-	-	-	-	(96,613)	-	-	-	(96,613)
Distributions	-	-	-	-	-	-	-	(19,000)	(19,000)
Balance December 31, 2012	1,027,986	$256,997	$4,639,563	$63,205	$(483,576)	(29,576)	$(368,593)	$11,675	$4,119,271

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

($ in thousands)
	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$153,314	$157,608	$155,717

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	1,266,807	1,403,175	893,719
Stock based compensation expense	16,775	14,209	14,473
Pension/OPEB costs	28,087	23,897	40,050
Losses on early extinguishment of debt	90,363	-	-
Other non-cash adjustments	10,319	(28,036)	10,072
Deferred income taxes	80,501	87,411	85,432
Change in accounts receivable	43,813	(72,600)	(33,146)
Change in accounts payable and other liabilities	(148,906)	(84,689)	106,433
Change in prepaid expenses, income taxes and other current assets	11,400	71,706	(50,570)
Net cash provided by operating activities	1,552,473	1,572,681	1,222,180

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(748,407)	(748,361)	(480,888)
Capital expenditures - Integration activities	(54,097)	(76,478)	(96,991)
Network expansion funded by Connect America Fund	(4,830)	-	-
Grant funds received for network expansion from Connect America Fund	65,981	-	-
Cash transferred from (to) escrow	102,020	43,012	(115,000)
Cash paid for the Acquired Business (net of cash acquired)	-	-	(82,560)
Other assets purchased and distributions received, net	4,394	19,155	1,484
Net cash used by investing activities	(634,939)	(762,672)	(773,955)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	1,360,625	575,000	-
Financing costs paid	(27,852)	(5,444)	(12,868)
Long-term debt payments	(756,953)	(552,394)	(7,236)
Premium paid to retire debt	(72,290)	-	-
Dividends paid	(399,390)	(746,387)	(529,389)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(21,236)	(5,953)	(6,162)
Net cash provided from (used by) financing activities	82,904	(735,178)	(555,655)

Increase (decrease) in cash and cash equivalents	1,000,438	74,831	(107,430)
Cash and cash equivalents at January 1	326,094	251,263	358,693

Cash and cash equivalents at December 31	$1,326,532	$326,094	$251,263

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$636,485	$653,500	$511,354
Income taxes (refunds)	$4,715	$(33,072)	$19,885

Non-cash investing and financing activities:
Capital lease obligations	$26,596	$-	$-
Financing obligation for contribution of real property to
pension plan	$-	$58,100	$-
Reduction of pension obligation	$-	$(58,100)	$-
Shares issued for the Acquired Business	$-	$-	$5,217,899
Assumed debt	$-	$-	$3,456,782
Other acquired liabilities	$-	$-	$987,510
Increase (decrease) in capital expenditures due to changes in accounts payable	$9,802	$1,338	$(43,978)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies:

(a)	Description of Business:
Frontier Communications Corporation (Frontier) is a communications company providing services predominantly to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier, or ILEC.  Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.  On July 1, 2010, Frontier completed the Transaction for the acquisition of the Acquired Business, as described further in Note 3 – The Transaction.

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

Frontier has a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet are included in our consolidated financial statements.  The minority interest of the limited partners is reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of operations as “Income attributable to the noncontrolling interest in a partnership.”

For our financial statements as of and for the period ended December 31, 2012, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for revenue recognition, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, and pension and other postretirement benefits, among others.

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $119.7 million, $104.5 million and $73.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(e)       Property, Plant and Equipment:
Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for our acquired properties.  Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retired is charged against accumulated depreciation.

(f)        Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  During the third quarter of 2011, the Company reorganized into six operating segments in order to leverage the full benefits of its local engagement model. Our operating segments consist of the following regions: Central, Midwest, National, Northeast, Southeast and West.  Our operating segments are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the third quarter of 2011, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

The Company amortizes finite lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(g)       Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
We review long-lived assets to be held and used and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically assess the useful lives of our tangible assets to determine whether any changes are required.

(h)	Investments:
Investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method of accounting.

(i)        Income Taxes and Deferred Income Taxes:
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

(j)        Stock Plans:
We have various stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards, including awards with performance, market and time-vesting conditions. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

The compensation cost recognized is based on awards ultimately expected to vest. U.S. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(k)       Net Income Per Common Share Attributable to Common Shareholders:
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

In February 2013, the FASB issued ASU No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (ASC Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in net income in circumstances when U.S. GAAP requires the item being reclassified in its entirety to net income. This new guidance is to be applied prospectively.  The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued ASU No. 2012-02 (ASU 2012-02), “Intangibles—Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired.  If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  While ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company adopted ASU 2012-02 during the fourth quarter of 2012 with no material impact on our financial position, results of operations or cash flows.

 (3)           The Transaction:

On July 1, 2010, Frontier acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in Arizona, Idaho, Illinois, Indiana, Michigan, Nevada, North Carolina, Ohio, Oregon, South Carolina, Washington, West Virginia and Wisconsin and in portions of California bordering Arizona, Nevada and Oregon (collectively, the Acquired Territories), including Internet access and long distance services and broadband video provided to designated customers in the Acquired Territories (the Acquired Business). Frontier was considered the acquirer of the Acquired Business for accounting purposes.

We accounted for our acquisition of 4.0 million access lines from Verizon (the Transaction) using the guidance included in ASC Topic 805. We incurred $81.7 million, $143.1 million and $137.1 million of acquisition and integration related costs in connection with the Transaction during the years ended December 31, 2012, 2011 and 2010, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

The allocation of the purchase price of the Acquired Business was based on the fair value of assets acquired and liabilities assumed as of July 1, 2010, the effective date of the Transaction.  Our assessment of fair value was final as of June 30, 2011.

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

The fair value of the total consideration issued to acquire the Acquired Business amounted to $5.4 billion and included $5.2 billion for the issuance of Frontier common shares and cash payments of $105.0 million. As a result of the Transaction, Verizon stockholders received 678,530,386 shares of Frontier common stock. Immediately after the closing of the Transaction, Verizon stockholders owned 68.4% of the combined company’s outstanding equity, and existing Frontier stockholders owned 31.6% of the combined company’s outstanding equity.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENTS OF OPERATIONS INFORMATION

For the year ended December 31, 2010
($ in millions, except per share amounts)

Revenue	$5,652
Operating income	$1,192

Net income attributable to common shareholders of Frontier	$324

Basic and diluted net income per common share attributable to common shareholders of Frontier	$0.33

(4)	Accounts Receivable:

The components of accounts receivable, net at December 31, 2012 and 2011 are as follows:

($ in thousands)	2012	2011

Retail and wholesale	$581,152	$639,842
Other	45,819	52,363
Less: Allowance for doubtful accounts	(93,267)	(107,048)
Accounts receivable, net	$533,704	$585,157

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is as follows:

		Additions
	Balance at		Charged to		Balance at
	beginning of	Charged to	Switched and		end of
($ in thousands)	Period	Other Revenue	Nonswitched Revenue	Deductions	Period

2010	$30,171	$55,161	$14,873	$(26,634)	$73,571
2011	73,571	93,721	16,403	(76,647)	107,048
2012	107,048	74,332	14,396	(102,509)	93,267

We maintain an allowance for bad debts based on our estimate of our ability to collect accounts receivable. The increase to the allowance is recorded as a reduction to revenue.

(5)	Property, Plant and Equipment:

The components of property, plant and equipment at December 31, 2012 and 2011 are as follows:

	Estimated
($ in thousands)	Useful Lives	2012	2011

Land	N/A	$126,483	$128,855
Buildings and leasehold improvements	41 years	1,052,650	1,050,555
General support	5 to 17 years	988,707	914,777
Central office/electronic circuit equipment	5 to 11 years	4,965,099	4,582,296
Poles	49 years	507,922	471,561
Cable and wire	15 to 30 years	6,038,835	5,727,310
Conduit	60 years	354,777	342,868
Other	12 to 30 years	44,802	35,534
Construction work in progress		274,488	384,380
Property, plant and equipment		14,353,763	13,638,136
Less: Accumulated depreciation		(6,848,867)	(6,090,613)
Property, plant and equipment, net		$7,504,896	$7,547,523

Depreciation expense is principally based on the composite group method. Depreciation expense was $844.6 million, $881.5 million and $599.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2012, with an immaterial impact to depreciation expense.

(6)	Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect at December 31, 2012 and 2011 are as follows:

($ in thousands)

Northeast	$1,245,414
National	1,176,139
Southeast	1,113,931
West	1,072,499
Central	1,006,132
Midwest	723,604
Total Goodwill	$6,337,719

The components of other intangibles at December 31, 2012 and 2011 are as follows:

($ in thousands)	2012	2011

Other Intangibles:
Customer base	$2,427,648	$2,697,413
Software licenses	105,019	105,019
Trade name and license	124,419	135,285
Other intangibles	2,657,086	2,937,717
Less: Accumulated amortization	(1,114,347)	(973,212)
Total other intangibles, net	$1,542,739	$1,964,505

Amortization expense was $422.2 million, $521.7 million and $294.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.   Amortization expense for 2012, 2011 and 2010 of $410.8 million, $465.4 million and $237.8 million, respectively, primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a fair value of $2.5 billion and a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense for 2012, 2011 and 2010 included $11.4 million, $56.3 million and $56.3 million, respectively, for amortization associated with certain Frontier legacy properties, which were fully amortized in 2012.  Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $330 million in 2013, $285 million in 2014, $240 million in 2015, $195 million in 2016, and $150 million in 2017.

(7)	Long-Term Debt:

The activity in our long-term debt from December 31, 2011 to December 31, 2012 is summarized as follows:

		Year Ended
		December 31, 2012			Interest
		Payments			Rate at
	December 31,	and	New	December 31,	December 31,
($ in thousands)	2011	Retirements	Borrowings	2012	2012*

Senior Unsecured Debt	$8,325,774	$(756,078)	$1,350,000	$8,919,696	7.86%
Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

Rural Utilities Service
Loan Contracts	10,197	(875)	-	9,322	6.15%

Total Long-Term Debt	$8,349,521	$(756,953)	$1,350,000	$8,942,568	7.85%

Less: Debt Discount	(31,113)			(71)
Less: Current Portion	(94,016)			(560,550)

	$8,224,392			$8,381,947

*	Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at December 31, 2012 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional information regarding our Senior Unsecured Debt at December 31, 2012 and 2011 is as follows:

	2012		2011
	Principal	Interest	Principal	Interest
($ in thousands)	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$502,658	6.250%	$580,724	6.250%
5/1/2014	200,000	8.250%	600,000	8.250%
3/15/2015	300,000	6.625%	300,000	6.625%
4/15/2015	374,803	7.875%	500,000	7.875%
10/14/2016*	517,500	3.095% (Variable)	575,000	3.175% (Variable)
4/15/2017	1,040,685	8.250%	1,100,000	8.250%
10/1/2018	600,000	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,100,000	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	-	-
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	8,669,696		8,039,774

Subsidiary Senior Notes and Debentures Due:
12/1/2012	-	-	36,000	8.050%
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%

Total	$8,919,696	7.86%	$8,325,774	7.93%

*Represents borrowings under the Credit Agreement with CoBank.

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount.  We received net proceeds of $489.6 million from the offering after deducting underwriting fees and offering expenses.  The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and its 7.875% Senior Notes due 2015 (the April 2015 Notes and together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the Debt Tender Offer).  The 2014 Notes had an effective interest cost of 10.855%, reflecting the fact that such notes were issued at a discount in April 2009.

Pursuant to the Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446.0 million, and  $49.5 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54.0 million.  Frontier used proceeds from the sale of its May 2012 offering of $500 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.

In connection with the Debt Tender Offer and repurchase of the Notes, the Company recognized a loss of $69.0 million for the premium paid on the early extinguishment of debt during 2012.  We also recognized losses of $2.1 million during 2012 for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $588.1 million from the offering after deducting underwriting fees and offering expenses.  The Company intends to use the net proceeds from the sale of the notes to repurchase or retire existing indebtedness or for general corporate purposes.

On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount, equating to an effective yield of 6.551%. We received net proceeds of $255.9 million from the offering after deducting underwriting fees and offering expenses. The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012. The Company intends to use the net proceeds from the sale of the notes to repurchase or retire existing indebtedness or for general corporate purposes.

On October 1, 2012, the Company accepted for purchase $75.7 million and $59.3 million aggregate principal amount of the April 2015 Notes and its 8.250% Senior Notes due 2017 (the 2017 Notes), respectively, in open market repurchases for total consideration of $154.7 million. The repurchases resulted in a loss on the early retirement of debt of $19.3 million.

The Company has a credit agreement (the Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016.  The entire facility was drawn upon execution of the Credit Agreement in October 2011.   Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14,375,000, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio is 4.5 times. Proceeds were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds were used for general corporate purposes.

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

We have a $750.0 million revolving credit facility. As of December 31, 2012, we had not made any borrowings under this facility.  The terms of the credit facility are set forth in the credit agreement (the Revolving Credit Agreement), dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of December 31, 2012. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.

We also have a $40.0 million unsecured letter of credit facility, as amended.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).  An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired on September 20, 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 20, 2012.  On September 11, 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments to September 20, 2013.  Two letters of credit, one for $20 million expiring March 20, 2013 and the other for $20 million expiring September 20, 2013, were issued on September 13, 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

On April 12, 2010, in anticipation of the Transaction, the entity then holding the assets of the Acquired Business completed a private offering for $3.2 billion aggregate principal amount of Senior Notes (the Senior Notes). The gross proceeds of the offering, plus $125.5 million (the Transaction Escrow) contributed by Frontier, were deposited into an escrow account.  Immediately prior to the Transaction, the proceeds of the notes offering (less the initial purchasers’ discount) were released from the escrow account and used to make a special cash payment to Verizon, as contemplated by the Transaction, with amounts in excess of the special cash payment and the initial purchasers’ discount received by the Company ($53.0 million). In addition, the $125.5 million Transaction Escrow was returned to the Company.

Upon completion of the Transaction on July 1, 2010, we entered into a supplemental indenture with The Bank of New York Mellon, as Trustee, pursuant to which we assumed the obligations under the Senior Notes.   The Senior Notes were recorded at their fair value on the date of acquisition, which was $3.2 billion.

As of December 31, 2012, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of December 31, 2012:

Principal
($ in thousands)	Payments

2013	$560,550
2014	$257,916
2015	$732,746
2016	$345,466
2017	$1,041,186

Other Obligations
On September 8, 2011, the Company contributed four administrative properties to its qualified defined benefit pension plan.  None of the buildings were under state regulation that required individual PUC approval. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $58.1 million.  The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company continues to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized. An initial obligation of $58.1 million was recorded in our consolidated balance sheet within “Other liabilities” for $57.5 million and within “Other current liabilities” for $0.6 million and is reduced as lease payments are made to the pension plan.

During 2012, the Company entered into a sale and leaseback arrangement for a facility in Everett, Washington and entered into a capital lease for the use of fiber in the state of Minnesota.  These agreements have lease terms of 12 and 23 years, respectively. These capital lease obligations as of December 31, 2012 are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.”

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2012 are as follows:

($ in thousands)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2013	$5,339	$3,055
2014	5,170	3,107
2015	5,276	3,161
2016	5,407	3,216
2017	5,550	3,273
Thereafter	54,274	22,387
Total future payments	$81,016	38,199
Less: Amounts representing interest		(11,603)
Present value of minimum lease payments		$26,596

(8)        Investment Income:

The components of investment income for the years ended December 31, 2012, 2011 and 2010 are as follows:

($ in thousands)	2012	2011	2010

Interest and dividend income	$3,753	$2,184	$3,471
Investment gain	9,780	1,071	3,010
Equity earnings (loss)	(522)	(864)	367
Total investment income	$13,011	$2,391	$6,848

During 2012, we recognized a gain of $9.8 million associated with cash received in connection with our previously written-off investment in Adelphia.

(9)	Other Income (Loss), Net:

The components of other income (loss), net for the years ended December 31, 2012, 2011 and 2010 are as follows:

($ in thousands)	2012	2011	2010
Gain on expiration/settlement of customer advances, net	$7,798	$7,605	$4,973
Litigation settlement proceeds	854	1,495	3,364
Split-dollar life insurance policy settlement	-	-	4,454
All other, net	(1,531)	35	899
Total other income (loss), net	$7,121	$9,135	$13,690

During 2012, 2011 and 2010, we recognized income of $7.8 million, $7.6 million and $5.0 million, respectively, in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

During 2012, 2011 and 2010, we recognized $0.9 million, $1.5 million and $3.4 million, respectively, in settlement proceeds related to litigation arising from businesses that the Company exited several years ago.  During 2010, we recognized a gain of $4.5 million on the settlement of a split-dollar life insurance policy.

 (10)     Capital Stock:

We are authorized to issue up to 1,750,000,000 shares of common stock.  The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(11)      Stock Plans:

At December 31, 2012, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP) and the Non-Employee Directors’ Deferred Fee Equity Plan (the Deferred Fee Plan).  At December 31, 2012, there were 12,540,761 shares authorized for grant and 2,169,089 shares available for grant under the 2009 Equity Incentive Plan (the 2009 EIP and together with the 1996 EIP and the 2000 EIP, the EIPs) and the Non-Employee Directors’ Equity Incentive Plan (the Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans).  Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

In connection with the Director Plans, compensation costs associated with the issuance of stock units was $0.8 million, ($0.6) million and $1.7 million in 2012, 2011 and 2010, respectively. Cash compensation associated with the Director Plans was $0.7 million in 2012, $0.7 million in 2011 and $0.5 million in 2010. These costs are recognized in Other operating expenses.

We have granted restricted stock awards to employees in the form of our common stock. The number of shares issued as restricted stock awards during 2012, 2011 and 2010 were 3,976,000, 1,734,000 and 3,264,000, respectively. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. At December 31, 2012, 7,049,000 shares of restricted stock were outstanding. Compensation expense, recognized in Other operating expenses, of $15.9 million, $14.8 million and $12.8 million, for the years ended December 31, 2012, 2011 and 2010, respectively, has been recorded in connection with these grants.

1996, 2000 and 2009 Equity Incentive Plans
Since the expiration dates of the 1996 EIP and the 2000 EIP on May 22, 2006 and May 14, 2009, respectively, no awards have been or may be granted under the 1996 EIP and the 2000 EIP. Under the 2009 EIP, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. As discussed under the Non-Employee Directors’ Compensation Plans below, prior to May 25, 2006 non-employee directors received an award of stock options under the 2000 EIP upon commencement of service.

At December 31, 2012, there were 10,000,000 shares authorized for grant under the 2009 EIP and 746,097 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 14, 2009) of the 2009 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

Performance Shares
On February 15, 2012, the Company's Compensation Committee, in consultation with the other non-management directors of the Company's Board of Directors and the Committee's independent executive compensation consultant, adopted the new Frontier Long-Term Incentive Plan (the LTIP). LTIP awards are granted in the form of performance shares. The LTIP is offered under the Company's 2009 Equity Incentive Plan and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three-year performance period (a Measurement Period), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period. The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance "modifier" set during the first 90 days of the Measurement Period, based on the Company's total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Diversified Telecommunications Services Group (GICS Code 501010) for the three-year Measurement Period. Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award. The TSR performance measure is then applied to decrease or increase payouts based on the Company's three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

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

The Company recognized an expense of $0.4 million during 2012 for the LTIP awards granted in 2012.

Restricted Stock
The following summary presents information regarding unvested restricted stock and changes with regard to restricted stock under the 2009 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2010	2,193,000	$ 10.41	$ 17,126,000
Restricted stock granted	3,264,000	$ 7.54	$ 31,760,000
Restricted stock vested	(874,000)	$ 10.86	$ 8,507,000
Restricted stock forfeited	(143,000)	$ 7.95
Balance at December 31, 2010	4,440,000	$ 8.29	$ 43,199,000
Restricted stock granted	1,734,000	$ 9.38	$ 8,930,000
Restricted stock vested	(1,146,000)	$ 9.52	$ 5,899,000
Restricted stock forfeited	(181,000)	$ 7.99
Balance at December 31, 2011	4,847,000	$ 8.40	$ 24,962,000
Restricted stock granted	3,976,000	$ 4.18	$ 17,017,000
Restricted stock vested	(1,387,000)	$ 8.78	$ 5,937,000
Restricted stock forfeited	(387,000)	$ 5.99
Balance at December 31, 2012	7,049,000	$ 6.08	$ 30,169,000

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

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2012 was $24.8 million and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Options
The following summary presents information regarding outstanding stock options and changes with regard to options under the EIPs:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2010	3,551,000	$ 13.74	1.5	$ -
Options granted	-	$ -
Options exercised	-	$ -
Options canceled, forfeited or lapsed	(2,044,000)	$ 16.13
Balance at December 31, 2010	1,507,000	$ 10.50	1.7	$ 603,000
Options granted	-	$ -
Options exercised	(10,000)	$ 8.19		$ 12,000
Options canceled, forfeited or lapsed	(602,000)	$ 10.86
Balance at December 31, 2011	895,000	$ 9.94	1.3	$ -
Options granted	-	$ -
Options exercised	-	$ -
Options canceled, forfeited or lapsed	(355,000)	$ 8.35
Balance at December 31, 2012	540,000	$ 10.99	0.9	$ -

The following table summarizes information about shares subject to options under the EIPs at December 31, 2012:

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
Number	Range of	Weighted Average	Remaining	Number	Average
Outstanding	Exercise Prices	Exercise Price	Life in Years	Exercisable	Exercise Price

428,000	$10.44	$10.44	0.4	428,000	$10.44
112,000	$11.90 - 14.15	$13.12	2.6	112,000	$13.12
540,000	$10.44 - 14.15	$10.99	0.9	540,000	$10.99

The number of options exercisable at December 31, 2011 and 2010 were 895,000 and 1,507,000, with a weighted average exercise price of $9.94 and $10.50, respectively.

Cash received upon the exercise of options during 2011 was $0.1 million.  There were no stock options exercised during 2010 and 2012.  There were no stock options granted during 2010, 2011 and 2012. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2012.

  Non-Employee Directors’ Compensation Plans
Prior to October 1, 2010, non-employee directors received stock options upon joining the Board of Directors.  These options were awarded under the Directors’ Equity Plan commencing May 25, 2006.  Prior thereto, these options were awarded under the 2000 EIP.  Options awarded to directors under the 2000 EIP are included in the above tables.

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

All fees paid to the non-employee directors in 2012 were paid quarterly.  Directors are required to irrevocably elect by December 31 of the prior year to receive the cash portion of the retainer and/or stipends in stock units in lieu of cash.  Stock units are credited to the director’s account in an amount that is determined as follows: the total cash value of the fees payable to the director are divided by 85% of the closing prices of Frontier common stock on the grant date of the units.  Units are credited to the director’s account quarterly.  Directors must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

Dividends are paid on stock units held by directors at the same rate and at the same time as we pay dividends on shares of our common stock.  Dividends on stock units are paid in the form of additional stock units.

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2012, there were 1,422,992 shares available for grant. There were 10 directors participating in the Directors’ Plans during all or part of 2012.  In 2012, the total plan units earned were 306,634.  In 2011, the total plan units earned were 197,600.  In 2010, the total options granted and plan units earned were 30,000 and 95,695, respectively.  Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2012, 137,709 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $11.64.

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

 (12)     Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income tax benefit	2.4	4.0	4.7
Tax reserve adjustment	(5.4)	(4.0)	(0.3)
Changes in certain deferred tax balances	3.1	(2.7)	(1.0)
Noncontrolling interest	(2.5)	(1.1)	(0.4)
Reversal of tax credits	-	4.4	-
Non-deductible transaction costs	-	-	4.2
All other, net	0.4	0.3	0.3
Effective tax rate	33.0%	35.9%	42.5%

Income taxes for 2012 and 2011 include the net reversal of reserves for uncertain tax positions for $12.3 million and $9.9 million, respectively.  Deferred tax balances were increased in 2012 to reflect changes in estimates and changes in state effective rates and filing methods.

Income taxes for 2011 include the reduction of deferred tax balances based on the application of enacted state tax statutes for $6.8 million, partially offset by the impact of a $10.8 million charge resulting from the enactment on May 25, 2011 of the Michigan Corporate Income Tax that eliminated certain future tax deductions.

During 2010, Frontier reduced certain deferred tax assets of $11.3 million related to Transaction costs which were not tax deductible.  These costs were incurred to facilitate the Transaction and as such had to be capitalized for tax purposes.  Income taxes for 2010 also include the impact of a $4.1 million charge resulting from health care reform legislation associated with the passage of the Patient Protection and Affordable Care Act and of the Health Care and Education Reconciliation Act of 2010 (the Acts).  The health care reform legislation enacted in March 2010 under the Acts eliminated the tax deduction for the subsidy that the Company receives under Medicare Part D for prescription drug costs.

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)	2012	2011

Deferred income tax liabilities:
Property, plant and equipment basis differences	$1,959,028	$1,896,666
Intangibles	929,749	997,455
Other, net	29,564	17,584
	2,918,341	2,911,705

Deferred income tax assets:
Pension liability	306,421	246,714
Tax operating loss carryforward	154,892	294,171
Employee benefits	177,464	154,711
State tax liability	7,422	7,358
Accrued expenses	43,162	27,645
Allowance for doubtful accounts	35,181	42,733
Other, net	14,025	22,313
	738,567	795,645
Less: Valuation allowance	(78,784)	(108,662)
Net deferred income tax asset	659,783	686,983
Net deferred income tax liability	$2,258,558	$2,224,722

Deferred tax assets and liabilities are reflected in the following captions on the consolidated balance sheet:
Deferred income taxes	$2,357,210	$2,458,018
Income taxes and other current assets	(98,652)	(233,296)
Net deferred income tax liability	$2,258,558	$2,224,722

Our federal net operating loss carryforward as of December 31, 2012 is estimated as $145.0 million and our state tax operating loss carryforward as of December 31, 2012 is estimated at $1.9 billion. A portion of our state loss carryforward begins to expire in 2013 through 2032.

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders’ equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)	2012	2011	2010

Income taxes charged to the consolidated statement of
operations:
Current:
Federal	$(3,824)	$(13,320)	$18,302
State	(1,039)	14,252	10,260
Total current	(4,863)	932	28,562

Deferred:
Federal	53,642	77,750	82,080
State	26,859	9,661	4,357
Total deferred	80,501	87,411	86,437
Total income taxes charged to the consolidated statement of	75,638	88,343	114,999
operations

Income taxes charged (credited) to shareholders' equity of Frontier:
Current benefit arising from stock options exercised and restricted stock	2,937	-	-
Deferred income taxes (benefits) arising from the recognition of
additional pension/OPEB liability	(58,551)	(97,409)	17,501
Total income taxes charged (credited) to shareholders' equity of Frontier	(55,614)	(97,409)	17,501

Total income taxes	$20,024	$(9,066)	$132,500

In 2011, we received refunds of $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior.

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $13.6 million as of December 31, 2012 including interest of $2.1 million.  The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $5.2 million as of December 31, 2012.

The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2011, a net reduction in interest in the amount of $2.1 million.  We are subject to income tax examinations generally for the years 2010 forward for federal and 2005 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the years ended December 31, 2012 and 2011:

($ in thousands)
	2012	2011
Unrecognized tax benefits - beginning of year	$33,928	$49,180
Gross increases - current year tax positions	3,381	8,200
Gross decreases - expired statute of limitations	(25,822)	(23,452)
Unrecognized tax benefits - end of year	$11,487	$33,928

The amounts above exclude $2.1 million and $3.6 million of accrued interest as of December 31, 2012 and 2011, respectively, that we have recorded and would be payable should the Company’s tax positions not be sustained.

(13)	Net Income Per Common Share:

The reconciliation of the net income per common share calculation for the years ended December 31, 2012, 2011 and 2010 is as follows:

($ and shares in thousands, except per-share amounts)
	2012	2011	2010
Net income used for basic and diluted
earnings per common share:
Net income attributable to common shareholders of Frontier	$136,636	$149,614	$152,673
Less: Dividends paid on unvested restricted stock awards	(2,901)	(3,743)	(3,072)
Total basic and diluted net income attributable to common shareholders
of Frontier	$133,735	$145,871	$149,601

Basic earnings per common share:
Total weighted-average shares and unvested restricted stock awards
outstanding - basic	997,665	994,753	653,248
Less: Weighted-average unvested restricted stock awards	(7,128)	(4,901)	(3,420)
Total weighted-average shares outstanding - basic	990,537	989,852	649,828
Net income per share attributable to common shareholders
of Frontier	$0.14	$0.15	$0.23

Diluted earnings per common share:
Total weighted-average shares outstanding - basic	990,537	989,852	649,828
Effect of dilutive shares	1,263	1,415	1,163
Effect of dilutive stock units	-	557	-
Total weighted-average shares outstanding - diluted	991,800	991,824	650,991
Net income per share attributable to common shareholders
of Frontier	$0.13	$0.15	$0.23

Stock Options
For the years ended December 31, 2012, 2011 and 2010, options to purchase 540,000 shares (at exercise prices ranging from $10.44 to $14.15), 895,000 shares (at exercise prices ranging from $8.19 to $14.15) and 1,116,000 shares (at exercise prices ranging from $10.44 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units
At December 31, 2012, 2011 and 2010, we had 864,114, 557,480 and 434,765 stock units, respectively, issued under the Director Plans. These securities have not been included in the diluted income per share of common stock calculation for the years ended December 31, 2012 and 2010, because their inclusion would have an antidilutive effect.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(14)     Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at December 31, 2012, 2011 and 2010 are as follows:

($ in thousands)	Pension Costs	Postretirement Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2010	$(374,157)	$(21,554)	$150,284	$(92)	$(245,519)

Other comprehensive income before reclassifications	(2,301)	11,424	(8,428)	424	1,119
Amounts reclassified from accumulated other comprehensive loss	27,194	(3,239)	(9,104)	-	14,851
Net current-period other comprehensive income (loss)	24,893	8,185	(17,532)	424	15,970

Balance at December 31, 2010	(349,264)	(13,369)	132,752	332	(229,549)

Other comprehensive income before reclassifications	(241,064)	(22,668)	100,978	(482)	(163,236)
Amounts reclassified from accumulated other comprehensive loss	15,165	(5,774)	(3,569)	-	5,822
Net current-period other comprehensive income (loss)	(225,899)	(28,442)	97,409	(482)	(157,414)

Balance at December 31, 2011	(575,163)	(41,811)	230,161	(150)	(386,963)

Other comprehensive income before reclassifications	(152,402)	(29,922)	68,871		(113,453)
Amounts reclassified from accumulated other comprehensive loss	29,691	(2,531)	(10,320)	-	16,840
Net current-period other comprehensive income (loss)	(122,711)	(32,453)	58,551	-	(96,613)

Balance at December 31, 2012	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)

    The significant items reclassified from each component of accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 are as follows:

($ in thousands)	Amount Reclassified from			Affected Line Item in the
	Accumulated Other Comprehensive Loss (a)			Statement Where Net
Details about Accumulated Other Comprehensive Loss Components	2012	2011	2010	Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$199	$199	$199
Actuarial gains/(losses)	(29,890)	(15,364)	(27,393)
	(29,691)	(15,165)	(27,194)	Income before income taxes
Tax impact	11,282	5,763	10,334	Income tax (expense) benefit
	$(18,409)	$(9,402)	$(16,860)	Net income
Amortization of Postretirement Cost Items (b)
Prior-service costs	$10,068	$10,198	$8,158
Actuarial gains/(losses)	(7,537)	(4,424)	(4,919)
	2,531	5,774	3,239	Income before income taxes
Tax impact	(962)	(2,194)	(1,230)	Income tax (expense) benefit
	$1,569	$3,580	$2,009	Net income

(a)	Amounts in parentheses indicate losses.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 17 - Retirement Plans for additional details).

(15)   Segment Information:

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to business, residential and wholesale customers and is typically the incumbent provider in its service areas.

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

(16)	Quarterly Financial Data (Unaudited):

($ in thousands, except per share amounts)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenue	$1,268,054	$1,258,777	$1,252,469	$1,232,553	$5,011,853
Operating income	208,458	267,784	275,196	235,730	987,168
Net income attributable to common shareholders of Frontier	26,768	17,989	67,000	24,879	136,636
Basic net income per common share attributable
to common shareholders of Frontier	$0.03	$0.02	$0.07	$0.02	$0.14

2011
Revenue	$1,346,697	$1,322,255	$1,290,939	$1,283,152	$5,243,043
Operating income	250,593	238,280	180,291	230,457	899,621
Net income attributable to common shareholders of Frontier	54,711	32,261	20,395	42,247	149,614
Basic net income per common share attributable
to common shareholders of Frontier	$0.05	$0.03	$0.02	$0.04	$0.15

The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding.

We recognized $35.1 million ($21.7 million or $0.02 per share after tax), $28.6 million ($18.1 million or $0.02 per share after tax), $4.5 million ($2.9 million or $0.00 per share after tax), and $13.5 million ($9.1 million or $0.01 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2012, respectively.

We recognized $6.5 million ($4.0 million or $0.00 per share after tax), $1.5 million ($0.9 million or $0.00 per share after tax), $6.8 million ($4.5 million or $0.00 per share after tax), and $17.2 million ($11.5 million or $0.01 per share after tax) of severance costs during the first, second, third and fourth quarters of 2012, respectively.

We recognized $13.2 million ($8.2 million or $0.01 per share after tax), $20.3 million ($12.6 million or $0.01 per share after tax), $67.4 million ($41.6 million or $0.04 per share after tax), and $42.2 million ($26.1 million or $0.03 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2011, respectively.

We recognized $0.1 million ($0.1 million or $0.00 per share after tax), $11.0 million ($6.8 million or $0.01 per share after tax), $3.6 million ($2.2 million or $0.00 per share after tax), and $1.1 million ($0.7 million or $0.00 per share after tax) of severance costs during the first, second, third and fourth quarters of 2011, respectively.

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

Since the completion of the Transaction on July 1, 2010, we have focused on integrating the operations and converging the processes of the Acquired Business to effectively operate as one business.  During the past two years, we have worked with Verizon and our third party actuaries to merge the plans, finalize the transfer of plan assets and ensure we have all the information necessary to make well informed decisions.  Based on the underlying changes in demographics and cash flows, we amended the estimation techniques regarding its actuarial assumptions, where appropriate, across all of our pension and postretirement plans. The most significant of such changes was in the estimation technique utilized to develop the discount rate for its pension and postretirement benefit plans. The revised estimation technique is based upon a settlement model (Bond:Link) of such liabilities as of December 31, 2012 that permits us to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. We believe such a change results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the different yield curve methodologies used in prior years, as it provides the ability to review the quality and diversification of the portfolio to select the bond issues that would settle the obligation in an optimal manner.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

In determining the discount rate as of December 31, 2011 and 2010, we considered, among other things, the yields on the Citigroup Above Median Pension Curve, the Towers Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.

As a result of the change described above, Frontier is utilizing a discount rate of 4.00% as of December 31, 2012 for its qualified pension plan, compared to rates of 4.50% and 5.25% in 2011 and 2010, respectively.   Had the previous estimation technique been used, the discount rate would have been 3.75% in comparison to the 4.00% discount rate, and the impact to the projected benefit obligation at December 31, 2012 would have been immaterial.  The discount rate for postretirement plans as of December 31, 2012 was a range of 4.00% to 4.20% compared to a range of 4.50% to 4.75% in 2011 and 5.25% in 2010.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee.  Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments.  In 2012, 2011 and 2010, our expected long-term rate of return on plan assets was 7.75%, 8.00% and 8.00%, respectively.  For 2013, we will assume a rate of return of 8.00%.  Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations and fair values of plan assets as of December 31, 2012 and 2011 and the components of total periodic pension benefit cost for the years ended December 31, 2012, 2011 and 2010:

($ in thousands)	2012	2011

Change in projected benefit obligation (PBO)
PBO at beginning of year	$1,799,313	$1,644,657
Service cost	43,688	38,879
Interest cost	78,027	84,228
Actuarial loss	196,304	160,390
Benefits paid	(172,601)	(128,841)
PBO at end of year	$1,944,731	$1,799,313

Change in plan assets
Fair value of plan assets at beginning of year	$1,257,990	$1,290,274
Actual return on plan assets	139,679	19,883
Employer contributions, net of transfers	28,598	76,674
Benefits paid	(172,601)	(128,841)
Fair value of plan assets at end of year	$1,253,666	$1,257,990

Funded status	$(691,065)	$(541,323)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(60,386)	$-
Pension and other postretirement benefits	$(630,679)	$(541,323)
Accumulated other comprehensive loss	$697,874	$575,163

	Expected in
($ in thousands)	2013	2012	2011	2010

Components of total periodic pension benefit cost
Service cost		$43,688	$38,879	$21,169
Interest cost on projected benefit obligation		78,027	84,228	67,735
Expected return on plan assets		(95,777)	(100,558)	(69,831)
Amortization of prior service cost/(credit)	$8	(199)	(199)	(199)
Amortization of unrecognized loss	40,287	29,890	15,364	27,393
Net periodic pension benefit cost		55,629	37,714	46,267
Special termination charge		-	-	69
Total periodic pension benefit cost		$55,629	$37,714	$46,336

We capitalized $15.8 million, $10.2 million and $8.3 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2012, 2011 and 2010, respectively, as the costs relate to our engineering and plant construction activities.

Based on current assumptions and plan asset values, we estimate that our 2013 pension and OPEB expenses will be approximately $100 million to $110 million before amounts capitalized into the cost of capital expenditures.

The plan’s weighted average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

	2012	2011
Asset category:
Equity securities	43%	45%
Debt securities	40%	40%
Alternative investments	14%	14%
Cash and other	3%	1%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)

Year	Amount
2013	$113,424
2014	120,836
2015	128,624
2016	134,922
2017	138,759
2018 - 2022	729,847
Total	$1,366,412

We made total net cash contributions to our pension plan for 2012 of $28.6 million, consisting of net cash payments of $18.3 million in the third quarter and $10.3 million in the fourth quarter.  These pension contributions reflect the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.

We made contributions to our pension plan of approximately $76.7 million in 2011, consisting of cash payments of $18.6 million and, as described below, the contribution of real property with a fair value of $58.1 million.

On September 8, 2011, the Company contributed four administrative properties to its qualified defined benefit pension plan.  None of the buildings were under state regulation that required individual PUC approval.  The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $58.1 million.  The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

We made cash contributions of $13.1 million to the Plan during 2010.   We expect that we will make cash contributions to the Plan of approximately $60 million in 2013.

The accumulated benefit obligation for the Plan was $1,793.8 million and $1,673.4 million at December 31, 2012 and 2011, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2012	2011	2010
Discount rate - used at year end to value obligation	4.00%	4.50%	5.25%
Discount rate - used to compute annual cost	4.50%	5.25%	5.75%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%
Rate of increase in compensation levels	2.50%	2.50%	3.00%

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets at December 31, 2012 and 2011 and the components of net periodic postretirement benefit costs for the years ended December 31, 2012, 2011 and 2010.

($ in thousands)	2012	2011

Change in benefit obligation

Benefit obligation at beginning of year	$391,596	$353,131
Service cost	10,812	8,958
Interest cost	17,842	17,722
Plan participants' contributions	4,059	4,389
Actuarial loss	30,958	22,564
Benefits paid	(15,974)	(15,168)
Plan change	(743)	-
Benefit obligation at end of year	$438,550	$391,596

Change in plan assets
Fair value of plan assets at beginning of year	$5,101	$6,240
Actual return on plan assets	466	219
Plan participants' contributions	4,059	4,389
Employer contribution	11,403	9,421
Benefits paid	(15,974)	(15,168)
Fair value of plan assets at end of year	$5,055	$5,101

Funded status	$(433,495)	$(386,495)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(9,116)	$(9,117)
Pension and other postretirement benefits	$(424,379)	$(377,378)
Accumulated other comprehensive loss	$74,264	$41,811

($ in thousands)	Expected in
	2013	2012	2011	2010
Components of net periodic postretirement benefit cost
Service cost		$10,812	$8,958	$7,956
Interest cost on projected benefit obligation		17,842	17,722	17,883
Expected return on plan assets		(172)	(324)	(436)
Amortization of prior service cost/(credit)	$(6,101)	(10,068)	(10,198)	(8,157)
Amortization of unrecognized loss	8,911	7,537	4,424	4,917
Net periodic postretirement benefit cost		$25,951	$20,582	$22,163

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2012	2011	2010
Discount rate - used at year end to value obligation	4.00% - 4.20%	4.50% - 4.75%	5.25%
Discount rate - used to compute annual cost	4.50% - 4.75%	5.25%	5.75%
Expected long-term rate of return on plan assets	4.00% - 3.00%	6.00% - 3.00%	6.00%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)
	Gross	Medicare Part D
Year	Benefits	Subsidy	Total
2013	$14,010	$430	$13,580
2014	15,591	533	15,058
2015	17,448	644	16,804
2016	19,457	760	18,697
2017	21,347	924	20,423
2018 - 2022	131,410	7,838	123,572
Total	$219,263	$11,129	$208,134

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, an 8.0% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5% in the year 2019 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1.3 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $19.8 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1.0) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(16.1) million.

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

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 are as follows:

($ in thousands)	Pension Plan		OPEB
	2012	2011	2012	2011
Net actuarial loss	$697,511	$574,998	$105,970	$82,841
Prior service cost/(credit)	363	165	(31,706)	(41,030)
Total	$697,874	$575,163	$74,264	$41,811

The amounts recognized as a component of accumulated comprehensive loss for the years ended December 31, 2012 and 2011 are as follows:

	Pension Plan		OPEB
($ in thousands)	2012	2011	2012	2011

Accumulated other comprehensive loss at
beginning of year	$575,163	$349,264	$41,811	$13,369

Net actuarial gain (loss) recognized during year	(29,890)	(15,364)	(7,537)	(4,424)
Prior service (cost)/credit recognized during year	199	199	10,068	10,198
Net actuarial loss (gain) occurring during year	152,402	241,064	30,665	22,668
Prior service cost (credit) occurring during year	-	-	(743)	-
Net amount recognized in comprehensive income
for the year	122,711	225,899	32,453	28,442
Accumulated other comprehensive loss at end of year	$697,874	$575,163	$74,264	$41,811

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $23.0 million, $22.2 million and $14.9 million for 2012, 2011 and 2010, respectively. The amounts for 2011 and 2010 include employer contributions of $15.9 million and $10.6 million, respectively, for certain former employees of the Acquired Business under three separate plans.

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

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level                   Description of Input
Level 1                          Observable inputs such as quoted prices in active markets for identical assets.
Level 2                          Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3                          Unobservable inputs in which little or no market data exists.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables represent the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

Fair Value Measurements at December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$42,391	$-	$42,391	$-
U.S. Government Obligations	14,166	-	14,166	-
Corporate and Other Obligations	246,024	-	246,024	-
Common Stock	133,631	133,631	-	-
Commingled Funds	345,532	-	305,718	39,814
Interest in Registered Investment Companies	366,336	99,161	267,175	-
Interest in Limited Partnerships	101,678	-	-	101,678
Insurance Contracts	799	-	799	-
Other	96	-	96	-
Total Investments, at Fair Value	$1,250,653	$232,792	$876,369	$141,492
Interest and Dividends Receivable	3,252
Due from Broker for Securities Sold	3,788
Receivable Associated with Insurance Contract	7,610
Due to Broker for Securities Purchased	(11,637))
Total Plan Assets, at Fair Value	$1,253,666

Fair Value Measurements at December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$34,087	$-	$34,087	$-
U.S. Government Obligations	120,802	-	120,802	-
Corporate and Other Obligations	323,075	-	323,075	-
Common Stock	251,776	251,776	-	-
Commingled Funds	99,063	-	61,869	37,194
Common/Collective Trust Funds	8,606	-	8,606	-
Interest in Registered Investment Companies	253,752	83,667	170,085	-
Interest in Limited Partnerships	104,033	-	-	104,033
Insurance Contracts	805	-	805	-
Other	141	-	141	-
Total Investments, at Fair Value	$1,196,140	$335,443	$719,470	$141,227
Receivable for Plan Assets of Acquired Business	51,634
Receivable for Earnings on Plan Assets of Acquired Business	8,869
Interest and Dividends Receivable	2,835
Due from Broker for Securities Sold	30,085
Receivable Associated with Insurance Contract	7,727
Due to Broker for Securities Purchased	(39,300)
Total Plan Assets, at Fair Value	$1,257,990

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2012 and 2011:

	2012
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$104,033	$37,194
Realized gains/(losses)	5,587	-
Unrealized gains	454	2,620
Sales	(8,396)	-
Balance, end of year	$101,678	$39,814

	2011
	Interest in
	Limited	Commingled
($ in thousands)	Partnerships	Funds
Balance, beginning of year	$42,635	$37,378
Realized gains/(losses)	378	12
Unrealized gains/(losses)	317	(196)
Contributed assets	58,100	-
Purchases	10,101	37,390
Sales	(7,498)	(37,390)
Balance, end of year	$104,033	$37,194

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2012:
	Fair Value
($ in thousands)		Redemption Frequency	Redemption Notice Period	Liquidation Period
Commingled Funds
JPM Multi-Strat II C-A Ser 11-07 (a)	$39,814	Quarterly	65 Days	NA

Interest in Limited Partnerships
Morgan Stanley Institutional Cayman Fund LP (b)	33,535	Quarterly	60 Days	NA
MS IFHF SVP LP Cayman (b)	4,649	Through liquidation of underlying investments	None	2 years
MS IFHF SVP LP Alpha (b)	2,523	Through liquidation of underlying investments	None	2 years
RII World Timberfund, LLC (c)	5,569	Through liquidation of underlying investments	None	10 years
100 Comm Drive, LLC (d)	6,782	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (d)	5,405	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway LLC (d)	20,106	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (d)	23,109	Through liquidation of underlying investments	None	NA
Total Interest in Limited Partnerships	$101,678

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

(b) The partnerships’ investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies.

(c)  The partnership’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America, New Zealand and Australia.

(d)  The partnerships invest in commercial real estate properties that are leased to the Company.  The leases are triple net, whereby the Company is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

There have been no reclassifications of investments between Level 1, 2 or 3 assets during the years ended December 31, 2012 or 2011.

The fair value of our OPEB plan assets, which are all measured using Level 1 inputs, was $5.1 million as of December 31, 2012 and 2011, respectively.

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2012 and 2011. For the other financial instruments, representing cash, accounts receivables, long-term debt due within one year, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

($ in thousands)	2012		2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$8,381,947	$9,091,416	$8,224,392	$7,958,873

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(19)	Commitments and Contingencies:

We anticipate total capital expenditures for business operations of approximately $625 million to $675 million for 2013.  Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of December 31, 2012, we had expanded broadband availability in excess of 1 Mbps to 86% of the households throughout the Acquired Territories, in excess of 3 Mbps to 84% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 78% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of December 31, 2012 that is reflected in Other liabilities) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2012, $145.0 million had been released from escrow and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $42.7 million, including interest earned.  As of December 31, 2012, the letter of credit had been reduced to $40.0 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

We are party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.

In accordance with U.S. GAAP, we accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.  Legal defense costs are expensed as incurred.  None of our existing accruals for pending matters is material.  We constantly monitor our pending litigation for the purpose of adjusting our accruals and revising our disclosures accordingly, in accordance with U.S. GAAP, when required.  Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable.  We will vigorously defend our interests for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our consolidated financial position, results of operations, or our cash flows.

We conduct certain of our operations in leased premises and also lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record annual rental expense based on the total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term. Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2012 are as follows:

($ in thousands)	Operating
Leases

Year ending December 31:
2013	$95,323
2014	20,096
2015	10,319
2016	8,157
2017	6,528
Thereafter	41,751
Total minimum lease payments	$182,174

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of December 31, 2012, the Company has accepted delivery of 2,150 new vehicles and expects to accept delivery of 1,614 additional new vehicles by March 31, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis upon the acceptance of the remaining vehicles.

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was $79.3 million, $70.2 million and $48.5 million, respectively.

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During the third quarter of 2012, we entered into a take or pay arrangement for the purchase of future long distance and carrier services.  Our total remaining commitments under the arrangement are as follows:

($ in thousands)

Year	Amount
2013	$132,000
2014	141,800
2015	140,800
Total	$414,600

As of December 31, 2012, we expect to utilize the services included within the arrangement and no liability for the take or pay provision has been recorded.

We are a party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2012, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in thousands)

Year	Amount
2013	$48,338
2014	21,357
2015	15,442
2016	4,593
2017	4,275
Thereafter	1,200
Total	$95,205

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987.  The agreement contains “step-up” provisions that state that if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2013 and remained in default for the duration of the contract (another 3 years), we estimate that our undiscounted purchase obligation for 2013 through 2015 would be approximately $431.1 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

At December 31, 2012, we have outstanding performance letters of credit as follows:

($ in thousands)

Public Service Commission of West Virginia	$40,000
CNA	45,659
All other	1,186
Total	$86,845

CNA serves as our agent with respect to general liability claims (auto, workers compensation and other insured perils of the Company). As our agent, they administer all claims and make payments for claims on our behalf. We reimburse CNA for such services upon presentation of their invoice. To serve as our agent and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.

None of the above letters of credit restrict our cash balances.

(20)	Subsequent Events:

On January 15, 2013, the Company retired the $502.7 million of its 6.25% Senior Notes that matured on such date. The repayment was made with cash available on hand.