Form 10-Q
period 2013-03-31
FRONTIER COMMUNICATIONS CORP
filed 2013-05-07
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes             No   X

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2013 was 997,753,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2

Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	3

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	3

Consolidated Statements of Equity for the three months ended March 31, 2012, the nine months ended December 31, 2012 and the three months ended March 31, 2013	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	39

Part II. Other Information

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Mine Safety Disclosure	41

Item 6. Exhibits	42

Signature	43

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$875,909	$1,326,532
Accounts receivable, less allowances of $96,164 and $93,267, respectively	480,746	533,704
Restricted cash	22,126	15,408
Prepaid expenses	65,762	66,972
Income taxes and other current assets	103,612	144,587
Total current assets	1,548,155	2,087,203

Restricted cash	20,545	27,252
Property, plant and equipment, net	7,417,746	7,504,896
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,455,956	1,542,739
Other assets	229,441	233,822
Total assets	$17,009,562	$17,733,631

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$57,899	$560,550
Accounts payable	219,009	338,148
Advanced billings	143,768	146,317
Accrued other taxes	74,003	66,342
Accrued interest	208,114	209,327
Other current liabilities	213,144	232,836
Total current liabilities	915,937	1,553,520

Deferred income taxes	2,335,286	2,357,210
Pension and other postretirement benefits	1,054,246	1,055,058
Other liabilities	264,982	266,625
Long-term debt	8,368,729	8,381,947

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
998,131,000 and 998,410,000 outstanding, respectively, and
1,027,986,000 issued, at March 31, 2013 and December 31, 2012)	256,997	256,997
Additional paid-in capital	4,536,657	4,639,563
Retained earnings	111,345	63,205
Accumulated other comprehensive loss, net of tax	(476,830)	(483,576)
Treasury stock	(365,705)	(368,593)
Total shareholders' equity of Frontier	4,062,464	4,107,596
Noncontrolling interest in a partnership	7,918	11,675
Total equity	4,070,382	4,119,271
Total liabilities and equity	$17,009,562	$17,733,631

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
($ in thousands, except for per-share amounts)
(Unaudited)

	2013	2012

Revenue	$1,205,396	$1,268,054

Operating expenses:
Network access expenses	109,398	115,569
Other operating expenses	541,499	551,583
Depreciation and amortization	303,675	357,300
Integration costs	-	35,144
Total operating expenses	954,572	1,059,596

Operating income	250,824	208,458

Investment income	3,062	2,103
Other income, net	1,592	3,485
Interest expense	171,420	164,862

Income before income taxes	84,058	49,184
Income tax expense	33,275	18,694

Net income	50,783	30,490
Less: Income attributable to the noncontrolling interest in a partnership	2,643	3,722
Net income attributable to common shareholders of Frontier	$48,140	$26,768

Basic and diluted net income per share attributable to common
shareholders of Frontier	$0.05	$0.03

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
($ in thousands)
(Unaudited)
	2013	2012

Net income	$50,783	$30,490
Other comprehensive income, net
of tax (see Note 15)	6,746	4,267
Comprehensive income	57,529	34,757

Less: Net income attributable
to the noncontrolling interest
in a partnership	(2,643)	(3,722)

Comprehensive income attributable to
the common shareholders of Frontier	$54,886	$31,035

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012, THE NINE MONTHS ENDED DECEMBER 31, 2012 AND
THE THREE MONTHS ENDED MARCH 31, 2013
($ and shares in thousands)
(Unaudited)

	Frontier Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2012	1,027,986	$256,997	$4,773,383	$226,721	$(386,963)	(32,858)	$(415,001)	$13,997	$4,469,134
Stock plans	-	-	(44,045)	-	-	3,384	44,985	-	940
Dividends on common stock	-	-	-	(99,851)	-	-	-	-	(99,851)
Net income	-	-	-	26,768	-	-	-	3,722	30,490
Other comprehensive income, net
of tax	-	-	-	-	4,267	-	-	-	4,267
Distributions	-	-	-	-	-	-	-	(5,000)	(5,000)
Balance March 31, 2012	1,027,986	256,997	4,729,338	153,638	(382,696)	(29,474)	(370,016)	12,719	4,399,980
Stock plans	-	-	9,463	-	-	(102)	1,423	-	10,886
Dividends on common stock	-	-	(99,238)	(200,301)	-	-	-	-	(299,539)
Net income	-	-	-	109,868	-	-	-	12,956	122,824
Other comprehensive income, net
of tax	-	-	-	-	(100,880)	-	-	-	(100,880)
Distributions	-	-	-	-	-	-	-	(14,000)	(14,000)
Balance December 31, 2012	1,027,986	256,997	4,639,563	63,205	(483,576)	(29,576)	(368,593)	11,675	4,119,271
Stock plans	-	-	(3,094)	-	-	(279)	2,888	-	(206)
Dividends on common stock	-	-	(99,812)	-	-	-	-	-	(99,812)
Net income	-	-	-	48,140	-	-	-	2,643	50,783
Other comprehensive income, net
of tax	-	-	-	-	6,746	-	-	-	6,746
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Balance March 31, 2013	1,027,986	$256,997	$4,536,657	$111,345	$(476,830)	(29,855)	$(365,705)	$7,918	$4,070,382

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
($ in thousands)
(Unaudited)

	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$50,783	$30,490
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	303,675	357,300
Stock based compensation expense	3,885	3,718
Pension/OPEB costs	5,018	12,403
Other non-cash adjustments	1,710	1,537
Deferred income taxes	(10,133)	15,764
Change in accounts receivable	48,951	59,905
Change in accounts payable and other liabilities	(84,756)	(102,042)
Change in prepaid expenses, income taxes and other current assets	40,159	3,438
Net cash provided by operating activities	359,292	382,513

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(189,009)	(208,522)
Capital expenditures - Integration activities	-	(15,731)
Network expansion funded by Connect America Fund	(1,815)	-
Grant funds received for network expansion from Connect America Fund	5,998	-
Cash transferred from (to) escrow	(11)	5,425
Other assets purchased and distributions received, net	528	(5,918)
Net cash used by investing activities	(184,309)	(224,746)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(517,129)	(14,502)
Dividends paid	(99,812)	(99,851)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(7,279)	(3,694)
Net cash used by financing activities	(624,220)	(118,047)

Increase/(Decrease) in cash and cash equivalents	(449,237)	39,720
Cash reclassed to assets held for sale	(1,386)	-
Cash and cash equivalents at January 1,	1,326,532	326,094
Cash and cash equivalents at March 31,	$875,909	$365,814

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$168,095	$118,524
Income taxes (refunds)	$947	$(369)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2013, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

Frontier has a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet are included in our consolidated financial statements.  The minority interest of the limited partners is reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of operations as “Income attributable to the noncontrolling interest in a partnership.”  See Note 18 – Subsequent Events for additional discussion regarding the sale of Mohave.

The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates and judgments are used when accounting for revenue recognition (allowance for doubtful accounts), impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, purchase price allocations, contingencies, and pension and other postretirement benefits, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to SEC rules and regulations.

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $29.8 million and $29.7 million for the three months ended March 31, 2013 and 2012, respectively.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	Goodwill and Other Intangibles:
Intangibles represent the excess of purchase price over the fair value of identifiable tangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.   During the first quarter of 2013, the Company reorganized into four regional operating segments. Our operating segments consist of the following regions: Central, East, National and West.  Our regional operating segments are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the first quarter of 2013, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

The Company amortizes finite lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)    Recent Accounting Literature:

Presentation of Comprehensive Income
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (ASC Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in the components of net income in circumstances when U.S. GAAP requires the item to be reclassified in its entirety to net income. This new guidance is to be applied prospectively. The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), “Intangibles—Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 during the fourth quarter of 2012 with no material impact on our financial position, results of operations or cash flows.

(3)    The Transaction:
On July 1, 2010, we acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in certain states (the Acquired Territories), including Internet access and long distance services and broadband video provided to designated customers in the Acquired Territories (the Acquired Business).  Frontier was considered the acquirer of the Acquired Business for accounting purposes.

We accounted for our acquisition of 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred $35.1 million of integration related costs in connection with the Transaction during the three months ended March 31, 2012.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	March 31, 2013	December 31, 2012

Retail and Wholesale	$537,644	$581,152
Other	39,266	45,819
Less: Allowance for doubtful accounts	(96,164)	(93,267)
Accounts receivable, net	$480,746	$533,704

We maintain an allowance for bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $16.2 million and $16.6 million for the three months ended March 31, 2013 and 2012.

(5)   Property, Plant and Equipment:
Property, plant and equipment, net is as follows:

($ in thousands)	March 31, 2013	December 31, 2012

Property, plant and equipment	$14,429,251	$14,353,763
Less: Accumulated depreciation	(7,011,505)	(6,848,867)
Property, plant and equipment, net	$7,417,746	$7,504,896

Depreciation expense is principally based on the composite group method.  Depreciation expense was $216.7 million and $210.3 million for the three months ended March 31, 2013 and 2012, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2012, with an immaterial impact to depreciation expense.

(6)    Goodwill and Other Intangibles:
The components of goodwill by the reporting units in effect as of March 31, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other intangibles are as follows:

($ in thousands)	March 31, 2013	December 31, 2012

Other Intangibles:
Customer base	$2,427,648	$2,427,648
Software licenses	105,019	105,019
Trade name and license	124,136	124,419
Other intangibles	2,656,803	2,657,086
Less: Accumulated amortization	(1,200,847)	(1,114,347)
Total other intangibles, net	$1,455,956	$1,542,739

Amortization expense was $87.0 million and $147.0 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $38.3 million for the three months ended March 31, 2012 for amortization associated with certain software licenses no longer required for operations as a result of the completed systems conversions and $10.5 million for the three months ended March 31, 2012 for amortization associated with certain Frontier legacy properties, each of which were fully amortized in 2012.

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2013 and December 31, 2012.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2013		December 31, 2012
	Carrying		Carrying
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 8,368,729	$ 8,947,496	$ 8,381,947	$ 9,091,416

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    Long-Term Debt:
The activity in our long-term debt from December 31, 2012 to March 31, 2013 is summarized as follows:

		Three months ended
		March 31, 2013			Interest
					Rate at
	December 31,	Payments	New	March 31,	March 31,
($ in thousands)	2012	and Retirements	Borrowings	2013	2013*

Senior Unsecured Debt	$8,919,696	$(517,033)	$-	$8,402,663	7.95%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

Rural Utilities Service
Loan Contracts	9,322	(96)	-	9,226	6.15%

TOTAL LONG-TERM DEBT	$8,942,568	$(517,129)	$-	$8,425,439	7.94%

Less: Debt (Discount)/Premium	(71)			1,189
Less: Current Portion	(560,550)			(57,899)

	$8,381,947			$8,368,729

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at March 31, 2013 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	March 31, 2013		December 31, 2012
	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$-	-	$502,658	6.250%
5/1/2014	200,000	8.250%	200,000	8.250%
3/15/2015 *	300,000	6.625%	300,000	6.625%
4/15/2015 *	374,803	7.875%	374,803	7.875%
10/14/2016 **	503,125	3.085% (Variable)	517,500	3.095% (Variable)
4/15/2017 *	1,040,685	8.250%	1,040,685	8.250%
10/1/2018	600,000	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,100,000	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	8,152,663		8,669,696

Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%

Total	$8,402,663	7.78% ***	$8,919,696	7.69% ***

*        See Note 18 – Subsequent Events
**      Represents borrowings under the Credit Agreement with CoBank.
***    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan with a final maturity of October 14, 2016 (the Credit Agreement).  The entire loan was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio is 4.5 times.

We also have a $750.0 million revolving credit facility.  As of March 31, 2013, we had not made any borrowings under this facility.  The terms of the credit facility are set forth in the credit agreement, dated as of March 23, 2010, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement).  Associated facility fees under the credit facility will vary from time to time depending on the Company’s credit rating (as defined in the Revolving Credit Agreement) and were 0.625% per annum as of March 31, 2013. The credit facility is scheduled to terminate on January 1, 2014. During the term of the credit facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the credit facility will bear interest based on the alternate base rate or the adjusted LIBOR rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s credit rating. Letters of credit issued under the credit facility will also be subject to fees that vary depending on the Company’s credit rating. The credit facility is available for general corporate purposes but may not be used to fund dividend payments.  See Note 18 - Subsequent Events for additional discussion regarding renewal of the Revolving Credit Agreement.

We also have a $20.0 million unsecured letter of credit facility, as amended.  The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit, one for $20 million that expired in March 2013, and the other for $20 million expiring in September 2013, were issued in September 2012. The Company is required to pay an annual facility fee on the available commitment, regardless of usage.  The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

As of March 31, 2013, we were in compliance with all of our debt and credit facility covenants.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our principal payments for the next five years are as follows as of March 31, 2013:

Principal
($ in thousands)	Payments

2013 (remaining nine months)	$43,420
2014	$257,916
2015	$732,746
2016	$345,466
2017	$1,041,186
2018	$600,534

See Note 18 – Subsequent Events for additional discussion regarding debt refinancing activities.

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended
	March 31,
	2013	2012

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	3.6	2.8
Noncontrolling interest	(0.4)	(0.9)
Tax reserve adjustment	0.4	1.2
All other, net	1.0	(0.1)
Effective tax rate	39.6%	38.0%

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $5.2 million as of March 31, 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  Net Income Per Common Share:
The reconciliation of the net income per common share calculation is as follows:

	For the three months ended
($ and shares in thousands, except per share amounts)	March 31,
	2013	2012
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$48,140	$26,768
Less: Dividends paid on unvested restricted stock awards	(521)	(737)
Total basic and diluted net income attributable to common
shareholders of Frontier	$47,619	$26,031

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	998,146	995,897
Less: Weighted average unvested restricted stock awards	(6,273)	(7,024)
Total weighted average shares outstanding - basic	991,873	988,873
Net income per share attributable to common shareholders of Frontier	$0.05	$0.03

Diluted earnings per common share:
Total weighted average shares outstanding - basic	991,873	988,873
Effect of dilutive shares	675	12
Effect of dilutive stock units	-	623
Total weighted average shares outstanding - diluted	992,548	989,508

Net income per share attributable to common shareholders of Frontier	$0.05	$0.03

Stock Options
For the three months ended March 31, 2013 and 2012, options to purchase 526,000 shares (at exercise prices ranging from $10.44 to $14.15) and 895,000 shares (at exercise prices ranging from $8.19 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units
At March 31, 2013 and 2012, we had 949,412 and 623,121 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three months ended March 31, 2013 because their inclusion would have an antidilutive effect.

(11) Stock Plans:
At March 31, 2013, we had five stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under three of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP) and the Deferred Fee Plan. At March 31, 2013, there were 12,540,761 shares authorized for grant and 2,002,671 shares available for grant under the 2009 Equity Incentive Plan (the 2009 EIP) and the Directors’ Equity Plan.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Shares
On February 15, 2012, the Company’s Compensation Committee, in consultation with the other non-management directors of the Company’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the Frontier Long-Term Incentive Plan (the “LTIP”). LTIP awards are granted in the form of performance shares.  The LTIP is offered under the Company’s 2009 Equity Incentive Plan and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three-year performance period (a “Measurement Period”), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period.  The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on the Company’s total return to stockholders (i.e., Total Shareholder Return or “TSR”) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the three-year Measurement Period.  Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award.  The TSR performance measure is then applied to decrease or increase payouts based on the Company’s three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

On February 15, 2012, the Compensation Committee granted 930,020 performance shares under the LTIP for the 2012-2014 Measurement Period and set the operating cash flow performance goal for the first year in that Measurement Period and the TSR modifier for the three-year Measurement Period.  On February 27, 2013, the Compensation Committee approved 1,123,966 target performance shares under the LTIP for the 2013-2015 Measurement Period and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period.  The performance share awards approved in February 2013 will be granted upon stockholder approval of the Company’s 2013 Equity Incentive Plan at the Annual Meeting of Stockholders to be held on May 8, 2013.  The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance.   An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest.  The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

For the three months ended March 31, 2013, the Company recognized an expense of $0.3 million for the LTIP.

Restricted Stock
The following summary presents information regarding unvested restricted stock as of  March 31, 2013 and changes during the three months then ended with regard to restricted stock under the 2009 EIP:

		Weighted
		Average
	Number of	Grant Date		Aggregate
	Shares	Fair Value		Fair Value
Balance at January 1, 2013	7,049,000	$ 8	6.08	$30,169,000
Restricted stock granted (a)	521,000	$4.09		$2,077,000
Restricted stock vested	(1,806,000)	$6.50		$7,205,000
Restricted stock forfeited	(422,000)	$5.69
Balance at March 31, 2013	5,342,000	$5.77		$21,316,000

(a) Amount excludes 2,845,000 restricted shares approved by the Compensation Committee on February 27, 2013.  These restricted stock awards approved in February 2013 will be granted upon stockholder approval of the Company’s 2013 Equity Incentive Plan at the Annual Meeting of Stockholders to be held on May 8, 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2013 was $22.9 million and the weighted average period over which this cost is expected to be recognized is approximately 2 years.

Shares granted during the first three months of  2012 totaled 3,667,000.  The total fair value of shares granted and vested at March 31, 2012 was approximately $15.3 million and $4.7 million, respectively.  The total fair value of unvested restricted stock at March 31, 2012 was $30.7 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2012 was $4.22.

Stock Options
The following summary presents information regarding outstanding stock options as of March 31, 2013 and changes during the three months then ended with regard to options under the 2000 EIP and the 2009 EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2013	540,000	$10.99	0.9	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(14,000)	$12.30
Balance at March 31, 2013	526,000	$10.96	0.6	$-

Exercisable at March 31, 2013	526,000	$10.96	0.6	$-

There were no stock options granted during the first three months of 2012.  There was no intrinsic value for the stock options outstanding and exercisable at March 31, 2012.

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

(13)  Investment Income:
The components of investment income are as follows:

	For the three months ended March 31,
($ in thousands)	2013	2012

Interest and dividend income	$1,766	$2,623
Investment gain	1,296	-
Equity earnings (loss)	-	(520)
Total investment income	$3,062	$2,103

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2013, we recognized an investment gain of $1.3 million associated with cash received in connection with our previously written-off investment in Adelphia.

(14)  Other Income, Net:
The components of other income, net are as follows:

	For the three months ended March 31,
($ in thousands)	2013	2012

Gain on expiration/settlement of customer advances	$1,952	$3,463
All other, net	(360)	22
Total other income, net	$1,592	$3,485

(15)  Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/OPEB liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at March 31, 2013 and 2012 are as follows:

($ in thousands)	Pension Costs	Postretirement Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2013	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)
Other comprehensive income before reclassifications	(229)	-	293	-	64
Amounts reclassified from accumulated other comprehensive loss	10,074	703	(4,095)	-	6,682
Net current-period other comprehensive income (loss)	9,845	703	(3,802)	-	6,746
Balance at March 31, 2013	$(688,029)	$(73,561)	$284,910	$(150)	$(476,830)

($ in thousands)	Pension Costs	Postretirement Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2012	$(575,163)	$(41,811)	$230,161	$(150)	$(386,963)
Other comprehensive income before reclassifications	-	-	(162)	-	(162)
Amounts reclassified from accumulated other comprehensive loss	7,736	(592)	(2,715)	-	4,429
Net current-period other comprehensive income (loss)	7,736	(592)	(2,877)	-	4,267
Balance at March 31, 2012	$(567,427)	$(42,403)	$227,284	$(150)	$(382,696)

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant items reclassified from each component of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)		Affected Line Item in the
	For the three months ended March 31,		Statement Where Net
Details about Accumulated Other Comprehensive Loss Components	2013	2012	Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(2)	$50
Actuarial gains/(losses)	(10,072)	(7,786)
	(10,074)	(7,736)	Income before income taxes
Tax impact	3,828	2,940	Income tax (expense) benefit
	$(6,246)	$(4,796)	Net income
Amortization of Postretirement Cost Items (b)
Prior-service costs	$1,525	$2,503
Actuarial gains/(losses)	(2,228)	(1,911)
	(703)	592	Income before income taxes
Tax impact	267	(225)	Income tax (expense) benefit
	$(436)	$367	Net income

(a)	Amounts in parentheses indicate losses.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 16 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16)  Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended
	March 31,
	2013	2012
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$12,834	$10,492
Interest cost on projected benefit obligation	18,880	19,658
Expected return on plan assets	(24,590)	(24,088)
Amortization of prior service cost /(credit)	2	(50)
Amortization of unrecognized loss	10,072	7,786
Net periodic pension benefit cost	$17,198	$13,798

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,
	2013	2012
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$3,179	$2,555
Interest cost on projected benefit obligation	4,440	4,460
Expected return on plan assets	(43)	(55)
Amortization of prior service cost/(credit)	(1,525)	(2,503)
Amortization of unrecognized loss	2,228	1,911
Net periodic postretirement benefit cost	$8,279	$6,368

During the first three months of 2013 and 2012, we capitalized $4.9 million and $4.2 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.  Based on current assumptions and plan asset values, we estimate that our 2013 pension and OPEB expenses will be approximately $100 million to $110 million before amounts capitalized into the cost of capital expenditures (they were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures).   We made total cash contributions to our pension plan during the three months ended March 31, 2013 of $12.1 million.  We expect that we will make contributions to our pension plan of approximately $60 million in 2013.

The Plan’s assets have decreased from $1,253.6 million at December 31, 2012 to $1,224.3 million at March 31, 2013, a decrease of $29.3 million, or 2%.  This decrease is a result of benefit payments of $89.1 million, offset by positive investment returns and cash contributions for a combined total of $59.8 million during the first three months of 2013.

(17) Commitments and Contingencies:
We anticipate total capital expenditures for business operations of approximately $625 million to $675 million for 2013. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of March 31, 2013, we had expanded broadband availability in excess of 1 Mbps to 87% of the households throughout the Acquired Territories, in excess of 3 Mbps to 84% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 80% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of March 31, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2013, $145.0 million had been released from escrow and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $42.7 million, including interest earned.  In addition, as of March 31, 2013, the letter of credit had been reduced to $20 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.   Our total commitments under the arrangement are $132.0 million, $141.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of March 31, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of March 31, 2013, the Company has accepted delivery of 3,047 new vehicles and expects to accept delivery of 632 additional new vehicles by June 30, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  Subsequent Events:
We repurchased $208.8 million of the 2017 Notes in a privately negotiated transaction for $250.6 million that was settled with cash on hand on April 2, 2013.  This repurchase resulted in a loss on the early extinguishment of debt of approximately $41.1 million ($25.4 million or $0.03 per share after tax), which will be recognized in the second quarter of 2013.

On April 10, 2013, the Company completed a registered debt offering of $750.0 million aggregate principal amount of 7.625% senior unsecured notes due 2024, issued at a price of 100% of their principal amount.  We received net proceeds of $736.9 million from the offering after deducting underwriting fees.  The Company used the net proceeds from the sale of the notes, together with cash on hand, to finance the cash tender offers discussed below.

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million, respectively.  On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million, respectively.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of approximately $102.7 million, ($63.6 million or $0.06 per share after tax), which will be recognized in the second quarter of 2013.  As of April 30, 2013, approximately $105.0 million aggregate principal amount of the March 2015 Notes, $96.9 million aggregate principal amount of the April 2015 Notes and $606.9 million aggregate principal amount of the 2017 Notes remained outstanding.

The Company has entered into a new $750.0 million revolving credit facility (the New Credit Facility).  The terms of the New Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the New Revolving Credit Agreement).  Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement).  The New Credit Facility is scheduled to terminate on November 3, 2016.  During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions.  Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin specified in the New Revolving Credit Agreement based on the Company’s debt rating.  Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s debt rating.  The New Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company entered into an agreement with Verizon Wireless to sell its 33⅓% partnership interest in the Mohave Cellular Limited Partnership, in which Frontier was the General Partner. We closed on the sale on April 1, 2013, and we will recognize a gain on sale of approximately $15.3 million before taxes in the second quarter of 2013. As of March 31, 2013, Mohave is consolidated within Frontier’s financial statements, with the non-controlling interest portion separately identified and disclosed, and net assets of approximately $12.1 million classified as held-for-sale, consisting of $14.3 million included within “Income taxes and other assets” and $2.2 million included within “Other current liabilities” as of March 31, 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•
The effects of greater than anticipated competition which could require us to implement new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

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

•
The effects of technological changes and competition on our capital expenditures, products and service offerings, including the lack of assurance that our network improvements in speed and capacity will be sufficient to meet or exceed the capabilities and quality of competing networks;

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

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the U.S.  The Company operates in 27 states, and is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.1 million customers,  1.8 million broadband connections and 14,400 employees as of March 31, 2013.

Regulatory Developments
On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. Frontier was eligible to receive $71.9 million of the total $300 million CAF Phase I interim support. On July 9, 2012, Frontier announced that it would accept all of the funding for which it is eligible. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept those funds and identified the unserved locations to be served using the funds. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of March 31, 2013, Frontier has received the entire $71.9 million of the CAF Phase I support funds and has initially recorded as increases to Cash and Other liabilities in the balance sheet.  The FCC is currently considering the rules for distribution of incremental CAF funding in 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Order also makes changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, will transition over a number of years, with the first step being implemented in July 2012, to a near zero rate for terminating traffic by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect the implementation to have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. With the initial implementation commencing in July 2012, the impact during the second half of 2012 and the first quarter of 2013 was immaterial.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds.  Although the FCC has pre-empted state jurisdiction on most access charges, many states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(a)  Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents aggregating $875.9 million (excluding total restricted cash of $42.7 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the three months ended March 31, 2013, we used cash flow from operations and cash on hand to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We repurchased $208.8 million of the 2017 Notes in a privately negotiated transaction for $250.6 million that was settled with cash on hand on April 2, 2013.  This repurchase resulted in a loss on the early extinguishment of debt of approximately $41.1 million ($25.4 million or $0.03 per share after tax), which will be recognized in the second quarter of 2013.

On April 10, 2013, the Company completed a registered debt offering of $750.0 million aggregate principal amount of 7.625% senior unsecured notes due 2024, issued at a price of 100% of their principal amount.  We received net proceeds of $736.9 million from the offering after deducting underwriting fees.  The Company used the net proceeds from the sale of the notes, together with cash on hand, to finance the cash tender offers discussed below.

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million, respectively.  On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million, respectively.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of approximately $102.7 million ($63.6 million or $0.06 per share after tax), which will be recognized in the second quarter of 2013.  As of April 30, 2013, approximately $105.0 million aggregate principal amount of the March 2015 Notes, $96.9 million aggregate principal amount of the April 2015 Notes and $606.9 million aggregate principal amount of the 2017 Notes remained outstanding.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of March 31, 2013, we had not made any borrowings under this facility.  At March 31, 2013, the ratio of our net debt to adjusted operating cash flow (leverage ratio) was 3.22 times.

At March 31, 2013, we had a working capital surplus of $632.2 million.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies through 2013. However, a number of factors, including but not limited to, losses of voice customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of March 31, 2013, we had $43.4 million of debt maturing during the last nine months of 2013 and $257.9 million and $732.7 million of debt maturing in 2014 and 2015, respectively. As of April 30, 2013, and after reflecting the debt refinancing activities discussed above, we had $43.4 million of debt maturing during the last eight months of 2013 and $257.9 million and $259.9 million of debt maturing in 2014 and 2015, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

As of March 31, 2013 and December 31, 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

	March 31, 2013			December 31, 2012
	Frontier	Acquired	Total	Total
(In excess of)	Legacy	Territories	Company	Company

1 Mbps	93%	87%	88%	88%
3 Mbps	80%	84%	83%	83%
4 Mbps	76%	80%	79%	77%
6 Mbps	66%	78%	74%	74%
12 Mbps	51%	55%	54%	51%
20 Mbps	43%	42%	42%	40%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $23.9 million and an associated liability of $0.2 million as of March 31, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2013, $145.0 million had been released from escrow.  As of March 31, 2013, the Company had a restricted cash balance in these escrow accounts of $42.7 million and the letter of credit had been reduced to $20 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $23.2 million, or 6%, for the three months ended March 31, 2013, as compared with the prior year period.  The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We paid $0.9 million in net cash taxes during the first three months of 2013.  We expect that in 2013 our cash taxes for the full year will be approximately $125 million to $150 million.

Cash Flows used by Investing Activities

Capital Expenditures
For the three months ended March 31, 2013 and 2012, our capital expenditures were $189.0 million and $224.3 million (including $15.7 million of integration-related capital expenditures), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to decrease in 2013 to approximately $625 million to $675 million due to the planned completion of geographic broadband expansion requirements established in connection with regulatory approval of the Transaction.

Cash Flows used by Financing Activities

Debt Reduction
During the first three months of 2013 and 2012, we retired an aggregate principal amount of $517.1 million and $14.5 million, respectively, of debt consisting of $517.0 million and $14.4 million, respectively, of senior unsecured debt and $0.1 million, respectively, of rural utilities service loan contracts in each period.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Bank Financing
The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan with a final maturity of October 14, 2016 (the Credit Agreement).  The entire loan was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The maximum permitted leverage ratio is 4.5 times.

Credit Facility
We also have a $750.0 million revolving credit facility. As of March 31, 2013, we had not made any borrowings under this facility.  On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the New Credit Facility) and the existing facility was terminated.  The terms of the New Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the New Revolving Credit Agreement). Associated facility fees under the New Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement). The New Credit Facility is scheduled to terminate on November 3, 2016. During the term of the New Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin specified in the New Revolving Credit Agreement based on the Company’s debt rating. Letters of credit issued under the New Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The New Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Letter of Credit Facility
We also have a $20.0 million unsecured letter of credit facility, as amended. The terms of the letter of credit facility are set forth in a Credit Agreement, dated as of September 8, 2010, among the Company, the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit, one for $20 million that expired in March 2013, and the other for $20 million expiring in September 2013, were issued in September 2012.  The Company is required to pay an annual facility fee on the available commitment, regardless of usage. The covenants binding on the Company under the terms of the amended Letter of Credit Agreement are substantially similar to those in the Company’s other credit facilities, including limitations on liens, substantial asset sales and mergers, subject to customary exceptions and thresholds.

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

As of March 31, 2013, we were in compliance with all of our debt and credit facility covenants.

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

Future Commitments
In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.  Our total commitments under the arrangement are $132.0 million, $141.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of March 31, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of March 31, 2013, the Company has accepted delivery of 3,047 new vehicles and expects to accept delivery of 632 additional new vehicles by June 30, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is 1 year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles is expected to be approximately $30.0 million on an annualized basis.

Critical Accounting Policies and Estimates
We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.  The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates and judgments are used when accounting for revenue recognition (allowance for doubtful accounts), impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes, contingencies and purchase price allocations, among others.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company during the first three months of 2013, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

Presentation of Comprehensive Income
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (ASC Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in the components of net income in circumstances when U.S. GAAP requires the item to be reclassified in its entirety to net income. This new guidance is to be applied prospectively. The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Indefinite-Lived Intangible Assets
In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), “Intangibles–Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment,” (ASC Topic 350). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This amendment also gives an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity can determine that it is not more likely than not that the asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 during the fourth quarter of 2012 with no material impact on our financial position, results of operations or cash flows.

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

Revenue for the three months ended March 31, 2013 decreased $62.7 million, or 5%, to $1,205.4 million as compared with the three months ended March 31, 2012.  The decline during the first three months of 2013 is primarily the result of decreases in voice revenues, and lower switched and nonswitched access revenue, partially offset by an $18.3 million, or 9%, increase in data services revenue, each as described in more detail below.

Switched access and subsidy revenue of $142.3 million represented 12% of our revenues for the three months ended March 31, 2013. Switched access revenue was $62.3 million for the three months ended March 31, 2013, or 5% of our revenues, down from $76.9 million, or 6% of our revenues, for the three months ended March 31, 2012.   Subsidy revenue was $80.0 million for the three months ended March 31, 2013, or 7% of our revenues, down slightly from $80.2 million, or 6% of our revenues, for the three months ended March 31, 2012.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2013.

During the quarter ended March 31, 2013, we lost 32,900 customers, as compared to a loss of 72,600 customers during the quarter ended March 31, 2012. We believe the improved customer retention in 2013 as compared to 2012 is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and packages.  We lost 27,800 residential customers and 5,100 business customers during the quarter ended March 31, 2013, or 6% on an annual basis, as compared to 64,800 residential customers and 7,800 business customers lost during the quarter ended March 31, 2012, or 9% on an annual basis. Average monthly residential revenue per customer increased $0.99 to $58.82 during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. This increase is due to the additional monthly subscriber line charges to our residential customers that were implemented in the third quarter of 2012, as permitted by the Order, increased penetration of products and rationalized product pricing. Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which could adversely affect our revenue, profitability and cash flows.

During the three months ended March 31, 2013, the Company added approximately 28,200 net broadband subscribers.  During the first quarter of 2012, the Company added approximately 11,700 net broadband subscribers.  The Company plans to expand broadband availability and speed over the next several years.  We expect to continue to increase broadband subscribers during the remainder of 2013.

Management believes that customer counts and revenue per customer are the most important factors in evaluating our business trends.  Among the key services we provide to residential customers are voice service, data service, video service, and, in some markets, wireless service.  We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers' communications needs, as well as increasing revenue per customer.  For commercial customers we provide voice and data services, as well as a broad range of value-added services.

For the above reasons, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue and churn.  It also categorizes revenue into customer revenue (business and residential) and regulatory revenue (switched access and subsidy revenue).  Despite the 7% decline in business customers and the 6% decline in residential customers since March 31, 2012, customer revenue (all revenue except switched access and subsidy revenue) declined in the first three months of 2013 by 4% as compared to the prior year period.   The decline in customers was partially offset by increased penetration of additional products sold to both business and residential customers, which has increased our average monthly revenue per customer.  A substantial further loss of customers, combined with increased competition and the other factors discussed herein, may cause our revenue, profitability and cash flows to decrease during the remainder of 2013 and beyond.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of	As of	% Increase	As of	% Increase
	March 31, 2013	December 31, 2012	(Decrease)	March 31, 2012	(Decrease)
Customers	3,140,281	3,173,169	(1%)	3,341,060	(6%)

Broadband subscribers	1,782,599	1,754,422	2%	1,742,714	2%

Video subscribers
DISH and FiOS	364,961	346,627	5%	309,026	18%
DirecTV (1)	-	-	-	214,597	(100%)
Total video subscribers	364,961	346,627	5%	523,623	(30%)

	For the three months ended March 31,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenue (in 000's):
Business	$ 548,340	$569,088	$ (20,748)	(4%)
Residential	514,798	541,897	(27,099)	(5%)
Customer revenue	$ 1,063,138	$1,110,985	(47,847)	(4%)

Switched access and subsidy	142,258	157,069	(14,811)	(9%)
Total revenue	$ 1,205,396	$1,268,054	$ (62,658)	(5%)

Switched access minutes of use
(in millions)	4,290	4,517		(5%)

	As of or for the three months ended March 31,		% Increase
	2013	2012	(Decrease)
Business Customer Metrics:
Customers	281,052	302,142	(7%)
Revenue (in 000's)	$ 548,340	$569,088	(4%)
Average monthly business
revenue per customer	$ 644.55	$619.88	4%

Residential Customer Metrics:
Customers	2,859,229	3,038,918	(6%)
Revenue (in 000's)	$ 514,798	$541,897	(5%)
Average monthly residential
revenue per customer (2)	$ 58.82	$57.83	2%
Customer monthly churn	1.64%	1.58%	4%

(1) Decline in video subscribers is due to the loss of 203,100 DirecTV subscribers in the third quarter of 2012, as Frontier no longer provides DirecTV as part of its bundled packages.

(2) Calculation excludes the Mohave Cellular Limited Partnership.

Note:  Prior period revenue and certain operating statistics have been revised from the previously disclosed amounts to reflect the immaterial reclassification of certain revenues and the related impact on average monthly revenue per customer amounts.  Broadband subscriber counts have also been revised to reflect a one-time opening balance adjustment of 33,139 subscribers.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Local and long distance services	$525,944	$ 576,242	$ (50,298)	(9%)
Data and internet services	454,836	443,883	10,953	2%
Other	82,358	90,860	(8,502)	(9%)
Customer revenue	1,063,138	1,110,985	(47,847)	(4%)
Switched access and subsidy	142,258	157,069	(14,811)	(9%)
Total revenue	$1,205,396	$ 1,268,054	$ (62,658)	(5%)

Local and Long Distance Services
Local and long distance services revenue for the three months ended March 31, 2013 decreased $50.3 million, or 9%, to $525.9 million, as compared with the three months ended March 31, 2012 primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages and long distance.  Local and enhanced services revenue for the three months ended March 31, 2013 decreased $35.0 million, or 7%, to $432.7 million, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages.   Long distance services revenue for the three months ended March 31, 2013 decreased $15.3 million, or 14%, to $93.2 million,  primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services
Data and Internet services revenue for the three months ended March 31, 2013 increased $11.0 million, or 2%, to $454.8 million, as compared with the three months ended March 31, 2012.  Data services revenue increased $18.3 million, or 9%, to $221.4 million for the three months ended March 31, 2013, as compared with the same period of 2012, primarily due to increased billing for broadband and Frontier Secure products.   As of March 31, 2013, the number of the Company’s broadband subscribers increased by approximately 39,900, or 2%, since March 31, 2012.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume commercial customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue decreased $7.3 million, or 3%, to $233.4 million for the three months ended March 31, 2013, as compared with the comparable period of 2012, due to lower monthly recurring charges and the reduction in settlements of disputes with carriers.

Other
Other revenue for the three months ended March 31, 2013 decreased $8.5 million, or 9%, to $82.4 million, as compared with the three months ended March 31, 2012, primarily due to the reduction in customers for FiOS video service, lower directory services revenue, decreased sales of customer premise equipment and lower wireless revenue, partially offset by an increase in revenues earned from our DISH Network partnership.

Switched Access and Subsidy
Switched access and subsidy revenue for the three months ended March 31, 2013 decreased $14.8 million, or 9%, to $142.3 million, as compared with the three months ended March 31, 2012. Switched access revenue decreased $14.6 million, or 19%, to $62.3 million, for the first quarter of 2013, as compared with the same period of 2012, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the first phase of the FCC’s intercarrier compensation reform.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue decreased $0.2 million to $80.0 million for the three months ended March 31, 2013, as compared with the same period of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $41.8 million, $8.4 million and $29.8 million, respectively, and $80.0 million in total, or 7% of our revenues, for the three months ended March 31, 2013.  The federal and state subsidy revenue for the three months ended March 31, 2013 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $80.2 million, or 6% of our revenues, for the three months ended March 31, 2012.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount.

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

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. With the initial implementation commencing in July 2012, the impact during the second half of 2012 and the first quarter of 2013 was immaterial.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds.  Although the FCC has pre-empted state jurisdiction on most access charges, many states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Network access	$ 109,398	$ 115,569	$ (6,171)	(5%)

Network access expenses for the three months ended March 31, 2013 decreased $6.2 million, or 5%, to $109.4 million,  as compared with the three months ended March 31, 2012, primarily due to reduced data network and backbone costs, reflecting cost efficiencies in moving traffic onto the Frontier legacy backbone, and decreased long distance carriage costs in 2013, including a reduction in costs for our originating traffic associated with the implementation of the Order effective with the second half of 2012 and reduced content costs related to fewer customers for FiOS video service.  Network access expenses also included promotional gift costs of $6.9 million and $0.2 million in the three months ended March 31, 2013 and 2012, respectively, for various broadband and video subscriber promotions.  Excluding the impact of promotion costs, network access expenses for the three months ended March 31, 2013 decreased $12.9 million, or 11%, as compared with the same period of the prior year.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Wage and benefit expenses	$ 291,574	$ 292,595	$ (1,021)	-
All other operating expenses	249,925	258,988	(9,063)	(3%)
	$ 541,499	$ 551,583	$ (10,084)	(2%)

Wage and benefit expenses
Wage and benefit expenses for the three months ended March 31, 2013 decreased $1.0 million to $291.6 million, (including $2.4 million and $6.5 million of severance costs for the three month periods in 2013 and 2012, related to 67 and 219 employees, respectively), as compared to the three months ended March 31, 2012, primarily due to lower costs for compensation resulting from lower average employee headcount offset by higher costs for certain other benefits, including pension and OPEB expense, as discussed below.

Since closing the Transaction, the Company has been reducing its reliance on outside contractors and vendors by bringing work in-house to employees.  With the systems and network conversions completed, the Company is focusing on simplifying its processes to reduce wage and non-wage costs.  In the fourth quarter of 2012, the Company recorded severance costs of $17.2 million related to the termination of 537 employees in connection with the workforce reduction.  We expect employee headcount to decline further during the remainder of 2013.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs for the three months ended March 31, 2013 and 2012 were approximately $20.6 million and $16.0 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $25.5 million and $20.2 million, less amounts capitalized into the cost of capital expenditures of $4.9 million and $4.2 million for the three months ended March 31, 2013 and 2012, respectively.

Based on current assumptions and plan asset values, we estimate that our 2013 pension and other postretirement benefit expenses (which were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures) will be approximately $100 million to $110 million before amounts capitalized into the cost of capital expenditures.

All other operating expenses
All other operating expenses for the three months ended March 31, 2013 decreased $9.1 million, or 3%, to $249.9 million, as compared with the three months ended March 31, 2012, primarily due to the elimination of redundant information technology costs associated with the completion of the systems conversions, and lower outside service costs, as described above.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Depreciation expense	$216,654	$210,346	$6,308	3%
Amortization expense	87,021	146,954	(59,933)	(41%)
	$303,675	$357,300	$(53,625)	(15%)

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Depreciation and amortization expense for the three months ended March 31, 2013 decreased $53.6 million, or 15%, to $303.7 million, as compared to the three months ended March 31, 2012.  Amortization expense decreased $59.9 million primarily due to lower amortization expense associated with the accelerated write-off during the first quarter of 2012 of certain software licenses no longer required for operations as a result of the completed systems conversions, certain Frontier legacy properties that were fully amortized in 2012 and the amortization related to the customer base that is amortized on an accelerated method.   Depreciation expense increased $6.3 million primarily due to changes in the remaining useful lives of certain assets.

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

Amortization expense for the three months ended March 31, 2013 and 2012 included $87.0 million and $136.5 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $330 million for 2013.

INTEGRATION COSTS

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Integration costs	$ -	$ 35,144	$ (35,144)	(100%)

Integration costs included expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  In the first quarter of 2012, the Company successfully converted the operating systems in the remaining nine states of the Acquired Business to our legacy systems after converting four states of the Acquired Business during the fourth quarter of 2011.  Therefore, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions have been completed, the Company continued throughout 2012 to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $35.1 million of operating expenses and $15.7 million in capital expenditures related to integration activities during the first three months of 2012.  All integration activities were completed as of the end of 2012.

INVESTMENT INCOME / OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Investment income	$3,062	$2,103	$959	46%
Other income, net	$1,592	$3,485	$(1,893)	(54%)
Interest expense	$171,420	$164,862	$6,558	4%
Income tax expense	$33,275	$18,694	$14,581	78%

Investment Income
Investment income for the three months ended March 31, 2013 increased $1.0 million to $3.1 million, as compared with the three months ended March 31, 2012, primarily due to $1.3 million in investment gains associated with cash received during the first quarter of 2013 in connection with our previously written-off investment in Adelphia.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our average cash balances were $1,101.2 million and $346.0 million for the three months ended March 31, 2013 and 2012, respectively.  Our average total restricted cash balance was $42.7 million and $142.0 million for the three months ended March 31, 2013 and 2012, respectively.

Other Income, Net
Other income, net for the three months ended March 31, 2013 decreased $1.9 million to $1.6 million, as compared with the three months ended March 31, 2012, primarily due to a decrease of $1.5 million in the settlement of customer advances as compared with the first quarter of the prior year.

Interest expense
Interest expense for the three months ended March 31, 2013 increased $6.6 million, or 4%, to $171.4 million, as compared with the three months ended March 31, 2012, primarily due to higher average debt levels and lower capitalized interest in 2013.  Our average debt outstanding was $8,684.0 million and $8,342.3 million for the three months ended March 31, 2013 and 2012, respectively.  Our composite average borrowing rate as of March 31, 2013 and 2012 was 7.94% and 7.92%, respectively.

Income tax expense
Income tax expense for the three months ended March 31, 2013 increased $14.6 million to $33.3 million, as compared with the three months ended March 31, 2012.  The variance is primarily due to higher pretax income in 2013.   The effective tax rate for the first three months of 2013 and 2012 was 39.6% and 38.0%, respectively.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $5.2 million as of March 31, 2013.

We paid $0.9 million in net cash taxes and received $0.4 million in cash tax refunds, net during the three months ended March 31, 2013, and 2012, respectively.  Absent any legislative changes in 2013, we expect that our cash tax payments will be approximately $125 million to $150 million for the full year of 2013.  Our 2013 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.

Net income attributable to common shareholders of Frontier
Net income attributable to common shareholders of Frontier for the first quarter of 2013 was $48.1 million, or $0.05 per share, as compared to $26.8 million, or $0.03 per share, in the first quarter of 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices.  We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes.  As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements other than in the normal course of business.  Our primary market risk exposures are interest rate risk and equity price risk as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of March 31, 2013 was 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2013.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $503.1 million of our outstanding borrowings at March 31, 2013 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBOR, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at March 31, 2013, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Sensitivity analysis of interest rate exposure
At March 31, 2013, the fair value of our long-term debt was estimated to be approximately $8.9 billion, based on our overall weighted average borrowing rate of 7.94% and our overall weighted average maturity of approximately 9 years.   As of March 31, 2013, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2012.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2013 is limited to our pension plan assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,224.3 million at March 31, 2013, a decrease of $29.3 million, or 2%.  This decrease is a result of benefit payments of $89.1 million, offset by positive investment returns and cash contributions for a combined total of $59.8 million during the first three months of 2013.  We made total cash contributions to our pension plan during the first three months of 2013 of $12.1 million.  We expect that we will make contributions to our pension plan of approximately $60 million in 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2013, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at March 31, 2013.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes were made to our internal controls over financial reporting during 2012.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.Legal Proceedings

See Note 17 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A.  Risk Factors

There have been no changes to the Risk Factors described in Part 1 “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2013.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2013 to January 31, 2013
Employee Transactions (1)	4,264	$4.28

February 1, 2013 to February 28, 2013
Employee Transactions (1)	693,442	$4.18

March 1, 2013 to March 31, 2013
Employee Transactions (1)	4,002	$4.18

Totals January 1, 2013 to March 31, 2013
Employee Transactions (1)	701,708	$4.18

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.  Exhibits

(a)	Exhibits:

	10.1	Credit Agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: May 7, 2013