Form 10-Q
period 2013-06-30
FRONTIER COMMUNICATIONS CORP
filed 2013-08-08
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes             No X

The number of shares outstanding of the registrant’s Common Stock as of July 26, 2013 was 999,723,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	3

Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012	3

Consolidated Statements of Equity for the six months ended June 30, 2012, the six months ended December 31, 2012 and the six months ended June 30, 2013	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosure	42

Item 6. Exhibits	43

Signature	44

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$548,630	$1,326,532
Accounts receivable, less allowances of $85,494 and $93,267, respectively	486,495	533,704
Restricted cash	9,260	15,408
Prepaid expenses	69,954	66,972
Income taxes and other current assets	162,602	144,587
Total current assets	1,276,941	2,087,203

Restricted cash	11,611	27,252
Property, plant and equipment, net	7,361,756	7,504,896
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,368,935	1,542,739
Other assets	243,104	233,822
Total assets	$16,600,066	$17,733,631

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$257,905	$560,550
Accounts payable	271,942	338,148
Advanced billings	140,005	146,317
Accrued other taxes	65,337	66,342
Accrued interest	188,548	209,327
Other current liabilities	224,423	232,836
Total current liabilities	1,148,160	1,553,520

Deferred income taxes	2,317,113	2,357,210
Pension and other postretirement benefits	1,045,978	1,055,058
Other liabilities	252,888	266,625
Long-term debt	7,900,922	8,381,947

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
1,000,523,000 and 998,410,000 outstanding, respectively, and
1,027,986,000 issued, at June 30, 2013 and December 31, 2012)	256,997	256,997
Additional paid-in capital	4,408,652	4,639,563
Retained earnings	72,885	63,205
Accumulated other comprehensive loss, net of tax	(470,084)	(483,576)
Treasury stock	(333,445)	(368,593)
Total shareholders' equity of Frontier	3,935,005	4,107,596
Noncontrolling interest in a partnership	-	11,675
Total equity	3,935,005	4,119,271
Total liabilities and equity	$16,600,066	$17,733,631

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
($ in thousands, except for per-share amounts)
(Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$1,190,533	$1,258,777	$2,395,929	$2,526,831

Operating expenses:
Network access expenses	107,114	115,433	216,512	231,002
Other operating expenses	534,015	539,911	1,075,514	1,091,494
Depreciation and amortization	297,849	307,047	601,524	664,347
Integration costs	-	28,602	-	63,746
Total operating expenses	938,978	990,993	1,893,550	2,050,589

Gain on sale of Mohave partnership interest	14,601	-	14,601	-

Operating income	266,156	267,784	516,980	476,242

Investment income	231	9,991	3,293	12,094
Losses on early extinguishment of debt	(159,780)	(70,818)	(159,780)	(70,818)
Other income (loss), net	2,725	(1,187)	4,317	2,298
Interest expense	166,547	172,054	337,967	336,916

Income (loss) before income taxes	(57,215)	33,716	26,843	82,900
Income tax expense (benefit)	(18,755)	11,717	14,520	30,411

Net income (loss)	(38,460)	21,999	12,323	52,489
Less: Income attributable to the
noncontrolling interest in a partnership	-	4,010	2,643	7,732

Net income (loss) attributable to common
shareholders of Frontier	$(38,460)	$17,989	$9,680	$44,757

Basic and diluted net income (loss) per common
share attributable to common shareholders of Frontier	$(0.04)	$0.02	$0.01	$0.04

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
($ in thousands)
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(38,460)	$21,999	$12,323	$52,489
Other comprehensive income, net
of tax (see Note 15)	6,746	5,567	13,492	9,834
Comprehensive income (loss)	(31,714)	27,566	25,815	62,323

Less: Income attributable
to the noncontrolling interest
in a partnership	-	(4,010)	(2,643)	(7,732)

Comprehensive income (loss) attributable to
the common shareholders of Frontier	$(31,714)	$23,556	$23,172	$54,591

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012, THE SIX MONTHS ENDED DECEMBER 31, 2012 AND THE
SIX MONTHS ENDED JUNE 30, 2013
($ and shares in thousands)
(Unaudited)

	Shareholders' Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2012	1,027,986	$256,997	$4,773,383	$226,721	$(386,963)	(32,858)	$(415,001)	$13,997	$4,469,134
Stock plans	-	-	(40,990)	-	-	3,373	45,859	-	4,869
Dividends on common stock	-	-	-	(199,702)	-	-	-	-	(199,702)
Net income	-	-	-	44,757	-	-	-	7,732	52,489
Other comprehensive income, net
of tax	-	-	-	-	9,834	-	-	-	9,834
Distributions	-	-	-	-	-	-	-	(5,000)	(5,000)
Balance June 30, 2012	1,027,986	256,997	4,732,393	71,776	(377,129)	(29,485)	(369,142)	16,729	4,331,624
Stock plans	-	-	6,408	-	-	(91)	549	-	6,957
Dividends on common stock	-	-	(99,238)	(100,450)	-	-	-	-	(199,688)
Net income	-	-	-	91,879	-	-	-	8,946	100,825
Other comprehensive income, net
of tax	-	-	-	-	(106,447)	-	-	-	(106,447)
Distributions	-	-	-	-	-	-	-	(14,000)	(14,000)
Balance December 31, 2012	1,027,986	256,997	4,639,563	63,205	(483,576)	(29,576)	(368,593)	11,675	4,119,271
Stock plans	-	-	(31,045)	-	-	2,113	35,148	-	4,103
Dividends on common stock	-	-	(199,866)	-	-	-	-	-	(199,866)
Net income	-	-	-	9,680	-	-	-	2,643	12,323
Other comprehensive income, net
of tax	-	-	-	-	13,492	-	-	-	13,492
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance June 30, 2013	1,027,986	$256,997	$4,408,652	$72,885	$(470,084)	(27,463)	$(333,445)	$-	$3,935,005

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
($ in thousands)
(Unaudited)

	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$12,323	$52,489
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	601,524	664,347
Losses on early extinguishment of debt	159,780	70,818
Stock based compensation expense	8,927	7,775
Pension/OPEB costs	8,608	27,853
Gain on sale of assets	(14,601)	-
Other non-cash adjustments	5,568	8,386
Deferred income taxes	(19,148)	27,158
Change in accounts receivable	43,202	31,696
Change in accounts payable and other liabilities	(75,159)	(136,003)
Change in prepaid expenses, income taxes and other current assets	(50,317)	3,274
Net cash provided by operating activities	680,707	757,793

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(326,522)	(376,073)
Capital expenditures - Integration activities	-	(27,940)
Network expansion funded by Connect America Fund	(9,233)	-
Grant funds received for network expansion from Connect America Fund	5,998	-
Proceeds on sale of Mohave partnership interest	17,755	-
Cash transferred from escrow	21,790	39,089
Other assets purchased and distributions received, net	1,721	(12,085)
Net cash used by investing activities	(288,491)	(377,009)

Cash flows provided from (used by) financing activities:
Long-term debt borrowing	750,000	500,000
Financing costs paid	(19,360)	(10,288)
Long-term debt payments	(1,534,074)	(536,968)
Premium paid to retire debt	(159,429)	(52,078)
Dividends paid	(199,866)	(199,702)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(7,389)	2,172
Net cash used by financing activities	(1,170,118)	(296,864)

(Decrease)/Increase in cash and cash equivalents	(777,902)	83,920
Cash and cash equivalents at January 1,	1,326,532	326,094

Cash and cash equivalents at June 30,	$548,630	$410,014

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$348,459	$328,771
Income taxes (refunds)	$83,462	$(208)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies:
(a)	Basis of Presentation and Use of Estimates:
Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2013, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

Frontier had a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet were included in our consolidated financial statements through its date of disposal on April 1, 2013.  The minority interest of the limited partners was reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of operations as “Income attributable to the noncontrolling interest in a partnership.”  On April 1, 2013, the Company sold its partnership interest in Mohave.  The Company recognized a gain on sale of approximately $14.6 million before taxes in the second quarter of 2013.

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
Revenue is recognized when services are provided or when products are delivered to customers.  Revenue that is billed in advance includes: monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges.  The unearned portion of these fees is initially deferred as a component of other liabilities on our consolidated balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes: non-recurring network access services (including data services), switched access services, non-recurring voice and video services.  The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided.  Excise taxes are recognized as a liability when billed.  Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.  We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $28.1 million and $28.8 million, and $58.0 million and $58.5 million, for the three and six months ended June 30, 2013 and 2012, respectively.

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

The Company amortizes finite-lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

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

We accounted for our acquisition of 4.0 million access lines from Verizon (the Transaction) using the guidance included in Accounting Standards Codification (ASC) Topic 805. We incurred $28.6 million and $63.7 million of integration related costs in connection with the Transaction during the three and six months ended June 30, 2012, respectively.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.   All integration activities were completed as of the end of 2012.

(4)    Accounts Receivable:
The components of accounts receivable, net are as follows:

($ in thousands)	June 30, 2013	December 31, 2012

Retail and Wholesale	$536,713	$581,152
Other	35,276	45,819
Less: Allowance for doubtful accounts	(85,494)	(93,267)
Accounts receivable, net	$486,495	$533,704

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain an allowance for bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $16.1 million and $24.1 million, and $32.3 million and $40.7 million for the three and six months ended June 30, 2013 and 2012, respectively.

(5)   Property, Plant and Equipment:
Property, plant and equipment, net is as follows:

($ in thousands)	June 30, 2013	December 31, 2012

Property, plant and equipment	$14,579,736	$14,353,763
Less: Accumulated depreciation	(7,217,980)	(6,848,867)
Property, plant and equipment, net	$7,361,756	$7,504,896

Depreciation expense is principally based on the composite group method.  Depreciation expense was $210.8 million and $208.5 million, and $427.5 million and $418.9 million for the three and six months ended June 30, 2013 and 2012, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2012, with an immaterial impact to depreciation expense.

(6)    Goodwill and Other Intangibles:
The components of goodwill by the reporting units in effect as of June 30, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

The components of other intangibles are as follows:

($ in thousands)	June 30, 2013	December 31, 2012

Other Intangibles:
Customer base	$2,427,648	$2,427,648
Software licenses	105,019	105,019
Trade name and license	124,136	124,419
Other intangibles	2,656,803	2,657,086
Less: Accumulated amortization	(1,287,868)	(1,114,347)
Total other intangibles, net	$1,368,935	$1,542,739

Amortization expense was $87.0 million and $98.5 million, and $174.0 million and $245.5 million for the three and six months ended June 30, 2013 and 2012, respectively. Amortization expense primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $38.3 million for the six months ended June 30, 2012 for amortization associated with certain software licenses no longer required for operations as a result of the completed systems conversions and $10.9 million for the six months ended June 30, 2012 for amortization associated with certain Frontier legacy properties, each of which were fully amortized in 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    Fair Value of Financial Instruments:
The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2013 and December 31, 2012.  For the other financial instruments, representing cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2013		December 31, 2012
	Carrying		Carrying
($ in thousands)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$ 7,900,922	$ 8,189,282	$ 8,381,947	$ 9,091,416

(8)    Long-Term Debt:
The activity in our long-term debt from December 31, 2012 to June 30, 2013 is summarized as follows:

		Six months ended
		June 30, 2013			Interest
					Rate at
	December 31,	Payments	New	June 30,	June 30,
($ in thousands)	2012	and Retirements	Borrowings	2013	2013 *

Senior Unsecured Debt	$8,919,696	$(1,533,880)	$750,000	$8,135,816	7.96%

Industrial Development
Revenue Bonds	13,550	-	-	13,550	6.33%

Rural Utilities Service
Loan Contracts	9,322	(194)	-	9,128	6.15%

TOTAL LONG-TERM DEBT	$8,942,568	$(1,534,074)	$750,000	$8,158,494	7.95%

Less: Debt (Discount)/Premium	(71)			333
Less: Current Portion	(560,550)			(257,905)

	$8,381,947			$7,900,922

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at June 30, 2013 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	June 30, 2013		December 31, 2012
	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$-	-	$502,658	6.250%
5/1/2014	200,000	8.250%	200,000	8.250%
3/15/2015	105,026	6.625%	300,000	6.625%
4/15/2015	96,872	7.875%	374,803	7.875%
10/14/2016 *	488,750	3.075% (Variable)	517,500	3.095% (Variable)
4/15/2017	606,874	8.250%	1,040,685	8.250%
10/1/2018	582,739	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	7,885,816		8,669,696

Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%

Total	$8,135,816	7.77% **	$8,919,696	7.69% **

*      Represents borrowings under the Credit Agreement with CoBank.
**    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

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

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million. On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million. The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of approximately $104.9 million, ($64.9 million or $0.06 per share after tax), which was recognized in the second quarter of 2013.

Additionally, during the second quarter of 2013, the Company repurchased $208.8 million of the 2017 Notes in a privately negotiated transaction, along with $17.3 million of its 8.125% senior notes due 2018 and $78.5 million of its 8.500% senior notes due 2020 in open market repurchases.  These transactions resulted in a loss on the early extinguishment of debt of $54.9 million ($34.0 million or $0.04 per share after tax), which was recognized in the second quarter of 2013.

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

On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility. As of June 30, 2013, no borrowings had been made under the Revolving Credit Facility. The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the Revolving Credit Agreement).  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of June 30, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the Revolving Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s debt rating. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

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

As of June 30, 2013, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of June 30, 2013:

Principal
($ in thousands)	Payments

2013 (remaining six months)	$28,948
2014	$257,916
2015	$259,840
2016	$345,466
2017	$607,375
2018	$583,273

(9)   Income Taxes:
The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	9.2	3.1	(8.2)	2.8
Noncontrolling interest	(0.6)	(1.4)	-	(1.1)
Tax reserve adjustment	7.7	(2.1)	(15.4)	(0.2)
Changes in certain deferred tax balances	(10.6)	-	22.6	-
IRS audit adjustments	(9.0)	-	19.3	-
All other, net	1.1	0.2	0.8	0.2
Effective tax rate	32.8%	34.8%	54.1%	36.7%

Income taxes for the three and six months ended June 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $4.4 million benefit from the net reversal of reserves for uncertain tax positions.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of June 30, 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)  Net Income (Loss) Per Common Share:
The reconciliation of the net income (loss) per common share calculation is as follows:

	For the three months ended		For the six months ended
($ and shares in thousands, except per share amounts)	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) used for basic and diluted earnings
per common share:
Net income (loss) attributable to common shareholders of Frontier	$(38,460)	$17,989	$9,680	$44,757

Less: Dividends paid on unvested restricted stock awards	(755)	(735)	(1,276)	(1,472)
Total basic and diluted net income (loss) attributable to common
shareholders of Frontier	$(39,215)	$17,254	$8,404	$43,285

Basic earnings per common share:
Total weighted average shares and unvested restricted stock awards
outstanding - basic	999,234	998,462	998,770	996,989
Less: Weighted average unvested restricted stock awards	(6,623)	(7,279)	(6,606)	(7,120)
Total weighted average shares outstanding - basic	992,611	991,183	992,164	989,869

Net income (loss) per share attributable to common shareholders of Frontier	$(0.04)	$0.02	$0.01	$0.04

Diluted earnings per common share:
Total weighted average shares outstanding - basic	992,611	991,183	992,164	989,869
Effect of dilutive shares	603	-	449	10
Effect of dilutive stock units	-	-	-	704
Total weighted average shares outstanding - diluted	993,214	991,183	992,613	990,583

Net income (loss) per share attributable to common shareholders of Frontier	$(0.04)	$0.02	$0.01	$0.04

Stock Options
For the three and six months ended June 30, 2013, options to purchase 93,000 shares (at exercise prices ranging from $12.50 to $14.15) and for the three and six months ended June 30, 2012, 557,000 shares (at exercise prices ranging from $8.19 to $14.15), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units
At June 30, 2013 and 2012, we had 1,044,128 and 704,527 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 because their inclusion would have an antidilutive effect.

(11) Stock Plans:
At June 30, 2013, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At June 30, 2013, there were 22,540,761 shares authorized for grant and 17,761,287 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP) and the Directors’ Equity Plan.

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

On February 15, 2012, the Compensation Committee granted 930,020 performance shares under the LTIP for the 2012-2014 Measurement Period and set the operating cash flow performance goal for the first year in that Measurement Period and the TSR modifier for the three-year Measurement Period.  On February 27, 2013, the Compensation Committee approved 1,123,966 target performance shares under the LTIP for the 2013-2015 Measurement Period and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period.  The performance share awards approved in February 2013 were granted upon stockholder approval of the Company’s 2013 Equity Incentive Plan at the Annual Meeting of Stockholders held on May 8, 2013.  The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance.   An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest.  The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

The following summary presents information regarding LTIP target performance shares as of June 30, 2013 and changes during the six months then ended:

Number of
Shares
Balance at January 1, 2013	979,000
LTIP target performance shares granted	1,124,000
LTIP target performance shares forfeited	(277,000)
Balance at June 30, 2013	1,826,000

For the six months ended June 30, 2013 and 2012, the Company recognized an expense of $0.7 million and $0.2 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
The following summary presents information regarding unvested restricted stock as of  June 30, 2013 and changes during the six months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2013	7,049,000	$6.08	$30,169,000
Restricted stock granted	3,340,000	$4.10	$13,526,000
Restricted stock vested	(1,874,000)	$6.45	$7,591,000
Restricted stock forfeited	(802,000)	$5.44
Balance at June 30, 2013	7,713,000	$5.19	$31,236,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2013 was $26.8 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first six months of 2012 totaled 3,816,000.  The total fair value of shares granted and vested during the six months ended June 30, 2012 was approximately $14.6 million and $4.5 million, respectively.  The total fair value of unvested restricted stock at June 30, 2012 was $27.7 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2012 was $4.19 per share.

Stock Options
The following summary presents information regarding outstanding stock options as of June 30, 2013 and changes during the six months then ended with regard to options under the 2000 EIP and the 2009 EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2013	540,000	$10.99	0.9	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(447,000)	$10.54
Balance at June 30, 2013	93,000	$13.20	2.3	$-

Exercisable at June 30, 2013	93,000	$13.20	2.3	$-

There were no stock options granted during the first six months of 2012.  There was no intrinsic value for the stock options outstanding and exercisable at June 30, 2012.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)  Investment Income:
The components of investment income are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2013	2012	2013	2012

Interest and dividend income	$120	$213	$1,886	$2,836
Investment gain	111	9,780	1,407	9,780
Equity earnings (loss)	-	(2)	-	(522)
Total investment income	$231	$9,991	$3,293	$12,094

During the first half of 2013 and the second quarter of 2012, we recognized investment gains of $1.4 million and $9.8 million, respectively, associated with cash received in connection with our previously written-off investment in Adelphia.

(14)  Other Income (Loss), Net:
The components of other income (loss), net are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2013	2012	2013	2012

Gain on expiration/settlement of customer advances	$-	$-	$1,952	$3,463
Split dollar life insurance proceeds	2,263	-	2,263	-
All other, net	462	(1,187)	102	(1,165)
Total other income (loss), net	$2,725	$(1,187)	$4,317	$2,298

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15)  Comprehensive Income:
Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at June 30, 2013 and 2012, and changes for the six months then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2013	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)
Other comprehensive income before reclassifications	(230)	-	356	2	128
Amounts reclassified from accumulated other comprehensive loss	20,148	1,406	(8,190)	-	13,364
Net current-period other comprehensive income (loss)	19,918	1,406	(7,834)	2	13,492

Balance at June 30, 2013	$(677,956)	$(72,858)	$280,878	$(148)	$(470,084)

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2012	$(575,163)	$(41,811)	$230,161	$(150)	$(386,963)
Other comprehensive income before reclassifications	-	-	973	2	975
Amounts reclassified from accumulated other comprehensive loss	15,473	(1,184)	(5,430)	-	8,859
Net current-period other comprehensive income (loss)	15,473	(1,184)	(4,457)	2	9,834

Balance at June 30, 2012	$(559,690)	$(42,995)	$225,704	$(148)	$(377,129)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2013 and 2012 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)
Details about Accumulated Other Comprehensive Loss Components	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012	Affected Line Item in the Statement Where Net Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(2)	$50	$(4)	$100
Actuarial gains/(losses)	(10,072)	(7,787)	(20,144)	(15,573)
	(10,074)	(7,737)	(20,148)	(15,473)	Income before income taxes
Tax impact	3,828	2,940	7,656	5,880	Income tax (expense) benefit
	$(6,246)	$(4,797)	$(12,492)	$(9,593)	Net income
Amortization of Postretirement Cost Items (b)
Prior-service costs	$1,525	$2,503	$3,050	$5,006
Actuarial gains/(losses)	(2,228)	(1,911)	(4,456)	(3,822)
	(703)	592	(1,406)	1,184	Income before income taxes
Tax impact	267	(225)	534	(450)	Income tax (expense) benefit
	$(436)	$367	$(872)	$734	Net income

(a)	Amounts in parentheses indicate losses.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Retirement Plans:
The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$12,834	$10,492	$25,668	$ 20,984
Interest cost on projected benefit obligation	18,880	19,658	37,760	39,316
Expected return on plan assets	(24,590)	(24,089)	(49,180)	(48,177)
Amortization of prior service cost /(credit)	2	(50)	4	(100)
Amortization of unrecognized loss	10,072	7,787	20,144	15,573
Net periodic pension benefit cost	$17,198	$13,798	$34,396	$ 27,596

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$3,179	$2,555	$6,358	$ 5,110
Interest cost on projected benefit obligation	4,440	4,460	8,880	8,920
Expected return on plan assets	(43)	(55)	(86)	(110)
Amortization of prior service cost/(credit)	(1,525)	(2,503)	(3,050)	(5,006)
Amortization of unrecognized loss	2,228	1,911	4,456	3,822
Net periodic postretirement benefit cost	$8,279	$6,368	$16,558	$ 12,736

During the first six months of 2013 and 2012, we capitalized $10.0 million and $8.0 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2013 pension and OPEB expenses will be approximately $100 million to $110 million, excluding the impact of lump sum settlement accounting, as discussed below, and before amounts capitalized into the cost of capital expenditures (they were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures).   We made total cash contributions to our pension plan during the six months ended June 30, 2013 of $25.5 million.  We expect that we will make contributions to our pension plan of approximately $60 million in 2013.

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. Based upon lump sum payments through the end of the second quarter of 2013 and our projection of payments for the remainder of 2013, we expect to exceed this threshold and record settlement charges in the second half of 2013. This would reduce our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.

The Plan’s assets have decreased from $1,253.6 million at December 31, 2012 to $1,165.7 million at June 30, 2013, a decrease of $87.9 million, or 7%.  This decrease is a result of benefit payments of $142.9 million, primarily lump sum settlements, offset by positive investment returns of $29.5 million and cash contributions of $25.5 million during the first six months of 2013.

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

In connection with the Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of June 30, 2013, we had expanded broadband availability in excess of 3 Mbps to 84% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 82% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $9.3 million as of June 30, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2013, $166.8 million had been released from the escrow accounts and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $20.9 million, including interest earned.  In addition, as of June 30, 2013, the letter of credit had been reduced to $20 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.   Our total commitments under the arrangement are $132.0 million, $141.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of June 30, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of June 30, 2013, the Company has accepted delivery of 3,500 new vehicles and expects to accept delivery of  213 additional new vehicles by September 30, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is one year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles, once delivered, is expected to be approximately $30.0 million on an annualized basis.

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

•	The effects of any unfavorable outcome with respect to any current or future legal, governmental or regulatory proceedings, audits or disputes;

•	The effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	Our ability to adjust successfully to changes in the communications industry and to implement strategies for growth;

•	Continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	Our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to customers;

•	The effects of changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulations;

•	Our ability to effectively manage our operations, operating expenses and capital expenditures, and to repay, reduce or refinance our debt;

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

•	The effects of increased medical, pension and postemployment expenses, such as retiree medical and severance costs, and related funding requirements;

•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	Our ability to successfully renegotiate union contracts in 2013 and thereafter;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2014 and beyond;

•	The effects of economic downturns, including customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

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

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the U.S.  The Company operates in 27 states, and is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.1 million customers, 1.8 million broadband connections and 14,100 employees as of June 30, 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Developments
On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept all of the funds for which it was eligible, amounting to $71.9 million. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  As of June 30, 2013, Frontier has received the entire $71.9 million of the CAF Phase I support funds and has initially recorded as increases to Cash and Other liabilities in the balance sheet.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  Frontier is eligible to receive at least $71.9 million as part of this program.  Frontier is currently evaluating its level of participation in this round of funding.

The Order also makes changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step being implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. With the initial implementation commencing in July 2012, the impact during the second half of 2012 and the first half of 2013 was immaterial.

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

(a)  Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents aggregating $548.6 million (excluding total restricted cash of $20.9 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the six months ended June 30, 2013, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of June 30, 2013, we had not made any borrowings under this facility.

At June 30, 2013, we had a working capital surplus of $128.8 million.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies through 2013. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment are expected to reduce our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of June 30, 2013, we had $28.9 million of debt maturing during the last six months of 2013 and $257.9 million and $259.8 million of debt maturing in 2014 and 2015, respectively.

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

As of June 30, 2013 and December 31, 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

	June 30, 2013			December 31, 2012
	Frontier	Acquired	Total	Total
(In excess of)	Legacy	Territories	Company	Company

1 Mbps	94%	87%	89%	88%
3 Mbps	80%	84%	83%	83%
4 Mbps	76%	82%	79%	77%
6 Mbps	66%	78%	75%	74%
12 Mbps	52%	56%	55%	51%
20 Mbps	44%	43%	43%	40%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $9.3 million as of June 30, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of June 30, 2013, $166.8 million had been released from the escrow accounts.  As of June 30, 2013, the Company had a restricted cash balance in these escrow accounts of $20.9 million and the letter of credit had been reduced to $20 million.  The aggregate amount of these escrow accounts and the letter of credit will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $77.1 million, or 10%, for the six months ended June 30, 2013, as compared with the prior year period.  The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We paid $83.5 million in net cash taxes during the first six months of 2013.  We expect that in 2013 our cash taxes for the full year will be approximately $125 million to $150 million.

Cash Flows used by Investing Activities

Capital Expenditures
For the six months ended June 30, 2013 and 2012, our capital expenditures were $326.5 million and $404.0 million (including $27.9 million of integration-related capital expenditures for the six months ended June 30, 2012), respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to decrease in 2013 to approximately $625 million to $675 million, as compared to $748.4 million in 2012, primarily due to the planned completion of geographic broadband expansion requirements established in connection with regulatory approval of the Transaction.

Cash Flows used by Financing Activities

Debt Issuance and Reduction
During the first six months of 2013 and 2012, we retired an aggregate principal amount of $1,534.1 million and $537.0 million, respectively, of debt consisting of $1,533.9 million and $536.3 million, respectively, of senior unsecured debt and $0.2 million and $0.7 million, respectively, of rural utilities service loan contracts in each period.

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

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million.  On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of approximately $104.9 million ($64.9 million or $0.06 per share after tax), which was recognized in the second quarter of 2013.

Additionally, during the second quarter of 2013, the Company repurchased $208.8 million of the 2017 Notes in a privately negotiated transaction, along with $17.3 million of its 8.125% senior notes due 2018 and $78.5 million of its 8.500% senior notes due 2020 in open market repurchases.  These transactions resulted in a loss on the early extinguishment of debt of $54.9 million ($34.0 million or $0.04 per share after tax), which was recognized in the second quarter of 2013.

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

Credit Facility
On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility.  As of June 30, 2013, no borrowings had been made under the Revolving Credit Facility.  The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the Revolving Credit Agreement). Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of June 30, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin specified in the Revolving Credit Agreement based on the Company’s debt rating. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

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

As of June 30, 2013, we were in compliance with all of our debt and credit facility covenants.

Dividends
We currently intend to pay regular quarterly dividends.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments
In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.  Our total commitments under the arrangement are $132.0 million, $141.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of June 30, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

The Company has entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  As of June 30, 2013, the Company has accepted delivery of 3,500 new vehicles and expects to accept delivery of 213 additional new vehicles by September 30, 2013.  The new vehicles expected to be leased under this program will represent approximately 50% of our vehicle fleet.   The minimum lease commitment for each vehicle is one year and the leases are renewable at the Company’s option.  The total annual lease expense for all of the new vehicles, once delivered, is expected to be approximately $30.0 million on an annualized basis.

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

New Accounting Pronouncements
There were no new accounting standards issued and adopted by the Company during the first six months of 2013, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

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

Internal Control - Integrated Framework
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014, after which time COSO will consider the original Framework to be superseded by the 2013 Framework. COSO’s original Framework published in 1992 is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We expect the adoption of the 2013 Framework will not have a significant impact on the Company.

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

Revenue for the three months ended June 30, 2013 decreased $68.2 million, or 5%, to $1,190.5 million as compared with the three months ended June 30, 2012.  Revenue for the six months ended June 30, 2013 decreased $130.9 million, or 5%, to $2,395.9 million as compared with the six months ended June 30, 2012.  The declines during both the second quarter and the first six months of 2013 are primarily the result of decreases in voice revenues, and lower switched and nonswitched access revenue, partially offset by $19.1 million, or 9%, and $37.3 million, or 9%, respectively, increases in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $9.8 million and $11.1 million for the three months and six months ended June 30, 2013, respectively, due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $280.9 million represented 12% of our revenues for the six months ended June 30, 2013. Switched access revenue was $124.1 million for the six months ended June 30, 2013, or 5% of our revenues, down from $155.1 million, or 6% of our revenues, for the six months ended June 30, 2012.   Subsidy revenue was $156.8 million for the six months ended June 30, 2013, or 7% of our revenues, down slightly from $157.6 million, or 6% of our revenues, for the six months ended June 30, 2012.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2013.

During the quarter ended June 30, 2013, we lost 19,300 customers, as compared to a loss of 65,700 customers during the quarter ended June 30, 2012. We believe the improved customer retention in 2013 as compared to 2012 is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and packages.  We lost 16,400 residential customers and 2,900 business customers during the quarter ended June 30, 2013, or 5% on an annual basis, as compared to 60,000 residential customers and 5,700 business customers lost during the quarter ended June 30, 2012, or 8.5% on an annual basis. Average monthly residential revenue per customer increased $1.03 to $59.10 during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012. This increase is due to the additional monthly subscriber line charges to our residential customers that were implemented in the third quarter of 2012, as permitted by the Order, increased penetration of products and rationalized product pricing. The average monthly residential revenue per customer for the quarter ended June 30, 2013 of $59.10 represented a $0.28 increase, or 0.5%, as compared to $58.82 for the quarter ended March 31, 2013. Our residential customer churn was 1.64% for the quarter ended June 30, 2013, stable with the quarter ended March 31, 2013 and the quarter ended June 30, 2012.

During the six months ended June 30, 2013, the Company added approximately 57,700 net broadband subscribers.  During the first half of 2012, the Company added approximately 17,100 net broadband subscribers.  The Company’s broadband customer base grew by approximately 29,500 during the second quarter of 2013, as compared to 5,400 during the second quarter of 2012.  The Company plans to continue to expand broadband availability and speed over the next several years.  We expect to continue to increase broadband subscribers during the remainder of 2013.

Management believes that customer counts and revenue per customer are the most important factors in evaluating our business trends.  Among the key services we provide to residential customers are voice service, data service, video service, and, in some markets, wireless service.  We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs, as well as increasing revenue per customer.  For business customers we provide voice and data services, as well as a broad range of value-added services.

For the above reasons, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue and churn.  It also categorizes revenue into customer revenue (business and residential) and regulatory revenue (switched access and subsidy revenue).  Despite the 6% decline in business customers and the 5% decline in residential customers since June 30, 2012, customer revenue (all revenue except switched access and subsidy revenue) declined in the first six months of 2013 by 4% as compared to the prior year period.   The decline in customers was partially offset by increased penetration of additional products sold to both business and residential customers, which has increased our average monthly revenue per customer.  Economic conditions, a substantial further loss of customers, and increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which could adversely affect our revenue, profitability and cash flows.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA
	As of June 30, 2013	As of December 31, 2012	% Increase (Decrease)	As of June 30, 2012	% Increase (Decrease)
Customers	3,121,014	3,173,169	(2%)	3,275,354	(5%)

Broadband subscribers	1,812,110	1,754,422	3%	1,748,156	4%

Video subscribers
DISH and FiOS	380,180	346,627	10%	317,494	20%
DirecTV (1)	-	-	-	203,123	(100%)
Total video subscribers	380,180	346,627	10%	520,617	(27%)

	For the three months ended June 30,		$ Increase	% Increase	For the six months ended June 30,		$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)	2013	2012	(Decrease)	(Decrease)
Revenue (in 000's):
Business	$ 546,367	$569,086	$ (22,719)	(4%)	$1,094,707	$ 1,138,174	$ (43,467)	(4%)
Residential	505,483	534,033	(28,550)	(5%)	1,020,281	1,075,930	(55,649)	(5%)
Customer revenue	1,051,850	1,103,119	(51,269)	(5%)	2,114,988	2,214,104	(99,116)	(4%)

Switched access and subsidy	138,683	155,658	(16,975)	(11%)	280,941	312,727	(31,786)	(10%)
Total revenue	$ 1,190,533	$1,258,777	$ (68,244)	(5%)	$2,395,929	$ 2,526,831	$ (130,902)	(5%)

Switched access minutes of use	4,109	4,771		(14%)	8,399	9,288		(10%)
(in millions)

	As of or for the three months ended June 30,		% Increase		As of or for the six months ended June 30,		% Increase
	2013	2012	(Decrease)		2013	2012	(Decrease)
Business Customer Metrics:
Customers	278,131	296,458	(6%)		278,131	296,458	(6%)
Revenue (in 000's)	$ 546,367	$569,086	(4%)		$1,094,707	$ 1,138,174	(4%)
Average monthly business
revenue per customer	$ 651.39	$633.80	3%		$647.68	$ 626.97	3%

Residential Customer Metrics:
Customers	2,842,883	2,978,896	(5%)		2,842,883	2,978,896	(5%)
Revenue (in 000's)	$ 505,483	$534,033	(5%)		$1,020,281	$ 1,075,930	(5%)
Average monthly residential
revenue per customer (2)	$ 59.10	$58.07	2%		$58.98	$ 57.98	2%
Customer monthly churn	1.64%	1.64%	-		1.64%	1.61%	2%

(1) Decline in video subscribers is due to the loss of 203,100 DirecTV subscribers in the third quarter of 2012, as Frontier no longer provides DirecTV as part of its bundled packages.
(2) Calculation excludes the Mohave Cellular Limited Partnership (Mohave), which was sold to Verizon Wireless on April 1, 2013.

Note:  As stated in our report for the quarterly period ended March 31, 2013, prior period revenue and certain operating statistics have been revised from the previously disclosed amounts to reflect the immaterial reclassification of certain revenues and the related impact on average monthly revenue per customer amounts.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Local and long distance services	$513,800	$ 562,900	$ (49,100)	(9%)
Data and internet services	467,428	452,168	15,260	3%
Other	70,622	88,051	(17,429)	(20%)
Customer revenue	1,051,850	1,103,119	(51,269)	(5%)
Switched access and subsidy	138,683	155,658	(16,975)	(11%)
Total revenue	$1,190,533	$ 1,258,777	$ (68,244)	(5%)

	For the six months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Local and long distance services	$1,039,744	$ 1,139,142	$ (99,398)	(9%)
Data and internet services	922,264	896,051	26,213	3%
Other	152,980	178,911	(25,931)	(14%)
Customer revenue	2,114,988	2,214,104	(99,116)	(4%)
Switched access and subsidy	280,941	312,727	(31,786)	(10%)
Total revenue	$2,395,929	$ 2,526,831	$ (130,902)	(5%)

Local and Long Distance Services
Local and long distance services revenue for the three and six months ended June 30, 2013 decreased $49.1 million, or 9%, to $513.8 million, and $99.4 million, or 9%, to $1,039.7 million, respectively, as compared with the three and six months ended June 30, 2012 primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages and long distance.  Local and enhanced services revenue for the three and six months ended June 30, 2013 decreased $31.4 million, or 7%, to $421.9 million, and $66.4 million, or 7%, to $854.6 million, respectively, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages.   Long distance services revenue for the three and six months ended June 30, 2013 decreased $17.7 million, or 16%, to $91.9 million, and $33.0 million, or 15%, to $185.1 million, respectively, primarily due to lower minutes of use driven by fewer customers, including the migration to bundled packages, and a lower average revenue per minute of use.

Data and Internet Services
Data and Internet services revenue for the three and six months ended June 30, 2013 increased $15.3 million, or 3%, to $467.4 million, and $26.2 million, or 3%, to $922.3 million, respectively, as compared with the three and six months ended June 30, 2012.  Data services revenue increased $19.1 million, or 9%, to $231.3 million, and $37.3 million, or 9%, to $452.7 million, respectively, for the three and six months ended June 30, 2013, as compared with the same periods of 2012, primarily due to increases in the number of broadband customers and sales of Frontier Secure products.   As of June 30, 2013, the number of the Company’s broadband subscribers increased by approximately 64,000, or 4%, since June 30, 2012.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue decreased $3.8 million, or 2%, to $236.1 million, and $11.1 million, or 2%, to $469.6 million, respectively, for the three and six months ended June 30, 2013, as compared with the comparable periods of 2012, due to lower monthly recurring charges and the reduction in settlements of disputes with carriers.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other
Other revenue for the three and six months ended June 30, 2013 decreased $17.4 million, or 20%, to $70.6 million, and $25.9 million, or 14%, to $153.0 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to lower wireless revenue associated with the sale of our Mohave Cellular Limited Partnership interest on April 1, 2013, the reduction in customers for FiOS video service, lower directory services revenue and decreased sales of customer premise equipment, partially offset by lower bad debt expenses that are charged against revenue and an increase in revenues earned from our DISH Network partnership.

Switched Access and Subsidy
Switched access and subsidy revenue for the three and six months ended June 30, 2013 decreased $17.0 million, or 11%, to $138.7 million, and $31.8 million, or 10%, to $280.9 million, respectively, as compared with the three and six months ended June 30, 2012. Switched access revenue decreased $16.4 million, or 21%, to $61.8 million, and $31.0 million, or 20%, to $124.1 million, for the second quarter and first six months of 2013, as compared with the same periods of 2012, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the first phase of the FCC’s intercarrier compensation reform.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue decreased $0.6 million to $76.9 million, and $0.8 million to $156.8 million, respectively, for the three and six months ended June 30, 2013, as compared with the same period of 2012, primarily due to the lower contribution factor for end user USF in 2013.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $82.3 million, $16.5 million and $58.0 million, respectively, and $156.8 million in total, or 7% of our revenues, for the six months ended June 30, 2013.  The federal and state subsidy revenue for the six months ended June 30, 2013 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $157.6 million, or 6% of our revenues, for the six months ended June 30, 2012.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In May 2013, the FCC announced that the CAF Phase I program will be continued in 2013.  Frontier is currently evaluating its level of participation in this round of funding.

The Order also makes changes to Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step being implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. With the initial implementation commencing in July 2012, the impact during the second half of 2012 and the first half of 2013 was immaterial.

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

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Network access	$ 107,114	$ 115,433	$ (8,319)	(7%)

	For the six months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Network access	$ 216,512	$ 231,002	$ (14,490)	(6%)

Network access expenses for the three and six months ended June 30, 2013 decreased $8.3 million, or 7%, to $107.1 million,  and $14.5 million, or 6%, to $216.5 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to a reduction in costs for our originating traffic associated with the implementation of the Order effective with the second half of 2012, reduced content costs related to fewer customers for FiOS video service and decreased long distance carriage costs in 2013.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Wage and benefit expenses	$ 287,317	$ 294,663	$ (7,346)	(2%)
All other operating expenses	246,698	245,248	1,450	1%
	$ 534,015	$ 539,911	$ (5,896)	(1%)

	For the six months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Wage and benefit expenses	$ 578,891	$ 587,258	$ (8,367)	(1%)
All other operating expenses	496,623	504,236	(7,613)	(2%)
	$ 1,075,514	$ 1,091,494	$ (15,980)	(1%)

Wage and benefit expenses
Wage and benefit expenses for the three and six months ended June 30, 2013 decreased $7.3 million to $287.3 million, and $8.4 million to $578.9 million, respectively, as compared to the three and six months ended June 30, 2012, primarily due to lower costs for compensation resulting from lower average employee headcount, partially offset by higher costs for certain other benefits, including pension and OPEB expense, as discussed below. Wage and benefit expenses included $6.7 million and $8.0 million of severance costs for the six month periods in 2013 and 2012, related to 225 and 304 employees, respectively.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Since closing the Transaction, the Company has been reducing its reliance on outside contractors and vendors by bringing work in-house to employees.  With the systems and network conversions completed, the Company is focusing on simplifying its processes to reduce wage and non-wage costs.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs for the three months ended June 30, 2013 and 2012 were approximately $20.5 million and $16.3 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $25.5 million and $20.1 million, less amounts capitalized into the cost of capital expenditures of $5.0 million and $3.8 million, respectively.

Pension and OPEB costs for the six months ended June 30, 2013 and 2012 were approximately $41.0 million and $32.3 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $51.0 million and $40.3 million, less amounts capitalized into the cost of capital expenditures of $10.0 million and $8.0 million for the six months ended June 30, 2013 and 2012, respectively.

Based on current assumptions and plan asset values, we estimate that our 2013 pension and other postretirement benefit expenses (which were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures) will be approximately $100 million to $110 million, excluding the impact of lump sum settlement accounting, and before amounts capitalized into the cost of capital expenditures.

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. Based upon lump sum payments through the end of the second quarter of 2013 and our projection of payments for the remainder of 2013, we expect to exceed this threshold and record settlement charges in the second half of 2013. This would reduce our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.

All other operating expenses
All other operating expenses for the three and six months ended June 30, 2013 increased $1.5 million, or 1%, to $246.7 million, and decreased $7.6 million, or 2%, to $496.6 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to lower outside service costs, as described above, the lower contribution factor for end user USF in 2013, and the elimination of redundant information technology costs associated with the completion of the systems conversions.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)
	For the three months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Depreciation expense	$ 210,828	$ 208,530	$ 2,298	1%
Amortization expense	87,021	98,517	(11,496)	(12%)
	$ 297,849	$ 307,047	$ (9,198)	(3%)

	For the six months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Depreciation expense	$ 427,482	$ 418,876	$ 8,606	2%
Amortization expense	174,042	245,471	(71,429)	(29%)
	$ 601,524	$ 664,347	$ (62,823)	(9%)

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Depreciation and amortization expense for the three and six months ended June 30, 2013 decreased $9.2 million, or 3%, to $297.8 million, and $62.8 million, or 9%, to $601.5 million, respectively, as compared to the three and six months ended June 30, 2012.  Amortization expense decreased $71.4 million in 2013, primarily due to lower amortization expense associated with the accelerated write-off during the first quarter of 2012 of certain software licenses no longer required for operations as a result of the completed systems conversions, certain Frontier legacy properties that were fully amortized in 2012 and the amortization related to the customer base that is amortized on an accelerated method.   Depreciation expense increased $8.6 million in 2013, primarily due to changes in the remaining useful lives of certain assets.

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

Amortization expense for the six months ended June 30, 2013 and 2012 included $174.0 million and $234.6 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $330 million for 2013.

INTEGRATION COSTS

	For the three months ended June 30,
($ in thousands)
	2013	2012

Integration costs	$ -	$ 28,602

	For the six months ended June 30,

	2013	2012

Integration costs	$ -	$ 63,746

Integration costs included expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  As of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions have been completed, the Company continued throughout 2012 to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $28.6 million and $63.7 million of operating expenses during the three and six months ended June 30, 2012, respectively, and $27.9 million in capital expenditures related to integration activities during the first six months of 2012.  All integration activities were completed as of the end of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

	For the three months ended June 30,

($ in thousands)	2013	2012

Gain on sale of Mohave
partnership interest	$ 14,601	$ -

	For the six months ended June 30,

	2013	2012

Gain on sale of Mohave
partnership interest	$ 14,601	$ -

On April 1, 2013, the Company sold its 33⅓% partnership interest in the Mohave Cellular Limited Partnership, in which Frontier was the General Partner.  The Company recognized a gain on sale of approximately $14.6 million before taxes in the second quarter of 2013.

INVESTMENT INCOME / LOSSES ON EARLY EXTINQUISHMENT OF DEBT  /  OTHER INCOME (LOSS), NET / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Investment income	$231	$9,991	$(9,760)	(98%)
Losses on early extinguishment of debt	$(159,780)	$(70,818)	$(88,962)	(126%)
Other income (loss), net	$2,725	$(1,187)	$3,912	NM
Interest expense	$166,547	$172,054	$(5,507)	(3%)
Income tax expense (benefit)	$(18,755)	$11,717	$(30,472)	(260%)

	For the six months ended June 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Investment income	$3,293	$12,094	$(8,801)	(73%)
Losses on early extinguishment of debt	$(159,780)	$(70,818)	$(88,962)	(126%)
Other income (loss), net	$4,317	$2,298	$2,019	88%
Interest expense	$337,967	$336,916	$1,051	-
Income tax expense	$14,520	$30,411	$(15,891)	(52%)

Investment Income
Investment income for the three and six months ended June 30, 2013 decreased $9.8 million to $0.2 million, and $8.8 million to $3.3 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to the investment gains associated with cash received in connection with our previously written-off investment in Adelphia of $1.4 million during the first half of 2013 as compared to $9.8 million in second quarter and first six months of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our average cash balances were $917.0 million and $367.3 million for the six months ended June 30, 2013 and 2012, respectively.  Our average total restricted cash balance was $35.4 million and $129.8 million for the six months ended June 30, 2013 and 2012, respectively.

Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt for the three and six months ended June 30, 2013 increased $89.0 million as compared with the three and six months ended June 30, 2012.

During the second quarter of 2013, we recognized a loss of $104.9 million on the early extinguishment of debt in connection with the debt tender offers that resulted in the retirement of $194.9 million of the March 2015 Notes, $277.9 million of the April 2015 Notes and $225.0 million of the 2017 Notes. Additionally, we recognized a loss of $54.9 million during the second quarter of 2013 for $208.8 million in privately negotiated repurchases of our 2017 Notes and for $17.3 million and $78.5 million in open market repurchases of our 8.125% senior notes due 2018 and 8.500% senior notes due 2020, respectively.

During the second quarter of 2012, we recognized a loss of $69.2 million on the early extinguishment of debt in connection with a $500.0 million debt tender offer for our 8.250% Senior Notes due 2014 and 7.875% Senior Notes due 2015.  We also recognized a loss of $1.6 million during the second quarter of 2012 for $58.0 million in open market repurchases of our 6.25% Senior Notes due 2013.

Other Income (Loss), Net
Other income (loss), net for the three and six months ended June 30, 2013 increased $3.9 million, to $2.7 million, and $2.0 million to $4.3 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive during the second quarter of 2013.

Interest expense
Interest expense for the three and six months ended June 30, 2013 decreased $5.5 million, or 3%, to $166.5 million, and increased $1.1 million, to $338.0 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to lower average debt levels resulting from the debt refinancing activities and debt retirements during the second quarter of 2013 and higher capitalized interest in the second quarter of 2013.  Our average debt outstanding was $8,272.7 million and $8,449.0 million for the second quarter of 2013 and 2012, respectively, and $8,416.2 million and $8,406.1 million for the six months ended June 30, 2013 and 2012, respectively.  Our composite average borrowing rate as of June 30, 2013 and 2012 was 7.95% and 7.90%, respectively.

Income tax expense (benefit)
Income tax expense (benefit) for the three and six months ended June 30, 2013 decreased $30.5 million to an income tax benefit of ($18.8) million, and $15.9 million to $14.5 million, respectively, as compared with the three and six months ended June 30, 2012, primarily due to lower pretax income in 2013, resulting from the $89.0 million in additional losses on the early extinguishment of debt in 2013 as compared to 2012.   The effective tax rate for the first six months of 2013 and 2012 was 54.1% and 36.7%, respectively.

Income taxes for the three and six months ended June 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $4.4 million benefit from the net reversal of reserves for uncertain tax positions.

The amount of our uncertain tax positions whose statute of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of June 30, 2013.

We paid $83.5 million in net cash taxes and received $0.2 million in cash tax refunds, net during the six months ended June 30, 2013, and 2012, respectively.  Absent any legislative changes in 2013, we expect that our cash tax payments will be approximately $125 million to $150 million for the full year of 2013.  Our 2013 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Net income (loss) attributable to common shareholders of Frontier
Net loss attributable to common shareholders of Frontier for the second quarter of 2013 was $38.5 million, or $0.04 per share, as compared to net income of $18.0 million, or $0.02 per share, in the second quarter of 2012, and net income of $9.7 million, or $0.01 per share, as compared to $44.8 million, or $0.04 per share, for the six months ended June 30, 2012.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of June 30, 2013 was 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2013.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $488.8 million of our outstanding borrowings at June 30, 2013 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with LIBO, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at June 30, 2013, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Sensitivity analysis of interest rate exposure
At June 30, 2013, the fair value of our long-term debt was estimated to be approximately $8.2 billion, based on our overall weighted average borrowing rate of 7.95% and our overall weighted average maturity of approximately 10 years.   As of June 30, 2013, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2012.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2013 is limited to our pension plan assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,165.7 million at June 30, 2013, a decrease of $87.9 million, or 7%.  This decrease is a result of benefit payments of $142.9 million, primarily lump sum settlements, offset by positive investment returns of $29.5 million and cash contributions of $25.5 million during the first six months of 2013. We expect that we will make contributions to our pension plan of approximately $60 million in 2013.

PART I. FINANCIAL INFORMATION (Continued)
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2013, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting
We reviewed our internal control over financial reporting at June 30, 2013.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes were made to our internal controls over financial reporting during 2012.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014, after which time COSO will consider the original Framework to be superseded by the 2013 Framework. COSO’s original Framework published in 1992 is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We expect the adoption of the 2013 Framework will not have a significant impact on the Company.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2013.

PART II.  OTHER INFORMATION
FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2013 to April 30, 2013
Employee Transactions (1)	12,079	$3.91

May 1, 2013 to May 31, 2013
Employee Transactions (1)	4,695	$4.13

June 1, 2013 to June 30, 2013
Employee Transactions (1)	15,474	$4.14

Totals April 1, 2013 to June 30, 2013
Employee Transactions (1)	32,248	$4.05

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

Date: August 8, 2013