Form 10-Q
period 2013-09-30
FRONTIER COMMUNICATIONS CORP
filed 2013-11-07
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of October 25, 2013 was 999,547,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index

Page No.
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	3

Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012	3

Consolidated Statements of Equity for the nine months ended September 30, 2012, the three months ended December 31, 2012 and the nine months ended September 30, 2013	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

Part II. Other Information

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4. Mine Safety Disclosure	42

Item 6. Exhibits	43

Signature	44

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$660,997	$1,326,532
Accounts receivable, less allowances of $85,663 and $93,267, respectively	472,223	533,704
Restricted cash	9,260	15,408
Prepaid expenses	64,492	66,972
Income taxes and other current assets	116,564	144,587
Total current assets	1,323,536	2,087,203

Restricted cash	11,612	27,252
Property, plant and equipment, net	7,289,567	7,504,896
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,291,954	1,542,739
Other assets	239,026	233,822
Total assets	$16,493,414	$17,733,631

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$257,910	$560,550
Accounts payable	231,451	338,148
Advanced billings	139,504	146,317
Accrued other taxes	73,409	66,342
Accrued interest	203,383	209,327
Other current liabilities	219,234	232,836
Total current liabilities	1,124,891	1,553,520

Deferred income taxes	2,297,447	2,357,210
Pension and other postretirement benefits	1,022,765	1,055,058
Other liabilities	254,953	266,625
Long-term debt	7,887,296	8,381,947

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
999,517,000 and 998,410,000 outstanding, respectively, and
1,027,986,000 issued, at September 30, 2013 and December 31, 2012)	256,997	256,997
Additional paid-in capital	4,317,473	4,639,563
Retained earnings	108,285	63,205
Accumulated other comprehensive loss, net of tax	(438,779)	(483,576)
Treasury stock	(337,914)	(368,593)
Total shareholders' equity of Frontier	3,906,062	4,107,596
Noncontrolling interest in a partnership	-	11,675
Total equity	3,906,062	4,119,271
Total liabilities and equity	$16,493,414	$17,733,631

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

($ in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2013	2012	2013	2012

Revenue	$1,185,278	$1,252,469	$3,581,207	$3,779,300

Operating expenses:
Network access expenses	103,955	102,051	320,467	333,053
Other operating expenses	549,141	572,348	1,624,655	1,663,842
Depreciation and amortization	285,701	298,416	887,225	962,763
Pension settlement costs	40,309	-	40,309	-
Integration costs	-	4,458	-	68,204
Total operating expenses	979,106	977,273	2,872,656	3,027,862

Gain on sale of Mohave partnership interest	-	-	14,601	-

Operating income	206,172	275,196	723,152	751,438

Investment income	382	323	3,675	12,417
Losses on early extinguishment of debt	-	(245)	(159,780)	(71,063)
Other income, net	1,142	4,279	5,459	6,577
Interest expense	163,835	172,188	501,802	509,104

Income before income taxes	43,861	107,365	70,704	190,265
Income tax expense	8,461	35,739	22,981	66,150

Net income	35,400	71,626	47,723	124,115
Less: Income attributable to the noncontrolling
interest in a partnership	-	4,626	2,643	12,358

Net income attributable to common shareholders
of Frontier	$35,400	$67,000	$45,080	$111,757

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.04	$0.07	$0.04	$0.11

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

($ in thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Net income	$35,400	$71,626	$47,723	$124,115
Pension settlement costs, net of tax (see Notes 15 and 16)	24,992	-	24,992	-
Other comprehensive income, net of tax (see Note 15)	6,313	2,308	19,805	12,142
Comprehensive income	66,705	73,934	92,520	136,257

Less: Income attributable to the
noncontrolling interest in a partnership	-	(4,626)	(2,643)	(12,358)

Comprehensive income attributable to
the common shareholders of Frontier	$66,705	$69,308	$89,877	$123,899

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012, THE THREE MONTHS ENDED DECEMBER 31, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013

($ and shares in thousands)

(Unaudited)

	Shareholders' Equity of Frontier

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total

	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2012	1,027,986	$256,997	$4,773,383	$226,721	$(386,963)	(32,858)	$(415,001)	$13,997	$4,469,134
Stock plans	-	-	(37,867)	-	-	3,325	46,423	-	8,556
Dividends on common stock	-	-	-	(299,547)	-	-	-	-	(299,547)
Net income	-	-	-	111,757	-	-	-	12,358	124,115
Other comprehensive income, net
of tax	-	-	-	-	12,142	-	-	-	12,142
Distributions	-	-	-	-	-	-	-	(11,000)	(11,000)
Balance September 30, 2012	1,027,986	256,997	4,735,516	38,931	(374,821)	(29,533)	(368,578)	15,355	4,303,400
Stock plans	-	-	3,285	-	-	(43)	(15)	-	3,270
Dividends on common stock	-	-	(99,238)	(605)	-	-	-	-	(99,843)
Net income	-	-	-	24,879	-	-	-	4,320	29,199
Other comprehensive income, net
of tax	-	-	-	-	(108,755)	-	-	-	(108,755)
Distributions	-	-	-	-	-	-	-	(8,000)	(8,000)
Balance December 31, 2012	1,027,986	256,997	4,639,563	63,205	(483,576)	(29,576)	(368,593)	11,675	4,119,271
Stock plans	-	-	(22,268)	-	-	1,107	30,679	-	8,411
Dividends on common stock	-	-	(299,822)	-	-	-	-	-	(299,822)
Net income	-	-	-	45,080	-	-	-	2,643	47,723
Pension settlement costs, net of tax	-	-	-	-	24,992	-	-	-	24,992
Other comprehensive income, net
of tax	-	-	-	-	19,805	-	-	-	19,805
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance September 30, 2013	1,027,986	$256,997	$4,317,473	$108,285	$(438,779)	(28,469)	$(337,914)	$-	$3,906,062

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

($ in thousands)

(Unaudited)

	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$47,723	$124,115
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	887,225	962,763
Losses on early extinguishment of debt	159,780	71,063
Pension settlement costs	40,309	-
Pension/OPEB costs	22,558	24,220
Stock based compensation expense	12,561	12,950
Gain on sale of assets	(14,601)	-
Other non-cash adjustments	7,353	7,040
Deferred income taxes	(43,310)	59,794
Change in accounts receivable	57,474	19,941
Change in accounts payable and other liabilities	(91,322)	(131,027)
Change in prepaid expenses, income taxes and other current assets	(10,409)	9,426
Net cash provided by operating activities	1,075,341	1,160,285

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(484,082)	(571,107)
Capital expenditures - Integration activities	-	(38,768)
Network expansion funded by Connect America Fund	(21,042)	(854)
Grant funds received for network expansion from Connect America Fund	5,998	47,986
Proceeds on sale of Mohave partnership interest	17,755	-
Cash transferred from escrow	21,788	47,356
Other assets purchased and distributions received, net	3,536	(12,251)
Net cash used by investing activities	(456,047)	(527,638)

Cash flows provided from (used by) financing activities:
Long-term debt borrowing	750,000	1,100,000
Financing costs paid	(19,360)	(22,754)
Long-term debt payments	(1,548,548)	(571,472)
Premium paid to retire debt	(159,429)	(52,560)
Dividends paid	(299,822)	(299,547)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(7,670)	(12,919)
Net cash provided from (used by) financing activities	(1,284,829)	140,748

(Decrease)/Increase in cash and cash equivalents	(665,535)	773,395
Cash and cash equivalents at January 1,	1,326,532	326,094

Cash and cash equivalents at September 30,	$660,997	$1,099,489

Supplemental cash flow information:
Cash paid during the period for:
Interest	$493,427	$445,121
Income taxes	$82,675	$4,093

Non-cash investing and financing activities:
Financing obligation for contribution of real property to pension plan	$18,216	$-
Reduction of pension obligation	$(18,216)	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown.  Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2013, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

(b)   Revenue Recognition:

Revenue is recognized when services are provided or when products are delivered to customers.  Revenue that is billed in advance includes: monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges.  The unearned portion of these fees is initially deferred as a component of current liabilities on our consolidated balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes: non-recurring network access services (including data services), switched access services, non-recurring voice and video services.  The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided.  Excise taxes are recognized as a liability when billed.  Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.  We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $28.6 million and $29.0 million, and $86.6 million and $87.5 million, for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The Company amortizes finite-lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually (during the fourth quarter) to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Accounting Standards Codification (ASC) Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in the components of net income in circumstances when U.S. GAAP requires the item to be reclassified in its entirety to net income. This new guidance is to be applied prospectively. The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

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

We accounted for our acquisition of 4.0 million access lines from Verizon (the Transaction) using the guidance included in ASC Topic 805. We incurred $4.5 million and $68.2 million of integration related costs in connection with the Transaction during the three and nine months ended September 30, 2012, respectively.  Such costs are required to be expensed as incurred and are reflected in “Integration costs” in our consolidated statements of operations.   All integration activities were completed as of the end of 2012.

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in thousands)	September 30, 2013	December 31, 2012

Retail and Wholesale	$515,743	$581,152
Other	42,143	45,819
Less: Allowance for doubtful accounts	(85,663)	(93,267)
Accounts receivable, net	$472,223	$533,704

We maintain an allowance for bad debts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $20.6 million and $20.8 million, and $52.9 million and $61.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in thousands)	September 30, 2013	December 31, 2012

Property, plant and equipment	$14,710,342	$14,353,763
Less: Accumulated depreciation	(7,420,775)	(6,848,867)
Property, plant and equipment, net	$7,289,567	$7,504,896

Depreciation expense is principally based on the composite group method.  Depreciation expense was $208.7 million and $209.9 million, and $636.2 million and $628.8 million for the three and nine months ended September 30, 2013 and 2012, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2012, with an immaterial impact to depreciation expense.

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of September 30, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

The components of other intangibles are as follows:

($ in thousands)	September 30, 2013	December 31, 2012

Other Intangibles:
Customer base	$2,427,648	$2,427,648
Software licenses	105,019	105,019
Trade name and license	124,136	124,419
Other intangibles	2,656,803	2,657,086
Less: Accumulated amortization	(1,364,849)	(1,114,347)
Total other intangibles, net	$1,291,954	$1,542,739

Amortization expense was $77.0 million and $88.5 million, and $251.0 million and $333.9 million for the three and nine months ended September 30, 2013 and 2012, respectively. Amortization expense primarily represents the amortization of intangible assets (primarily customer base) that were acquired in the Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense included $38.3 million for the nine months ended September 30, 2012 for amortization associated with certain software licenses no longer required for operations as a result of the completed systems conversions and $11.3 million for the nine months ended September 30, 2012 for amortization associated with certain Frontier legacy properties, each of which were fully amortized in 2012.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2013 and December 31, 2012.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in thousands)	September 30, 2013		December 31, 2012

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$7,887,296	$8,136,170	$8,381,947	$9,091,416

(8)   Long-Term Debt:

The activity in our long-term debt from December 31, 2012 to September 30, 2013 is summarized as follows:

		Nine months ended
		September 30, 2013			Interest
					Rate at
	December 31,	Payments	New	September 30,	September 30,
($ in thousands)	2012	and Retirements	Borrowings	2013	2013 *

Senior Unsecured Debt	$8,919,696	$(1,548,255)	$750,000	$8,121,441	7.96%
Industrial Development Revenue Bonds	13,550	-	-	13,550	6.33%
Rural Utilities Service Loan Contracts	9,322	(293)	-	9,029	6.15%
Total Long-Term Debt	$8,942,568	$(1,548,548)	$750,000	$8,144,020	7.96%

Less: Debt (Discount)/Premium	(71)			1,186
Less: Current Portion	(560,550)			(257,910)
	$8,381,947			$7,887,296

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at September 30, 2013 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	September 30, 2013		December 31, 2012

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$-	-	$502,658	6.250%
5/1/2014	200,000	8.250%	200,000	8.250%
3/15/2015	105,026	6.625%	300,000	6.625%
4/15/2015	96,872	7.875%	374,803	7.875%
10/14/2016 *	474,375	3.055% (Variable)	517,500	3.095% (Variable)
4/15/2017	606,874	8.250%	1,040,685	8.250%
10/1/2018	582,739	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	7,871,441		8,669,696
Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$8,121,441	7.77% **	$8,919,696	7.69% **

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

On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility. As of September 30, 2013, no borrowings had been made under the Revolving Credit Facility. The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the Revolving Credit Agreement).  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of September 30, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBOR borrowings). The current pricing on this facility would have been 1.0% or 2.0%, respectively, as of September 30, 2013. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.  The maximum permitted leverage ratio is 4.5 times.

On September 8, 2010,  the Company entered into a letter of credit facility as set forth in the Credit Agreement with the Lenders party thereto and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit were issued in September 2012, one for $20 million that expired in March 2013, and the other for $20 million that expired in September 2013. The Letter of Credit Agreement expired on September 20, 2013.

As of September 30, 2013, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of September 30, 2013:

Principal
($ in thousands)	Payments

2013 (remaining three months)	$14,474
2014	$257,916
2015	$259,840
2016	$345,466
2017	$607,375
2018	$583,273

(9)   Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2013	2012	2013	2012

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	(1.5)	3.0	(4.1)	2.9
Noncontrolling interest	-	(1.5)	-	(1.3)
Tax reserve adjustment	(1.3)	(5.6)	(6.6)	(3.2)
Changes in certain deferred tax balances	(11.5)	2.0	1.5	1.1
IRS audit adjustments	-	-	7.3	-
All other, net	(1.4)	0.4	(0.6)	0.3
Effective tax rate	19.3%	33.3%	32.5%	34.8%

Income taxes for the nine months ended September 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $5.0 million benefit from the net reversal of reserves for uncertain tax positions and a $5.0 million benefit arising from state law changes that was recognized in the third quarter of 2013.

The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of September 30, 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Net Income Per Common Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the nine months ended
($ and shares in thousands, except per share amounts)	September 30,		September 30,

	2013	2012	2013	2012
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$35,400	$67,000	$45,080	$111,757

Less: Dividends paid on unvested restricted stock awards	(632)	(717)	(1,908)	(2,189)
Total basic and diluted net income attributable to common
shareholders of Frontier	$34,768	$66,283	$43,172	$109,568

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	999,826	998,488	999,017	997,437
Less: Weighted average unvested restricted stock awards	(6,711)	(7,193)	(6,537)	(7,137)
Total weighted average shares outstanding - basic	993,115	991,295	992,480	990,300

Net income per share attributable to common
shareholders of Frontier	$0.04	$0.07	$0.04	$0.11

Diluted earnings per common share:
Total weighted average shares outstanding - basic	993,115	991,295	992,480	990,300
Effect of dilutive shares	990	163	922	667
Total weighted average shares outstanding - diluted	994,105	991,458	993,402	990,967

Net income per share attributable to common
shareholders of Frontier	$0.04	$0.07	$0.04	$0.11

Stock Options

For the three and nine months ended September 30, 2013, options to purchase 93,000 shares (at exercise prices ranging from $ 12.50 to $ 14.15) and for the three and nine months ended September 30, 2012, 540,000 shares (at exercise prices ranging from $8.19 to $14.15), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At September 30, 2013 and 2012, we had 1,141,963 and 788,165 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan).  These securities have not been included in the diluted income per share of common stock calculation for the three and nine months ended September 30, 2013 and 2012 because their inclusion would have an antidilutive effect.

(11) Stock Plans:

At September 30, 2013, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan.  At September 30, 2013, there were 22,540,761 shares authorized for grant and 18,381,480 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP) and the Directors’ Equity Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Shares

On February 15, 2012, the Company’s Compensation Committee, in consultation with the other non-management directors of the Company’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the Frontier Long-Term Incentive Plan (the “LTIP”). LTIP awards are granted in the form of performance shares.  The LTIP is currently offered under the Company’s 2009 EIP and 2013 EIP, and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

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

On February 15, 2012, the Compensation Committee granted 930,020 performance shares under the LTIP for the 2012-2014 Measurement Period and set the operating cash flow performance goal for the first year in that Measurement Period and the TSR modifier for the three-year Measurement Period.  On February 27, 2013, the Compensation Committee approved 1,123,966 target performance shares under the LTIP for the 2013-2015 Measurement Period and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period.  The performance share awards approved in February 2013 were granted upon stockholder approval of the Company’s 2013 EIP at the Annual Meeting of Stockholders held on May 8, 2013.  The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance.   An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest.  The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

The following summary presents information regarding LTIP target performance shares as of September 30, 2013 and changes during the nine months then ended:

Number of
Shares
Balance at January 1, 2013	979,000
LTIP target performance shares granted	1,124,000
LTIP target performance shares forfeited	(338,000)
Balance at September 30, 2013	1,765,000

For the nine months ended September 30, 2013 and 2012, the Company recognized an expense of $0.8 million and $0.3 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2013 and changes during the nine months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2013	7,049,000	$6.08	$30,169,000
Restricted stock granted	3,355,000	$4.10	$14,024,000
Restricted stock vested	(3,090,000)	$6.79	$12,916,000
Restricted stock forfeited	(1,013,000)	$5.29
Balance at September 30, 2013	6,301,000	$4.80	$26,340,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2013 was $22.8 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first nine months of 2012 totaled 3,941,000.  The total fair value of shares granted and vested during the nine months ended September 30, 2012 was approximately $19.4 million and $6.6 million, respectively.  The total fair value of unvested restricted stock at September 30, 2012 was $35.3 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2012 was $4.17 per share.

Stock Options

The following summary presents information regarding outstanding stock options as of September 30, 2013 and changes during the nine months then ended with regard to options under the 2000 EIP and the 2009 EIP:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2013	540,000	$10.99	0.9	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(447,000)	$10.54
Balance at September 30, 2013	93,000	$13.20	2.0	$-

Exercisable at September 30, 2013	93,000	$13.20	2.0	$-

There were no stock options granted during the first nine months of 2012.  There was no intrinsic value for the stock options outstanding and exercisable at September 30, 2012.

(12) Segment Information:

We operate in one reportable segment.  Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas.

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

(13) Investment Income:

The components of investment income are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in thousands)	2013	2012	2013	2012

Interest and dividend income	$382	$323	$2,268	$3,159
Investment gain	-	-	1,407	9,780
Equity earnings (loss)	-	-	-	(522)
Total investment income	$382	$323	$3,675	$12,417

During the nine months ended September 30, 2013 and 2012, we recognized investment gains of $1.4 million and $9.8 million, respectively, associated with cash received in connection with our previously written-off investment in Adelphia.

(14) Other Income, Net:

The components of other income, net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in thousands)	2013	2012	2013	2012

Gain on expiration/settlement of customer advances	$1,393	$4,335	$3,345	$7,798
Split dollar life insurance proceeds	-	-	2,263	-
All other, net	(251)	(56)	(149)	(1,221)
Total other income, net	$1,142	$4,279	$5,459	$6,577

(15) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at September 30, 2013 and 2012, and changes for the nine months then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2013	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)
Other comprehensive income before reclassifications	133	(267)	(227)	2	(359)
Amounts reclassified from accumulated other comprehensive loss	30,948	1,575	(12,359)	-	20,164
Recognition of net actuarial loss for pension settlement costs	40,309	-	(15,317)	-	24,992
Net current-period other comprehensive income (loss)	71,390	1,308	(27,903)	2	44,797
Balance at September 30, 2013	$(626,484)	$(72,956)	$260,809	$(148)	$(438,779)

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2012	$(575,163)	$(41,811)	$230,161	$(150)	$(386,963)
Other comprehensive income before reclassifications	-	-	(489)	2	(487)
Amounts reclassified from accumulated other comprehensive loss	22,268	(1,898)	(7,741)	-	12,629
Net current-period other comprehensive income (loss)	22,268	(1,898)	(8,230)	2	12,142
Balance at September 30, 2012	$(552,895)	$(43,709)	$221,931	$(148)	$(374,821)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Affected Line Item in the Statement Where Net Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(2)	$50	$(6)	$150
Actuarial gains/(losses)	(10,798)	(6,845)	(30,942)	(22,418)
Pension settlement costs	(40,309)	-	(40,309)	-
	(51,109)	(6,795)	(71,257)	(22,268)	Income before income taxes
Tax impact	19,421	2,582	27,078	8,462	Income tax (expense) benefit
	$(31,688)	$(4,213)	$(44,179)	$(13,806)	Net income
Amortization of Postretirement Cost Items (b)
Prior-service costs	$1,526	$2,545	$4,576	$7,551
Actuarial gains/(losses)	(1,695)	(1,831)	(6,151)	(5,653)
	(169)	714	(1,575)	1,898	Income before income taxes
Tax impact	64	(271)	598	(721)	Income tax (expense) benefit
	$(105)	$443	$(977)	$1,177	Net income

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost (see Note 16 - Retirement Plans for additional details).

(16) Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits		Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2013	2012	2013	2012
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$12,141	$11,782	$37,809	$32,766
Interest cost on projected benefit obligation	18,827	19,204	56,587	58,520
Expected return on plan assets	(23,585)	(23,655)	(72,765)	(71,832)
Amortization of prior service cost /(credit)	2	(50)	6	(150)
Amortization of unrecognized loss	10,798	6,845	30,942	22,418
Net periodic pension benefit cost	18,183	14,126	52,579	41,722
Pension settlement costs	40,309	-	40,309	-
Total periodic pension benefit cost	$58,492	$14,126	$92,888	$41,722

	Postretirement Benefits		Postretirement Benefits
	Other Than Pensions (OPEB)		Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2013	2012	2013	2012
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$3,088	$2,999	$9,446	$8,109
Interest cost on projected benefit obligation	4,181	4,462	13,061	13,382
Expected return on plan assets	(25)	(20)	(111)	(130)
Amortization of prior service cost/(credit)	(1,526)	(2,545)	(4,576)	(7,551)
Amortization of unrecognized loss	1,695	1,831	6,151	5,653
Net periodic postretirement benefit cost	$7,413	$6,727	$23,971	$19,463

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first nine months of 2013 and 2012, we capitalized $14.9 million and $11.7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2013 pension and OPEB expenses will be approximately $100 million, excluding the impact of lump sum settlement accounting, as discussed below, and before amounts capitalized into the cost of capital expenditures (they were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures).

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During the nine months ended September 30, 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $149.0 million, which exceeded the settlement threshold of $125.4 million, and as a result, the Company was required to recognize a non-cash settlement charge of $40.3 million during the third quarter of 2013.  The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.  Because the cash settlement annual threshold of $125.4 million was exceeded in the third quarter, additional pension settlement charges will be required in the fourth quarter of 2013. The amount of the non-cash settlement charge to be recorded will be dependent on the level of lump sum benefit payments made in the fourth quarter of 2013.  As a result of the recognition of the settlement charge in the third quarter of 2013, the net pension plan liability was remeasured as of September 30, 2013 to be $447.8 million, as compared to the $697.9 million measured and recorded at December 31, 2012.  The remeasured funded status of the pension plan would be 71% as of September 30, 2013 as compared to 64% as of December 31, 2012.  The Company did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.  The net pension liability will be remeasured and the appropriate adjustments will be recorded in the fourth quarter of 2013.

On September 12, 2013, the Company contributed three real estate properties to its qualified defined benefit pension plan. None of the buildings were under state regulation that required individual public utility commission approval. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $18.2 million. The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of approximately $1.6 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company will continue to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized. An obligation of $18.2 million was recorded in our consolidated balance sheet within “Other liabilities” for $18.1 million and within “Other current liabilities” for $0.1 million and these liabilities will be reduced by a portion of the lease payments made to the pension plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We made total contributions to our pension plan during the nine months ended September 30, 2013 of $57.1 million, consisting of cash payments of $38.9 million and the contribution of real property with a fair value of $18.2 million, as described above.  An additional real property contribution with a fair value of $5.2 million was made in October 2013, for a total contribution of $62.3 million in 2013.  There are no further contributions required in 2013.

The Company’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,181.1 million at September 30, 2013, a decrease of $72.5 million, or 6%.  This decrease is a result of benefit payments of $194.7 million (primarily $149.0 million of lump sum settlements), offset by positive investment returns of $65.1 million, cash contributions of $38.9 million and real property contributions of $18.2 million during the first nine months of 2013.

(17) Commitments and Contingencies:

We anticipate total capital expenditures for business operations of approximately $625 million to $675 million for 2013, excluding the expenditure of funds previously received from the Connect America Fund program, as described herein. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013 and 4 Mbps by the end of 2015.  As of September 30, 2013, we had expanded broadband availability in excess of 3 Mbps to 84.7% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 82.6% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account (with a cash balance of $9.3 million as of September 30, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2013, $166.8 million had been released from the escrow accounts and the Company had a restricted cash balance in these escrow accounts in the aggregate amount of $20.9 million, including interest earned.  In September 2013, the letter of credit for the remaining $20 million expired.  The aggregate amount of these escrow accounts will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our total commitments under the arrangement are $128.0 million, $145.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of September 30, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

During 2012, the Company entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  The Company has accepted approximately 3,700 new vehicles through September 30, 2013, which substantially completes our initial commitment under this program.  The new vehicles leased under this program represent approximately 50% of our vehicle fleet.   The total minimum lease commitment for each vehicle is one year and the leases are renewable at the Company’s option.  The total annual lease expense for the initial vehicle order is expected to be approximately $30.0 million on an annualized basis. The Company expects to lease additional vehicles under this program in future periods as vehicles within our fleet need to be replaced.

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

(18) Subsequent Events:

On October 11, 2013, the Company contributed one real estate property to its qualified defined benefit pension plan.  The pension plan recorded the contribution at its fair value of $5.2 million and the Company entered into a lease for the contributed property for 15 years.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, the following potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•

The effects of greater than anticipated competition from cable, wireless and other wireline carriers that could require us to implement new pricing, marketing strategies or new product or service offerings and the risk that we will not respond on a timely or profitable basis;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•

The effects of increased medical (including as a result of the impact of the Patient Protection and Affordable Care Act), pension and postemployment expenses, such as retiree medical and severance costs, and related funding requirements;

•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	Our ability to successfully renegotiate union contracts;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2014 and beyond;

•	The effects of economic downturns, including customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

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

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the United States.  The Company operates in 27 states, and is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.1 million customers, 1.8 million broadband connections and 13,900 employees as of September 30, 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Developments

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high cost broadband support to be used for broadband deployment to unserved areas. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept all of the funds for which it was eligible, amounting to $71.9 million. The $71.9 million in incremental CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and will be accounted for as Contributions in Aid of Construction.  Frontier is required to implement, spend and enable these 92,877 households no later than July 24, 2015.  Frontier has received the entire $71.9 million of the CAF Phase I support funds and has initially recorded such funds as increases to Cash and Other liabilities in the balance sheet.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  On August 20, 2013, Frontier applied for $71.5 million from the second round of CAF Phase I to support the delivery of broadband to an additional 119,000 households.  This funding, if awarded by the FCC, will allow Frontier to accelerate broadband availability in its high-cost, unserved and underserved areas across multiple states. Frontier currently awaits the FCC’s funding determination, which will be based in part on the extent to which unsubsidized competitors cover part of the areas Frontier has proposed to serve. Frontier may need to match all, or a portion of, the funding received from the second round of CAF Phase I to support these projects.

The Order also makes changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  The impact of the Order during the second half of 2012 and the first nine months of 2013 was immaterial.

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

(a)  Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents aggregating $661.0 million (excluding total restricted cash of $20.9 million, representing funds escrowed for future broadband expansion and service quality initiatives).  Our primary source of funds continued to be cash generated from operations.  For the nine months ended September 30, 2013, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of September 30, 2013, we had not made any borrowings under this facility.

At September 30, 2013, we had a working capital surplus of $198.6 million.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment may negatively impact our cash generated from operations.  In addition, although we believe, based on information available to us, that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, this could change in the future.  As of September 30, 2013, we had $14.5 million of debt maturing during the last three months of 2013;  $257.9 million and $259.8 million of debt will mature in 2014 and 2015, respectively.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013 and 4 Mbps by the end of 2015.   As of September 30, 2013, we had expanded broadband availability in excess of 3 Mbps to 84.7% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 82.6% of the households throughout the Acquired Territories.

As of September 30, 2013 and December 31, 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	As of September 30, 2013	As of December 31, 2012

1 Mbps	89%	88%
3 Mbps	84%	83%
4 Mbps	81%	77%
6 Mbps	75%	74%
12 Mbps	58%	51%
20 Mbps	45%	40%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010.  Another $72.4 million of cash in an escrow account (with a cash balance of $9.3 million as of September 30, 2013) was acquired in connection with the Transaction to be used for service quality initiatives in the state of West Virginia.  As of September 30, 2013, $166.8 million had been released from the escrow accounts.  As of September 30, 2013, the Company had a restricted cash balance in these escrow accounts of $20.9 million and the letter of credit has expired.    The aggregate amount of these escrow accounts will continue to decrease over time as Frontier makes the required capital expenditures in the respective states.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $84.9 million, or 7%, for the nine months ended September 30, 2013, as compared with the prior year period.  The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We paid $82.7 million in net cash taxes during the first nine months of 2013 as compared to $4.1 million in net cash taxes during the first nine months of 2012.  We expect that in 2013 our cash taxes for the full year will be approximately $125 million to $150 million.

In the third quarter of 2013, the Company contributed three real estate properties with a fair value of $18.2 million to its qualified defined benefit pension plan. The Company is leasing back the properties from its pension plan for 15 years at a combined aggregate annual rent of approximately $1.6 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

Cash Flows used by Investing Activities

Capital Expenditures

For the nine months ended September 30, 2013 and 2012, our capital expenditures were $484.1 million and $609.9 million (including $38.8 million of integration-related capital expenditures for the nine months ended September 30, 2012), respectively.  Network expansion funded by previously received CAF funds amounted to $21.0 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.  We continue to closely scrutinize all of our capital projects, emphasize return on investment and focus our capital expenditures on areas and services that have the greatest opportunities with respect to revenue growth and cost reduction.  We anticipate capital expenditures for business operations to decrease in 2013 to approximately $625 million to $675 million, as compared to $748.4 million in 2012, primarily due to the planned completion of geographic broadband expansion requirements established in connection with regulatory approval of the Transaction.

Cash Flows used by Financing Activities

Debt Issuance and Reduction

During the first nine months of 2013 and 2012, we retired an aggregate principal amount of $1,548.5 million and $571.5 million, respectively, of debt consisting of $1,548.2 million and $570.7 million, respectively, of senior unsecured debt and $0.3 million and $0.8 million, respectively, of rural utilities service loan contracts, as discussed in more detail below.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Credit Facility

On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility.  As of September 30, 2013, no borrowings had been made under the Revolving Credit Facility.  The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the joint lead arrangers, joint bookrunners, syndication agent and joint documentation agents named therein (the Revolving Credit Agreement). Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of September 30, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBOR borrowings). The current pricing on this facility would have been 1.0% or 2.0%, respectively, as of September 30, 2013.  Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The maximum permitted leverage ratio is 4.5 times.

Letter of Credit Facility

On September 8, 2010, the Company entered into a letter of credit facility set forth in a Credit Agreement with the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).    An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit were issued in September 2012, one for $20 million that expired in March 2013, and the other for $20 million that expired in September 2013.  The Letter of Credit Agreement expired on September 20, 2013.

Covenants

The terms and conditions contained in our indentures, the Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the Credit Agreement and the Revolving Credit Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

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

The Credit Agreement, the Revolving Credit Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of September 30, 2013, we were in compliance with all of our debt and credit facility covenants.

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

Future Commitments

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.  Our total commitments under the arrangement are $128.0 million, $145.8 million and $140.8 million for the years ending December 31, 2013, 2014 and 2015, respectively.  As of September 30, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

During 2012, the Company entered into an agreement to upgrade a significant portion of its existing vehicle fleet.  The Company has accepted approximately 3,700 new vehicles through September 30, 2013, which substantially completes our initial commitment under this program.  The new vehicles leased under this program represent approximately 50% of our vehicle fleet.   The total minimum lease commitment for each vehicle is one year and the leases are renewable at the Company’s option.  The total annual lease expense for the initial vehicle order is expected to be approximately $30.0 million on an annualized basis. The Company expects to lease additional vehicles under this program in future periods as vehicles within our fleet need to be replaced.

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

New Accounting Pronouncements

There were no new accounting standards issued and adopted by the Company during the first nine months of 2013, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

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

Internal Control – Integrated Framework

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014, after which time COSO will consider the original Framework to be superseded by the 2013 Framework. COSO’s original Framework published in 1992 is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We expect that the adoption of the 2013 Framework will not have a significant impact on the Company.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

REVENUE

Revenue is generated primarily through the provision of local, network access and long distance voice and carrier services, data services, video services and other Internet services.  Such revenues are generated through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Revenue for the three months ended September 30, 2013 decreased $67.2 million, or 5%, to $1,185.3 million as compared with the three months ended September 30, 2012.  Revenue for the nine months ended September 30, 2013 decreased $198.1 million, or 5%, to $3,581.2 million as compared with the nine months ended September 30, 2012.  The declines during both the third quarter and the first nine months of 2013 are primarily the result of decreases in voice revenues, and lower switched and nonswitched access revenue, partially offset by $24.7 million, or 12%, and $62.0 million, or 10%, respectively, increases in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $10.7 million and $21.8 million for the three months and nine months ended September 30, 2013, respectively, due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $416.2 million represented 12% of our revenues for the nine months ended September 30, 2013. Switched access revenue was $180.0 million for the nine months ended September 30, 2013, or 5% of our revenues, down from $223.9 million, or 6% of our revenues, for the nine months ended September 30, 2012.   Subsidy revenue was $236.2 million for the nine months ended September 30, 2013, or 7% of our revenues, down slightly from $237.0 million, or 6% of our revenues, for the nine months ended September 30, 2012.  We expect declining revenue trends in switched access and subsidy revenue during the remainder of 2013.

During the quarter ended September 30, 2013, we lost 24,200 customers, as compared to a loss of 51,800 customers during the quarter ended September 30, 2012. We believe the improved customer retention in 2013 as compared to 2012 is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and bundles.  We lost 20,700 residential customers and 3,500 business customers during the quarter ended September 30, 2013, or 4% of total customers on an annual basis, as compared to 46,700 residential customers and 5,100 business customers lost during the quarter ended September 30, 2012, or 8% of total customers on an annual basis.

Average monthly residential revenue per customer (residential ARPC) increased $0.85, or 1%, to $59.56 and $0.94, or 2%,  to $59.18, during the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. Total residential revenue for the three and nine months ended September 30, 2013 declined $25.2 million and $80.9 million, respectively, or 5% in each period, as compared to the three and nine months ended September 30, 2012 primarily as a result of decreases in local voice and long distance revenues, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. Total residential customers declined by approximately 110,000 since September 30, 2012, principally driven by declines in voice customers. The overall increase in residential ARPC is primarily due to improvements in our bundled customers at a higher ARPC and declining counts in voice-only customers at a lower ARPC. The Company expects continuing improvements in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Average monthly business revenue per customer (business ARPC) increased $6.21, or 1%, to $656.06 and $15.65, or 2%, to $650.43, during the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. Total business revenue for the three and nine months ended September 30, 2013 declined $29.0 million, or 5%, and $72.5 million, or 4%, respectively, as compared to the three and nine months ended September 30, 2012, principally as a result of decreases in our local and long distance revenues. Total business customers declined by approximately 16,700 since September 30, 2012. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in local voice and long distance revenues from business customers to continue.

During the nine months ended September 30, 2013, the Company added approximately 84,500 net broadband subscribers.  During the first nine months of 2012, the Company added approximately 18,100 net broadband subscribers.  The Company’s broadband customer base grew by approximately 26,800 during the third quarter of 2013, as compared to 1,000 during the third

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

quarter of 2012. As of September 30, 2013, approximately 77% of our residential broadband customers, excluding multiple dwelling units and wireless high speed internet, subscribe to a bundle of services. The Company plans to continue to expand broadband availability and speed over the next several years.  We expect to continue to increase broadband subscribers during the remainder of 2013.

Management believes that customer counts and revenue per customer are important factors in evaluating our trends.  Among the key services we provide to residential customers are voice service, data service, video service, and, in some markets, wireless service.  We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs, as well as increasing revenue per customer.  For business customers we provide voice and data services, as well as a broad range of value-added services.

For the above reasons, presented in the table titled “Other Financial and Operating Data” below is an analysis that presents customer counts, average monthly revenue and churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  Customer revenue (all revenue except switched access and subsidy revenue) declined in the first nine months of 2013 by 5% as compared to the prior year period, while there was a 4% decline in residential customers and a 6% decline in business customers since September 30, 2012.   The decline in customers was partially offset by increased penetration of additional products sold to both residential and business customers, which has increased our average monthly revenue per customer.  Economic conditions, a substantial further loss of customers, and increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which could adversely affect our revenue, profitability and cash flows.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of September 30, 2013	As of December 31, 2012	% Increase (Decrease)	As of September 30, 2012	% Increase (Decrease)
Customers	3,096,794	3,173,169	(2%)	3,223,557	(4%)
Broadband subscribers	1,838,915	1,754,422	5%	1,749,139	5%
Video subscribers (1)	377,915	346,627	9%	328,538	15%

	For the three months ended September 30,		$ Increase	% Increase	For the nine months ended September 30,		$ Increase	% Increase

	2013	2012	(Decrease)	(Decrease)	2013	2012	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$506,073	$531,314	$(25,241)	(5%)	$1,526,354	$1,607,244	$(80,890)	(5%)
Business	543,990	573,026	(29,036)	(5%)	1,638,697	1,711,200	(72,503)	(4%)
Customer revenue	1,050,063	1,104,340	(54,277)	(5%)	3,165,051	3,318,444	(153,393)	(5%)
Switched access and subsidy	135,215	148,129	(12,914)	(9%)	416,156	460,856	(44,700)	(10%)
Total revenue	$1,185,278	$1,252,469	$(67,191)	(5%)	$3,581,207	$3,779,300	$(198,093)	(5%)

Switched access minutes of use	4,091	4,481		(9%)	12,490	13,769		(9%)
(in millions)

	As of or for the three months ended September 30,		% Increase		As of or for the nine months ended September 30,		% Increase

	2013	2012	(Decrease)		2013	2012	(Decrease)

Residential Customer Metrics:
Customers	2,822,141	2,932,163	(4%)		2,822,141	2,932,163	(4%)
Revenue (in 000's)	$506,073	$531,314	(5%)		$1,526,354	$1,607,244	(5%)
Average monthly residential
revenue per customer (2)	$59.56	$58.71	1%		$59.18	$58.24	2%
Customer monthly churn	1.81%	1.64%	10%		1.70%	1.62%	5%

Business Customer Metrics:
Customers	274,653	291,394	(6%)		274,653	291,394	(6%)
Revenue (in 000's)	$543,990	$573,026	(5%)		$1,638,697	$1,711,200	(4%)
Average monthly business
revenue per customer	$656.06	$649.85	1%		$650.43	$634.78	2%

(1)  Video subscribers includes a DISH balance adjustment in the third quarter of 2013.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Local and long distance services	$510,080	$560,952	$(50,872)	(9%)
Data and internet services	471,211	455,807	15,404	3%
Other	68,772	87,581	(18,809)	(21%)
Customer revenue	1,050,063	1,104,340	(54,277)	(5%)
Switched access and subsidy	135,215	148,129	(12,914)	(9%)
Total revenue	$1,185,278	$1,252,469	$(67,191)	(5%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Local and long distance services	$1,549,824	$1,700,094	$(150,270)	(9%)
Data and internet services	1,393,475	1,351,858	41,617	3%
Other	221,752	266,492	(44,740)	(17%)
Customer revenue	3,165,051	3,318,444	(153,393)	(5%)
Switched access and subsidy	416,156	460,856	(44,700)	(10%)
Total revenue	$3,581,207	$3,779,300	$(198,093)	(5%)

Local and Long Distance Services

Local and long distance services revenue for the three and nine months ended September 30, 2013 decreased $50.9 million, or 9%, to $510.1 million, and $150.3 million, or 9%, to $1,549.8 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages and long distance services revenue, partially offset by an increase in local voice revenues as Frontier increased charges to residential and business end users to the extent permitted by the Order.  Local and enhanced services revenue for the three and nine months ended September 30, 2013 decreased $36.7 million, or 8%, to $418.9 million, and $103.1 million, or 7%, to $1,273.5 million, respectively, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by an increase in local voice revenues as Frontier increased charges to residential and business end users to the extent permitted by the Order.   Long distance services revenue for the three and nine months ended September 30, 2013 decreased $14.2 million, or 13%, to $91.2 million, and $47.2 million, or 15%, to $276.3 million, respectively, primarily due to lower minutes of use driven by fewer customers, including the migration to bundled packages.

Data and Internet Services

Data and Internet services revenue for the three and nine months ended September 30, 2013 increased $15.4 million, or 3%, to $471.2 million, and $41.6 million, or 3%, to $1,393.5 million, respectively, as compared with the three and nine months ended September 30, 2012.  Data services revenue increased $24.7 million, or 12%, to $237.1 million, and $62.0 million, or 10%, to $689.8 million, respectively, for the three and nine months ended September 30, 2013, as compared with the same periods of 2012, primarily due to increases in the number of broadband customers and sales of Frontier Secure products. As of September 30, 2013, the number of the Company’s broadband subscribers increased by approximately 89,800, or 5%, since September 30, 2012.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and ethernet circuits.  Nonswitched access revenue decreased $9.3 million, or 4%, to $234.1 million, and $20.4 million, or 3%, to $703.7 million, respectively, for the three and nine months ended September 30, 2013, as compared with the comparable periods of 2012, primarily due to lower monthly recurring charges.    These decreases are attributable to a reduction in wireless backhaul and other business revenues. Carrier services excluding wireless backhaul remained relatively flat, as we continue to provide network bandwidth to other telecommunications carriers. We expect wireless data usage to continue to increase, which may drive the need for

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

additional wireless backhaul capacity. Despite the need for additional capacity, we will continue to experience declines in wireless backhaul revenue throughout 2013, as our carrier partners migrate to Ethernet solutions at a lower price point.

Other

Other revenue for the three and nine months ended September 30, 2013 decreased $18.8 million, or 21%, to $68.8 million, and $44.7 million, or 17%, to $221.8 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to lower wireless revenue associated with the sale of our Mohave Cellular Limited Partnership interest on April 1, 2013, the reduction in customers for FiOS video service, lower directory services revenue and decreased customer premise equipment revenue, partially offset during the nine month period by lower bad debt expenses that are charged against revenue.

Switched Access and Subsidy

Switched access and subsidy revenue for the three and nine months ended September 30, 2013 decreased $12.9 million, or 9%, to $135.2 million, and $44.7 million, or 10%, to $416.2 million, respectively, as compared with the three and nine months ended September 30, 2012. Switched access revenue decreased $12.9 million, or 19%, to $55.9 million, and $43.9 million, or 20%, to $180.0 million, for the third quarter and first nine months of 2013, as compared with the same periods of 2012, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue remained relatively flat at $79.3 million and $236.2 million, respectively, for the three and nine months ended September 30, 2013, primarily due to the lower contribution factor for end user USF in 2013.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $124.9 million, $24.7 million and $86.6 million, respectively, and $236.2 million in total, or 7% of our revenues, for the nine months ended September 30, 2013.  The federal and state subsidy revenue for the nine months ended September 30, 2013 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $237.0 million, or 6% of our revenues, for the nine months ended September 30, 2012.

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking on the subject of Universal Service Fund and intercarrier compensation reform (the Order). The Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provides for ongoing USF support for price cap carriers to be capped at the 2011 amount. In May 2013, the FCC announced that the CAF Phase I program will be continued in 2013.   On August 20, 2013, Frontier applied for more than $71.5 million from the second round of CAF Phase I to support the delivery of broadband to an additional 119,000 households.  This funding, if awarded by the FCC, will allow Frontier to accelerate broadband availability in its high-cost, unserved and underserved areas across multiple states. Frontier currently awaits the FCC’s funding determination, which will be based in part on the extent to which unsubsidized competitors cover part of the areas Frontier has proposed to serve. Frontier may need to match all, or a portion of, the funding received from the second round of CAF Phase I to support these projects.

The Order also makes changes to Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. Frontier will be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  The impact of the Order during the second half of 2012 and the first nine months of 2013 was immaterial.

Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds.  Although the FCC has pre-empted state jurisdiction on most access charges,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

many states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Network access	$103,955	$102,051	$1,904	2%

	For the nine months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Network access	$320,467	$333,053	$(12,586)	(4%)

Network access expenses for the three and nine months ended September 30, 2013 increased $1.9 million, or 2%, to $104.0 million, and decreased  $12.6 million, or 4%, to $320.5 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to decreased long distance carriage costs, reduced content costs related to fewer customers for FiOS video service and a reduction in costs for our originating traffic associated with the implementation of the Order effective with the second half of 2012.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended September 30,
				$ Increase	% Increase
	2013		2012	(Decrease)	(Decrease)

Wage and benefit expenses	$293,018	(1)	$315,468	$(22,450)	(7%)
All other operating expenses	256,123		256,880	(757)	-
	$549,141		$572,348	$(23,207)	(4%)

	For the nine months ended September 30,
				$ Increase	% Increase
	2013		2012	(Decrease)	(Decrease)

Wage and benefit expenses	$871,909	(1)	$902,726	$(30,817)	(3%)
All other operating expenses	752,746		761,116	(8,370)	(1%)
	$1,624,655		$1,663,842	$(39,187)	(2%)

(1) Excludes $40.3 million related to the impact of pension settlement costs, as discussed below.

Wage and benefit expenses

Wage and benefit expenses for the three and nine months ended September 30, 2013 decreased $22.5 million to $293.0 million, and $30.8 million to $871.9 million, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to lower costs for compensation resulting from lower average employee headcount and overtime costs, partially offset by higher costs for certain other benefits, including pension and OPEB expense, as discussed below.  Wage and benefit expenses included $9.4 million and $14.8 million of severance costs for the nine month periods in 2013 and 2012, respectively.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs, excluding the impact of pension settlement costs, for the three months ended September 30, 2013 and 2012 were approximately $20.7 million and $17.1 million, respectively.  Pension and OPEB costs include pension and OPEB expense of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

$25.7 million and $20.8 million, less amounts capitalized into the cost of capital expenditures of $5.0 million and $3.7 million, respectively.

Pension and OPEB costs, excluding the impact of pension settlement costs, for the nine months ended September 30, 2013 and 2012 were approximately $61.7 million and $49.5 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $76.6 million and $61.2 million, less amounts capitalized into the cost of capital expenditures of $14.9 million and $11.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Based on current assumptions and plan asset values, we estimate that our 2013 pension and other postretirement benefit expenses (which were $81.6 million in 2012 before amounts capitalized into the cost of capital expenditures) will be approximately $100 million, excluding the impact of pension settlement costs, and before amounts capitalized into the cost of capital expenditures.

All other operating expenses

All other operating expenses for the three and nine months ended September 30, 2013 decreased $0.8 million, to $256.1 million, and $8.4 million, to $752.7 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to lower outside service costs, the lower contribution factor for end user USF in 2013, and the elimination of redundant information technology costs associated with the completion of the systems conversions.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Depreciation expense	$208,719	$209,947	$(1,228)	(1%)
Amortization expense	76,982	88,469	(11,487)	(13%)
	$285,701	$298,416	$(12,715)	(4%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Depreciation expense	$636,201	$628,823	$7,378	1%
Amortization expense	251,024	333,940	(82,916)	(25%)
	$887,225	$962,763	$(75,538)	(8%)

Depreciation and amortization expense for the three and nine months ended September 30, 2013 decreased $12.7 million, or 4%, to $285.7 million, and $75.5 million, or 8%, to $887.2 million, respectively, as compared to the three and nine months ended September 30, 2012.  Amortization expense decreased $82.9 million in 2013, primarily due to lower amortization expense associated with the accelerated write-off of certain software licenses no longer required for operations as a result of the completed systems conversions during the first quarter of 2012, certain Frontier legacy properties that were fully amortized in 2012 and the amortization related to the customer base that is amortized on an accelerated method.  Depreciation expense increased $7.4 million in 2013, primarily due to changes in the remaining useful lives of certain assets.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2012, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2012.  Our “composite depreciation rate” for plant assets was 6.65% as a result of the study.  We anticipate depreciation expense of approximately $845 million for 2013.

Amortization expense for the nine months ended September 30, 2013 and 2012 included $251.0 million and $322.7 million, respectively, for intangible assets (primarily customer base) that were acquired in the Transaction based on an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $330 million for 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PENSION SETTLEMENT COSTS

	For the three and nine months ended September 30,
($ in thousands)
	2013	2012

Pension settlement costs	$40,309	$-

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During the nine months ended September 30, 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $149.0 million, which exceeded the settlement threshold of $125.4 million, and as a result, the Company was required to recognize a non-cash settlement charge of $40.3 million during the third quarter of 2013.  The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.  Because the cash settlement annual threshold of $125.4 million was exceeded in the third quarter of 2013, additional pension settlement charges will be required in the fourth quarter of 2013.  The amount of the non-cash settlement charge to be recorded will be dependent on the level of lump sum benefit payments made in the fourth quarter of 2013.

INTEGRATION COSTS

	For the three months ended September 30,
($ in thousands)
	2013	2012

Integration costs	$-	$4,458

	For the nine months ended September 30,

	2013	2012

Integration costs	$-	$68,204

Integration costs included expenses incurred to integrate the network and information technology platforms, and to enable other integration and cost savings initiatives.  As of March 31, 2012, the Company had completed its network and systems integration into one platform.  While these conversions have been completed, the Company continued throughout 2012 to simplify its processes, eliminate redundancies and further reduce its cost structure while improving its customer service capabilities.  The Company incurred $4.5 million and $68.2 million of operating expenses during the three and nine months ended September 30, 2012, respectively, and $38.8 million in capital expenditures related to integration activities during the first nine months of 2012.  All integration activities were completed as of the end of 2012.

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

	For the nine months ended September 30,
($ in thousands)
	2013	2012

Gain on sale of Mohave partnership interest	$14,601	$-

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On April 1, 2013, the Company sold its 33⅓% partnership interest in the Mohave Cellular Limited Partnership, in which Frontier was the General Partner.  The Company recognized a gain on sale of approximately $14.6 million before taxes in the second quarter of 2013.

INVESTMENT INCOME / LOSSES ON EARLY EXTINQUISHMENT OF DEBT  /  OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Investment income	$382	$323	$59	18%
Losses on early extinguishment of debt	$-	$(245)	$245	100%
Other income, net	$1,142	$4,279	$(3,137)	(73%)
Interest expense	$163,835	$172,188	$(8,353)	(5%)
Income tax expense	$8,461	$35,739	$(27,278)	(76%)

	For the nine months ended September 30,
			$ Increase	% Increase
	2013	2012	(Decrease)	(Decrease)

Investment income	$3,675	$12,417	$(8,742)	(70%)
Losses on early extinguishment of debt	$(159,780)	$(71,063)	$(88,717)	(125%)
Other income, net	$5,459	$6,577	$(1,118)	(17%)
Interest expense	$501,802	$509,104	$(7,302)	(1%)
Income tax expense	$22,981	$66,150	$(43,169)	(65%)

Investment Income

Investment income for the three and nine months ended September 30, 2013 increased $0.1 million to $0.4 million, and decreased $8.7 million to $3.7 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to the investment gains associated with cash received in connection with our previously written-off investment in Adelphia of $1.4 million during the first nine months of 2013 as compared to $9.8 million in the first nine months of 2012.

Our average cash balances were $853.1 million and $550.4 million for the nine months ended September 30, 2013 and 2012, respectively.  Our average total restricted cash balance was $31.8 million and $121.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Losses on Early Extinguishment of Debt

Losses on early extinguishment of debt for the nine months ended September 30, 2013 increased $88.7 million to $159.8 million, as compared with the nine months ended September 30, 2012.

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

During the second quarter of 2012, we recognized a loss of $69.2 million on the early extinguishment of debt in connection with a $500.0 million debt tender offer for our 8.250% Senior Notes due 2014 and 7.875% Senior Notes due 2015.  We also recognized a loss of $2.1 million during the first nine months of 2012 for $78.1 million in open market repurchases of our 6.25% Senior Notes due 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other Income, Net

Other income, net for the three and nine months ended September 30, 2013 decreased $3.1 million to $1.1 million, and $1.1 million to $5.5 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to a decrease of $4.5 million in the settlement of customer advances, partially offset by proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive during the second quarter of 2013.

Interest expense

Interest expense for the three and nine months ended September 30, 2013 decreased $8.4 million, or 5%, to $163.8 million, and $7.3 million, or 1%, to $501.8 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to lower average debt levels resulting from the debt refinancing activities and debt retirements during the second quarter of 2013 and higher capitalized interest in the third quarter of 2013.  Our average debt outstanding was $8,149.1 million and $8,596.2 million for the third quarter of 2013 and 2012, respectively, and $8,335.1 million and $8,491.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Our composite average borrowing rate as of September 30, 2013 and 2012 was 7.96% and 7.87%, respectively.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2013 decreased $27.3 million to $8.5 million, and $43.2 million to $23.0 million, respectively, as compared with the three and nine months ended September 30, 2012, primarily due to lower pretax income in 2013, resulting from the $88.7 million in additional losses on the early extinguishment of debt in 2013 as compared to 2012 and the $40.3 million in non-cash pension settlement costs recognized during the third quarter of 2013. The effective tax rate for the first nine months of 2013 and 2012 was 32.5% and 34.8%, respectively.

Income taxes for the nine months ended September 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $5.0 million benefit from the net reversal of reserves for uncertain tax positions and a $5.0 million benefit arising from state law changes that was recognized in the third quarter of 2013.

The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of September 30, 2013.

We paid $82.7 million and $4.1 million in net cash taxes during the nine months ended September 30, 2013, and 2012, respectively.  Absent any legislative changes in 2013, we expect that our cash tax payments will be approximately $125 million to $150 million for the full year of 2013.  Our 2013 cash tax estimate reflects the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.

Net income attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for the third quarter of 2013 was $35.4 million, or $0.04 per share, as compared to $67.0 million, or $0.07 per share, in the third quarter of 2012, and net income of $45.1 million, or $0.04 per share, as compared to $111.8 million, or $0.11 per share, for the nine months ended September 30, 2012.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  Our long-term debt as of September 30, 2013 was 94% fixed rate debt with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2013.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $474.4 million of our outstanding borrowings at September 30, 2013 have fixed interest rates.  In addition, our undrawn  $750.0 million revolving credit facility has interest rates that float with LIBO, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at September 30, 2013, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2013, the fair value of our long-term debt was estimated to be approximately $8.1 billion, based on our overall weighted average borrowing rate of 7.96% and our overall weighted average maturity of approximately 10 years.     As of September 30, 2013,  there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2012.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2013 is limited to our pension plan assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,181.1 million at September 30, 2013,  a decrease of $72.5 million, or 6%.  This decrease is a result of benefit payments of $194.7 million, primarily lump sum settlements, offset by positive investment returns of $65.1 million, cash contributions of $38.9 million and real property contributions of $18.2 million during the first nine months of 2013.  We made total contributions to our pension plan of $62.3 million in 2013.  Real property contributions of $5.2 million were made in October 2013.  There are no further contributions to be made in 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2013,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at September 30, 2013.  As a result of the Transaction, we have integrated the business processes and systems of the Acquired Business and, as of March 31, 2012, the Company had completed its network and systems integration into one platform.  Accordingly, certain changes were made to our internal controls over financial reporting during 2012.

There have been no other changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014, after which time COSO will consider the original Framework to be superseded by the 2013 Framework. COSO’s original Framework published in 1992 is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We expect that the adoption of the 2013 Framework will not have a significant impact on the Company.

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

Item 1A.  Risk Factors

There have been no changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2013.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2013 to July 31, 2013
Employee Transactions (1)	462,888	$4.07

August 1, 2013 to August 31, 2013
Employee Transactions (1)	1,640	$4.48

September 1, 2013 to September 30, 2013
Employee Transactions (1)	-	$-

Totals July 1, 2013 to September 30, 2013
Employee Transactions (1)	464,528	$4.07

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

 Item 6.Exhibits

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

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ John M. Jureller
John M. Jureller
Executive Vice President and
Chief Financial Officer

Date: November 7, 2013