Form 10-K
period 2013-12-31
FRONTIER COMMUNICATIONS CORP
filed 2014-02-27
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  X     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     (Check one):

    Large Accelerated Filer  ☒       Accelerated Filer  ☐        Non-Accelerated Filer  ☐       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013 was $4,025,490,000 based on the closing price of $4.05 per share on such date.

The number of shares outstanding of the registrant's common stock as of February 14, 2014 was 999,462,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our mission is to be the leader in providing communications services to residential and business customers in our markets.  We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction.  We offer a variety of voice, data, and television (TV) services and products, some that are available on a standalone basis, and others that are available as bundled or packaged solutions.  We believe that our local engagement structure, 100% U.S.–based workforce and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

Highlights for 2013

In 2013, we continued to improve our customer metrics and revenue trends while strengthening our financial profile as follows:

•	Broadband Net Additions

During 2013, we added approximately 112,250 net broadband subscribers (an increase of approximately 6.4%), which exceeded the total net additions for the last three years combined, bringing our total number of broadband subscribers to 1,866,700 as of December 31, 2013.  The net increase in broadband subscribers contributed to our improved revenue performance.   We continued to invest in network speed and capacity to support our goal of attracting additional customers and increasing broadband penetration. In 2013, our broadband availability increased by 167,000 new households, and we are now able to offer broadband to over 6.4 million households as of December 31, 2013.  During 2013 and 2012, Frontier received a total of $71.9 million from the first round of the Federal Communications Commission’s (FCC) Connect America Fund (CAF) Phase I and $57.6 million related to the second round of CAF Phase I to support broadband deployment in unserved and underserved high-cost areas. In January 2014, we received an additional $3.7 million.  We spent $32.7 million and $4.8 million of these funds on network expansion in 2013 and 2012, respectively, enabling 64,400 new households with broadband.

•	Improved Customer Metrics

Our rate of residential customer loss improved to 3%  during 2013 as compared to 7% for 2012.  We believe that this improvement in customer retention is principally due to investments in our network, our local engagement strategy, improved customer service and the introduction of our standalone Simply Broadband product. In addition to our increase in broadband subscribers, we added over 38,700 net video subscribers during 2013.

Our average monthly residential revenue per customer in 2013 improved by $0.97, or approximately 2%, to $59.30, as compared to the prior year.  Our average monthly business revenue per customer in 2013 improved by $14.13, or approximately 2%, to $653.26, as compared to the prior year.

•	Strengthened Balance Sheet and Financial Profile

In April 2013, we raised $750.0 million in a registered debt offering of 7.625% senior unsecured notes due 2024.  We used the net proceeds, together with cash on hand, to finance cash tender offers, and otherwise retire and repurchase debt in the aggregate principal amount of $1,563.0 million during the year. These actions have enabled us to reduce our debt maturities in 2014, 2015 and 2016 to $257.9 million, $259.8 million and $345.5 million, respectively, which we believe can be funded from net cash provided by operating activities during each of the next three years.

For the year ended December 31, 2013, we generated revenue of $4.8 billion, including customer revenue of $4.2 billion and regulatory revenue of $0.6 billion, and net cash provided by operating activities of $1.5 billion.  We have a well-balanced debt maturity schedule and we have available liquidity of over $1.6 billion as of December 31, 2013, comprised of cash and available credit on our $750.0 million revolving credit facility.

Our operating results, prudent capital investments, and expense management provided a strong cash flow base and a solid financial platform for investing in the business, servicing our debt and maintaining our dividend payout.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	The AT&T Transaction

On December 17, 2013, the Company announced that it entered into an agreement to acquire the wireline properties of AT&T Inc. (AT&T) in Connecticut for a purchase price of $2.0 billion in cash (the AT&T Transaction).  Upon completion of the AT&T Transaction, we will operate AT&T’s wireline business that provides services to residential, commercial and wholesale customers in Connecticut, making Connecticut the Company’s largest market.  We will also acquire AT&T’s U-verse® video and satellite TV customers in Connecticut. As of the date of the announcement, this business had approximately 900,000 voice, 415,000 broadband, and 180,000 video connections. The AT&T Transaction is expected to close in the second half of 2014.

Communications Services

As of December 31, 2013, we are the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.1 million customers, 1.9 million broadband connections and 13,650 employees. We operate as an ILEC in 27 states and will also operate in Connecticut after consummation of the AT&T Transaction.

We conduct business with both residential and business customers, and we provide the “last mile” of communications services to customers in these markets. During 2013, our customer revenue was $4,209.9 million, including residential revenue of $2,029.5 million and business revenue of $2,180.5 million. At December 31, 2013, we had 1,866,700 broadband subscribers and 385,400 video subscribers.  Our services and products include:

•	data and Internet services
-	wireline broadband services
-	data transmission services (e.g., DS1, DS3, OCNX, Ethernet, dedicated Internet Protocol)
-	wireless broadband services
-	computer security and premium technical support (i.e., Frontier Secure)
-	commercial Voice over Internet Protocol (VoIP) service

•	local and long distance voice services
-	local voice services
-	enhanced services (e.g., voicemail, call waiting)
-	long distance network services

•	access services

•	other services
-	satellite and terrestrial video
-	customer premise equipment
-	directories

Company Strategies

The key elements of our strategy are as follows:

Lead with Broadband.    We are concentrating on broadband as the core growth component of our service offering, either bundled with our voice and/or video services, or on a standalone basis. During 2013, we added approximately 112,250 net broadband subscribers, which exceeded the total net additions for the last three years combined, bringing our total number of broadband subscribers to 1,866,700 as of December 31, 2013. The increase in broadband subscribers contributed to our improved revenue performance.

We continue to spend capital for the expansion and improvement of broadband availability and speed in our markets and view this expansion as an opportunity to attract and retain a greater number of customers and increase average revenue per residential and business customer.  These capital expenditures include enhancing the existing outside plant by expanding fiber-based infrastructure through more of our network, enhancing transport and expanding the capability of our middle-mile and data backbone.

As of December 31, 2013, approximately 90% of the households throughout our territories had access to our wireline broadband products with speeds of at least 1 Mbps.  See “Network Architecture and Technology” for a table that summarizes our broadband availability to the households throughout the Company’s territories.  In addition, we have committed to federal and state regulatory authorities to expand broadband availability in certain areas and for expansion of broadband in unserved and underserved areas.  See “—Regulatory Environment—Regulation of our business.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Drive Revenue Performance.  We tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complimentary products and services.  We are increasing broadband market share through innovative and simplified product packages and promotions, and we expect to improve subscription rates for broadband services.  We provide direct broadcast satellite services from DISH in all of our markets and fiber optic-based video services in parts of three states.  We have implemented several growth initiatives, including new products and services, such as wireless broadband, satellite broadband,  satellite video and “Frontier Secure” computer security and premium technical support. We will continue to focus on growing those products and services, and review opportunities to offer new ones. Our marketing strategy includes the sale of voice, data and video services as standalone offerings and bundled packages and the use of promotions and incentives to drive market share through a variety of channels.  We believe these marketing strategies yield increased revenue per customer, strong customer relationships and improved customer retention.

Keep our Customers.  Our strategy includes engaging our markets at the local level to ensure that we have a customer-driven sales and service focus that differentiates us from our competitors.  Our markets are operated by local managers responsible for the customer experience, as well as the financial results in these markets.  We invest in infrastructure improvements and enhancements each year, recognizing that the economic livelihood of the communities we serve will affect opportunities to grow the business. We therefore have a vested interest in the economic development of the communities we serve. We are involved in these communities to create a competitive advantage through long-term customer loyalty.  We are committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.    We continue to invest to provide an optimal customer experience to include enhancing our customer service operations,  efficiently provide service to new customers, and timely service resolutions for existing customers.

Realize Cost  Savings.  We continue to engage in cost reduction initiatives in order to maintain and improve our profit margins. During 2013, our cost reduction initiatives resulted in savings of $92.6 million as compared to the prior year. We focus on simplifying our processes, eliminating redundancies and further reducing our cost structure while improving our customer service capabilities.

Evaluate Strategic Initiatives.  Selectively, we evaluate and may pursue strategic acquisitions that would enhance shareholder value.  On December 17, 2013, the Company announced that it entered into an agreement to acquire the wireline properties of AT&T in Connecticut for a purchase price of $2.0 billion in cash.  Upon completion of the AT&T Transaction, Frontier will operate AT&T’s wireline business and fiber optic network that provides services to residential, commercial and wholesale customers in Connecticut.   The Company will also acquire AT&T’s U-verse video and satellite TV customers in Connecticut.  We expect the AT&T Transaction to close in the second half of 2014.

In July 2010, we acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (the 2010 Transaction) in 14 states (the Acquired Territories), including Internet access and long distance services and broadband video provided to designated customers in the Acquired Territories (which we refer to as the 2010 Acquired Business).

Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of our markets.  Our product portfolio includes voice services, Internet access, broadband-enabled services and video services. We offer these services both on a standalone basis and as bundled packages that are purposely designed to simplify customer purchasing decisions and to provide the customer with pricing discounts.  Periodically, we offer selective incentives and promotions to influence customers to purchase or retain certain services.  We are staffed locally with skilled technicians and supervisors, which enables us to provide an array of communications services to meet our customers’ needs.  Our call center operations and field technicians are staffed with 100% U.S.-based employees.

Generation of Revenue

We generate revenue primarily by providing: (1) data and Internet services and wireless data services; (2) basic local and long distance voice wireline services to residential and business customers in our service areas; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; (4) sales of third party and owned video services; and (5) sales of customer premise equipment.

Data and Internet services. We offer a wide range of wireline and satellite broadband services to our residential, commercial and carrier customers.  Residential services include broadband, dial up Internet, portal and e-mail products.  Commercial services include Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS), Time Division Multiplexing (TDM) data transport services and optical transport services. These services are all supported by a 24/7 help desk and an advanced network

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

operations center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed in advance.

We also offer our Frontier Secure suite of products aimed at managing the digital experience for our customers and designed to provide value and simplicity to meet customers’ ever-changing needs.  Frontier Secure offers products and services to protect key aspects of digital life, including computer security, cloud backup and sharing, identity protection, equipment insurance and 24/7 premium U.S.-based technical support. These products and services are sold nationwide directly to consumers and small businesses, and wholesale through strategic partnerships under either a private brand or the Frontier Secure brand.

We offer wireless broadband services (using unlicensed WiFi spectrum) in select markets utilizing networks that we own or operate.  Long-term contracts are generally billed in advance on an annual or semi-annual basis.  End-user subscribers are generally billed in advance on a monthly recurring basis and businesses, colleges and universities are billed on a monthly recurring basis for a fixed number of users.  Hourly, daily and weekly casual end-users are billed by credit card at the time of use.

Local and long distance voice services.  We provide basic wireline services to residential and business customers in our service areas.  Our service areas are generally less densely populated than the primary service areas of the largest ILECs.  We also provide enhanced services to our customers by offering a number of calling features, including call forwarding, conference calling, caller identification, voicemail and call waiting.  All of these local services are billed monthly in advance.  Long distance network service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute-of-use basis.

We also offer packages of communications services.  These packages permit customers to bundle their basic wireline service with their choice of enhanced, long distance, video and Internet services.

We are continuing our efforts to increase the penetration of our enhanced services which produce revenue with higher operating margins due to the relatively low marginal operating costs necessary to offer such services.  Integrating these services with other services may provide the opportunity to capture an increased percentage of our customers’ total communications expenditures.

Access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. On November 18, 2011, the FCC released the USF/ICC Report & Order (the Order) that, beginning in July 2012, requested that we transition to terminating switched access rates over time to near zero by July 2017. The Order enables companies to recover part of the decline through increases in subscriber line fees charged to some residential and business wireline voice customers.  While the FCC has asserted jurisdiction over these terminating access rates, during the transition the charges will continue to be based on tariffs filed with both the FCC and state regulatory agencies. Monthly recurring access service fees are billed in advance.     We also receive subsidies from state and federal authorities based on the higher cost of providing wireline service to certain rural areas that are included in our access services revenue. Beginning in July 2012, the Company began receiving federal subsidies for the deployment of broadband in unserved and high-cost areas.

Video services.  We have offered video services under an exclusive agency relationship with DISH since August 2011. We receive from DISH, and recognize as revenue, activation fees, other residual fees and nominal management, billing and collection fees. Additionally, we offer fiber optic-based video services on a limited basis in the states of Indiana, Oregon and Washington pursuant to franchises, permits and similar authorizations issued by local franchising authorities.

Customer Premise Equipment.  We offer our small, medium and enterprise business customers a wide range of third-party communications equipment tailored to their specific business needs.  Equipment sales are most often sold in conjunction with a variety of voice, data and Internet services; however, equipment may also be sold on a standalone basis.  We recognize revenue for these equipment sales in accordance with the contracts, and separately from any related maintenance agreements, generally at time of installation and acceptance by our customers.

Customer Metrics

Our Company, like others in the industry, utilizes reporting metrics focused on units. Consistent with our strategy to focus on the customer, we also utilize residential and business customer metrics that, when combined with unit counts, provide additional insight into the results of our strategic initiatives described above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the year ended December 31,
	2013	2012

Residential Customer Metrics:
Customers	2,803,481	2,887,063
Revenue (in 000's)	$2,029,479	$2,128,859
Average monthly residential revenue per customer (1)	$59.30	$58.33
Customer monthly churn	1.69%	1.62%

Business Customer Metrics:
Customers	270,799	286,106
Revenue (in 000's)	$2,180,456	$2,276,119
Average monthly business revenue per customer	$653.26	$639.13

Total customers	3,074,280	3,173,169
Broadband subscribers	1,866,670	1,754,422
Video subscribers	385,353	346,627

(1)  Calculation excludes the Mohave Cellular Limited Partnership which was sold as of April 1, 2013.

During 2013, we lost 83,600 residential customers, net, and 15,300 business customers,  net, or 3%  of total customers, as compared to 216,700 residential customers, net, and 23,800 business customers, net, lost during the year ended December 31, 2012, or 7%  of total customers.  We believe the improved customer retention in 2013 as compared to 2012 is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and bundles. Our residential customer monthly churn was 1.69% and 1.62% for the years ended December 31, 2013 and 2012 respectively.

Average monthly residential revenue per customer (residential ARPC) increased $0.97, or 2%, to $59.30 during 2013 as compared to 2012.  Total residential revenue for the year ended December 31, 2013 declined $99.4 million, or 5%, as compared to the year ended December 31, 2012 primarily as a result of decreases in local voice and long distance revenues, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. We had approximately 2,803,500 and 2,887,100 total residential customers as of December 31, 2013 and 2012, respectively. Total residential customers declined by approximately 83,600 since December 31, 2012, principally driven by declines in voice customers. The overall increase in residential ARPC is primarily due to additional bundled customers at a higher ARPC combined with declining counts in voice-only customers at a lower ARPC. The Company expects continuing improvements in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services. Economic conditions and/or increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which would adversely affect our revenue, profitability and cash flows.

Average monthly business revenue per customer (business ARPC) increased $14.13, or 2%, to $653.26,  for 2013, as compared to 2012. We had approximately 270,800 and 286,100 total business customers as of December 31, 2013 and 2012, respectively. Total business revenue for the year ended December 31, 2013 declined $95.7 million, or 4%, as compared to the year ended December 31, 2012, principally as a result of decreases in our local and long distance revenues and wireless backhaul. Total business customers declined by approximately 15,300 since December 31, 2012. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in local voice and long distance revenues and wireless backhaul revenues from business customers to continue into 2014, mitigated, in part, by increases in data revenues.

During 2013, we added approximately 112,250 new broadband subscribers, net, as compared to 23,400 during 2012. The Company had 1,866,700 broadband subscribers at December 31, 2013.  As of December 31, 2013, we were able to offer broadband to approximately 6.4 million households, or 90% of the 7.1 million households in our territory.  We continue our efforts to increase broadband subscribers and increase our share of the applicable residential and business markets.   We continue to invest in network speed and capacity to support our goal of driving additional broadband penetration. We also believe our customers value the convenience and price associated with receiving multiple services from a single provider. We expect to continue to increase broadband subscribers in 2014. As of December 31, 2013, approximately 76% of our residential

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

broadband customers, (excluding multiple dwelling units and wireless high speed Internet), subscribe to a bundle of services. Throughout our territories, we offer satellite video services through DISH and, in addition, we offer fiber optic-based video services in three states.  We gained 38,700 video subscribers, net during 2013.  At December 31, 2013, we had 385,400 video customers.

The following table sets forth total residential customers by state  as of December 31, 2013:

State	Residential customers	Percentage of residential customers

West Virginia	336,092	12.0%
New York	278,111	9.9%
Indiana	277,663	9.9%
Illinois	267,043	9.5%
Ohio	248,894	8.9%
Michigan	201,031	7.2%
Washington	200,810	7.2%
Oregon	145,569	5.2%
Wisconsin	135,347	4.8%
Pennsylvania	127,381	4.5%
Minnesota	103,625	3.7%
North Carolina	102,493	3.7%
California	76,166	2.7%
Arizona	69,704	2.5%
Idaho	53,558	1.9%
South Carolina	42,639	1.5%
Other States (1)	137,355	4.9%
Total	2,803,481	100%
Total business customers	270,799
Total customers	3,074,280

(1) Includes Tennessee, Nevada, Iowa, Nebraska, Alabama, Utah, Georgia, Montana, New Mexico, Mississippi and Florida.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Network Architecture and Technology

Our local exchange carrier networks consist of host central office and remote sites, primarily equipped with digital and Internet Protocol switches.  The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers.  We own fiber optic and copper cable, which has been deployed in our networks and are the primary transport technologies between our host and remote central offices and interconnection points with other incumbent carriers.

Our fiber optic and copper transport system is capable of supporting increasing customer demand for high bandwidth transport services. We routinely enhance our network and are currently upgrading with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical Add/Drop Multiplexers (ROADM) transport systems, Very High Bit-Rate Digital Subscriber Line (VDSL) broadband equipment, and  VoIP switches.  These systems will support advanced services such as Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS) transport, and VoIP.  The network is designed with redundancy and auto-failover capability on our major circuits.

As of December 31, 2013 and 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	2013	2012

1 Mbps	90%	88%
3 Mbps	86%	83%
4 Mbps	83%	77%
6 Mbps	76%	74%
12 Mbps	61%	51%
20 Mbps	48%	40%

Rapid and significant changes in technology are expected to continue to occur in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes.  We believe that our existing network architecture strategy will enable us to respond to these ongoing technological changes efficiently. In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

Competition

Competition in the communications industry is intense. We experience competition from many communications service providers, including cable operators offering video, data and VoIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers, satellite video, satellite broadband and other wireline carriers.  We believe that as of December 31, 2013, approximately 95% of the households in our territories could receive voice, data and video services from a competitive provider.

As a result of competition and the current state of the economy, some of our customers may discontinue our services.  These trends may continue and may result in a continued challenging business environment.

We employ a number of strategies to combat the competitive pressures and changes in customer behavior noted above.  Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and up-selling services to existing customers, new customer growth, win-backs of former customers, new product deployment, and by managing our profitability and cash flow through targeted reductions in operating expenses and prudent capital expenditures.

On the business side of our operations, we are focused on many of the same strategies and enhancements described above as well as providing transport services (wireless backhaul) to wireless cell towers in our territories and expanding the number of people selling and servicing our medium, enterprise and government customers with sophisticated products and services (e.g., IP PBX, E911 equipment, Ethernet, SIP trunking).

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to customer service is demonstrated by our 100% U.S.-based workforce, our expanded customer service hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services to our voice customers. Our bundled services include broadband, unlimited long distance calling, enhanced voice features and video offerings.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We are also focused on increasing sales of existing products, including unlimited long distance minutes, bundles of long distance minutes, wireless data and the Frontier Secure product suite. We had a total of 465,000 Frontier Secure customers as of December 31, 2013, or 25% penetration of our broadband base, as compared to 375,500 customers at December 31, 2012, or 21% penetration of our broadband base. Frontier Secure offers products and services to protect key aspects of digital life, including computer security, cloud backup and sharing, identity protection, equipment insurance and 24/7 premium U.S.-based technical support. These products and services are sold nationwide directly to consumers and small businesses, and wholesale through strategic partnerships under either a private brand or the Frontier Secure brand. Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long term profitability or impact on revenue.

We believe that offering multiple products and services to our customers, providing a single bill, on-line payment capability, providing superior customer service, and being active in our local communities will develop customer loyalty which should help us generate new, and retain existing, customer revenue.

For additional discussion of our competitive strategies, see “Company Strategies” above.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions.  We expect federal and state lawmakers to continue to revise the statutes and regulations governing communications services.

Regulation of our business

We are subject to federal, state and local regulation and we have various regulatory authorizations for our regulated service offerings.  At the federal level, the FCC generally exercises jurisdiction over interstate or international telecommunications services and over facilities to the extent they are used to provide, originate or terminate interstate or international services.  State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate or terminate those services.   Most of the local exchange companies that are operated by us operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  In addition, local governments often regulate the public rights-of-way necessary to install and operate networks, and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way.  Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises and construction permits and to abide by building codes.

Many state regulatory agencies have substantial oversight over the provision by incumbent telephone companies, like our company, of interconnection and non-discriminatory network access to competitive providers. Under the Telecommunications Act of 1996 (the “1996 Act” or the “Telecommunications Act”), state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent telephone companies, like our company, and competitive local exchange carriers, in accordance with rules set by the FCC.  The FCC and State regulatory commissions also impose fees on providers of telecommunications services within their respective states to support state universal service programs.  Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

The FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013.   We were required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively.  As of December 31, 2013 we had expanded broadband availability in excess of 3 Mbps to 85.4% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 83.5% of the households throughout the Acquired Territories.  Accordingly, we have met our FCC requirement to provide 3 Mbps coverage to 85% of the households and 4 Mbps coverage to 75% of the households in the Acquired Territories as of the end of 2013.  We have also met our FCC requirement to provide 4 Mbps coverage to 80% of the households in the Acquired Territories by the end of 2014.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190.0 million in 2010. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

initiatives in the state of West Virginia.  As of December 31, 2013, $176.3 million had been released from the escrow accounts and the Company had a restricted cash balance in the remaining escrow account in the aggregate amount of $11.4 million, including interest earned.  The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in the respective states.  In September 2013, the letter of credit facility expired.

In addition, in certain states, we are subject to operating restrictions such as rate caps and minimum service quality standards (whereby the failure to meet may result in penalties, including, in one state, cash management limitations on certain of our subsidiaries in that state). In one other state, our subsidiaries are subject to restrictions on the amount of dividends that can be paid to the parent company through June 30, 2014. We are also required to report certain financial information.  At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 19% of our total access lines at December 31, 2013 are in state jurisdictions under the rate of return regulatory model.  We will continue to advocate for no or reduced regulation with various regulatory agencies. In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services.

Telecommunications providers are subject to FCC rules governing privacy of certain customer information. Among other things, these rules obligate carriers to implement procedures to: protect certain customer information from inappropriate disclosure; obtain customer permission to use certain information in marketing; authenticate customers before disclosing account information; and annually certify compliance with the FCC’s rules. Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business during the specified periods, including our ability to raise rates in a declining revenue environment and to manage cash transfers from our subsidiaries in two states if we do not meet certain operating service criteria.

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

On November 18, 2011, the FCC adopted an Order to reform the Federal Universal Service High-Cost Fund (USF) and Intercarrier Compensation (“the Order”). The Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $71.9 million in the first round of CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet.  The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service.    We are required to implement, spend and enable these 92,877 households no later than July 24, 2015.  We spent $32.7 million and $4.8 million of these funds on network expansion in 2013 and 2012, respectively, enabling 64,400 households.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.    The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.   The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. The CAF funds received are accounted for as Contributions in Aid of Construction and were initially recorded as increases to Cash and Other liabilities on the balance sheet.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Order also reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, and it began a multi-year transition in July 2012, with the second step implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017.  Frontier expects to be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  Accordingly, we cannot predict the long-term impact at this time but believe that the Order will provide a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

Future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows. Switched access and subsidy revenues continued to decline in 2013, as compared to 2012, and are expected to decline further in 2014.

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

Certain state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.  The Order, however, removes much of the states’ authority to set terminating intrastate switched access rates. This aspect of the Order has been challenged by certain parties in court. Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, many states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC has concluded that VoIP and facilities-based broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act, a decision that the United States Court of Appeals for the District of Columbia Circuit has upheld.  The FCC has also required VoIP providers to provide enhanced 911 emergency calling capabilities. In the Order, the FCC has determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates.  Additionally, the Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  However,  the FCC declined to address other VoIP-related issues, and the FCC has stated its intent to address open questions regarding the treatment of VoIP services in its ongoing “IP-Enabled Services Proceeding.” Internet telephony may have an advantage in the marketplace over our traditional services if this service remains less regulated.

Current and potential Internet regulatory obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet.  There is currently only limited regulation applicable to these services.

The FCC has classified wireline broadband Internet access service (whether provided over cable or telecommunications facilities), mobile wireless based broadband Internet access service and other forms of broadband Internet access services as “information services” not subject to mandatory common carriage regulation.  Specifically, the FCC has determined that these information services are functionally integrated with any underlying telecommunications component, and that there is no obligation to separate out and offer that transmission component subject to common carriage regulation.  As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

In October 2009, the FCC issued a proposed rulemaking looking at rules to “Preserve a Free and Open Internet,” (i.e., net neutrality) including a reconsideration of the legal classification of broadband and proposed restrictions on broadband network management practices. On December 21, 2010, the FCC adopted an order imposing some regulations on Internet service providers.  These regulations affect fixed and mobile broadband providers differently.  These regulations became effective November 20, 2011, and we are in compliance with these regulations.  On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the portions of the FCC’s rules that prohibited blocking and required non-discriminatory treatment.  The Chairman of the FCC has stated his intention to preserve the spirit of the vacated rules.  The D.C. Circuit’s ruling may be appealed or the FCC may take other regulatory actions to implement “Open Internet” policies.  The future state of these regulations and their effect on us is unknown.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Video programming

Federal, state and local governments extensively regulate the video services industry.  Our fiber optic-based video service is subject to, among other things, subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming, on a limited basis, in Oregon, Washington and Indiana pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. We believe that we are in compliance and meeting all material standards and requirements. Franchises are generally granted for fixed terms of at least ten years and must be periodically renewed.  Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.

Environmental regulation

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

Additional Information on AT&T Transaction

The consummation of the AT&T Transaction is subject to the satisfaction of certain conditions, including review or approval by the U.S. Department of Justice, the FCC and the Connecticut Public Utilities Regulatory Authority, and other customary closing conditions. We expect the transaction to close in the second half of 2014. A full conversion of AT&T’s Connecticut operations onto our existing systems and networks is planned to correspond with the closing of the AT&T Transaction.

The AT&T Transaction will add approximately 2,700 employees to our Company, a majority of whom are represented by the Communications Workers of America. Following the close of the AT&T Transaction, we will operate in the State of Connecticut,  and in 28 states overall, and have approximately 16,350 employees, all located in the United States.

On December 16, 2013, we signed a commitment letter for a bridge loan facility.    On January 29, 2014, we entered into a bridge loan agreement (the Bridge Loan Agreement) among the Company, the lenders party thereto (the Lenders) and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion (the Bridge Facility) for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Employees

As of December 31, 2013, we had approximately 13,650 employees, as compared to approximately 14,650 employees as of December 31, 2012.   Approximately 8,400 of our employees are represented by unions.   The number of employees covered by collective bargaining agreements that expired in 2013, but have been extended and are still effective in 2014, is approximately 2,600.   The number of employees covered by collective bargaining agreements that expire in 2014 is approximately 1,200.   We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act).  Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically.

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

We also make available on our website, as noted above, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors.  Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905 Attention: Corporate Secretary.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC.  In particular, you should carefully consider the risk factors described below and read the risks and uncertainties related to “forward-looking statements” (which we do not undertake to update) as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the MD&A) section of this Form 10-K, any of which could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.   The risks and uncertainties described below are not the only ones facing our Company.  Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.  The following risk factors should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in this report.

Risks Related to the AT&T Transaction

We may not consummate the AT&T Transaction on the terms or timeline currently contemplated or at all.

The consummation of the AT&T Transaction is subject to certain conditions, including (i) the absence of a court or other governmental order prohibiting consummation of the transaction, (ii) the receipt of applicable regulatory consents, (iii) the absence of a material adverse effect on the business to be acquired from AT&T and (iv) other customary closing conditions.  We can make no assurances that the AT&T Transaction will be consummated on the terms or timeline currently contemplated, or at all.  We have expended and will continue to expend a significant amount of capital and management’s time and resources on the AT&T Transaction, and a failure to consummate the AT&T Transaction as currently contemplated, or at all, could have an adverse effect on our business, our results of operations and cash flows.  In addition we may choose to raise all or a portion of the financing required to complete the AT&T Transaction prior to the closing of such transaction.  If we do so, and if the AT&T Transaction is ultimately not consummated or is delayed for a significant period of time, we could be obligated to pay significant interest expense and other costs in connection with the financing without achieving the expected benefits of the AT&T Transaction. The trading price of our securities could be adversely affected if the AT&T Transaction is not consummated as currently contemplated, or at all.

Our effort to combine our business and the business to be acquired from AT&T may not be successful.

The Company is devoting a significant amount of time and attention to the process of integrating the operations of our business and the business to be acquired from AT&T, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services or strategies.  The size and complexity of the acquired business and the process of using our existing common support functions and systems to manage the acquired business after the acquisition, if not managed and completed successfully by management, may result in interruptions of the business activities of the Company that could have an adverse effect on the Company’s business, financial condition and results of operations.

We may not realize the cost synergies that are anticipated from the AT&T Transaction.

The success of the AT&T Transaction will depend, in part, on our ability to realize anticipated cost synergies.  The Company’s success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations.  Even if the Company is able to integrate the Frontier and acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies that Frontier currently expects within the anticipated time frame or at all.

If the assets included in the business to be purchased from AT&T are insufficient to operate the acquired business, it could adversely affect the Company’s business, financial condition and results of operations.

Pursuant to the stock purchase agreement executed in connection with the AT&T Transaction, AT&T will contribute to the acquired business certain assets and liabilities of its local exchange business and related landline activities in Connecticut, including video, broadband internet and switched long distance services provided to designated customers located in Connecticut.  However, the contributed assets may not be sufficient to operate all aspects of the acquired business and the Company may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business, which could cost the Company more than we anticipate.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the stock purchase agreement, we have certain rights to cause AT&T to transfer to us any assets required to be included in the acquired business that were not contributed as required.  If AT&T is unable or unwilling to transfer those assets to the Company, or if AT&T and Frontier disagree about whether those assets were required to be contributed to the acquired business under the stock purchase agreement, the Company might not be able to obtain those assets or similar assets from others without significant additional costs or at all, which could adversely affect the Company’s business, financial condition and results of operations.

The Company’s business, financial condition and results of operations may be adversely affected following consummation of the AT&T Transaction if the Company is not able to obtain requisite consents or enter into certain agreements.

The products and services of the acquired business are currently provided by AT&T to certain customers pursuant to master agreements, together with other AT&T products or services.  Pursuant to the stock purchase agreement, we and AT&T have jointly agreed to use our reasonable best efforts for six months following the consummation of the AT&T Transaction to obtain any consents required to separate from such master agreements and assign to Frontier the portion thereof related to the acquired business.  To the extent that the parties are not able to obtain any such required consent, such contracts will not be assigned to us and we may not be able to establish a direct relationship with such customers.

Frontier must also enter into agreements and obtain consents related to, among other things, video transport and content, in order to provide video services to customers in Connecticut following consummation of the AT&T Transaction.  In the event Frontier is not able to enter into such agreements or obtain such consents, AT&T has agreed to arrange for such services to be provided to Frontier until October 1, 2014.  If we are not able to enter into the video transport and content agreements and obtain the related consents by October 1, 2014, we may not be able to provide such services to customers in Connecticut following consummation of the AT&T Transaction, which could have an adverse impact on our business, financial condition and results of operations.

Regulatory agencies may delay approval of the AT&T Transaction, fail to approve it, or approve it in a manner that may diminish the anticipated benefits of the AT&T Transaction.

Completion of the AT&T Transaction is conditioned upon the receipt of certain government consents, approvals, orders and authorizations.  While we intend to pursue vigorously all required governmental approvals and do not know of any reason why we would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before completion of the AT&T Transaction could delay its completion.  A lengthy delay in the completion of the AT&T Transaction could diminish the anticipated benefits and/or result in additional transaction and financing costs, loss of revenues or other effects associated with uncertainty about the transaction.  In addition, until the AT&T Transaction is completed, the attention of Frontier management may be unnecessarily diverted from ongoing business and regular business responsibilities.

Further, governmental agencies may decline to grant required approvals, or they may impose conditions on their approval of the AT&T Transaction that could have an adverse effect on the Company’s business, financial condition and results of operations.  If certain governmental agencies decline to grant any required approval for the AT&T Transaction, the AT&T Transaction may not be consummated.  In addition, conditions imposed by governmental agencies in connection with their approval of the AT&T Transaction (such as service quality or capital expenditure requirements) may restrict the Company’s ability to achieve anticipated synergies, revenues and cash flows.

The stock purchase agreement contains provisions that may discourage other companies from trying to acquire Frontier.

The stock purchase agreement for the AT&T Transaction contains provisions that may discourage a third party from submitting a business combination proposal to us prior to the closing of the AT&T Transaction that might result in greater value to our stockholders than the AT&T Transaction. The stock purchase agreement provides that we may not sell all or substantially all of our assets unless the buyer assumes in writing our obligations, including the payment of the purchase price, under the stock purchase agreement.  This would represent an additional cost for a potential third party seeking a business combination with us.

Our stock price may be adversely affected if we are unable to consummate the AT&T Transaction.

If the AT&T Transaction is not completed for any reason, the trading price of Frontier’s common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the AT&T Transaction will be completed and the related benefits will be realized.  Frontier may also be subject to additional risks if the AT&T Transaction is not completed, including:

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•

significant costs related to the transaction, such as legal, accounting, filing, financial advisory, and integration costs that have already been incurred or will continue up to closing.  The Company currently expects that it will incur approximately $225 million to $275 million of costs related to acquisition and integration activities in 2014;

•	significant interest expense will be incurred if Frontier completes the financing of approximately $1.9 billion prior to closing; and

•	potential disruption to the business of Frontier and distraction of its workforce and management team.

The pendency of the AT&T Transaction could adversely affect the business and operations of Frontier and the acquired business.

In connection with the pending AT&T Transaction, some customers of the acquired business may delay or defer decisions or may end their relationships with AT&T prior to completion of the AT&T Transaction or with the Company after the AT&T Transaction closes.

~~Risks Related to Our Business~~

The risks discussed below in this section refer to the “Company” for ease of reference. The risks apply to us as a standalone entity before the AT&T Transaction is completed, will continue to apply to us if the AT&T Transaction is not completed for any reason and will also apply to the combined company assuming the AT&T Transaction closes.

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

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, VoIP providers and cable companies that may provide services competitive with the services that we offer or intend to introduce.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that competition will remain robust.  Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses.

We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on the success of capital expenditure investments in our properties, in addition to our new marketing efforts, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We may be unable to stabilize or grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy. We have experienced revenue declines in 2013 and 2012 as compared to prior years. While we have identified some potential areas of opportunity and implemented several revenue initiatives, we cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services or necessitate increased discounts.

We could be adversely impacted by weak economic conditions or their effects.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced voice services, broadband and video services and make it difficult for us to obtain new customers.  In addition, if economic conditions deteriorate, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers.

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

We have substantial business relationships with other communications carriers for whom we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in the industry could result in the loss of significant customers for us, as well as cause more price competition and an increased allowance for doubtful accounts receivable.  Such bankruptcies may be more likely in the future if economic conditions stagnate.  As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of December 31, 2013, we had approximately 13,650 employees.   Approximately 8,400 of these employees, or 62% of the total workforce, were represented by unions and were therefore subject to collective bargaining agreements. As of December 31, 2013, we had approximately 2,600 employees covered by collective bargaining agreements that expired in 2013, but have been extended and are still effective in 2014. Of the union-represented employees as of December 31, 2013, approximately 1,200, or 14%, of the unionized workforce are covered by collective agreements that expire in 2014 and approximately 1,350, or 16%, of the unionized workforce are covered by collective bargaining agreements that expire in 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We continuously evaluate and may in the future enter into additional strategic transactions, such as the AT&T Transaction.  Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Risks Related to Liquidity, Financial Resources and Capitalization

Volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions may require us to make additional unanticipated contributions to fund pension plan liabilities.

Frontier’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,216.5 million at December 31, 2013, a decrease of $37.1 million, or 3%.  This decrease is a result of benefit payments of $218.8 million, primarily lump sum settlements of $164.6 million, offset by positive investment returns of $119.4 million, cash contributions of $38.9 million and real property contributions of $23.4 million. The Company expects to make contributions of approximately $100 million in 2014.  Volatility in our asset values or returns may require us to make additional contributions in future years.

The Company will, upon consummation of the AT&T Transaction, maintain pension plans that assume the acquired business’s pension plan liabilities for active employees. AT&T will transfer assets to the pension plans pursuant to applicable law and the terms of the stock purchase agreement for the AT&T Transaction.   The aggregate asset transfer related to the tax-qualified pension plans will be equal to the projected benefit obligations assumed as of the closing date of the AT&T Transaction.  Following the AT&T Transaction, the Company will be responsible for making any required contributions to the new pension plans to fund liabilities of the plans, and the ongoing pension expenses of the acquired business may require the Company to make cash contributions in respect of the acquired business’s pension plan liabilities.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to $8.1 billion at December 31, 2013. We have access to a $750.0 million revolving credit facility and may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness. In addition, we entered into the Bridge Loan Agreement on January 29, 2014 and expect to incur $1.9 billion of additional indebtedness in connection with the closing of the AT&T Transaction, either pursuant to an offering of debt securities or under the Bridge Facility. Despite the substantial indebtedness that we have, we are not prohibited from incurring additional indebtedness. If the AT&T Transaction is completed and we were to incur additional indebtedness, the risks that result from our substantial indebtedness could be magnified.

The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•	~~limitations on our ability to obtain additional debt or equity financing;~~

•

~~instances in which we are unable to meet the covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;~~

•

~~the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures and dividends that would otherwise improve our competitive position, results of operations or stock price;~~

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	~~compromising our flexibility to plan for, or react to, competitive challenges in our business and the communications industry; and~~

•

~~the possibility of our being put at a competitive disadvantage with competitors who do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.~~

In addition, our senior notes are rated below “investment grade” by independent ratings agencies.  This can result in higher borrowing costs for us.  We cannot assure you that these rating agencies will not lower our current debt ratings, if in the rating agencies’ judgment, such an action is appropriate.  A lowering of a rating may further increase our future borrowing costs and reduce our access to capital.

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

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable.  The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other rural ILEC properties, the Company’s overall financial performance, and the market prices for the Company’s common stock, and the potential impact that changes in such circumstances might have on the valuation of the Company’s goodwill or other intangible assets.  If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders’ equity.

Risks Related to Regulation

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A significant portion of Frontier’s total revenues ($234.5 million, or 5%, in 2013 and $282.3 million, or 6%, in 2012) are derived from switched access charges paid by other carriers for services we provide in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a significant portion of the Company’s revenues will continue to be derived from switched access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic.  The amount of switched access charge revenues that ~~the Company will receive~~ for these services is regulated by the FCC and state regulatory agencies and is expected to decline in 2014.

On November 18, 2011, the FCC adopted the Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic.  The Order began a multi-year transition in July 2012, with the second step implemented in July 2013. The transition will move terminating traffic to a near zero rate by 2017.  Frontier is permitted to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. Additionally, the Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic”.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The Order preempts the states with regard to the regulation of intrastate terminating access rates.  The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order. Accordingly, although we believe that the Order will provide a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into its rural markets, we cannot predict the long-term impact at this time.

The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services. When and how these proposed changes will be addressed is unknown and, accordingly, we cannot predict the impact of future changes on the Company’s results of operations.

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

A significant portion of Frontier’s total revenues ($317.1 million in the aggregate, or 7%, in 2013 and $324.6 million in the aggregate, or 6%, in 2012) are derived from federal and state subsidies for rural and high-cost support, commonly referred to as universal service fund subsidies (USF).  Future reductions in the Company’s subsidy revenues may directly affect the Company’s profitability and cash flows. The FCC’s Order changed how federal subsidies will be calculated and disbursed, with these changes being phased-in beginning in 2012.  These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. On July 24, 2012, Frontier formally notified the FCC and appropriate state commissions of its intent to accept all of the funds for which it was eligible, amounting to $71.9 million. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and will be accounted for as Contributions in Aid of Construction.  We are required to spend the CAF Phase I funds on and enable these 92,877 households no later than July 24, 2015.  We have received the entire $71.9 million of the first round of CAF Phase I support funds and we initially recorded such funds as increases to Cash and Other liabilities in the balance sheet.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states. The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We may need to match a portion of the funding received from the second round of CAF Phase I to support these projects.

Federal subsidies representing interstate access support, high-cost loop support and local switching support represented $167.2 million, or 4%, of Frontier’s total revenues in 2013 and $160.7 million, or 3%, of Frontier’s total revenues in 2012.  State subsidies represented $32.4 million, or 1%, of Frontier’s total revenues in 2013 and $44.2 million, or 1%, in 2012.  Surcharges to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “Other operating expenses”, represented $117.5 million, or 2%, of Frontier’s total revenues in 2013 and $119.7 million, or 2%, in 2012.  As a result, a significant decrease in these subsidies, or in our ability to recover such fees, could have a material adverse effect on our business or results of operations.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may not be able to deploy or upgrade broadband service to the unserved and underserved locations with the CAF funds received.

During 2012 and early 2013, we received $71.9 million from the first round of CAF Phase I, which supports broadband deployment in high-cost areas.  If we are unable to deploy to the 92,877 unserved locations with the CAF funds received to date in accordance with the FCC rules by July 2015, then the Company would need to incur additional capital expenditures or refund a portion of the CAF funds received in 2012 and 2013 to the FCC.

On August 20, 2013, Frontier applied for $71.5 million from the second round of CAF Phase I to support the delivery of broadband to an additional 119,000 households.  The FCC announced on December 5, 2013, that it awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.  We have received this funding in December 2013.  The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We may need to match a portion of the funding received from the second round of CAF Phase I to support these projects.

Risks Related to Technology

In the future, as competition continues within our markets, we may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

The communications industry is subject to significant changes in technology and replacing or upgrading our infrastructure to keep pace with such technological changes could result in significant capital expenditures.  If we do not replace or upgrade technology and equipment, we may be unable to compete effectively because we will not be able to meet the needs or expectations of our customers.

In addition, enhancements to product offerings and the management of broadband speed and capacity issues may influence our customers to consider other service providers, like cable operators or wireless providers.  We may be unable to attract or retain new customers from cable companies due to their deployment of enhanced broadband and VoIP technology.  In addition, new capacity services for wireless broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas.

Our services could be adversely affected and we may be subject to increased costs and claims in connection with Internet and systems security and malicious practices.

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

Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties, disruption in operations, misappropriation of sensitive data, damage to the Company’s reputation and costly response measures, which could adversely affect the Company’s business. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut 06905.

Our principal operations support offices and call center support offices are currently located in the following leased or owned premises:

•	8001 W. Jefferson Blvd., Fort Wayne, Indiana 46804
•	1500 MacCorkle Avenue, Charleston, West Virginia 25303
•	805 South Central Expressway, Allen, Texas 75013
•	1398 South Woodland Blvd., DeLand, Florida 32720
•	1800 41st Street, Everett, Washington 98203
•	180 South Clinton Avenue, Rochester, New York 14646
•	1300 Columbus-Sandusky Road North, Marion, Ohio 43302
•	14450 Burnhaven Drive, Burnsville, Minnesota 55306
•	1225 Jefferson Road, Rochester, New York 14623
•	14 Classic Street, Sherburne, New York 13460
•	100 CTE Drive, Dallas, Pennsylvania 18612

In addition, we lease and own additional space in our operating markets throughout the United States for operations support and call center support.

Our network properties include: connecting lines between customers' premises and the central offices; central office switching equipment; fiber optic and microwave radio facilities; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

The plants and properties (owned or leased) operated by us and our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol FTR. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors.  Effective February 16, 2012, our Board of Directors set the annual cash dividend at $0.40 per share.    Cash dividends paid to shareholders were $399.8 million and $399.4 million in 2013 and 2012, respectively.  There are no material restrictions on our ability to pay dividends.

A portion of the dividends is classified as total ordinary dividends and represents qualified dividends, and a portion of the dividends is classified as non-dividend distributions and represents a return of capital.

The following table indicates the high and low intra-day sales prices per share, as reported by the NASDAQ Global Select Market, and sets forth dividends paid per share during the periods indicated.

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$4.68	$3.71	$0.10	$5.37	$3.81	$0.10
Second Quarter	$4.43	$3.80	$0.10	$4.44	$3.06	$0.10
Third Quarter	$4.76	$3.91	$0.10	$5.15	$3.59	$0.10
Fourth Quarter	$5.02	$4.16	$0.10	$4.98	$4.09	$0.10

As of February 14, 2014, the approximate number of security holders of record of our common stock was 501,760. This information was obtained from our transfer agent, Computershare Inc.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2008.

The graph assumes that $100 was invested on December 31, 2008 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/08	12/09	12/10	12/11	12/12	12/13
Frontier Communications Corporation	100	102.05	141.83	83.92	76.52	91.34
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P Telecommunication Services	100	108.93	129.59	137.71	162.92	181.60

The foregoing performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

None in the fourth quarter of 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2013 to October 31, 2013
Employee Transactions (1)	-	$-

November 1, 2013 to November 30, 2013
Employee Transactions (1)	2,235	$4.57

December 1, 2013 to December 31, 2013
Employee Transactions (1)	-	$-

Totals October 1, 2013 to December 31, 2013
Employee Transactions (1)	2,235	$4.57

(1)Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares.  The Company’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2013 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2011, 2010 and 2009 and for each of the years ended December 31, 2010 and 2009 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, (1)
	2013	2012	2011	2010	2009

Revenue	$4,761,576	$5,011,853	$5,243,043	$3,797,675	$2,117,894
Income from continuing operations (2) (3) (4) (5)	$115,478	$153,314	$157,608	$155,717	$123,181
Net income attributable to common
shareholders of Frontier (2) (3) (4) (5)	$112,835	$136,636	$149,614	$152,673	$120,783
Net income attributable to common
shareholders of Frontier per basic
share (2) (3) (4) (5)	$0.11	$0.14	$0.15	$0.23	$0.38
Net income attributable to common
shareholders of Frontier per diluted
share (2) (3) (4) (5)	$0.11	$0.13	$0.15	$0.23	$0.38
Cash dividends declared (and paid) per
common share	$0.40	$0.40	$0.75	$0.875	$1.00

	As of December 31,
	2013	2012	2011	2010	2009

Total assets	$16,635,484	$17,733,631	$17,448,319	$17,888,101	$6,903,528
Long-term debt	$7,873,667	$8,381,947	$8,224,392	$8,005,685	$4,819,402
Total shareholders' equity of Frontier	$4,055,481	$4,107,596	$4,455,137	$5,196,740	$327,611

(1)    Operating results include activities for the 2010 Acquired Business from the date of its acquisition on July 1,  2010.

(2)   Operating results include the pre-tax impacts of losses on retirement of debt or exchanges of debt of $159.8 million ($98.9 million, or $0.10 per share, after tax), $90.4 million ($56.7 million, or $0.06 per share, after tax) and $45.9 million ($28.9 million, or $0.09 per share, after tax) for 2013, 2012 and 2009, respectively.

(3)    Operating results include pre-tax acquisition and integration costs of $9.7 million ($6.1 million, or $0.01 per share, after tax), $81.7 million ($51.2 million, or $0.05 per share, after tax), $143.1 million ($87.3 million, or $0.09 per share, after tax), $137.1 million ($85.7 million, or $0.13 per share, after tax) and $28.3 million ($17.8 million, or $0.06 per share, after tax) for 2013, 2012, 2011, 2010 and 2009, respectively.

(4)   Operating results include pre-tax severance costs of $11.5 million ($7.3 million, or $0.01 per share, after tax), $32.0 million ($20.1 million, or $0.02 per share, after tax), $15.7 million ($9.6 million, or $0.01 per share, after tax), $10.4 million ($6.4  million, or $0.01 per share, after tax) and $3.8 million ($2.4  million, or $0.01  per share, after tax) for 2013, 2012, 2011, 2010 and 2009, respectively.

(5)   Operating results include pre-tax pension settlement costs of $44.2 million ($27.4 million, or $0.03 per share, after tax) for 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, the following potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to complete the acquisition of the Connecticut operations from AT&T;

•	The ability to successfully integrate the Connecticut operations of AT&T into our existing operations;

•	The risk that the growth opportunities and cost savings from the AT&T Transaction may not be fully realized or may take longer to realize than expected;

•	The sufficiency of the assets to be acquired from AT&T to enable the combined company to operate the acquired business;

•	Failure to enter into or obtain, or delays in entering into or obtaining, certain agreements and consents necessary to operate the acquired business as planned;

•	The failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the AT&T Transaction;

•	The effects of increased expenses incurred due to activities related to the AT&T Transaction;

•	Disruption from the AT&T Transaction making it more difficult to maintain relationships with customers or suppliers;

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

•	The effects of any unfavorable outcome with respect to any current or future legal, governmental or regulatory proceedings, audits or disputes;

•	The effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	Our ability to successfully adjust to changes in the communications industry and to implement strategies for growth;

•	Continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	Our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	Our ability to successfully introduce new product offerings, including our ability to offer bundled service packages on terms that are both profitable to us and attractive to customers;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	The effects of changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles or regulations;

•	Our ability to effectively manage our operations, operating expenses and capital expenditures, and to repay, reduce or refinance our debt;

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

•

The effects of increased medical expenses (including as a result of the impact of the Patient Protection and Affordable Care Act) and pension and postemployment expenses, such as retiree medical and severance costs, and related funding requirements;

•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	Our ability to successfully renegotiate union contracts;

•	Changes in pension plan assumptions and/or the value of our pension plan assets which could require us to make increased contributions to the pension plan in 2014 and beyond;

•	The effects of economic downturns, including customer bankruptcies and home foreclosures, which could result in difficulty in collection of revenues and loss of customers;

•

Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing to us;

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents aggregating $880.0 million,  excluding total restricted cash, primarily representing funds escrowed for future broadband expansion and service quality initiatives,  of $13.4 million. Our primary source of funds continued to be cash generated from operations.  For the year ended December 31, 2013, we used cash flow from operations, cash on hand and debt proceeds to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

In 2013, the Company completed a registered debt offering of $750.0 million in senior unsecured debt.  In addition, we retired an aggregate principal amount of $1.6 billion of debt. See “Cash Flows used by and provided from Financing Activities – Debt Financings and Debt Reductions” below for further discussion.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of December 31, 2013, we had not made any borrowings under this facility.

At December 31, 2013, we had a working capital surplus of $317.3 million.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment may negatively impact our cash generated from operations.  In addition, based on information available to us, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, but this could change in the future.  As of December 31, 2013, we had $257.9 million and $259.8 million of debt maturing in 2014 and 2015, respectively.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $56.8 million, or 4%, in 2013 as compared to 2012.  The decrease was primarily the result of lower revenue and net income before depreciation and amortization during 2013.

We paid $94.2 million in net cash taxes in 2013 as compared to $4.7 million in net cash taxes in 2012, while cash refunds (net of cash taxes paid) for taxes of $33.1 million were received in 2011.  Our 2013 cash taxes paid reflects the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.    Absent any legislative changes in 2014, we expect that our cash tax payments will be approximately $130 million to $160 million for 2014 for our current business operations and our estimated pre-close integration expenditures.

During 2013, the Company contributed four real estate properties with a fair value of $23.4 million to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value. The Company is leasing back the properties from its pension plan for 15 years at a combined aggregate annual rent of $2.1 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

During 2011, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan recorded the contributions at their fair value of $58.1 million and the Company entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of $5.8 million.

In connection with the 2010 Transaction, the Company undertook a variety of activities to integrate systems and implement other initiatives. As a result of the 2010 Transaction, the Company incurred $81.7 million of costs related to integration activities during 2012, as compared to $143.1 million of integration costs in 2011. All integration activities related to the 2010 Transaction were completed as of the end of 2012.

In connection with the pending AT&T Transaction, the Company recognized  $9.7 million of acquisition costs incurred in 2013 and $1.3 million of interest expense related to the Bridge Facility commitment.  The Company expects to incur operating expenses of approximately $140 million to  $170 million in 2014 related to integration activities for the pending AT&T Transaction.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by Investing Activities

Capital Expenditures

In 2013, 2012 and 2011, our capital expenditures were $634.7 million, $802.5 million and $824.8 million (including $54.1 million and $76.5 million, respectively, of integration-related capital expenditures in 2012 and 2011 for the 2010 Transaction), respectively.  During 2012 and 2013, Frontier received a total of $71.9 million from the first round of Connect America Fund (CAF) Phase I and $57.6 million related to the second round of CAF Phase I to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, we spent $32.7 million and $4.8 million of the CAF funds on network expansion in 2013 and 2012, respectively, enabling 64,400 households. We anticipate capital expenditures for business operations to decrease in 2014 related to our currently owned properties to approximately $575 million to $625 million, as compared to $634.7 million in 2013.  We anticipate an additional $85 million to $105 million of capital expenditures in 2014 related to the integration activities of the pending AT&T Transaction.

Cash Flows used by and provided from Financing Activities

Debt Financings

The 2024 Notes

On April 10, 2013, the Company completed a registered offering of $750.0 million aggregate principal amount of 7.625% senior unsecured notes due 2024 (the 2024 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $736.9 million from the offering after deducting underwriting fees.  The Company used the net proceeds from the sale of the notes, together with cash on hand, to finance the April 2013 debt tender offers discussed below.

The 2021 Notes

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021 (the 2021 Notes), issued at a price of 100% of their principal amount. We received net proceeds of $489.6 million from the offering after deducting underwriting fees and offering expenses. The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and its 7.875% Senior Notes due 2015 (the April 2015 Notes and, together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the 2012 Debt Tender Offer).

The 2023 Notes

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount. We received net proceeds of $588.1 million from the offering after deducting underwriting fees and offering expenses. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

On October 1, 2012, the Company completed a registered offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount. We received net proceeds of $255.9 million from the offering after deducting underwriting fees and offering expenses. The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

Debt Reduction

During 2013 and 2012, we retired an aggregate principal amount of $1,563.0 million and $757.0 million, respectively, of debt consisting of $1,562.6 million and $756.1 million, respectively, of senior unsecured debt and $0.4 million and $0.9 million, respectively, of rural utilities service loan contracts, as discussed in more detail below.

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the Company’s 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the Company’s 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million.  On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the Company’s 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $104.9 million ($64.9 million or $0.06 per share after tax), which was recognized in the second quarter of 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Pursuant to the 2012 Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446.0 million, and $49.5 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54.0 million. The Company used proceeds from the sale of its May 2012 offering of $500.0 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.

The repurchases in the 2012 Debt Tender Offer for the Notes resulted in a loss on the early extinguishment of debt of $69.0 million, which we recognized in the second quarter of 2012. We also recognized losses of $2.1 million during the second quarter of 2012 for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On October 1, 2012, the Company accepted for purchase $75.7 million and $59.3 million aggregate principal amount of the April 2015 Notes and the 2017 Notes, respectively, in open market repurchases for total consideration of $154.7 million. The repurchases resulted in a loss on the early retirement of debt of $19.3 million ($12.1 million or $0.01 per share after tax) that was recognized in the fourth quarter of 2012.

In 2011, we retired an aggregate principal amount of $552.4 million of debt, consisting of $551.4 million of senior unsecured debt and $1.0 million of rural utilities service loan contracts.

We may from time to time make additional repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.  We do not expect the additional financing of $1.9 billion that will be used for the AT&T Transaction to affect our current refinancing plans.

Bank Financing

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the Credit Agreement).  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  The proceeds of the facility were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds were used for general corporate purposes.

Revolving Credit Facility

On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility.  As of December 31, 2013, no borrowings had been made under the Revolving Credit Facility.  The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the Revolving Credit Agreement). Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of December 31, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.0% or 2.0%, respectively, as of December 31, 2013.  Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The maximum permitted leverage ratio is 4.5 to 1.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Letter of Credit Facility

On September 8, 2010, the Company entered into a letter of credit facility, the terms of which are set forth in a Credit Agreement with the Lenders party thereto, and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement).  An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the 2010 Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit were issued in September 2012, one for $20 million that expired in March 2013, and the other for $20 million that expired in September 2013.  The Letter of Credit Agreement expired on September 20, 2013.

Bridge Facility

On December 16, 2013, we signed a commitment letter for a  bridge loan facility (the Bridge Facility) and recognized interest expense of $1.3 million related to this commitment during 2013.  On January 29, 2014, we entered into a bridge loan agreement with the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Bridge Loan Agreement), pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

Covenants

The terms and conditions contained in our indentures, the Credit Agreement, the Revolving Credit Agreement and the Bridge Loan Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the Credit Agreement, the Revolving Credit Agreement and the Bridge Loan Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

The Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

The Credit Agreement, the Revolving Credit Agreement, the Bridge Loan Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of December 31, 2013, we were in compliance with all of our debt and credit facility covenants.

Dividends

We currently intend to pay regular quarterly dividends.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. The declarations and payment of future dividends is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2013 is as follows:

($ in thousands)		Payments due by period
			2015 and	2017 and
	Total	2014	2016	2018	Thereafter

Long-term debt obligations, excluding interest	$8,129,546	$257,916	$605,306	$1,190,648	$6,075,676
Interest on long-term debt	6,246,760	630,393	1,215,783	1,108,706	3,291,878
Operating lease obligations	145,328	61,880	19,256	15,101	49,091
Capital lease obligations	35,065	3,107	6,378	6,604	18,976
Financing lease obligations	107,102	6,891	14,268	15,051	70,892
Purchase obligations	70,642	28,653	30,490	5,499	6,000
"Take or pay" contract obligations	286,300	145,500	140,800	-	-
Liability for uncertain tax positions	9,329	2,840	3,886	2,603	-
Total	$15,030,072	$1,137,180	$2,036,167	$2,344,212	$9,512,513

At December 31, 2013, we had outstanding performance letters of credit totaling $46.8 million.

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.  Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively.  As of December 31, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013.  We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively.  As of December 31, 2013, we had expanded broadband availability in excess of 3 Mbps to 85.4% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 83.5% of the households throughout the Acquired Territories. Accordingly, we have met our FCC requirement to provide 3 Mbps coverage to 85% of the households and 4 Mbps coverage to 75% of the households in the Acquired Territories by the end of 2013.  We have also met our FCC requirement to provide 4 Mbps coverage to 80% of the households in the Acquired Territories by the end of 2014.

As of December 31, 2013 and 2012, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	2013	2012

1 Mbps	90%	88%
3 Mbps	86%	83%
4 Mbps	83%	77%
6 Mbps	76%	74%
12 Mbps	61%	51%
20 Mbps	48%	40%

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed a total of $115.0 million in cash into several escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2013, $176.3 million had been released from the escrow accounts.  As of December 31, 2013, the Company had a restricted cash balance in the remaining escrow account of $11.4 million and the letter of credit has expired.  The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in West Virginia.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Critical Accounting Policies and Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.  The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates and judgments are used when accounting for revenue recognition including the allowance for doubtful accounts, impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes and contingencies, among others.

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

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.  Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis.  Our estimation process includes general and specific reserves and varies by customer segment.  In 2013 and 2012, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers.

Asset Impairment

We review long-lived assets to be held and used, including customer lists, and long-lived assets to be disposed of for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the estimated fair value, which is based on the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.  In 2013 and 2012, we had no “critical estimates” related to asset impairments.

Intangibles

Our indefinite-lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually, or more frequently, as circumstances warrant.  We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  Effective with the first quarter of 2013, the Company reorganized into four regional operating segments. The four operating segments consist of the following regions: Central, East, National and West.  Our regional operating segments are aggregated into one reportable segment since they have similar economic characteristics.  In conjunction with the reorganization of our operating segments during the first quarter of 2013, we reassigned goodwill to our reporting units using a relative fair value allocation approach. This structure is consistent with how our Chief Operating Decision Makers (Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer) review our results on a daily, weekly and monthly basis. After making the change in our operating segments, we reviewed our goodwill impairment test by comparing the fair value for each reporting unit to its carrying value.  No potential impairment was indicated and no further analysis was deemed necessary.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Goodwill by reporting unit (operating segment) at December 31, 2013 is as follows:

($ in thousands)	2013

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

Enterprise values for rural ILEC properties are typically quoted as a multiple of cash flow or EBITDA.  Marketplace company comparisons and analyst reports support a range of fair values around a multiple of 5.5 to 7.5 times annualized EBITDA.  For the purpose of the goodwill impairment test we define EBITDA as operating income, net of acquisition and integration costs, non-cash pension and OPEB costs, pension settlement costs, gain on sale of Mohave partnership interest and severance costs, plus depreciation and amortization.  We determined the fair value estimates using 6.25 times EBITDA but also used lower EBITDA multiples to gauge the sensitivity of the estimate and its effect on the margin of excess of fair value over the carrying values of the reporting units.  Total fair value determined in this manner is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA.  Our method of determining fair value has been consistently applied for the three years ending December 31, 2013.

The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other rural ILEC properties, the Company’s overall financial performance and the market prices for the Company’s common stock, and the potential impact that changes in such circumstances might have on the valuation of the Company’s goodwill or other intangible assets.  If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

Depreciation and Amortization

The calculation of depreciation and amortization expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets.  Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. Given the varying estimated useful lives of our property, plant and equipment assets, the Company utilizes multiple asset categories with separately determined composite lives and individual depreciation rates for each asset category.

Within the composite group method, we group individual assets, including cable and wire, into asset categories utilizing homogeneous characteristics, where such assets (i) are principally used in the same manner throughout the company, (ii) are subject to similar operating conditions and (iii) have similar estimated useful lives.  Examples of the asset categories we utilize include aerial cable-copper, aerial cable-fiber, aerial cable-station connections, underground cable-copper and underground cable-fiber.  As a result of continuing changes in technology, an independent study is conducted annually to update the estimated remaining useful lives of all individual asset categories.  The annual study includes models that consider actual usage, replacement history and certain assumptions about technology evolution to estimate the remaining useful lives of our asset base by asset category. The latest study was completed in the fourth quarter of 2013 and after review and analysis of the results, we changed the remaining useful lives for certain plant assets as of October 1, 2013, with an immaterial impact to depreciation expense.  Our composite depreciation rate for plant assets was 6.24% as a result of this study.  There have been no significant changes to the ranges of estimated useful lives for the individual asset categories, including the cable and wire asset groups, during the three years ended December 31, 2013.

Our finite-lived intangibles are customer lists acquired in the 2010 Transaction that were recorded at an estimated fair value of $2.5 billion with an estimated useful life of nine years for the residential customer list, and 12 years used for the business customer list. For both classes of assets, an accelerated method (the “sum of the years digits” method) is used to amortize the intangible assets, based on the projected revenue stream of each asset class.  Our Frontier legacy customer list did not distinguish between business and residential classes.  Amortization was based on an estimated useful life of five years on the straight-line method.  We periodically reassess the useful life of our intangible assets to determine whether any changes to those lives are required.

We anticipate depreciation expense of approximately $800 million to $820 million and amortization expense of approximately $285 million for 2014 for our current business operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and Other Postretirement Benefits

Our estimates of pension expense, other postretirement benefits (OPEB), including retiree medical benefits, and related liabilities, are “critical accounting estimates.”  We sponsor a noncontributory defined benefit pension plan covering a significant number of our current and former employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. All of the employees who are still accruing pension benefits are employees represented by unions.  Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts.  These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality.  We review these assumptions for changes annually with our independent actuaries.  The assumptions for our discount rate and expected long-term rate of return on plan assets are considered to have the most significant impact on pension costs and funding levels.

The discount rate is used to value, on a present value basis, our pension and OPEB liabilities as of the balance sheet date.  The same rate is also used in the interest cost component of the pension and postretirement benefit cost determination for the following year.  The measurement date used in the selection of our discount rate is the balance sheet date.  Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation.  As of December 31, 2013 and 2012, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

In determining the discount rate as of December 31, 2011, we considered, among other things, the yields on the Citigroup Above Median Pension Curve, the Towers Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.

We are utilizing a discount rate of 4.90% as of December 31, 2013 for our qualified pension plan, compared to rates of 4.00% and 4.50% in 2012 and 2011, respectively.  The discount rate for postretirement plans as of December 31, 2013 was a range of 4.90% to 5.20% compared to a range of 4.00% to 4.20% in 2012 and 4.50% to 4.75% in 2011.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense.  In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns.  The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our asset return assumption is made at the beginning of our fiscal year.  In 2011, 2012 and 2013, our expected long-term rate of return on plan assets was 8.00%, 7.75% and 8.00%, respectively.  Our actual return on plan assets in 2013 was 10.9%.  For 2014, we will assume a rate of return of 7.75%.  Our pension plan assets are valued at fair value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2014 will be approximately $65 million to $85 million before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs.  In 2013, our pension and OPEB expenses were $97.1 million before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs. We expect to make contributions to our pension plan of approximately $100 million in 2014.  We made total contributions to our pension plan during 2013 of $62.3 million, consisting of cash payments of $38.9 million and the contribution of real property with a fair value of $23.4 million. We made net contributions to our pension plan of $28.6 million in 2012. We made contributions to our pension plan of $76.7 million in 2011, consisting of cash payments of $18.6 million and the contribution of real property with a fair value of $58.1 million.

Our pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement.  We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired participants amounted to $164.6 million, which exceeded the settlement threshold of $125.4 million. As a result, the Company was required to recognize a non-cash settlement charge of $44.2 million in 2013 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of any future non-cash settlement charges will be dependent on the level of lump sum benefit payments made in 2014 and beyond.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income Taxes

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

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $9.3 million as of December 31, 2013 including interest of $0.6 million. The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of December 31, 2013.

Our effective tax rate was 29.0% in 2013 as compared to 33.0% in 2012 and 35.9% in 2011.  Income taxes for 2013 include a $6.5 million net benefit resulting from the adjustment of deferred tax balances, a $5.2 million benefit from federal research and development credits and the impact of a $1.8 million benefit from the net reversal of reserves for uncertain tax positions, partially offset by the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit, and a charge of $3.3 million resulting from non-deductible transaction costs.

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

New Accounting Pronouncements

There were no new accounting standards issued and adopted by the Company in 2013, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

Presentation of Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (ASC Topic 220). ASU 2013-02 requires disclosing the effect of reclassifications out of accumulated other comprehensive income on the respective line items in the components of net income in circumstances when U.S. GAAP requires the item to be reclassified in its entirety to net income. This new guidance was to be applied prospectively. The Company adopted ASU 2013-02 during the fourth quarter of 2012 with no impact on our financial position, results of operations or cash flows.

Internal Control – Integrated Framework

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework in 2014 and do not expect that it will have a significant impact on the Company.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Results of Operations

REVENUE

Revenue is generated primarily through the provision of voice services, data services, video services, network access, carrier services and other Internet services.  Such revenues are generated through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Revenue for 2013 decreased $250.3 million, or 5%, to $4,761.6 million as compared to 2012. The decline in 2013 is primarily the result of decreases in voice revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $32.4 million in 2013 due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $551.6 million represented 12% of our revenues for 2013. Switched access revenue was $234.5 million in 2013, or 5% of our revenues, down from $282.3 million, or 6% of our revenues, for 2012.   Subsidy revenue was $317.1 million in 2013, or 7% of our revenues, down slightly from $324.6 million, or 6% of our revenues, in 2012.  We expect declining revenue trends in switched access and subsidy revenue to continue in 2014.

Revenue for 2012 decreased $231.2 million, or 4%, to $5,011.9 million as compared to 2011. The decline in 2012 was primarily the result of decreases in the number of business and residential customers and switched access revenue, partially offset by an increase in subsidies revenue, each as described in more detail below.

During 2013, we lost 98,900 customers, as compared to a loss of 240,500 customers in 2012 and 375,400 customers in 2011. We believe the improved customer retention in 2013 as compared to prior years is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and pricing.

Average monthly residential revenue per customer (residential ARPC) increased $0.97, or 2%, to $59.30 during 2013 as compared to 2012. Total residential revenue for the year ended December 31, 2013 declined $99.4 million, or 5%, as compared to the year ended December 31, 2012, primarily as a result of decreases in local voice and long distance revenues and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These access recovery charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. We had approximately 2,803,500, 2,887,100 and 3,103,800 total residential customers as of December 31, 2013, 2012 and 2011, respectively.  We lost approximately 83,600, 216,700 and 341,400 residential customers during the years ended December 31, 2013, 2012 and 2011, respectively, principally driven by declines in voice customers, and our residential customer monthly churn was 1.69%, 1.62% and 1.69% for the years ended December 31, 2013, 2012 and 2011, respectively. The overall increase in residential ARPC is primarily due to additional broadband and Frontier Secure customers at a higher ARPC and declining counts in voice-only customers at a lower ARPC. The Company expects continuing improvements in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Average monthly business revenue per customer (business ARPC) increased $14.13, or 2%, to $653.26 during 2013 as compared to 2012. Total business revenue for the year ended December 31, 2013 declined $95.7 million, or 4%, as compared to the year ended December 31, 2012, principally as a result of decreases in our local and long distance voice revenues. We lost approximately 15,300, 23,800 and 34,000 business customers during the years ended December 31, 2013, 2012 and 2011, respectively. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in local and long distance voice revenues from business customers to continue.

During the year ended December 31, 2013, the Company added approximately 112,250 net broadband subscribers. During 2012 and 2011, the Company added approximately 23,400 and 45,200 net broadband subscribers, respectively. As of December 31, 2013, approximately 76% of our residential broadband customers, excluding multiple dwelling units and wireless high speed internet, subscribed to a bundle of services. As of December 31, 2013, we were able to offer broadband to approximately 6.4 million households, or 90% of the 7.1 million households in our markets.  The increase in broadband subscribers contributed to our improved revenue performance.  We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share.  We expect to continue to increase broadband subscribers in 2014.

Management believes that customer counts and average monthly revenue per customer are important factors in evaluating our trends.  Among the key services we provide to residential customers are voice service, data service, video service, and, in some markets, wireless service.  We continue to explore the potential to provide additional services to our customer base, with the

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

objective of meeting all of our customers’ communications needs, as well as increasing revenue per customer.  For business customers we provide voice and data services, as well as a broad range of value-added services.

In the section “Other Financial and Operating Data” below is a table that presents customer counts, average monthly revenue per customer and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products sold to both residential and business customers, which has increased our average monthly revenue per customer.  Economic conditions, a substantial further loss of customers, and increasing competition could make it more difficult to sell our bundled service offerings, and cause us to increase our promotions and/or lower our prices for our products and services, which could adversely affect our revenue, profitability and cash flows.

OTHER FINANCIAL AND OPERATING DATA

	As of December 31, 2013	% Increase (Decrease)	As of December 31, 2012	% Increase (Decrease)	As of December 31, 2011
Customers	3,074,280	(3%)	3,173,169	(7%)	3,413,666
Broadband subscribers	1,866,670	6%	1,754,422	1%	1,731,020
Video subscribers
DISH and FiOS	385,353	11%	346,627	14%	303,046
DirecTV (1)	-	-	-	(100%)	224,519
Total video subscribers	385,353	11%	346,627	(34%)	527,565

	For the year ended December 31,

	2013	$ Increase (Decrease)	% Increase (Decrease)	2012	$ Increase (Decrease)	% Increase (Decrease)	2011
Revenue (in 000's):
Residential	$2,029,479	$(99,380)	(5%)	$2,128,859	$(163,437)	(7%)	$2,292,296
Business	2,180,456	(95,663)	(4%)	2,276,119	(24,956)	(1%)	2,301,075
Customer revenue	4,209,935	(195,043)	(4%)	4,404,978	(188,393)	(4%)	4,593,371
Switched access and subsidy	551,641	(55,234)	(9%)	606,875	(42,797)	(7%)	649,672
Total revenue	$4,761,576	$(250,277)	(5%)	$5,011,853	$(231,190)	(4%)	$5,243,043

Switched access minutes of use
(in millions)	16,498		(10%)	18,292		(3%)	18,894

	As of or for the year ended December 31, 2013	% Increase (Decrease)		As of or for the year ended December 31, 2012	% Increase (Decrease)		As of or for the year ended December 31, 2011

Residential Customer Metrics:
Customers	2,803,481	(3%)		2,887,063	(7%)		3,103,766
Revenue (in 000's)	$2,029,479	(5%)		$2,128,859	(7%)		$2,292,296
Average monthly residential
revenue per customer (2)	$59.30	2%		$58.33	1%		$57.95
Customer monthly churn	1.69%	4%		1.62%	(4%)		1.69%

Business Customer Metrics:
Customers	270,799	(5%)		286,106	(8%)		309,900
Revenue (in 000's)	$2,180,456	(4%)		$2,276,119	(1%)		$2,301,075
Average monthly business
revenue per customer	$653.26	2%		$639.13	9%		$587.79

(1)   Decline in video subscribers is due to the loss of 203,100 DirecTV subscribers in the third quarter of 2012 as Frontier no longer provides DirecTV as part of its bundled packages.

(2)  Calculation for all periods presented excludes the Mohave Cellular Limited Partnership (Mohave), which was sold on April 1, 2013.

Note:  As stated in our report for the quarterly period ended March 31, 2013, prior period revenue and certain operating statistics have been revised from the previously disclosed amounts to reflect the immaterial reclassification of certain revenues and the related impact on average monthly revenue per customer amounts.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	2013			2012			2011
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Local and long distance
services	$2,044,631	$(198,001)	(9%)	$2,242,632	$(233,883)	(9%)	$2,476,515
Data and internet services	1,866,461	61,110	3%	1,805,351	(8,652)	-	1,814,003
Other	298,843	(58,152)	(16%)	356,995	54,142	18%	302,853
Customer revenue	4,209,935	(195,043)	(4%)	4,404,978	(188,393)	(4%)	4,593,371
Switched access and
subsidy	551,641	(55,234)	(9%)	606,875	(42,797)	(7%)	649,672
Total revenue	$4,761,576	$(250,277)	(5%)	$5,011,853	$(231,190)	(4%)	$5,243,043

Local and Long Distance Services

Local and long distance services revenue for 2013 decreased $198.0 million, or 9%, to $2,044.6 million, as compared with 2012, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in long distance services revenue and individual features packages, partially offset by increased local voice charges to residential and business end users to the extent permitted by the Order.  Local and enhanced services revenue for 2013 decreased $137.6 million, or 8%, to $1,681.0 million, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users to the extent permitted by the Order.   Long distance services revenue for 2013 decreased $60.4 million, or 14%, to $363.6 million, primarily due to lower minutes of use driven by fewer customers and the migration to bundled packages.

Local and long distance services revenue for 2012 decreased $233.9 million, or 9%, to $2,242.6 million, as compared with 2011 primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by increased local charges, effective with the third quarter of 2012, to business and residential end users to the extent permitted by the Order.  Local and enhanced services revenue for 2012 decreased $181.3 million, or 9%, to $1,818.6 million, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in private line services and feature packages, partially offset by increased local charges, effective with the third quarter of 2012, to business and residential end users to the extent permitted by the Order.    Long distance services revenue for 2012 decreased $52.6 million, or 11%, to $424.0 million, primarily due to a decrease in the number of long distance customers using our bundled service offerings, lower minutes of use and a lower average revenue per minute of use.

Data and Internet Services

Data and Internet services revenue for 2013 increased $61.1 million, or 3%, to $1,866.5 million, as compared with 2012.  Data services revenue increased $85.1 million, or 10%, to $930.7 million in 2013, as compared with 2012, primarily due to increases in the number of broadband customers and sales of Frontier Secure products. As of December 31, 2013, the number of the Company’s broadband subscribers increased by approximately 112,250, or 6%, since December 31, 2012.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits.  Nonswitched access revenue decreased $24.0 million, or 3%, to $935.8 million, as compared with 2012, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul and other business revenues. Carrier services excluding wireless backhaul increased slightly, as we continue to provide network bandwidth to other communications carriers. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to experience declines in wireless backhaul revenue in 2014, as our carrier partners migrate to Ethernet solutions with a lower price point.

Data and Internet services revenue for 2012 decreased $8.7 million to $1,805.4 million, as compared with 2011.  Data services revenue decreased $10.0 million to $845.6 million in 2012, as compared with 2011, primarily due to higher promotional discounts and customer credits.   As of December 31, 2012, the number of the Company’s broadband subscribers increased by 23,400, or 1%, since December 31, 2011. Nonswitched access revenue increased $1.3 million to $959.8 million in 2012, as compared with 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other

Other revenue for 2013 decreased $58.2 million, or 16%, to $298.8 million, as compared with 2012, primarily due to lower wireless revenue associated with the sale of our interest in the Mohave partnership on April 1, 2013, lower directory services revenue and the reduction in customers for FiOS video service, partially offset by lower bad debt expenses.

Other revenue for 2012 increased $54.1 million, or 18%, to $357.0 million, as compared with 2011.  Other revenue for 2012 increased, as compared to 2011, primarily due to higher service activation fees from new customers, lower bad debt expenses that are charged against revenue and higher wireless revenue, partially offset by the reduction in customers for FiOS video service and lower directory services revenue.

Switched Access and Subsidy

Switched access and subsidy revenue for 2013 decreased $55.2 million, or 9%, to $551.6 million, as compared with 2012. Switched access revenue decreased $47.7 million, or 17%, to $234.5 million, as compared to 2012, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.  These decreases in switched access revenues were partially offset by the impact of disputes with carriers and lower customer credits.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue decreased $7.5 million, or 2%, to  $317.1 million, primarily due to the lower contribution factor for end user USF in 2013.

Switched access and subsidy revenue for 2012 decreased $42.8 million, or 7%, to $606.9 million, as compared with 2011.  Switched access revenue for 2012 of $282.3 million, decreased $58.9 million, or 17%, as compared to 2011, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the second half impact of the lower rates enacted by the first phase of the FCC’s intercarrier compensation reform. Subsidy revenue, including surcharges billed to customers of $119.7 million for 2012, of $324.6 million, increased $16.1 million, or 5%, as compared with 2011, primarily due to an increase in the customer surcharge revenue to support the Federal Universal Service Fund and increased recovery from the Federal Fund due to the implementation of the Order during the second half of 2012.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $167.2 million, $32.4 million and $117.5 million, respectively, and $317.1 million in total, or 7% of our revenues, for 2013.  The federal and state subsidy revenue for 2013 represents 4% of our consolidated revenues.  Total federal and state subsidies and surcharges were $324.6 million, or 6% of our revenues, for 2012 and $308.5 million, or 6% of our revenues, for 2011.

On November 18, 2011, the FCC adopted the Order to reform Federal Universal Service High-Cost Fund and Intercarrier Compensation. The Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the Federal Universal Service High-Cost Fund, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $71.9 million in CAF Phase I funds. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction.  We are required to spend the CAF Phase I funds on and enable these 92,877 households no later than July 24, 2015.  We initially recorded such funds as increases to Cash and Other liabilities in the balance sheet.  We spent $37.6 million of the previously received CAF funds on network expansion through December 31, 2013.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.    The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We may need to match a portion of the funding received from the second round of CAF Phase I to support these projects.

The Order also makes changes to Intercarrier Compensation.  Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012,

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

with the second step implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. We expect to be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. These changes did not have a material impact on our revenues in 2013.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  The net impact of the Order during the second half of 2012 and the full year of 2013 was immaterial.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	2013			2012			2011
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$431,073	$(10,515)	(2%)	$441,588	$(77,094)	(15%)	$518,682

Network access expenses for 2013 decreased $10.5 million, or 2%, to $431.1 million, as compared 2012, primarily due to decreased long distance carriage costs, reduced content costs related to fewer customers for FiOS video service and a reduction in costs for our originating traffic associated with the implementation of the Order effective with the second half of 2012.

Network access expenses for 2012 decreased $77.1 million, or 15%, to $441.6 million, as compared with 2011, primarily due to reduced data network and backbone costs, reflecting cost synergies realized in moving traffic in the Acquired Territories onto the Frontier backbone, decreased long distance carriage costs in 2012, including a reduction in costs for our originating traffic associated with the third quarter implementation of the Order and reduced content costs related to fewer customers for FiOS video service.  Network access expenses also included promotional costs of $6.6 million and $13.9 million in 2012 and 2011, respectively, for various broadband and video subscriber promotions.

OTHER OPERATING EXPENSES

($ in thousands)	2013				2012			2011
			$ Increase	% Increase		$ Increase	% Increase
	Amount		(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Wage and benefit expenses	$1,144,448	(1)	$(63,349)	(5%)	$1,207,797	$78,780	7%	$1,129,017
All other operating expenses	996,620		(30,136)	(3%)	1,026,756	(122,646)	(11%)	1,149,402
	$2,141,068		$(93,485)	(4%)	$2,234,553	$(43,866)	(2%)	$2,278,419

(1) Excludes $44.2 million related to the impact of pension settlement costs, as discussed below.

Wage and benefit expenses

Wage and benefit expenses for 2013 decreased $63.3 million, or 5%, to $1,144.4 million, as compared to 2012, primarily due to lower costs for compensation resulting from lower average employee headcount and overtime costs, partially offset by higher costs for certain other benefits, including pension and OPEB expense, as discussed below.

Wage and benefit expenses for 2012 increased $78.8 million, or 7%, to $1,207.8 million, as compared to 2011, primarily due to higher costs for compensation and certain other benefits resulting from higher average employee headcount and overtime costs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Wage and benefit expenses included severance costs of $11.5 million, $32.0 million and $15.7 million for 2013, 2012 and 2011, respectively.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs, excluding the impact of pension settlement costs, for 2013, 2012 and 2011 were approximately $77.9 million, $65.8 million and $48.1 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $97.1 million, $81.6 million and $58.3 million, less amounts capitalized into the cost of capital expenditures of $19.2 million, $15.8 million and $10.2 million, respectively.

Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB costs (which were $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures) will be approximately $65 million to $85 million for our current business operations,  excluding the impact of any pension settlement costs and amounts capitalized into the cost of capital expenditures.

All other operating expenses

All other operating expenses for 2013 decreased $30.1 million, or 3%, to $996.6 million, as compared with 2012, primarily due to lower outside service costs, the lower contribution factor for end user USF in 2013, and the full year impact from the elimination of redundant information technology costs associated with the completion of the systems conversions related to the 2010 Transaction.

All other operating expenses for 2012 decreased $122.6 million, or 11%, to $1,026.8 million, as compared with 2011, primarily due to the elimination of redundant information technology costs with the completion of the systems conversions related to the 2010 Transaction, and lower outside service costs, as described above.

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	2013			2012			2011
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$841,455	$(3,186)	-	$844,641	$(36,840)	(4%)	$881,481
Amortization expense	328,045	(94,121)	(22%)	422,166	(99,528)	(19%)	521,694
	$1,169,500	$(97,307)	(8%)	$1,266,807	$(136,368)	(10%)	$1,403,175

Depreciation and amortization expense for 2013 decreased $97.3 million, or 8%, to $1,169.5 million, as compared to 2012.  Amortization expense decreased $94.1 million in 2013, primarily due to the amortization related to the customer base that is amortized on an accelerated method, lower amortization expense associated with the accelerated write-off of certain software licenses no longer required for operations as a result of the completed systems conversions related to the 2010 Transaction during the first quarter of 2012 and certain Frontier legacy properties that were fully amortized in 2012. Depreciation expense decreased $3.2 million in 2013, primarily due to a lower net asset base, partially offset by changes in the remaining useful lives of certain assets.

Depreciation and amortization expense for 2012 decreased $136.4 million, or 10%, to $1,266.8 million, as compared to 2011.  Amortization expense decreased primarily due to lower amortization expense associated with certain Frontier legacy properties that were fully amortized in 2012 and the amortization related to the customer base that is amortized on an accelerated method.   Depreciation expense decreased primarily due to a lower net asset base and changes in the remaining useful lives of certain plant assets.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2013, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2013. This change had an immaterial impact on depreciation expense for 2013. Our “composite depreciation rate” for plant assets was 6.24% as a result of the study.  We anticipate depreciation expense of approximately $800 million to $820 million for 2014 for our current business operations.

Amortization expense for 2013, 2012 and 2011 included $328.0 million, $410.8 million and $465.4 million, respectively, for intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $285 million for 2014 for our current business operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PENSION SETTLEMENT COSTS

($ in thousands)	2013	2012	2011

Pension settlement costs	$44,163	$-	$-

Our pension plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $164.6 million, which exceeded the settlement threshold of $125.4 million. As a result, the Company was required to recognize a non-cash settlement charge of $44.2 million in 2013, to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of any future non-cash settlement charges will be dependent on the level of lump sum benefit payments made in 2014 and beyond.

ACQUISITION AND INTEGRATION COSTS

($ in thousands)	2013			2012			2011
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Acquisition and
integration costs	$9,652	$(72,085)	(88%)	$81,737	$(61,409)	(43%)	$143,146

In 2013, acquisition costs included expenses incurred in connection with the AT&T Transaction (legal, financial advisory, accounting, regulatory and other related costs). In prior years, integration costs included expenses incurred in connection with the 2010 Transaction to integrate the network and information technology platforms and to enable other integration and cost savings initiatives.  The Company incurred $9.7 million, $81.7 million and $143.1 million of operating expenses during 2013, 2012 and 2011, respectively. We also incurred $54.1 million and $76.5 million in capital expenditures related to integration activities during 2012 and 2011, respectively.  All integration activities related to the 2010 Transaction were completed as of the end of 2012. We anticipate closing the AT&T Transaction during the second half of 2014.

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

($ in thousands)	2013	2012	2011

Gain on sale of Mohave partnership interest	$14,601	$-	$-

On April 1, 2013, the Company sold its 33⅓% interest in the Mohave partnership, in which Frontier was the General Partner.  The Company received proceeds on sale of $17.8 million and recognized a gain on sale of $14.6 million before taxes in the second quarter of 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INVESTMENT INCOME / LOSSES ON EARLY EXTINQUISHMENT OF DEBT  /  OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

($ in thousands)	2013			2012			2011
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Investment income	$3,808	$(9,203)	(71%)	$13,011	$10,620	NM	$2,391
Losses on early
extinguishment of debt	$159,780	$69,417	77%	$90,363	$90,363	100%	$-
Other income, net	$5,369	$(1,752)	(25%)	$7,121	$(2,014)	(22%)	$9,135
Interest expense	$667,398	$(20,587)	(3%)	$687,985	$22,789	3%	$665,196
Income tax expense	$47,242	$(28,396)	(38%)	$75,638	$(12,705)	(14%)	$88,343

Investment Income

Investment income for 2013 decreased $9.2 million to $3.8 million, as compared with 2012, primarily due to the $1.4 million in investment gains associated with cash received during 2013, as compared to $9.8 million in 2012, in connection with our previously written-off investment in Adelphia.

Investment income for 2012 increased $10.6 million to $13.0 million, as compared with 2011, primarily due to $9.8 million in investment gains associated with cash received during 2012 in connection with our previously written-off investment in Adelphia.

Our average cash balances were $858.4 million, $705.6 million and $275.0 million for 2013, 2012 and 2011, respectively.  Our average total restricted cash balances were $28.1 million, $105.9 million and $170.5 million for 2013, 2012 and 2011, respectively.

Losses on Early Extinguishment of Debt

Losses on early extinguishment of debt for 2013 increased $69.4 million to $159.8 million, as compared with 2012.

In 2013, we recognized losses of $104.9 million on the early extinguishment of debt from debt tender offers that resulted in the retirement of $194.9 million of the March 2015 Notes, $277.9 million of the April 2015 Notes and $225.0 million of the 2017 Notes. Additionally, we recognized losses of $54.9 million for $208.8 million in privately negotiated repurchases of our 2017 Notes and for $17.3 million and $78.5 million in open market repurchases of our 8.125% senior notes due 2018 and 8.500% senior notes due 2020, respectively.

During 2012, we recognized losses of $90.4 million on the early extinguishment of debt, comprised of $69.0 million in connection with a $500.0 million debt tender offer for the Notes, a loss of $2.1 million for $78.1 million in open market repurchases of our 6.25% Senior Notes due 2013 and a loss of $19.3 million for open market repurchases of $75.7 million of the April 2015 Notes and $59.3 million of the 2017 Notes.

Other Income, Net

Other income, net for 2013 decreased $1.8 million to $5.4 million, as compared with 2012, primarily due to a decrease of $4.5 million in the settlement of customer advances, partially offset by proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive during 2013.

Other income, net for 2012 decreased $2.0 million to $7.1 million, as compared with 2011.

Interest expense

Interest expense for 2013 decreased $20.6 million, or 3%, to $667.4 million, as compared with 2012, primarily due to lower average debt levels resulting from the debt refinancing activities and early retirements of $1,563.0 million in debt and higher capitalized interest in 2013, partially offset by the registered debt offering of $750.0 million of senior unsecured notes due 2024.  Our composite average borrowing rate as of December 31, 2013 was 7.95%.

Interest expense for 2012 increased $22.8 million, or 3%, to $688.0 million, as compared with 2011, primarily due to issuing $1,350 million of senior unsecured notes, resulting in higher average debt levels.  This increase in debt was partially offset by debt repayments of $757.0 million and lower capitalized interest in 2012.  Our composite average borrowing rate as of December 31, 2012 and 2011 was 7.85% and 7.92%, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our average debt outstanding was $8,289.9 million, $8,600.6 million and $8,301.2 million for 2013, 2012 and 2011, respectively. Our debt levels have remained relatively flat from 2011 levels primarily due to the $1.4 billion in registered debt offerings in 2012, offset by $1.6 billion in debt refinancing and retirements in 2013, as discussed above.

Income tax expense

Income tax expense for 2013 decreased $28.4 million, or 38%, to $47.2 million, as compared with 2012, primarily due to lower pretax income in 2013, resulting from the $69.4 million in additional losses on the early extinguishment of debt in 2013 as compared to 2012 and the $44.2 million in non-cash pension settlement costs recognized during 2013.

Income taxes for 2013 include the impact of a $6.5 million net benefit resulting from the adjustment of deferred tax balances, a $5.2 million benefit from federal research and development credits and a $1.8 million benefit from the net reversal of reserves for uncertain tax positions, partially offset by the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit, and a charge of $3.3 million resulting from non-deductible transaction costs.

The effective tax rate for 2013 was 29.0% as compared with 33.0% for 2012 and 35.9% for 2011.

Income tax expense for 2012 decreased $12.7 million, or 14%, to $75.6 million, as compared with 2011.  The variance is primarily due to lower pretax income in 2012, along with the impact of the reversal of uncertain tax positions for $12.3 million, partially offset by a net increase in deferred tax balances.

The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of December 31, 2013.

We paid $94.2 million and $4.7 million in net cash taxes in 2013 and 2012, respectively.  Our 2013 cash taxes paid reflects the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012. We received refunds (net of cash taxes paid) of $33.1 million in cash taxes during 2011. In 2011, we received refunds of $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior. Absent any legislative changes in 2014, we expect that our cash tax payments will be approximately $130 million to $160 million for 2014 for our current business operations and our estimated pre-close integration expenditures.

Net income attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for 2013 was $112.8 million, or $0.11 per share, as compared to $136.6 million, or $0.14 per share, in 2012 and $149.6 million, or $0.15 per share, in 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes.  As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements other than in the normal course of business.  Our primary market risk exposures from interest rate risk and equity price risk are as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness.  As of December 31, 2013, 94% of our long-term debt had fixed interest rates with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2013 and 2012.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $460.0 million of our outstanding borrowings at December 31, 2013 have fixed interest rates.  In addition, our undrawn $750.0 million revolving credit facility has interest rates that float with the LIBO Rate, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at December 31, 2013, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2013, the fair value of our long-term debt was estimated to be approximately $8.2 billion, based on our overall weighted average borrowing rate of 7.95% and our overall weighted average maturity of approximately nine years.   As of December 31, 2013, there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2012.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2013 is limited to our pension plan assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have decreased from $1,253.6 million at December 31, 2012 to $1,216.5 million at December 31, 2013, a decrease of $37.1 million, or 3%.  This decrease is a result of benefit payments of $218.8 million, primarily lump sum settlements of $164.6 million, offset by positive investment returns of $119.4 million, cash contributions of $38.9 million and real property contributions of $23.4 million. We expect that we will make contributions to our pension plan of approximately $100 million in 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 8.Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1. Financial Statements - See Index on page F-1.

2. Supplementary Data - Quarterly Financial Data is included in the Financial Statements (see 1. above).

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2013, that our disclosure controls and procedures were effective.

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

      (c)   Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at December 31, 2013.

There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing their effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework in 2014 and do not expect that it will have a significant impact on the Company.

Item 9B.     Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant

Our Executive Officers as of February 14, 2014 were:

7
Name	Age	Current Position and Officer
Kathleen Q. Abernathy	57	Executive Vice President, External Affairs
Andrew Crain	52	Senior Vice President and General Counsel
Lois Hedg-peth	57	Executive Vice President, Strategy
John M. Jureller	54	Executive Vice President and Chief Financial Officer
Jennifer E. Lem	53	Senior Vice President and Controller
Daniel J. McCarthy	49	President and Chief Operating Officer
Cecilia K. McKenney	51	Executive Vice President, Human Resources and Administrative Services
Mary Agnes Wilderotter	59	Chairman of the Board and Chief Executive Officer

There is no family relationship between the directors or executive officers.  The term of office of each of the foregoing officers of Frontier will continue until the next annual meeting of the Board of Directors and until a successor has been elected and qualified.

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

JOHN M. JURELLER joined Frontier in January 2013 as Executive Vice President and Chief Financial Officer-Elect and became Chief Financial Officer on February 27, 2013.  Mr. Jureller was Senior Vice President, Finance & Operations for the Resources Group of General Atlantic LLC from April 2008 to October 2012.  Previously, he was Chief Financial Officer of WestPoint International, Inc. from March 2006 to March 2008.  Prior to that, Mr. Jureller was a member of the Corporate Turnaround & Restructuring practice of AlixPartners, LLC from April 2003 to February 2006.  Before joining AlixPartners, LLC, Mr. Jureller was Chief Financial Officer of Trans-Resources, Inc., Senior Vice President, Corporate Development of Gartner, Inc. and Senior Vice President, Finance and Corporate Development at Caribiner International Inc.

JENNIFER E. LEM joined Frontier in January 2014 as Senior Vice President and Controller.  Previously, she was Assistant Corporate Controller at International Flavors & Fragrances Corporation from August 2011 to July 2012.  From October 2005 to June 2011, she was Assistant Corporate Controller at Loews Corporation.  Ms. Lem is a certified public accountant.

DANIEL J. McCARTHY has been with Frontier since December 1990.  He is currently President and Chief Operating Officer.  Previously, he was Executive Vice President and Chief Operating Officer from January 2006 to April 2012 and Senior Vice President, Field Operations from December 2004 to December 2005.  Prior to that, he was Senior Vice President, Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

PART IV

Item 15.Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)    Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 17, 2013).*
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.200.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
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
4.1

Indenture of Securities, dated as of August 15, 1991, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.2

Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.7 to the Company’s Current Report on Form 8-K filed on January 3, 1995).*

4.3

Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.8 to the Company’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

4.4

Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

4.5

Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.6

Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.7

Indenture, dated as of August 16, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 22, 2001).*

4.8

Indenture, dated as of December 22, 2006, between the Company and The Bank of New York, as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).*

4.9

Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 6.625% Senior Notes due 2015 (including the form of such note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “March 27, 2007 8-K”)).*

4.10

Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*

4.11

Indenture dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.12

First Supplemental Indenture to the April 2009 Indenture, dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee  (including the form of note attached thereto) (filed as Exhibit 4.2 to the April 9, 2009 8-K).*

4.13

Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between the Company and The Bank of New York Mellon, as Trustee (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).*

4.14

Third Supplemental Indenture to the April 2009 Indenture, dated as of May 22, 2012, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)).  *

* Incorporated by reference

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.15	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K). *
4.16

Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between the Company and The Bank of New York Mellon, as Trustee (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.17	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K). *
4.18

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012).  *

4.19

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between the Company and  The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”).*

4.20	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
4.21

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.22

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between the Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.23

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

4.25	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*
10.1

Credit Agreement, dated as of October 14, 2011, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2011).*

10.2

Credit Agreement, dated as of May 3, 2013, between the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).*

10.3

Bridge Loan Agreement, dated as of January 29, 2014, among the Company, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2014).*

10.4

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and the Company, (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2009).*

10.5	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among the Company, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.6

Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).*

10.7	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.8	Separation Agreement between the Company and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.9	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.10	2013 Frontier Bonus Plan (filed as Appendix A to the Company’s Proxy Statement dated March 25, 2013 (the “2013 Proxy Statement”)).*
10.11	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.12	2009 Equity Incentive Plan (filed as Appendix A to the Company’s Proxy Statement dated April 6, 2009).*
10.13	2013 Equity Incentive Plan (filed as Appendix B to the 2013 Proxy Statement).*
10.14	Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*
10.15

Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 20, 2010, between the Company and Kathleen Q. Abernathy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “June 30, 2012 10-Q”)).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.16	Offer of Employment Letter, dated May 24, 2012, between the Company and Andrew Crain (filed as Exhibit 10.2 to the June 30, 2012 10-Q).*
10.17	Offer of Employment Letter, dated April 6, 2012, between the Company and Lois Hedg-Peth (filed as Exhibit 10.4 to the June 30, 2012 10-Q).*
10.18

Offer of Employment Letter, dated December 18, 2012, between the Company and John M. Jureller (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”)).*

10.19	Offer of Employment Letter, dated December 16, 2013, between the Company and Jennifer E. Lem (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014). *
10.20

Change in Control Letter Agreement, dated April 27, 2012, between the Company and Daniel J. McCarthy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012).*

10.21

Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).  *

10.22	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (filed as Exhibit 10.5 to the June 30, 2012 10-Q).*
10.23

Amended and Restated Employment Agreement, dated as of March 8, 2013, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013).*

10.24	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).*
10.25	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 10-K).*
10.26	Form of LTIP Agreement for CEO (filed as Exhibit 10.32 to the 2012 10-K). *
10.27	Form of LTIP Agreement for named executive officers other than CEO (filed as exhibit 10.33 to the 2012 10-K).*
10.28	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans.
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

Exhibits 10.6 through 10.28 are management contracts or compensatory plans or arrangements.

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

February 27, 2014

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2014.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Jeri B. Finard	Director
(Jeri B. Finard)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ John M. Jureller	Executive Vice President and Chief Financial Officer
(John M. Jureller)	(Principal Financial Officer)

/s/ James Kahan	Director
(James Kahan)

/s/ Jennifer E. Lem	Senior Vice President and Controller
(Jennifer E. Lem)	(Principal Accounting Officer)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Virginia P. Ruesterholz	Director
(Virginia P. Ruesterholz)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Chairman of the Board and Chief Executive Officer
(Mary Agnes Wilderotter)	(Principal Executive Officer)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-4

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-5

Consolidated Statements of Operations for the years ended
December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Equity for the years ended
December 31, 2013, 2012 and 2011	F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2013, 2012 and 2011	F-8

Notes to Consolidated Financial Statements	F-9

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Stamford, Connecticut

February 27, 2014

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 27, 2014

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Frontier Communications Corporation:

We have audited Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 27, 2014

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

($ in thousands)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$880,039	$1,326,532
Accounts receivable, less allowances of $71,362 and $93,267, respectively	479,210	533,704
Restricted cash	11,411	15,408
Prepaid expenses	68,573	66,972
Income taxes and other current assets	179,606	144,587
Total current assets	1,618,839	2,087,203

Restricted cash	2,000	27,252
Property, plant and equipment, net	7,255,762	7,504,896
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,214,932	1,542,739
Other assets	206,232	233,822
Total assets	$16,635,484	$17,733,631

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$257,916	$560,550
Accounts payable	327,256	338,148
Advanced billings	137,319	146,317
Accrued other taxes	66,276	66,342
Accrued interest	188,639	209,327
Other current liabilities	324,181	232,836
Total current liabilities	1,301,587	1,553,520

Deferred income taxes	2,417,108	2,357,210
Pension and other postretirement benefits	725,333	1,055,058
Other liabilities	262,308	266,625
Long-term debt	7,873,667	8,381,947

Equity:
Shareholders' equity of Frontier:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
999,462,000 and 998,410,000 outstanding, respectively, and
1,027,986,000 issued, at December 31, 2013 and 2012)	256,997	256,997
Additional paid-in capital	4,321,056	4,639,563
Retained earnings	76,108	63,205
Accumulated other comprehensive loss, net of tax	(260,530)	(483,576)
Treasury stock	(338,150)	(368,593)
Total shareholders' equity of Frontier	4,055,481	4,107,596
Noncontrolling interest in a partnership	-	11,675
Total equity	4,055,481	4,119,271
Total liabilities and equity	$16,635,484	$17,733,631

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

($ in thousands, except for per-share amounts)

	2013	2012	2011

Revenue	$4,761,576	$5,011,853	$5,243,043

Operating expenses:
Network access expenses	431,073	441,588	518,682
Other operating expenses	2,141,068	2,234,553	2,278,419
Depreciation and amortization	1,169,500	1,266,807	1,403,175
Pension settlement costs	44,163	-	-
Acquisition and integration costs	9,652	81,737	143,146
Total operating expenses	3,795,456	4,024,685	4,343,422

Gain on sale of Mohave partnership interest	14,601	-	-

Operating income	980,721	987,168	899,621

Investment income	3,808	13,011	2,391
Losses on early extinguishment of debt	159,780	90,363	-
Other income, net	5,369	7,121	9,135
Interest expense	667,398	687,985	665,196

Income before income taxes	162,720	228,952	245,951
Income tax expense	47,242	75,638	88,343

Net income	115,478	153,314	157,608
Less: Income attributable to the noncontrolling
interest in a partnership	2,643	16,678	7,994

Net income attributable to common shareholders
of Frontier	$112,835	$136,636	$149,614

Basic net income per common share attributable
to common shareholders of Frontier	$0.11	$0.14	$0.15

Diluted net income per common share attributable
to common shareholders of Frontier	$0.11	$0.13	$0.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

($ in thousands)

	2013	2012	2011

Net income	$115,478	$153,314	$157,608
Pension settlement costs, net of tax (see Notes 14 and 17)	27,381	-	-
Other comprehensive income (loss), net of tax (see Note 14)	195,665	(96,613)	(157,414)
Comprehensive income	338,524	56,701	194

Less: Income attributable to the
noncontrolling interest in a partnership	(2,643)	(16,678)	(7,994)

Comprehensive income (loss) attributable to
the common shareholders of Frontier	$335,881	$40,023	$(7,800)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

($ and shares in thousands)

	Shareholders' Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance December 31, 2010	1,027,986	$256,997	$5,525,471	$77,107	$(229,549)	(34,131)	$(433,286)	$13,003	$5,209,743
Stock plans	-	-	(5,701)	-	-	1,273	18,285	-	12,584
Dividends on common stock	-	-	(746,387)	-	-	-	-	-	(746,387)
Net income	-	-	-	149,614	-	-	-	7,994	157,608
Other comprehensive loss, net
of tax	-	-	-	-	(157,414)	-	-	-	(157,414)
Distributions	-	-	-	-	-	-	-	(7,000)	(7,000)
Balance December 31, 2011	1,027,986	256,997	4,773,383	226,721	(386,963)	(32,858)	(415,001)	13,997	4,469,134
Stock plans	-	-	(34,582)	-	-	3,282	46,408	-	11,826
Dividends on common stock	-	-	(99,238)	(300,152)	-	-	-	-	(399,390)
Net income	-	-	-	136,636	-	-	-	16,678	153,314
Other comprehensive loss, net
of tax	-	-	-	-	(96,613)	-	-	-	(96,613)
Distributions	-	-	-	-	-	-	-	(19,000)	(19,000)
Balance December 31, 2012	1,027,986	256,997	4,639,563	63,205	(483,576)	(29,576)	(368,593)	11,675	4,119,271
Stock plans	-	-	(18,671)	-	-	1,052	30,443	-	11,772
Dividends on common stock	-	-	(299,836)	(99,932)	-	-	-	-	(399,768)
Net income	-	-	-	112,835	-	-	-	2,643	115,478
Pension settlement costs, net of tax	-	-	-	-	27,381	-	-	-	27,381
Other comprehensive income, net
of tax	-	-	-	-	195,665	-	-	-	195,665
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance December 31, 2013	1,027,986	$256,997	$4,321,056	$76,108	$(260,530)	(28,524)	$(338,150)	$-	$4,055,481

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

($ in thousands)

	2013	2012	2011

Cash flows provided by (used in) operating activities:
Net income	$115,478	$153,314	$157,608
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	1,169,500	1,266,807	1,403,175
Losses on early extinguishment of debt	159,780	90,363	-
Pension settlement costs	44,163	-	-
Pension/OPEB costs	37,243	28,087	23,897
Stock based compensation expense	16,932	16,775	14,209
Gain on sale of Mohave partnership interest	(14,601)	-	-
Other non-cash adjustments	11,065	10,319	(28,036)
Deferred income taxes	(7,510)	80,501	87,411
Change in accounts receivable	50,487	43,813	(72,600)
Change in accounts payable and other liabilities	(6,507)	(148,906)	(84,689)
Change in prepaid expenses, income taxes and other current assets	(80,403)	11,400	71,706
Net cash provided by operating activities	1,495,627	1,552,473	1,572,681

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(634,685)	(748,407)	(748,361)
Capital expenditures - Integration activities	-	(54,097)	(76,478)
Network expansion funded by Connect America Fund	(32,748)	(4,830)	-
Grant funds received for network expansion from Connect America Fund	63,636	65,981	-
Proceeds on sale of Mohave partnership interest	17,755	-	-
Cash transferred from escrow	31,249	102,020	43,012
Other assets purchased and distributions received, net	12,300	4,394	19,155
Net cash used by investing activities	(542,493)	(634,939)	(762,672)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	750,000	1,360,625	575,000
Financing costs paid	(19,360)	(27,852)	(5,444)
Long-term debt payments	(1,563,022)	(756,953)	(552,394)
Premium paid to retire debt	(159,429)	(72,290)	-
Dividends paid	(399,768)	(399,390)	(746,387)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(8,048)	(21,236)	(5,953)
Net cash provided from (used by) financing activities	(1,399,627)	82,904	(735,178)

(Decrease)/Increase in cash and cash equivalents	(446,493)	1,000,438	74,831
Cash and cash equivalents at January 1,	1,326,532	326,094	251,263

Cash and cash equivalents at December 31,	$880,039	$1,326,532	$326,094

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$667,753	$636,485	$653,500
Income taxes (refunds), net	$94,161	$4,715	$(33,072)

Non-cash investing and financing activities:
Capital lease obligations	$25,082	$26,596	$-
Financing obligation for contributions of real property to pension plan	$23,422	$-	$58,100
Reduction of pension obligation	$(23,422)	$-	$(58,100)
Increase in capital expenditures due to changes in accounts payable	$39,847	$9,802	$1,338

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:

(a)   Description of Business:

Frontier Communications Corporation (Frontier) is a communications company providing services predominantly to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier (ILEC).  Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.  On July 1, 2010, Frontier completed the 2010 Transaction for the acquisition of the 2010 Acquired Business, as described further in Note 3 – The Transactions.

(b)  Basis of Presentation and Use of Estimates:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Frontier had a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet were included in our consolidated financial statements through its date of disposal on April 1, 2013.  The minority interest of the limited partners was reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of operations as “Income attributable to the noncontrolling interest in a partnership.”  On April 1, 2013, the Company sold its partnership interest in Mohave and received proceeds of $17.8 million.  The Company recognized a gain on sale of approximately $14.6 million before taxes in 2013.

For our financial statements as of and for the period ended December 31, 2013, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates.  Estimates and judgments are used when accounting for revenue recognition including the allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, contingencies, and pension and other postretirement benefits, among others.

(c)   Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)  Revenue Recognition:

Revenue is recognized when services are provided or when products are delivered to customers.  Revenue that is billed in advance includes: monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges.  The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes: non-recurring network access services (including data services), switched access services, non-recurring voice and video services.  The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in accounts receivable in the period that the services are provided.  Excise taxes are recognized as a liability when billed.  Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship.  We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $117.5 million,  $119.7 million and $104.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(e)  Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties.  Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retired is charged against accumulated depreciation.

(f)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.  We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP. During the first quarter of 2013, the Company reorganized into four regional operating segments. Our operating segments consist of the following regions: Central, East, National and West.  Our regional operating segments are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the first quarter of 2013, we reassigned goodwill to our reporting units using a relative fair value allocation approach.

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

(j)   Stock Plans:

We have various stock-based compensation plans. Awards under these plans are granted to eligible officers, management employees, non-management employees and non-employee directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards, including awards with performance, market and time-vesting conditions. Our general policy is to issue shares from treasury upon the grant of restricted shares, earning of performance shares and the exercise of options.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The compensation cost recognized is based on awards ultimately expected to vest. U.S. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(k)  Net Income Per Common Share Attributable to Common Shareholders:

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income per common share attributable to common shareholders of Frontier. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 13 – Net Income Per Common Share.

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

Internal Control – Integrated Framework

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework in 2014 and do not expect that it will have a significant impact on the Company.

(3)   The Transactions:

The 2010 Transaction

On July 1, 2010, the Company acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in 14 states (the Acquired Territories), including Internet access and long distance services and broadband video provided to designated customers in the Acquired Territories (the 2010 Acquired Business).  Frontier was considered the acquirer of the 2010 Acquired Business for accounting purposes.

The Company accounted for its acquisition of the 2010 Acquired Business (the 2010 Transaction) using the guidance included in ASC Topic 805. We incurred $81.7 million and $143.1 million of integration related costs in connection with the 2010 Transaction during the years ended December 31, 2012 and 2011, respectively.  Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.   All integration activities for the 2010 Transaction were completed as of the end of 2012.

The AT&T Transaction

On December 17, 2013, the Company announced that it entered into an agreement to acquire the wireline properties of AT&T Inc. (AT&T) in Connecticut (the AT&T Transaction) for a purchase price of $2.0 billion in cash, with adjustments for working capital.  Upon completion of the AT&T Transaction, Frontier will operate AT&T’s wireline business and fiber optic network that provides services to residential, commercial and wholesale customers in Connecticut.  The Company will also acquire AT&T’s U-verse® video and satellite TV customers in Connecticut.  We incurred $9.7 million of acquisition related costs in connection with the AT&T Transaction during the fourth quarter of 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)   Accounts Receivable:

The components of accounts receivable, net at December 31, 2013 and 2012 are as follows:

($ in thousands)	2013	2012

Retail and Wholesale	$498,717	$581,152
Other	51,855	45,819
Less: Allowance for doubtful accounts	(71,362)	(93,267)
Accounts receivable, net	$479,210	$533,704

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 is as follows:

($ in thousands)	Balance at beginning of Period	Charged to Other Revenue	Charged (Credited) to Switched and Nonswitched Revenue and Other Accounts	Write-offs and Recoveries	Balance at end of Period

2011	$73,571	$93,721	$16,403	$(76,647)	$107,048
2012	107,048	74,332	14,396	(102,509)	93,267
2013	93,267	68,965	(3,203)	(87,667)	71,362

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $65.8 million, $88.7 million and $110.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2013 and 2012 are as follows:

($ in thousands)	Estimated Useful Lives	2013	2012

Land	N/A	$126,483	$126,483
Buildings and leasehold improvements	41 years	1,061,097	1,052,650
General support	5 to 17 years	977,941	988,707
Central office/electronic circuit equipment	5 to 11 years	5,222,928	4,965,099
Poles	49 years	549,322	507,922
Cable and wire	15 to 30 years	6,259,292	6,038,835
Conduit	60 years	359,974	354,777
Other	12 to 30 years	43,144	44,802
Construction work in progress		250,516	274,488
Property, plant and equipment		14,850,697	14,353,763
Less: Accumulated depreciation		(7,594,935)	(6,848,867)
Property, plant and equipment, net		$7,255,762	$7,504,896

Depreciation expense is principally based on the composite group method.  Depreciation expense was $841.5 million, $844.6 million and $881.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2013, with an immaterial impact to depreciation expense.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of December 31, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

The components of other intangibles at December 31, 2013 and 2012 are as follows:

($ in thousands)	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangibles:
Customer base	$2,427,648	$(1,336,852)	$1,090,796	$2,427,648	$(1,009,045)	$1,418,603
Software licenses	-	-	-	105,019	(105,019)	-
Trade name and license	124,136	-	124,136	124,419	(283)	124,136
Total other intangibles	$2,551,784	$(1,336,852)	$1,214,932	$2,657,086	$(1,114,347)	$1,542,739

Amortization expense was $328.0 million,  $422.2 million and $521.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for 2013, 2012 and 2011 of $328.0 million, $410.8 million and $465.4 million, respectively, mainly represents the amortization of intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  Amortization expense for 2012 and 2011 included $38.3 million and $49.1 million, respectively, for amortization associated with certain software licenses that were acquired in the 2010 Transaction and are no longer required for operations as a result of the completed systems conversions and $11.4 million and $56.3 million, respectively, for amortization associated with certain properties, each of which were fully amortized in 2012. Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $285 million in 2014, $240 million in 2015, $195 million in 2016, $150 million in 2017 and $105 million in 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Long-Term Debt:

The activity in our long-term debt from December 31, 2012 to December 31, 2013 is summarized as follows:

		Year Ended
		December 31, 2013			Interest
					Rate at
	December 31,	Payments	New	December 31,	December 31,
($ in thousands)	2012	and Retirements	Borrowings	2013	2013 *

Senior Unsecured Debt	$8,919,696	$(1,562,630)	$750,000	$8,107,066	7.95%
Industrial Development Revenue Bonds	13,550	-	-	13,550	6.33%
Rural Utilities Service Loan Contracts	9,322	(392)	-	8,930	6.15%
Total Long-Term Debt	$8,942,568	$(1,563,022)	$750,000	$8,129,546	7.95%

Less: Debt (Discount)/Premium	(71)			2,037
Less: Current Portion	(560,550)			(257,916)
	$8,381,947			$7,873,667

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2013 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our Senior Unsecured Debt at December 31, 2013 and 2012 is as follows:

($ in thousands)	2013		2012

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
1/15/2013	$-	-	$502,658	6.250%
5/1/2014	200,000	8.250%	200,000	8.250%
3/15/2015	105,026	6.625%	300,000	6.625%
4/15/2015	96,872	7.875%	374,803	7.875%
10/14/2016 *	460,000	3.045% (Variable)	517,500	3.095% (Variable)
4/15/2017	606,874	8.250%	1,040,685	8.250%
10/1/2018	582,739	8.125%	600,000	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,100,000	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	7,857,066		8,669,696
Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$8,107,066	7.78% **	$8,919,696	7.69% **

*      Represents borrowings under the Credit Agreement with CoBank.

**    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the Credit Agreement).  The entire facility was drawn upon execution of the Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the Credit Agreement bear interest based on the margins over the Base Rate (as defined in the Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.  Proceeds of the facility were used to repay in full the remaining outstanding principal on three debt facilities (Frontier’s $200 million Rural Telephone Financing Cooperative term loan maturing October 24, 2011, its $143 million CoBank term loan maturing December 31, 2012, and its $130 million CoBank term loan maturing December 31, 2013) and the remaining proceeds were used for general corporate purposes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 3, 2013, the Company entered into a new $750.0 million revolving credit facility (the Revolving Credit Facility) and terminated the Company’s previously existing revolving credit facility. As of December 31, 2013, no borrowings had been made under the Revolving Credit Facility. The terms of the Revolving Credit Facility are set forth in the credit agreement, dated as of May 3, 2013, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties named therein (the Revolving Credit Agreement).  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400%  per annum as of December 31, 2013. The Revolving Credit Facility is scheduled to terminate on November 3, 2016. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.0% or 2.0%, respectively, as of December 31, 2013. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.  The maximum permitted leverage ratio is 4.5 times.

On September 8, 2010,  the Company entered into a letter of credit facility, the terms of which are set forth in the Credit Agreement with the Lenders party thereto and Deutsche Bank AG, New York Branch (the Bank), as Administrative Agent and Issuing Bank (the Letter of Credit Agreement). An initial letter of credit for $190.0 million was issued to the West Virginia Public Service Commission to guarantee certain of our capital investment commitments in West Virginia in connection with the 2010 Transaction.  The initial commitments under the Letter of Credit Agreement expired in September 2011, with the Bank exercising its option to extend $100.0 million of the commitments to September 2012.  In September 2012, the Company entered into an amendment to the Letter of Credit Agreement to extend $40 million of the commitments.  Two letters of credit were issued in September 2012, one for $20 million that expired in March 2013, and the other for $20 million that expired in September 2013. The Letter of Credit Agreement expired on September 20, 2013.

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

On April 10, 2013, the Company accepted for purchase $471.3 million aggregate principal amount of its senior notes tendered for total consideration of $532.4 million, consisting of $194.2 million aggregate principal amount of the Company’s 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216.0 million, and $277.1 million aggregate principal amount of the Company’s 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316.4 million. On April 24, 2013, the Company accepted for purchase $0.7 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $0.8 million, $0.8 million of the April 2015 Notes, tendered for total consideration of $0.9 million, and $225.0 million aggregate principal amount of the Company’s 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $267.7 million. The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $104.9 million, ($64.9 million or $0.06 per share after tax), which was recognized in the second quarter of 2013.

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

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount.  We received net proceeds of $489.6 million from the offering after deducting underwriting fees and offering expenses.  The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and the April 2015 Notes (and together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the 2012 Debt Tender Offer).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pursuant to the 2012 Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446.0 million, and  $49.5 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54.0 million.  The Company used proceeds from the sale of its May 2012 offering of $500 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.

In connection with the 2012 Debt Tender Offer and repurchase of the Notes, the Company recognized a loss of $69.0 million for the premium paid on the early extinguishment of debt during 2012.  We also recognized losses of $2.1 million during 2012 for $78.1 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $588.1 million from the offering after deducting underwriting fees and offering expenses.  The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount.  We received net proceeds of $255.9 million from the offering after deducting underwriting fees and offering expenses. The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

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

As of December 31, 2013, we were in compliance with all of our debt and credit facility financial covenants.

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense of $1.3 million related to this commitment during 2013.  On January 29, 2014, we entered into a bridge loan agreement (the Bridge Loan Agreement) with the Lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

Our principal payments for the next five years are as follows as of December 31, 2013:

Principal
($ in thousands)	Payments

2014	$257,916
2015	$259,840
2016	$345,466
2017	$607,375
2018	$583,273

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Obligations

During 2013, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $23.4 million. The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of approximately $2.1 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company continues to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized. An obligation of $23.4 million was recorded in our consolidated balance sheet within “Other liabilities” for $23.3 million and within “Other current liabilities” for $0.1 million and these liabilities will be reduced by a portion of the lease payments made to the pension plan.

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

During 2011, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan recorded the contributions at their fair value of $58.1 million and the Company entered into a financing lease for the contributed properties for 15 years at a combined aggregate annual rent of approximately $5.8 million.

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2013 are as follows:

($ in thousands)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2014	$6,891	$3,107
2015	7,043	3,162
2016	7,225	3,216
2017	7,418	3,273
2018	7,633	3,331
Thereafter	70,892	18,976
Total future payments	107,102	35,065
Less: Amounts representing interest	(63,174)	(9,983)
Present value of minimum lease payments	$43,928	$25,082

(8) Investment Income:

The components of investment income for the years ended December 31, 2013, 2012 and 2011 are as follows:

($ in thousands)	2013	2012	2011

Interest and dividend income	$2,401	$3,753	$2,184
Investment gain	1,407	9,780	1,071
Equity earnings (loss)	-	(522)	(864)
Total investment income	$3,808	$13,011	$2,391

During 2013, 2012 and 2011, we recognized investment gains of $1.4 million, $9.8 million and $1.1 million, respectively, associated with cash received in connection with our previously written-off investment in Adelphia.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)   Other Income, Net:

The components of other income, net for the years ended December 31, 2013, 2012 and 2011 are as follows:

($ in thousands)	2013	2012	2011

Gain on expiration/settlement of customer advances	$3,345	$7,798	$7,605
Litigation settlement proceeds	-	854	1,495
Split-dollar life insurance proceeds	2,263	-	-
All other, net	(239)	(1,531)	35
Total other income, net	$5,369	$7,121	$9,135

During 2013 we recognized proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive.

During 2013, 2012 and 2011, we recognized income of $3.3 million, $7.8 million and $7.6 million, respectively, in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

During 2012 and 2011, we recognized $0.9 million and $1.5 million, respectively, in settlement proceeds related to litigation arising from businesses that the Company exited several years ago.

(10) Capital Stock:

We are authorized to issue up to 1,750,000,000 shares of common stock.  The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(11) Stock Plans:

At December 31, 2013, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Non-Employee Directors’ Deferred Fee Equity Plan (the Deferred Fee Plan).  At December 31, 2013, there were 22,540,761 shares authorized for grant and 18,432,664 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Non-Employee Directors’ Equity Incentive Plan (the Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans). Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

1996, 2000, 2009 and 2013 Equity Incentive Plans

Since the expiration dates of the 1996 EIP, the 2000 EIP and the 2009 EIP on May 22, 2006, May 14, 2009 and May 8, 2013, respectively, no awards have been or may be granted under the 1996 EIP, the 2000 EIP and the 2009 EIP. Under the 2013 EIP, awards of our common stock may be granted to eligible officers, management employees and non-management employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. As discussed under the Non-Employee Directors’ Compensation Plans below, prior to May 25, 2006 non-employee directors received an award of stock options under the 2000 EIP upon commencement of service.

At December 31, 2013, there were 20,000,000 shares authorized for grant under the 2013 EIP and 17,384,055 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 8, 2013) of the 2013 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Performance Shares

On February 15, 2012, the Company’s Compensation Committee, in consultation with the other non-management directors of the Company’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards are granted in the form of performance shares.  The LTIP is currently offered under the Company’s 2009 EIP and 2013 EIP, and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three-year performance period (a Measurement Period), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period.  The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on the Company’s total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the three-year Measurement Period.  Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award.  The TSR performance measure is then applied to decrease or increase payouts based on the Company’s three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding LTIP target performance shares as of December 31, 2013 and changes with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
Balance at January 1, 2012	-
LTIP target performance shares granted	979,000
LTIP target performance shares forfeited	-
Balance at December 31, 2012	979,000
LTIP target performance shares granted	1,124,000
LTIP target performance shares forfeited	(354,000)
Balance at December 31, 2013	1,749,000

The Company recognized an expense of $1.1 million and $0.4 million during 2013 and 2012, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2013 and changes with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2011	4,440,000	$8.29	$43,199,000
Restricted stock granted	1,734,000	$9.38	$8,930,000
Restricted stock vested	(1,146,000)	$9.52	$5,899,000
Restricted stock forfeited	(181,000)	$7.99
Balance at December 31, 2011	4,847,000	$8.40	$24,962,000
Restricted stock granted	3,976,000	$4.18	$17,017,000
Restricted stock vested	(1,387,000)	$8.78	$5,937,000
Restricted stock forfeited	(387,000)	$5.99
Balance at December 31, 2012	7,049,000	$6.08	$30,169,000
Restricted stock granted	3,360,000	$4.10	$15,626,000
Restricted stock vested	(3,097,000)	$6.78	$14,403,000
Restricted stock forfeited	(1,078,000)	$5.26
Balance at December 31, 2013	6,234,000	$4.80	$28,988,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2013 was $19.5 million and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Other operating expenses”, of $14.9 million, $15.9 million and $14.8 million, for the years ended December 31, 2013, 2012 and 2011, respectively, has been recorded in connection with these grants.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Options

The following summary presents information regarding outstanding stock options as of December 31, 2013 and changes with regard to options under the EIPs:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2011	1,507,000	$10.50	1.7	$603,000
Options granted	-	$-
Options exercised	(10,000)	$8.19		$12,000
Options canceled, forfeited or lapsed	(602,000)	$10.86
Balance at December 31, 2011	895,000	$9.94	1.3	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(355,000)	$8.35
Balance at December 31, 2012	540,000	$10.99	0.9	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(457,000)	$10.59
Balance at December 31, 2013	83,000	$13.23	1.8	$-

The number of options exercisable at December 31, 2013, 2012 and 2011 were 83,000,  540,000 and 895,000, with a weighted average exercise price of $13.23,  $10.99 and $9.94, respectively.

There were no stock options exercised during 2013 and 2012. Cash received upon the exercise of options during 2011 was $0.1 million. There were no stock options granted during 2013, 2012 and 2011. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2013.

Non-Employee Directors’ Compensation Plans

Prior to October 1, 2010, non-employee directors received stock options upon joining the Board of Directors.  These options were awarded under the Directors’ Equity Plan commencing May 25, 2006.  Prior thereto, these options were awarded under the 2000 EIP.  Options awarded to directors under the 2000 EIP are included in the above tables.

Prior to October 1, 2013,  each non-employee director was entitled to receive an annual retainer of (1) $75,000 in cash, which he or she had the right to elect to receive in the form of stock units, and (2) $75,000 in the form of stock units.  In addition, the Lead Director, the chair of the Audit Committee and the chair of the Compensation Committee each received an annual stipend of $20,000, the chair of the Nominating and Corporate Governance Committee received an annual stipend of $10,000 and the chair of the Retirement Plan Committee received an annual stipend of $7,500.

Beginning October 1, 2013, we revised our non-employee director compensation program in accordance with best practices.  Each non-employee director is now entitled to receive an annual retainer of (1) $90,000 in cash, which he or she has the right to elect to receive in the form of stock units, as described below, and (2) $90,000 in the form of stock units, in each case payable in advance in quarterly installments on the first business day of each quarter.  In addition, the Lead Director and the chair of the Audit Committee each receives an additional annual cash stipend of $25,000, the chair of the Compensation Committee receives an additional annual cash stipend of $20,000, the chair of the Nominating and Corporate Governance Committee receives an additional annual cash stipend of $15,000 and the chair of the Retirement Plan Committee receives an additional annual cash stipend of $10,000, which in each case he or she may elect to receive in the form of stock units.  The annual stipend paid to the Lead Director and each of the committee chairs is payable in arrears in equal quarterly installments on the last business day of each quarter.  Each director is required to irrevocably elect by December 31 of the prior year whether to receive the cash portion of his or her retainer and/or his or her stipend in stock units.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 1, 2013, stock units are credited to the director’s account in an amount that is determined as follows: the total cash value of the fees payable to the director is divided by the closing prices of Frontier common stock on the grant date of the units.  Prior to October 1, 2013, stock units were credited to the director’s account in an amount that was determined as follows: the total cash value of the fees payable to the director divided by 85% of the closing prices of Frontier common stock on the grant date of the units.  Units are credited to the director’s account quarterly.  Directors must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

Dividends are paid on stock units held by directors at the same rate and at the same time as we pay dividends on shares of our common stock.  Dividends on stock units are paid in the form of additional stock units.

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2013, there were 1,048,609 shares available for grant. There were 11 directors participating in the Directors’ Plans during all or part of 2013. In 2013, the total plan units earned were 374,383. In 2012, the total plan units earned were 306,634.  In 2011, the total plan units earned were 197,600. Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2013, 116,630 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $11.95.

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

In connection with the Director Plans, compensation costs associated with the issuance of stock units were $2.1 million,  $0.8 million and $(0.6) million in 2013, 2012 and 2011, respectively. Cash compensation associated with the Director Plans was $0.7 million in 2013, 2012 and 2011, respectively. These costs are recognized in “Other operating expenses”.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	(2.7)	2.4	4.0
Noncontrolling interest	(0.6)	(2.5)	(1.1)
Tax reserve adjustment	(1.1)	(5.4)	(4.0)
Changes in certain deferred tax balances	(4.0)	3.1	(2.7)
IRS audit adjustments	3.2	-	-
Federal research and development credit	(3.2)	-	-
Reversal of tax credits	-	-	4.4
Non-deductible transaction costs	2.0	-	-
All other, net	0.4	0.4	0.3
Effective tax rate	29.0%	33.0%	35.9%

Income taxes for 2013 include the impact of a $6.5 million net benefit resulting from the adjustment of deferred tax balances, a  $5.2 million benefit from federal research and development credits and a $1.8 million benefit from the net reversal of reserves for uncertain tax positions, partially offset by the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit, and a charge of $3.3 million resulting from non-deductible transaction costs.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)	2013	2012

Deferred income tax liabilities:
Property, plant and equipment basis differences	$1,950,720	$1,959,028
Intangibles	885,661	929,749
Other, net	25,954	29,564
	$2,862,335	$2,918,341

Deferred income tax assets:
Pension liability	216,890	306,421
Tax operating loss carryforward	130,733	154,892
Employee benefits	161,493	177,464
State tax liability	(642)	7,422
Accrued expenses	26,223	43,162
Allowance for doubtful accounts	11,957	35,181
Other, net	42,915	14,025
	589,569	738,567
Less: Valuation allowance	(112,671)	(78,784)
Net deferred income tax asset	476,898	659,783
Net deferred income tax liability	$2,385,437	$2,258,558

Deferred tax assets and liabilities are reflected in the following captions on the consolidated balance sheet:
Deferred income taxes	$2,417,108	$2,357,210
Income taxes and other current assets	(31,671)	(98,652)
Net deferred income tax liability	$2,385,437	$2,258,558

Our state tax operating loss carryforward as of December 31, 2013 is estimated at $2.5 billion. A portion of our state loss carryforward begins to expire in 2014 through 2032.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to shareholders’ equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)	2013	2012	2011

Income taxes charged to the consolidated statement of operations:
Current:
Federal	$54,915	$(3,824)	$(13,320)
State	(163)	(1,039)	14,252
Total Current	54,752	(4,863)	932

Deferred:
Federal	12,699	53,642	77,750
State	(20,209)	26,859	9,661
Total Deferred	(7,510)	80,501	87,411
Total income taxes charged to the consolidated statement of operations	47,242	75,638	88,343

Income taxes charged (credited) to shareholders' equity of Frontier:
Utilization of the benefits arising from restricted stock	1,910	2,937	-
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	132,432	(58,551)	(97,409)
Total income taxes charged (credited) to shareholders' equity
of Frontier	134,342	(55,614)	(97,409)
Total income taxes	$181,584	$20,024	$(9,066)

In 2011, we received refunds of $53.9 million generated in part by the 2009 retroactive change in accounting method for repairs and maintenance costs related to tax years 2008 and prior.

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $9.3 million as of December 31, 2013 including interest of $0.6 million. The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.4 million as of December 31, 2013.

The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We have recognized in our consolidated statement of operations for the year ended December 31, 2011, a net reduction in interest in the amount of $2.1 million.  We are subject to income tax examinations generally for the years 2012 forward for federal and 2005 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

($ in thousands)	2013	2012

Unrecognized tax benefits - beginning of year	$11,487	$33,928
Gross increases - current year tax positions	4,554	3,381
Gross decreases - expired statute of limitations	(7,282)	(25,822)
Unrecognized tax benefits - end of year	$8,759	$11,487

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts above exclude $0.6 million and $2.1 million of accrued interest as of December 31, 2013 and 2012, respectively, that we have recorded and would be payable should the Company’s tax positions not be sustained.

(13) Net Income Per Common Share:

The reconciliation of the net income per common share calculation for the years ended December 31, 2013, 2012 and 2011 is as follows:

($ and shares in thousands, except per share amounts)
	2013	2012	2011
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$112,835	$136,636	$149,614
Less: Dividends paid on unvested restricted stock awards	(2,531)	(2,901)	(3,743)
Total basic and diluted net income attributable to common
shareholders of Frontier	$110,304	$133,735	$145,871

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	999,126	997,665	994,753
Less: Weighted average unvested restricted stock awards	(6,467)	(7,128)	(4,901)
Total weighted average shares outstanding - basic	992,659	990,537	989,852

Basic net income per share attributable to common
shareholders of Frontier	$0.11	$0.14	$0.15

Diluted earnings per common share:
Total weighted average shares outstanding - basic	992,659	990,537	989,852
Effect of dilutive shares	1,338	1,263	1,415
Effect of dilutive stock units	-	-	557
Total weighted average shares outstanding - diluted	993,997	991,800	991,824

Diluted net income per share attributable to common
shareholders of Frontier	$0.11	$0.13	$0.15

Stock Options

For the years ended December 31, 2013, 2012 and 2011, options to purchase 83,000 shares (at exercise prices ranging from $12.50 to $14.15), 540,000 shares (at exercise prices ranging from $10.44 to $14.15) and 895,000 shares (at exercise prices ranging from $8.19 to $14.15), respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At December 31, 2013, 2012 and 2011, we had 1,238,542, 864,114 and 557,480 stock units, respectively, issued under the Director Plans.  These securities have not been included in the diluted income per share of common stock calculation for 2013 and 2012 because their inclusion would have an antidilutive effect.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at December 31, 2013, 2012 and 2011 are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2011	$(349,264)	$(13,369)	$132,752	$332	$(229,549)
Other comprehensive income before reclassifications	(241,064)	(22,668)	100,978	(482)	(163,236)
Amounts reclassified from accumulated other comprehensive loss	15,165	(5,774)	(3,569)	-	5,822
Net current-period other comprehensive income (loss)	(225,899)	(28,442)	97,409	(482)	(157,414)
Balance at December 31, 2011	(575,163)	(41,811)	230,161	(150)	(386,963)
Other comprehensive income before reclassifications	(152,402)	(29,922)	68,871	-	(113,453)
Amounts reclassified from accumulated other comprehensive loss	29,691	(2,531)	(10,320)	-	16,840
Net current-period other comprehensive income (loss)	(122,711)	(32,453)	58,551	-	(96,613)
Balance at December 31, 2012	(697,874)	(74,264)	288,712	(150)	(483,576)
Other comprehensive income before reclassifications	205,341	67,289	(100,951)	2	171,681
Amounts reclassified from accumulated other comprehensive loss	36,938	1,745	(14,699)	-	23,984
Recognition of net actuarial loss for pension settlement costs	44,163	-	(16,782)	-	27,381
Net current-period other comprehensive income (loss)	286,442	69,034	(132,432)	2	223,046
Balance at December 31, 2013	$(411,432)	$(5,230)	$156,280	$(148)	$(260,530)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive Loss Components	2013	2012	2011	Affected Line Item in the Statement Where Net Income is Presented

Amortization of Pension Cost Items (b)
Prior-service costs	$(8)	$199	$199
Actuarial gains/(losses)	(36,930)	(29,890)	(15,364)
Pension settlement costs	(44,163)	-	-
	(81,101)	(29,691)	(15,165)	Income before income taxes
Tax impact	30,818	11,282	5,763	Income tax (expense) benefit
	$(50,283)	$(18,409)	$(9,402)	Net income
Amortization of Postretirement Cost Items (b)
Prior-service costs	$6,101	$10,068	$10,198
Actuarial gains/(losses)	(7,846)	(7,537)	(4,424)
	(1,745)	2,531	5,774	Income before income taxes
Tax impact	663	(962)	(2,194)	Income tax (expense) benefit
	$(1,082)	$1,569	$3,580	Net income

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

(16)  Quarterly Financial Data (Unaudited):

($ in thousands, except per share amounts)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,205,396	$1,190,533	$1,185,278	$1,180,369	$4,761,576
Operating income	250,824	266,156	206,172	257,569	980,721
Net income (loss) attributable to common
shareholders of Frontier	48,140	(38,460)	35,400	67,755	112,835
Basic net income (loss) per common share
attributable to common shareholders
of Frontier	$0.05	$(0.04)	$0.04	$0.07	$0.11

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,268,054	$1,258,777	$1,252,469	$1,232,553	$5,011,853
Operating income	208,458	267,784	275,196	235,730	987,168
Net income attributable to common
shareholders of Frontier	26,768	17,989	67,000	24,879	136,636
Basic net income per common share
attributable to common shareholders
of Frontier	$0.03	$0.02	$0.07	$0.02	$0.14

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The quarterly net income per common share amounts are rounded to the nearest cent.  Annual net income per common share may vary depending on the effect of such rounding.

We recognized $9.7 million ($6.1 million or $0.01 per share after tax)  of acquisition costs during the fourth quarter of 2013.

We recognized $40.3 million ($25.0 million or $0.03 per share after tax) and $3.9 million ($2.4 million after tax) of pension settlement costs in the third and fourth quarters of 2013, respectively.

We recognized $159.8 million ($98.9 million or $0.10 per share after tax)  of losses on early extinguishment of debt during the second quarter of 2013.

We recognized $35.1 million ($21.7 million or $0.02 per share after tax), $28.6 million ($18.1 million or $0.02 per share after tax), $4.5 million ($2.9 million after tax), and $13.5 million ($9.1 million or $0.01 per share after tax) of integration costs during the first, second, third and fourth quarters of 2012, respectively.

We recognized $70.8 million ($44.5 million or $0.04 per share after tax), $0.2 million ($0.2 million after tax) and $19.3 million ($12.1 million or $0.01 per share after tax) of losses on early extinguishment of debt during the second, third and fourth quarters of 2012, respectively.

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

As of December 31, 2013 and 2012, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to more closely match cash flows to the expected payments to participants.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

In determining the discount rate as of December 31, 2011, we considered, among other things, the yields on the Citigroup Above Median Pension Curve, the Towers Watson Index, the general movement of interest rates and the changes in those rates from one period to the next.

As a result of the change described above, Frontier is utilizing a discount rate of 4.90% as of December 31, 2013 for its qualified pension plan, compared to rates of 4.00% and 4.50% in 2012 and 2011, respectively. The discount rate for postretirement plans as of December 31, 2013 was a range of 4.90% to 5.20% compared to a range of 4.00% to 4.20% in 2012 and 4.50%  to 4.75% in 2011.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20  year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee.  Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments.  In 2013, 2012 and 2011, our expected long-term rate of return on plan assets was 8.00%, 7.75% and 8.00%, respectively.  For 2014, we will assume a rate of return of 7.75%.  Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2013 and 2012 and the components of total periodic pension benefit cost for the years ended December 31, 2013, 2012 and 2011:

($ in thousands)	2013	2012

Change in projected benefit obligation (PBO)
PBO at beginning of year	$1,944,731	$1,799,313
Service cost	47,651	43,688
Interest cost	75,812	78,027
Actuarial (gain)/loss	(180,709)	196,304
Benefits paid	(54,151)	(172,601)
Settlements	(164,608)	-
PBO at end of year	$1,668,726	$1,944,731

Change in plan assets
Fair value of plan assets at beginning of year	$1,253,666	$1,257,990
Actual return on plan assets	119,328	139,679
Employer contributions, net of transfers	62,290	28,598
Benefits paid	(54,151)	(172,601)
Settlements	(164,608)	-
Fair value of plan assets at end of year	$1,216,525	$1,253,666

Funded status	$(452,201)	$(691,065)

Amounts recognized in the consolidated balance sheet
Other current liabilities	$(100,205)	$(60,386)
Pension and other postretirement benefits	$(351,996)	$(630,679)
Accumulated other comprehensive loss	$411,432	$697,874

($ in thousands)	Expected in 2014	2013	2012	2011

Components of total periodic pension benefit cost
Service cost		$47,651	$43,688	$38,879
Interest cost on projected benefit obligation		75,812	78,027	84,228
Expected return on plan assets		(94,695)	(95,777)	(100,558)
Amortization of prior service cost /(credit)	$45	8	(199)	(199)
Amortization of unrecognized loss	19,274	36,930	29,890	15,364
Net periodic pension benefit cost		65,706	55,629	37,714
Pension settlement costs		44,163	-	-
Total periodic pension benefit cost		$109,869	$55,629	$37,714

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $164.6 million, which exceeded the settlement threshold of $125.4  million, and as a result, the Company was required to recognize a non-cash settlement charge of $44.2 million during 2013.  The non-cash charge was required to accelerate the recognition of a portion of the previously

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

unrecognized actuarial losses in the pension plan.  This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.

We capitalized $19.2 million, $15.8 million and $10.2 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2013, 2012 and 2011, respectively, as the costs relate to our engineering and plant construction activities.

Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $85 million for our current business operations before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs, if any.

The plan’s weighted average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	2013	2012
Asset category:
Equity securities	42%	43%
Debt securities	44%	40%
Alternative investments	13%	14%
Cash and other	1%	3%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)	Amount

2014	$100,839
2015	104,480
2016	110,570
2017	114,703
2018	117,055
2019-2023	633,650
Total	$1,181,297

During 2013, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $23.4 million. The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of approximately $2.1 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

We made total contributions to our pension plan during 2013 of $62.3 million, consisting of cash payments of $38.9 million and the contribution of real property with a fair value of $23.4 million, as described above.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

recorded the contributions at their fair value of $58.1 million.  The Company has entered into leases for the contributed properties for 15 years at a combined aggregate annual rent of $5.8 million.  The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The accumulated benefit obligation for the plan was $1,560.0 million and $1,793.8 million at December 31, 2013 and 2012, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2013	2012	2011
Discount rate - used at year end to value obligation	4.90%	4.00%	4.50%
Discount rate - used to compute annual cost	4.00%	4.50%	5.25%
Expected long-term rate of return on plan assets	8.00%	7.75%	8.00%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2013 and 2012 and the components of net periodic postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011.

($ in thousands)	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$438,550	$391,596
Service cost	12,533	10,812
Interest cost	17,241	17,842
Plan participants' contributions	4,293	4,059
Actuarial (gain)/loss	(67,547)	30,958
Benefits paid	(19,447)	(15,974)
Plan change	-	(743)
Benefit obligation at end of year	$385,623	$438,550

Change in plan assets
Fair value of plan assets at beginning of year	$5,055	$5,101
Actual return on plan assets	(122)	466
Plan participants' contributions	4,293	4,059
Employer contribution	12,528	11,403
Benefits paid	(19,447)	(15,974)
Fair value of plan assets at end of year	$2,307	$5,055

Funded status	$(383,316)	$(433,495)

Amounts recognized in the consolidated balance sheet
Other current liabilities	$(11,508)	$(9,116)
Pension and other postretirement benefits	$(371,808)	$(424,379)
Accumulated other comprehensive loss	$5,230	$74,264

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands)	Expected in 2014	2013	2012	2011

Components of net periodic postretirement benefit cost
Service cost		$12,533	$10,812	$8,958
Interest cost on projected benefit obligation		17,241	17,842	17,722
Expected return on plan assets		(136)	(172)	(324)
Amortization of prior service cost /(credit)	$(3,560)	(6,101)	(10,068)	(10,198)
Amortization of unrecognized loss	2,886	7,846	7,537	4,424
Net periodic postretirement benefit cost		$31,383	$25,951	$20,582

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2013	2012	2011
Discount rate - used at year end to value obligation	4.90% - 5.20%	4.00% - 4.20%	4.50% - 4.75%
Discount rate - used to compute annual cost	4.00% - 4.20%	4.50% - 4.75%	5.25%
Expected long-term rate of return on plan assets	3.00% - 4.00%	3.00% - 4.00%	3.00% - 6.00%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)	Gross Benefit	Medicare Part D Subsidy	Total

2014	$16,687	$489	$16,198
2015	18,004	585	17,419
2016	19,342	691	18,651
2017	20,575	825	19,750
2018	21,785	961	20,824
2019-2023	120,619	6,994	113,625
Total	$217,012	$10,545	$206,467

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.50% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2019 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1.1 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $14.8 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1.0) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(13.8) million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 and 2012 are as follows:

($ in thousands)	Pension Plan		OPEB
	2013	2012	2013	2012
Net actuarial loss	$411,076	$697,511	$30,835	$105,970
Prior service cost/(credit)	356	363	(25,605)	(31,706)
Total	$411,432	$697,874	$5,230	$74,264

The amounts recognized as a component of accumulated comprehensive loss for the years ended December 31, 2013 and 2012 are as follows:

($ in thousands)	Pension Plan		OPEB
	2013	2012	2013	2012
Accumulated other comprehensive loss at
beginning of year	$697,874	$575,163	$74,264	$41,811

Net actuarial gain (loss) recognized during year	(36,930)	(29,890)	(7,846)	(7,537)
Prior service (cost) credit recognized during year	(8)	199	6,101	10,068
Net actuarial loss (gain) occurring during year	(205,341)	152,402	(67,289)	30,665
Prior service cost (credit) occurring during year	-	-	-	(743)
Settlement costs recognized during year	(44,163)	-	-	-
Net amount recognized in comprehensive income
for the year	(286,442)	122,711	(69,034)	32,453
Accumulated other comprehensive loss at
end of year	$411,432	$697,874	$5,230	$74,264

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $20.6 million,  $23.0 million and $22.2 million for 2013, 2012 and 2011, respectively.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

($ in thousands)	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$8,503	$8,503	$-	$-
U.S. Government Obligations	26,070	-	26,070	-
Corporate and Other Obligations	235,723	-	235,723	-
Common Stock	120,801	120,801	-	-
Commingled Funds	604,975	-	571,531	33,444
Interest in Registered Investment Companies	80,221	80,221	-	-
Interest in Limited Partnerships and
Limited Liability Corporations	129,276	-	-	129,276
Insurance Contracts	629	-	629	-
Other	1,660	-	1,660	-
Total investments at fair value	$1,207,858	$209,525	$835,613	$162,720
Interest and Dividend Receivable	2,832
Due from Broker for Securities Sold	8,916
Receivable Associated with Insurance Contract	7,044
Due to Broker for Securities Purchased	(10,125)
Total Plan Assets, at Fair Value	$1,216,525

($ in thousands)	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$42,391	$-	$42,391	$-
U.S. Government Obligations	14,166	-	14,166	-
Corporate and Other Obligations	246,024	-	246,024	-
Common Stock	133,631	133,631	-	-
Commingled Funds	612,707	-	572,893	39,814
Interest in Registered Investment Companies	99,161	99,161	-	-
Interest in Limited Partnerships and
Limited Liability Corporations	101,678	-	-	101,678
Insurance Contracts	799	-	799	-
Other	96	-	96	-
Total investments at fair value	$1,250,653	$232,792	$876,369	$141,492
Interest and Dividend Receivable	3,252
Due from Broker for Securities Sold	3,788
Receivable Associated with Insurance Contract	7,610
Due to Broker for Securities Purchased	(11,637)
Total Plan Assets, at Fair Value	$1,253,666

The Company classified $8.5 million of cash equivalents as Level 1 assets at December 31, 2013 as these investments were held in cash accounts in 2013.  There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2013 or 2012.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2013 and 2012:

($ in thousands)	2013
	Interest in Limited Partnerships and Limited Liability Corporations	Commingled Funds
Balance, beginning of year	$101,678	$39,814
Realized gains	10,835	975
Unrealized gains	18,033	2,656
Contributed assets	23,422	-
Sales	(24,692)	(10,001)
Balance, end of year	$129,276	$33,444

($ in thousands)	2012
	Interest in Limited Partnerships and Limited Liability Corporations	Commingled Funds
Balance, beginning of year	$104,033	$37,194
Realized gains	5,587	-
Unrealized gains	454	2,620
Sales	(8,396)	-
Balance, end of year	$101,678	$39,814

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2013:

($ in thousands)
	Fair Value	Redemption Frequency	Redemption Notice Period	Liquidation Period
Commingled Funds
JPM Multi-Strat II C-A Ser 11-07 (a)	$33,444	Quarterly	65 days	NA

Interest in Limited Partnerships and Limited
Liability Corporations
Morgan Stanley Institutional Cayman Fund LP (b)	$26,188	Quarterly	60 days	NA
MS IFHF SVP LP Cayman (b)	2,772	Through liquidation of underlying investments	None	2 years
MS IFHF SVP LP Alpha (b)	1,504	Through liquidation of underlying investments	None	2 years
RII World Timberfund, LLC (c)	5,761	Through liquidation of underlying investments	None	10 years
100 Comm Drive, LLC (d)	8,557	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (d)	6,922	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway, LLC (d)	24,955	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (d)	29,318	Through liquidation of underlying investments	None	NA
1500 MacCorkle Ave SE, LLC (d)	15,987	Through liquidation of underlying investments	None	NA
400 S. Pike Road West, LLC (d)	1,079	Through liquidation of underlying investments	None	NA
601 N US 131, LLC (d)	1,063	Through liquidation of underlying investments	None	NA
9260 E. Stockton Blvd., LLC (d)	5,170	Through liquidation of underlying investments	None	NA
Total Interest in Limited Partnerships and Limited
Liability Corporations	$129,276

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

(c)  The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America, New Zealand and Australia.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(d)  The entity invests in commercial real estate properties that are leased to the Company.  The leases are triple net, whereby the Company is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

The following table represents the Plan’s Level 3 financial instruments for its interest in certain limited partnerships and limited liability corporations, the valuation techniques used to measure the fair value of those financial instruments as of December 31, 2013, and the significant unobservable inputs and ranges of values for those inputs:

Instrument	Property	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Significant Input Values
			Direct Capitalization	Capitalization Rate	8.50%
	100 Comm Drive, LLC	$8,557	Discounted	Discount Rate	9.50%
			Cash Flow	Duration (years)	10
			Direct Capitalization	Capitalization Rate	8.50%
	100 CTE Drive, LLC	$6,922	Discounted	Discount Rate	10.00%
			Cash Flow	Duration (years)	15
Interest in			Direct Capitalization	Capitalization Rate	8.50%
Limited Partnerships	6430 Oakbrook Parkway, LLC	$24,955	Discounted	Discount Rate	10.50%
and Limited			Cash Flow	Duration (years)	10
Liability Corporations			Direct Capitalization	Capitalization Rate	8.50%
	8001 West Jefferson, LLC	$29,318	Discounted	Discount Rate	10.50%
			Cash Flow	Duration (years)	10
	1500 MacCorkle Ave SE, LLC	$15,987	Direct Capitalization	Capitalization Rate	8.85%
	400 S. Pike Road West, LLC	$1,079	Direct Capitalization	Capitalization Rate	10.50%
	601 N US 131, LLC	$1,063	Direct Capitalization	Capitalization Rate	10.00%
	9260 E. Stockton Blvd., LLC	$5,170	Direct Capitalization	Capitalization Rate	9.00%

The fair value of our OPEB plan assets, which are all measured using Level 1 inputs, was $2.3 million and $5.1 million as of December 31, 2013 and 2012, respectively.

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2013 and 2012.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.  Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

($ in thousands)	2013		2012

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$7,873,667	$8,191,744	$8,381,947	$9,091,416

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(19) Commitments and Contingencies:

We anticipate total capital expenditures for our current business operations of approximately $575 million to $625 million for 2014, excluding the expenditure of funds previously received from the Connect America Fund program. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the pending AT&T Transaction, the Company currently expects to incur operating expenses and capital expenditures of approximately $225 million to $275 million in 2014 related to these acquisition and integration initiatives.  The Company incurred $9.7  million of acquisition costs related to the AT&T Transaction during the fourth quarter of 2013.

In connection with the 2010 Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013.  We are required to provide download speeds of 4 Mbps to at least 75%,  80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we had expanded broadband availability in excess of 3 Mbps to 85.4% of the households throughout the Acquired Territories, and in excess of 4 Mbps to 83.5% of the households throughout the Acquired Territories. Accordingly, we have met our FCC requirement to provide 3 Mbps coverage to 85% of the households and 4 Mbps coverage to 75% of the households in the Acquired Territories by the end of 2013. We have also met our FCC requirement to provide 4 Mbps coverage to 80% of the households in the Acquired Territories by the end of 2014.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed an aggregate amount of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia.  As of December 31, 2013,  $176.3 million had been released from the escrow accounts and the Company had a restricted cash balance in the remaining escrow account in the aggregate amount of $11.4 million, including interest earned.  The aggregate amount of the escrow account will continue to decrease over time as Frontier makes the required capital expenditures in West Virginia. In September 2013, the letter of credit for the remaining $20 million expired.

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

We accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.  Legal defense costs are expensed as incurred.  None of our existing accruals, after considering insurance coverage, for pending matters is material.  We constantly monitor our pending litigation for the purpose of adjusting our accruals and revising our disclosures accordingly, when required.  Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable.  We will vigorously defend our interests for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our consolidated financial position, results of operations, or our cash flows.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2013 are as follows:

($ in thousands)	Operating Leases

Year ending December 31:
2014	$61,880
2015	10,452
2016	8,804
2017	7,708
2018	7,393
Thereafter	49,091
Total minimum lease payments	$145,328

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 was $84.4 million, $79.3 million and $70.2 million, respectively.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively.  As of December 31, 2013, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

We are party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2013, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in thousands)	Amount

Year ending December 31:
2014	$28,653
2015	20,796
2016	9,694
2017	4,295
2018	1,204
Thereafter	6,000
Total	$70,642

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  ASC Topic 840 requires that we disclose “the maximum potential amount of future payments (undiscounted) that the guarantor could be required to make under the guarantee.”  ASC Topic 840 also states that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2014 and remained in default for the duration of the contract (another 2 years), we estimate that our undiscounted purchase obligation for 2014 through 2015 would be approximately $287.4 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

At December 31, 2013, we have outstanding performance letters of credit as follows:

($ in thousands)	Amount

CNA Financial Corporation (CNA)	$45,659
All other	1,186
Total	$46,845

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