Form 10-Q
period 2014-03-31
FRONTIER COMMUNICATIONS CORP
filed 2014-05-08
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2014 was 1,002,282,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$954,241	$880,039
Accounts receivable, less allowances of $70,094 and $71,362, respectively	463,081	479,210
Restricted cash	11,412	11,411
Prepaid expenses	62,547	68,573
Income taxes and other current assets	108,133	179,606
Total current assets	1,599,414	1,618,839

Restricted cash	2,000	2,000
Property, plant and equipment, net	7,190,258	7,255,762
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,139,041	1,214,932
Other assets	200,442	206,232
Total assets	$16,468,874	$16,635,484

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$365,625	$257,916
Accounts payable	218,022	327,256
Advanced billings	135,246	137,319
Accrued other taxes	81,076	66,276
Accrued interest	202,324	188,639
Other current liabilities	329,583	324,181
Total current liabilities	1,331,876	1,301,587

Deferred income taxes	2,396,448	2,417,108
Pension and other postretirement benefits	713,777	725,333
Other liabilities	266,429	262,308
Long-term debt	7,762,672	7,873,667

Equity:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
1,002,281,000 and 999,462,000 outstanding, respectively, and
1,027,986,000 issued, at March 31, 2014 and December 31, 2013)	256,997	256,997
Additional paid-in capital	4,181,483	4,321,056
Retained earnings	115,382	76,108
Accumulated other comprehensive loss, net of tax	(257,491)	(260,530)
Treasury stock	(298,699)	(338,150)
Total equity	3,997,672	4,055,481
Total liabilities and equity	$16,468,874	$16,635,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

($ in thousands, except for per-share amounts)

(Unaudited)

	2014	2013

Revenue	$1,154,046	$1,205,396

Operating expenses:
Network access expenses	107,092	109,398
Other operating expenses	528,926	541,499
Depreciation and amortization	281,407	303,675
Acquisition and integration costs	10,596	-
Total operating expenses	928,021	954,572

Operating income	226,025	250,824

Investment and other income, net	1,395	4,654
Interest expense	170,957	171,420

Income before income taxes	56,463	84,058
Income tax expense	17,189	33,275

Net income	39,274	50,783
Less: Income attributable to the noncontrolling
interest in a partnership	-	2,643

Net income attributable to common shareholders
of Frontier	$39,274	$48,140

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.04	$0.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

($ in thousands)

(Unaudited)

	2014	2013

Net income	$39,274	$50,783
Other comprehensive income, net of tax (see Note 13)	3,039	6,746
Comprehensive income	42,313	57,529

Less: Income attributable to the
noncontrolling interest in a partnership	-	(2,643)

Comprehensive income attributable to
the common shareholders of Frontier	$42,313	$54,886

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013, THE NINE MONTHS ENDED DECEMBER 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2014

($ and shares in thousands)

(Unaudited)

	Shareholders' Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2013	1,027,986	$256,997	$4,639,563	$63,205	$(483,576)	(29,576)	$(368,593)	$11,675	$4,119,271
Stock plans	-	-	(3,094)	-	-	(279)	2,888	-	(206)
Dividends on common stock	-	-	(99,812)	-	-	-	-	-	(99,812)
Net income	-	-	-	48,140	-	-	-	2,643	50,783
Other comprehensive income, net
of tax	-	-	-	-	6,746	-	-	-	6,746
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Balance March 31, 2013	1,027,986	256,997	4,536,657	111,345	(476,830)	(29,855)	(365,705)	7,918	4,070,382
Stock plans	-	-	(15,577)	-	-	1,331	27,555	-	11,978
Dividends on common stock	-	-	(200,024)	(99,932)	-	-	-	-	(299,956)
Net income	-	-	-	64,695	-	-	-	-	64,695
Pension settlement costs, net of tax	-	-	-	-	27,381	-	-	-	27,381
Other comprehensive income, net
of tax	-	-	-	-	188,919	-	-	-	188,919
Distributions	-	-	-	-	-	-	-	-	-
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance December 31, 2013	1,027,986	256,997	4,321,056	76,108	(260,530)	(28,524)	(338,150)	-	4,055,481
Stock plans	-	-	(39,345)	-	-	2,819	39,451	-	106
Dividends on common stock	-	-	(100,228)	-	-	-	-	-	(100,228)
Net income	-	-	-	39,274	-	-	-	-	39,274
Other comprehensive income, net
of tax	-	-	-	-	3,039	-	-	-	3,039
Balance March 31, 2014	1,027,986	$256,997	$4,181,483	$115,382	$(257,491)	(25,705)	$(298,699)	$-	$3,997,672

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

($ in thousands)

(Unaudited)

	2014	2013

Cash flows provided by (used in) operating activities:
Net income	$39,274	$50,783
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	281,407	303,675
Pension/OPEB costs	3,053	5,018
Stock based compensation expense	6,151	3,885
Other non-cash adjustments	10,140	1,710
Deferred income taxes	(22,479)	(10,133)
Change in accounts receivable	16,129	48,951
Change in accounts payable and other liabilities	(70,663)	(84,756)
Change in prepaid expenses, income taxes and other current assets	49,852	40,159
Net cash provided by operating activities	312,864	359,292

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(135,059)	(189,009)
Capital expenditures - Integration activities	(10,348)	-
Network expansion funded by Connect America Fund	(6,380)	(1,815)
Grant funds received for network expansion from Connect America Fund	3,748	5,998
Cash transferred from (to) escrow	-	(11)
Other assets purchased and distributions received, net	14,217	528
Net cash used by investing activities	(133,822)	(184,309)

Cash flows provided from (used by) financing activities:
Long-term debt borrowing	10,706	-
Long-term debt payments	(14,479)	(517,129)
Dividends paid	(100,228)	(99,812)
Repayment of customer advances for construction,
distributions to noncontrolling interests and other	(839)	(7,279)
Net cash used by financing activities	(104,840)	(624,220)

(Decrease)/Increase in cash and cash equivalents	74,202	(449,237)
Cash reclassed to assets held for sale	-	(1,386)
Cash and cash equivalents at January 1,	880,039	1,326,532

Cash and cash equivalents at March 31,	$954,241	$875,909

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$145,620	$168,095
Income taxes (refunds), net	$(4,928)	$947

The accompanying Notes are an integral part of these Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2014, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

Frontier had a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave). Mohave’s results of operations were included in our consolidated financial statements through its date of disposal on April 1, 2013. The minority interest of the limited partners was reflected in the consolidated statements of operations as “Income attributable to the noncontrolling interest in a partnership.” On April 1, 2013, the Company sold its partnership interest in Mohave and received proceeds of $17.8 million. The Company recognized a gain on sale of approximately $14.6 million before taxes in the second quarter of 2013.

The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.  Estimates and judgments are used when accounting for revenue recognition, including the allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, contingencies, and pension and other postretirement benefits, among others. Certain information and footnote disclosures have been excluded and/or condensed pursuant to SEC rules and regulations.

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses” of $29.9 million and $29.8 million for the three months ended March 31, 2014 and 2013, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We annually (during the fourth quarter) or more frequently, if appropriate, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP. Our four operating segments consist of the following regions: Central, East, National and West. Our regional operating segments are aggregated into one reportable segment.

The Company amortizes finite-lived intangible assets over their estimated useful lives and reviews such intangible assets at least annually (during the fourth quarter) to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Internal Control – Integrated Framework

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework during 2014 and do not expect that it will have a significant impact on the Company.

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

The Company will account for the AT&T Transaction in accordance with the guidance included in ASC Topic 805. We incurred $10.6 million of acquisition and integration related costs in connection with the AT&T Transaction during the three months ended March 31, 2014. Such costs are required to be expensed as incurred and are reflected in “Acquisition and integration costs” in our consolidated statements of operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in thousands)	March 31, 2014	December 31, 2013

Retail and Wholesale	$474,278	$498,717
Other	58,897	51,855
Less: Allowance for doubtful accounts	(70,094)	(71,362)
Accounts receivable, net	$463,081	$479,210

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $12.9 million and $16.2 million for the three months ended March 31, 2014 and 2013, respectively.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in thousands)	March 31, 2014	December 31, 2013

Property, plant and equipment	$14,984,356	$14,850,697
Less: Accumulated depreciation	(7,794,098)	(7,594,935)
Property, plant and equipment, net	$7,190,258	$7,255,762

Depreciation expense is principally based on the composite group method. Depreciation expense was $205.5 million and $216.7 million for the three months ended March 31, 2014 and 2013, respectively. As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2013, with an immaterial impact to depreciation expense.

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of both March 31, 2014 and December 31, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of other intangibles are as follows:

($ in thousands)	March 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$2,427,648	$(1,412,743)	$1,014,905	$2,427,648	$(1,336,852)	$1,090,796
Trade name and license	124,136	-	124,136	124,136	-	124,136
Total other intangibles	$2,551,784	$(1,412,743)	$1,139,041	$2,551,784	$(1,336,852)	$1,214,932

Amortization expense was $75.9 million and $87.0 million for the three months ended March 31, 2014 and 2013, respectively. Amortization expense represents the amortization of intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2014 and December 31, 2013.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in thousands)	March 31, 2014		December 31, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$7,762,672	$8,343,979	$7,873,667	$8,191,744

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)   Long-Term Debt:

The activity in our long-term debt from December 31, 2013 to March 31, 2014 is summarized as follows:

		Three months ended
		March 31, 2014			Interest
					Rate at
	December 31,	Payments	New	March 31,	March 31,
($ in thousands)	2013	and Retirements	Borrowings	2014	2014 *

Senior Unsecured Debt	$8,107,066	$(14,375)	$-	$8,092,691	7.95%
Other Secured Debt	13,550	-	10,706	24,256	3.54%
Rural Utilities Service Loan Contracts	8,930	(104)	-	8,826	6.15%
Total Long-Term Debt	$8,129,546	$(14,479)	$10,706	$8,125,773	7.94%

Less: Debt (Discount)/Premium	2,037			2,524
Less: Current Portion	(257,916)			(365,625)
	$7,873,667			$7,762,672

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at March 31, 2014 represent a weighted average of multiple issuances

.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	March 31, 2014		December 31, 2013

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
5/1/2014	200,000	8.250%	200,000	8.250%
3/15/2015	105,026	6.625%	105,026	6.625%
4/15/2015	96,872	7.875%	96,872	7.875%
10/14/2016 *	445,625	3.035% (Variable)	460,000	3.045% (Variable)
4/15/2017	606,874	8.250%	606,874	8.250%
10/1/2018	582,739	8.125%	582,739	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,021,505	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	750,000	7.625%
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	7,842,691		7,857,066
Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$8,092,691	7.79% **	$8,107,066	7.78% **

*      Represents borrowings under the Credit Agreement with CoBank.

**    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

During the first three months of 2014, we entered into secured financings totaling $10.7 million with four year terms and no stated interest rate for certain equipment purchases.

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $7.5 million during the three months ended March 31, 2014.  On January 29, 2014, we entered into a bridge loan agreement (the Bridge Loan Agreement) with the Lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750.0 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of November 3, 2016. As of March 31, 2014,  no borrowings had been made under the Revolving Credit Facility. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of March 31, 2014. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of March 31, 2014. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

As of March 31, 2014, we were in compliance with all of our debt and credit facility financial covenants.

Our principal payments for the next five years are as follows as of March 31, 2014:

Principal
($ in thousands)	Payments

2014 (remaining nine months)	$245,445
2015	$262,517
2016	$348,143
2017	$610,052
2018	$583,942
2019	$434,565

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)   Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended
	March 31,

	2014	2013

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	0.3	3.6
Noncontrolling interest	-	(0.4)
Tax reserve adjustment	-	0.4
Changes in certain deferred tax balances	(5.1)	-
All other, net	0.2	1.0
Effective tax rate	30.4%	39.6%

Income taxes for the three months ended March 31, 2014 include the impact of a $2.9 million benefit arising from state tax law changes.

The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.9 million as of March 31, 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Net Income Per Common Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended
($ and shares in thousands, except per share amounts)	March 31,

	2014	2013
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$39,274	$48,140
Less: Dividends paid on unvested restricted stock awards	(767)	(521)
Total basic and diluted net income attributable to common
shareholders of Frontier	$38,507	$47,619

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,000,960	998,146
Less: Weighted average unvested restricted stock awards	(6,934)	(6,273)
Total weighted average shares outstanding - basic	994,026	991,873

Basic net income per share attributable to common
shareholders of Frontier	$0.04	$0.05

Diluted earnings per common share:
Total weighted average shares outstanding - basic	994,026	991,873
Effect of dilutive shares	1,502	675
Total weighted average shares outstanding - diluted	995,528	992,548

Diluted net income per share attributable to common
shareholders of Frontier	$0.04	$0.05

Stock Options

For the three months ended March 31, 2014, options to purchase 83,000 shares (at exercise prices ranging from $12.50 to $14.15) and for the three months ended March 31, 2013,  options to purchase 526,000 shares (at exercise prices ranging from $10.44 to $14.15), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At March 31, 2014 and 2013, we had 1,314,113 and 949,412 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation for the three months ended March 31, 2014 and 2013 because their inclusion would have an antidilutive effect.

(11) Stock Plans:

At March 31, 2014, we had six stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At March 31, 2014, there were 22,540,761 shares authorized for grant and 14,543,220 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

In 2012, the Compensation Committee granted approximately 979,000 performance shares under the LTIP and set the operating cash flow performance goal for the first year in the 2012-2014 Measurement Period and the TSR modifier for the three-year Measurement Period. In 2013, the Compensation Committee granted approximately 1,124,000 performance shares under the LTIP and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period. On February 17, 2014, the Compensation Committee granted 1,028,000 performance shares under the LTIP and set the operating cash flow performance goal for 2014, which applies to the first year in the 2014-2016 Measurement Period, the second year of the 2013-2015 Measurement Period and the third year of the 2012-2014 Measurement Period. The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

The following summary presents information regarding LTIP target performance shares as of March 31, 2014 and changes during the three months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
Balance at January 1, 2014	1,749,000
LTIP target performance shares granted	1,028,000
LTIP target performance shares forfeited	-
Balance at March 31, 2014	2,777,000

For the three months ended March 31, 2014 and 2013, the Company recognized an expense of $1.0 million and $0.3 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2014 and changes during the three months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2014	6,234,000	$4.80	$28,988,000
Restricted stock granted	3,741,000	$4.71	$21,359,000
Restricted stock vested	(2,254,000)	$5.25	$12,867,000
Restricted stock forfeited	(57,000)	$4.50
Balance at March 31, 2014	7,664,000	$4.63	$43,764,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2014 was $33.5 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first three months of 2013 totaled 521,000. The total fair value of shares granted and vested at March 31, 2013 was approximately $2.1 million and $7.2 million, respectively. The total fair value of unvested restricted stock at March 31, 2013 was $21.3 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2013 was $4.09.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Other operating expenses”, of $4.4 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively, has been recorded in connection with these grants.

Stock Options

The following summary presents information regarding outstanding stock options as of March 31, 2014 and changes during the three months then ended with regard to options under the EIPs:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2014	83,000	$13.23	1.8	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	-	$-
Balance at March 31, 2014	83,000	$13.23	1.6	$-

Exercisable at March 31, 2014	83,000	$13.23	1.6	$-

There were no stock options granted during the first three months of 2013.  There was no intrinsic value for the stock options outstanding and exercisable at March 31, 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(13)  Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at March 31, 2014 and 2013, and changes for the three months then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2014	$(411,432)	$(5,230)	$156,280	$(148)	$(260,530)
Other comprehensive income before reclassifications	-	-	-	148	148
Amounts reclassified from accumulated other comprehensive loss	4,830	(168)	(1,771)	-	2,891
Net current-period other comprehensive income (loss)	4,830	(168)	(1,771)	148	3,039
Balance at March 31, 2014	$(406,602)	$(5,398)	$154,509	$-	$(257,491)

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2013	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)
Other comprehensive income before reclassifications	(229)	-	293	-	64
Amounts reclassified from accumulated other comprehensive loss	10,074	703	(4,095)	-	6,682
Net current-period other comprehensive income (loss)	9,845	703	(3,802)	-	6,746
Balance at March 31, 2013	$(688,029)	$(73,561)	$284,910	$(150)	$(476,830)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive	For the three months ended March 31,		Affected Line Item in the Statement Where
Loss Components	2014	2013	Net Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(11)	$(2)
Actuarial gains/(losses)	(4,819)	(10,072)
	(4,830)	(10,074)	Income before income taxes
Tax impact	1,835	3,828	Income tax (expense) benefit
	$(2,995)	$(6,246)	Net income
Amortization of OPEB Cost Items (b)
Prior-service costs	$890	$1,525
Actuarial gains/(losses)	(722)	(2,228)
	168	(703)	Income before income taxes
Tax impact	(64)	267	Income tax (expense) benefit
	$104	$(436)	Net income

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

(14)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

	2014	2013
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$9,940	$12,834
Interest cost on projected benefit obligation	19,824	18,880
Expected return on plan assets	(23,512)	(24,590)
Amortization of prior service cost /(credit)	11	2
Amortization of unrecognized loss	4,819	10,072
Net periodic pension benefit cost	$11,082	$17,198

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,

	2014	2013
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,553	$3,179
Interest cost on projected benefit obligation	4,788	4,440
Expected return on plan assets	(7)	(43)
Amortization of prior service cost/(credit)	(890)	(1,525)
Amortization of unrecognized loss	722	2,228
Net periodic postretirement benefit cost	$7,166	$8,279

During the first three months of 2014 and 2013, we capitalized $3.9 million and $4.9 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $85 million for our current business operations, excluding amounts capitalized into the cost of capital expenditures, as compared to $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures. We made total cash contributions to our pension plan during the three months ended March 31, 2014 of $11.6 million. An additional cash contribution of $19.6 million was made on April 15, 2014. We expect that we will make contributions of cash and/or other assets to our pension plan of approximately $100 million in 2014.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,229.5 million at March 31, 2014, an increase of $13.0 million, or 1%.  This increase is a result of positive investment returns of $40.3 million and cash contributions of $11.6 million, offset by benefit payments of $38.9 million during the first three months of 2014.

(15)  Commitments and Contingencies:

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

In connection with the pending AT&T Transaction, the Company currently expects to incur operating expenses and capital expenditures of approximately $225 million to $275 million in 2014 related to integration initiatives.  The Company incurred $10.6 million of operating expenses, consisting of $1.6 million and $9.0 million of acquisition and integration costs, respectively, and $10.3 million in capital expenditures related to the AT&T Transaction during the three months ended March 31, 2014.

In connection with the 2010 Transaction, the Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%,  80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households and 4 Mbps coverage to 75% of the households in the Acquired Territories by the end of 2013. We also met our FCC requirement to provide 4 Mbps coverage to 80% of the households in the Acquired Territories by the end of 2014. As of March 31, 2014, we expanded broadband availability in excess of 4 Mbps to 83.6% of the households throughout the Acquired Territories.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed a total of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia.  As of March 31, 2014, $176.3 million had been released from the escrow accounts and the Company had a restricted cash balance in the remaining escrow account in the aggregate amount of $11.4 million, including interest earned.  The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in West Virginia. In September 2013, the letter of credit for the remaining $20 million expired.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively.  As of March 31, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, the following potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to complete the acquisition of the Connecticut operations from AT&T;

•	The ability to successfully integrate the Connecticut operations of AT&T into our existing operations;

•	The risk that the cost savings from the AT&T Transaction may not be fully realized or may take longer to realize than expected;

•	The sufficiency of the assets to be acquired from AT&T to enable the combined company to operate the acquired business;

•	Failure to enter into or obtain, or delays in entering into or obtaining, certain agreements and consents necessary to operate the acquired business as planned;

•	The failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the AT&T Transaction;

•	The effects of increased expenses incurred due to activities related to the AT&T Transaction;

•	Disruption from the AT&T Transaction making it more difficult to maintain relationships with customers or suppliers;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	Our ability to successfully renegotiate union contracts;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2014 and beyond;

•	The effects of economic downturns which could result in difficulty in collection of revenues and loss of customers;

•

Adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the availability, or increase the cost, of financing to us;

•	Our cash flow from operations, amount of capital expenditures, debt service requirements, cash paid for income taxes and liquidity may affect our payment of dividends on our common shares;

•	The effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company; and

•	The effects of severe weather events such as hurricanes, tornadoes, ice storms or other natural or man-made disasters, which may increase our operating expenses or adversely impact customer revenue.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of The Transactions.

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the United States.  The Company currently operates in 27 states and will also operate in Connecticut after consummation of the AT&T Transaction. The Company is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.1 million customers, 1.9 million broadband connections and 13,700 employees as of March 31, 2014.

Regulatory Developments

In October 2009, the FCC issued a proposed rulemaking looking at rules to “Preserve a Free and Open Internet,” (i.e., net neutrality), including a reconsideration of the legal classification of broadband and proposed restrictions on broadband network management practices. On December 21, 2010, the FCC adopted an order imposing some regulations on Internet service providers.  These regulations affect fixed and mobile broadband providers differently.  These regulations became effective November 20, 2011, and we are in compliance with these regulations.  On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the portions of the FCC’s rules that prohibited blocking and required non-discriminatory treatment.  The Chairman of the FCC has stated his intention to preserve the spirit of the vacated rules.  The D.C. Circuit’s ruling may be appealed or the FCC may take other regulatory actions to implement “Open Internet” policies.  The future state of these regulations and their effect on us is unknown.

On November 18, 2011, the FCC adopted an Order to reform the Federal Universal Service High-Cost Fund (USF) and Intercarrier Compensation (the Order). The Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $71.9 million in CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction. We are required to implement, spend and enable these 92,877 households no later than July 24, 2015.  We spent $6.4 million of these CAF funds on network expansion during the first quarter of 2014 and $44.0 million of the CAF funds to date through March 31, 2014, enabling 70,000 households.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload. In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states. The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations. We received these funds in February 2014. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. The CAF funds received are accounted for as Contributions in Aid of Construction and were initially recorded as increases to Cash and Other liabilities on the balance sheet.

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

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

parties have also petitioned the FCC to reconsider various aspects of the Order.  The net impact of the Order during the period from July 2012 through March 2014 was immaterial.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following should be read in conjunction with Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(a)  Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents aggregating $954.2 million, excluding total restricted cash, primarily representing funds escrowed for future broadband expansion and service quality initiatives, of $13.4 million. Our primary source of funds continued to be cash generated from operations.  For the three months ended March 31, 2014, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of March 31, 2014, we had not made any borrowings under this facility.

At March 31, 2014, we had a working capital surplus of $267.5 million. We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment may negatively impact our cash generated from operations.  In addition, based on information available to us, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, but this could change in the future.  As of March 31, 2014, we had $245.4 million of debt maturing during the last nine months of 2014;  $262.5 million and $348.1 million of debt will mature in 2015 and 2016, respectively.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $46.4 million, or 13%, for the three months ended March 31, 2014, as compared with the prior year period. The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We received  $4.9 million in cash tax refunds during the first three months of 2014 as compared to $0.9 million in net cash taxes paid during the first three months of 2013. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012. Absent any legislative changes, we expect that in 2014 our cash tax payments for the full year will be approximately $130 million to $160 million for our current business operations, taking into account our estimated pre-close integration expenditures relating to the AT&T Transaction.

In connection with the pending AT&T Transaction, the Company recognized $10.6 million of acquisition and integration costs incurred during the first three months of 2014 and $7.5 million of interest expense related to the Bridge Facility commitment.  The Company expects to incur operating expenses of approximately $140 million to $170 million in 2014 related to integration activities for the pending AT&T Transaction.

Cash Flows used by Investing Activities

Capital Expenditures

For the three months ended March 31, 2014 and 2013, our capital expenditures were $145.4 million and $189.0 million (including $10.3 million of integration-related capital expenditures for the three months ended March 31, 2014 for the AT&T Transaction), respectively.  In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF funds amounted to $6.4 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. We anticipate capital expenditures for business operations to decrease in 2014 related to our currently owned properties to approximately $575 million to $625 million, as compared to $634.7 million in 2013. We anticipate an additional $85 million to $105 million of capital expenditures in 2014 related to the integration activities of the pending AT&T Transaction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by and provided from Financing Activities

Debt Financings

During the first three months of 2014, we entered into secured financings totaling $10.7 million with four year terms and no stated interest rate for certain equipment purchases.

Debt Reduction

During the first three months of 2014 and 2013, we retired an aggregate principal amount of $14.5 million and $517.1 million, respectively, of debt consisting of $14.4 million and $517.0 million, respectively, of senior unsecured debt and $0.1 million of rural utilities service loan contracts for each period.

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

Bridge Facility

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $7.5 million during the three months ended March 31, 2014. On January 29, 2014, we entered into a bridge loan agreement with the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Bridge Loan Agreement), pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

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

Revolving Credit Facility

The Company has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750.0 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of November 3, 2016. As of March 31, 2014, no borrowings had been made under the Revolving Credit Facility. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.400% per annum as of March 31, 2014. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of March 31, 2014. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

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

As of March 31, 2014, we were in compliance with all of our debt and credit facility covenants.

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

Future Commitments

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services.  Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively.  As of March 31, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions, we placed a total of $115.0 million in cash into several escrow accounts and obtained a letter of credit for $190.0 million in 2010.  Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia. As of March 31, 2014, $176.3 million had been released from the escrow accounts.  As of March 31, 2014, the Company had a restricted cash balance in the remaining escrow account of $11.4 million, including interest earned. The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in West Virginia. In September 2013, the letter of credit for the remaining $20 million expired.

In addition, the FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households and 4 Mbps coverage to 75% of the households in the Acquired Territories by the end of 2013. We also met our FCC requirement to provide 4 Mbps coverage to 80% of the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

households in the Acquired Territories by the end of 2014. As of March 31, 2014, we expanded broadband availability in excess of 4 Mbps to 83.6% of the households throughout the Acquired Territories.

As of March 31, 2014 and December 31, 2013, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	As of March 31, 2014	As of December 31, 2013

1 Mbps	90%	90%
3 Mbps	88%	86%
4 Mbps	86%	83%
6 Mbps	83%	76%
12 Mbps	74%	61%
20 Mbps	53%	48%

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

There were no new accounting standards issued and adopted by the Company during the first three months of 2014, or that have been issued but are not required to be adopted until future periods, with any material financial statement impact.

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

Revenue for the three months ended March 31, 2014 decreased  $51.4 million, or 4%, to $1,154.0 million as compared with the three months ended March 31, 2013. The decline during the first three months of 2014 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $7.8 million for the three months ended March 31, 2014 due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $133.1 million represented 12% of our revenues for the three months ended March 31, 2014. Switched access revenue was $53.2 million for the three months ended March 31, 2014, or 5% of our revenues, down from $62.3 million, or 5% of our revenues, for the three months ended March 31, 2013. Subsidy revenue was $80.0  million, or 7% of our revenues, for the three months ended March 31, 2014 and 2013, respectively.  We expect declining revenue trends in switched access and subsidy revenue to continue during the remainder of 2014.

During the first quarter of 2014, we lost 14,000 customers, net, as compared to a loss of 32,900 customers, net, during the first quarter of 2013. We believe the improved customer retention in 2014 as compared to 2013 is due to simplified products and pricing, our local engagement strategy, improved customer service and our investments in our network.

Total residential revenue for the three months ended  March 31, 2014 declined $18.6 million, or 4%, as compared to the three months ended March 31, 2013 primarily as a result of decreases in voice services revenue and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These access recovery charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. We had approximately 2,794,000 and 2,859,000 total residential customers as of March 31, 2014 and 2013, respectively. We lost approximately 9,600 and 27,800 residential customers, net, during the quarters ended March 31, 2014 and 2013, respectively, principally driven by declines in voice customers, and our residential customer monthly churn was 1.63% and 1.64% for the quarters ended March 31, 2014 and 2013, respectively.  Average monthly residential revenue per customer (residential ARPC) increased $0.28, or 0.5%, to $59.07 during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.   The overall increase in residential ARPC is primarily due to the shift in product mix to a higher percentage of the Company’s residential customers that take broadband services as compared to voice only customers. The Company expects continuing improvements in data services revenue, primarily driven by increased broadband customers, and continuing declines in voice services revenue.

Total business revenue for the three months ended March 31, 2014 declined $23.6 million, or 4%, as compared to the three months ended March 31, 2013,  principally as a result of decreases in our voice services revenue and wireless backhaul.  We had approximately 266,400 and 281,100 total business customers as of March 31, 2014 and 2013, respectively. We lost approximately 4,400 and 5,100 business customers, net, during the quarters ended March 31, 2014 and 2013, respectively.  Average monthly business revenue per customer (business ARPC) increased $6.66, or 1.0%, to $651.53 during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2014, mitigated, in part, by increases in data services revenues.

During the three months ended March 31, 2014, the Company added approximately 37,200 net broadband subscribers. During the first three months of 2013, the Company added approximately 28,200 net broadband subscribers. As of March 31, 2014, approximately 74% of our residential broadband customers, excluding multiple dwelling units and wireless high speed internet, subscribed to a bundle of services.  As of March 31, 2014, we were able to offer broadband to approximately 6.5 million households, or 90% of the 7.2 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

increasing broadband penetration and market share.  We expect to continue to increase broadband subscribers during the remainder of 2014.

Management believes that customer counts and average monthly revenue per customer are important factors in evaluating our trends. Among the key services we provide to residential customers are voice service, data service and video service.   We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs, as well as increasing revenue per customer.  For business customers we provide voice and data services, as well as a broad range of value-added services.

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

OTHER FINANCIAL AND OPERATING DATA

	As of March 31, 2014	As of December 31, 2013	% Increase (Decrease)	As of March 31, 2013	% Increase (Decrease)
Customers	3,060,280	3,074,280	(0)%	3,140,281	(3)%
Broadband subscribers	1,903,828	1,866,670	2%	1,782,599	7%
Video subscribers	390,334	385,353	1%	364,961	7%

	For the three months ended March 31,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenue (in 000's):
Residential (1)	$495,964	$514,525	$(18,561)	(4)%
Business (1)	524,974	548,613	(23,639)	(4)%
Customer revenue	1,020,938	1,063,138	(42,200)	(4)%
Switched access and subsidy	133,108	142,258	(9,150)	(6)%
Total revenue	$1,154,046	$1,205,396	$(51,350)	(4)%

Switched access minutes of use	3,943	4,290		(8)%
(in millions)

	As of or for the three months ended March 31,		% Increase
	2014	2013	(Decrease)

Residential Customer Metrics:
Customers	2,793,908	2,859,229	(2)%
Revenue (in 000's) (1)	$495,964	$514,525	(4)%
Average monthly residential
revenue per customer (1)(2)	$59.07	$58.79	0%
Customer monthly churn	1.63%	1.64%	(1)%

Business Customer Metrics:
Customers	266,372	281,052	(5)%
Revenue (in 000's) (1)	$524,974	$548,613	(4)%
Average monthly business
revenue per customer (1)	$651.53	$644.87	1%

(1)  Revised from the previously disclosed amounts to reflect the reclassification of certain revenues of $273 from residential to business for the first quarter of 2013.

(2)  Calculation excludes the Mohave Cellular Limited Partnership (Mohave), which was sold to Verizon Wireless on April 1,

    2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Voice services	$482,319	$525,944	$(43,625)	(8)%
Data and internet services	461,496	454,836	6,660	1%
Other	77,123	82,358	(5,235)	(6)%
Customer revenue	1,020,938	1,063,138	(42,200)	(4)%
Switched access and subsidy	133,108	142,258	(9,150)	(6)%
Total revenue	$1,154,046	$1,205,396	$(51,350)	(4)%

Voice Services

Voice services revenue for the three months ended March 31, 2014 decreased $43.6 million, or 8%, to $482.3 million, as compared with the three months ended March 31, 2013, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in long distance services revenue and individual features packages, partially offset by increased  local voice charges to residential and business end users to the extent permitted by the Order. Local and enhanced services revenue for the three months ended March 31, 2014 decreased  $36.9 million, or 9%, to $395.8 million,  primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users to the extent permitted by the Order. Long distance services revenue for the three months ended March 31, 2014 decreased  $6.7 million, or 7%, to $86.5 million, primarily due to lower minutes of use driven by fewer customers, partially offset by increased cost recovery surcharge rates.

Data and Internet Services

Data and Internet services revenue for the three months ended March 31, 2014 increased  $6.7 million, or 1%, to $461.5 million,  as compared with the three months ended March 31, 2013.  Data services revenue increased  $20.7 million, or 9%, to $242.1 million for the three months ended March 31, 2014, as compared with the same period of 2013, primarily due to increases in the number of broadband customers and sales of Frontier Secure products. As of March 31, 2014, the number of the Company’s broadband subscribers increased by approximately 121,200, or 7%, since March 31, 2013.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits.  Nonswitched access revenue decreased  $14.1 million, or 6%, to $219.4 million,  for the three months ended March 31, 2014, as compared with the comparable period of 2013,  primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul and other business revenues, partially offset by the favorable impact of disputes with carriers and lower customer credits. Carrier services excluding wireless backhaul decreased slightly, as we continue to provide network bandwidth to other communications carriers. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to experience declines in wireless backhaul revenue throughout the remainder of 2014, as compared to the same periods of the prior year, as our carrier partners migrate to Ethernet solutions at a lower price point.

Other

Other revenue for the three months ended March 31, 2014 decreased  $5.2 million, or 6%, to $77.1 million, as compared with the three months ended March 31, 2013, primarily due to lower wireless revenue associated with the sale of our interest in the Mohave partnership on April 1, 2013 and lower directory services revenue, partially offset by lower bad debt expenses that are charged against revenue.

Switched Access and Subsidy

Switched access and subsidy revenue for the three months ended March 31, 2014 decreased  $9.2 million, or 6%, to $133.1 million, as compared with the three months ended March 31, 2013. Switched access revenue decreased  $9.1 million, or 15%, to $53.2 million, for the first three months of 2014, as compared with the same period of 2013, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

compensation reform in July 2013.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue remained flat at $80.0 million for the three months ended March 31, 2014.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $42.2 million, $7.9 million and $29.9 million, respectively, and $80.0 million in total, or 7% of our revenues, for the three months ended March 31, 2014.  The federal and state subsidy revenue for the three months ended March 31, 2014 represents 4% of our consolidated revenues. Total federal and state subsidies and surcharges were $80.0 million, or 7% of our revenues, for the three months ended March 31, 2013.

On November 18, 2011, the FCC adopted the Order to reform the USF and Intercarrier Compensation. The Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013, we received $71.9 million in the first round of CAF Phase I funds. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction.  We are required to spend the CAF Phase I funds to enable these 92,877 households no later than July 24, 2015.  We initially recorded such funds as increases to Cash and Other liabilities in the balance sheet.  We spent $44.0 million of the previously received CAF funds on network expansion through March 31, 2014.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.  The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We received these funds in February 2014. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account.

The Order also makes changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step implemented in July 2013.  The transition will move terminating traffic to a near zero rate by 2017. We expect to be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a material impact on our revenues in 2014.

Effective December 29, 2011, the Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the Order.  The net impact of the Order during the period from July 2012 through March 2014 was immaterial.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Network access expenses	$107,092	$109,398	$(2,306)	(2)%

Network access expenses for the three months ended March 31, 2014 decreased  $2.3 million, or 2%, to $107.1 million, as compared with the three months ended March 31, 2013, primarily due to decreased promotional costs of $7.8 million, partially offset by an increase in network access expenses related to higher broadband customer counts.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Wage and benefit expenses	$276,860	$291,574	$(14,714)	(5)%
All other operating expenses	252,066	249,925	2,141	1%
	$528,926	$541,499	$(12,573)	(2)%

Wage and benefit expenses

Wage and benefit expenses for the three months ended March 31, 2014 decreased  $14.7 million, or 5%, to $276.9 million, as compared to the three months ended March 31, 2013, primarily due to lower costs for compensation resulting from lower average employee headcount combined with lower costs for certain other benefits, including pension and OPEB expense, as discussed below. Wage and benefit expenses included $0.4 million and $2.4 million of severance costs for the three month periods in 2014 and 2013, respectively.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs for the three months ended March 31, 2014 and 2013 were approximately $14.3 million and $20.6 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $18.2 million and $25.5 million, less amounts capitalized into the cost of capital expenditures of $3.9 million and $4.9 million, respectively.

Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $85 million for our current business operations,  excluding amounts capitalized into the cost of capital expenditures, as compared to  $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures.

All other operating expenses

All other operating expenses for the three months ended March 31, 2014 increased  $2.1 million, or 1%, to $252.1 million, as compared with the three months ended March 31, 2013,  primarily due to an increase in certain litigation reserves and increased fleet and maintenance expenses, partially offset by lower outside service costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended March 31,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Depreciation expense	$205,516	$216,654	$(11,138)	(5)%
Amortization expense	75,891	87,021	(11,130)	(13)%
	$281,407	$303,675	$(22,268)	(7)%

Depreciation and amortization expense for the three months ended March 31, 2014 decreased  $22.3 million, or 7%, to $281.4 million,  as compared to the three months ended March 31, 2013. Amortization expense decreased  $11.1 million due to the lower amortization related to the customer base that is amortized on an accelerated method. Depreciation expense decreased  $11.1 million primarily due to a lower net asset base and changes in the remaining useful lives of certain plant assets.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2013, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2013. This change had an immaterial impact on depreciation expense for the first quarter of 2014. Our “composite depreciation rate” for plant assets was 6.24% as a result of the study.  We anticipate depreciation expense of approximately $800 million to $820 million for 2014 for our current business operations.

Amortization expense includes the apportionment of the cost of the intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on an estimated useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.  We anticipate amortization expense of approximately $285 million for 2014 for our current business operations.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,
($ in thousands)
	2014	2013

Acquisition and integration costs	$10,596	$-

During the fourth quarter of 2013, the Company began to incur acquisition and integration costs in connection with the AT&T Transaction. Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred in connection with the AT&T Transaction to integrate the network and information technology platforms and to enable other integration initiatives. The Company incurred $10.6 million of operating expenses, consisting of $1.6 million and $9.0 million of acquisition and integration costs, respectively, related to the AT&T Transaction during the three months ended March 31, 2014. We also incurred $10.3 million in capital expenditures related to integration activities during the three months ended March 31, 2014. We anticipate closing the AT&T Transaction during the fourth quarter of 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended March 31,
($ in thousands)			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Investment and other income, net	$1,395	$4,654	$(3,259)	(70)%
Interest expense	$170,957	$171,420	$(463)	-%
Income tax expense	$17,189	$33,275	$(16,086)	(48)%

Investment and other income, net

Investment and other income, net for the three months ended March 31, 2014 decreased  $3.3 million to $1.4 million, as compared with the three months ended March 31, 2013, primarily due to a decrease of $1.7 million in the settlement of customer advances and $1.3 million in investment gains associated with cash received in the first quarter of 2013 in connection with our previously written-off investment in Adelphia.

Our average cash balances were $917.1 million and $1,101.2 million for the three months ended March 31, 2014 and 2013, respectively. Our average total restricted cash balances were  $13.4 million and $42.7 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense

Interest expense for the three months ended March 31, 2014 decreased  $0.5 million to $171.0 million, as compared with the three months ended March 31, 2013, primarily due to lower average debt levels resulting from the debt refinancing activities and debt retirements of $813.0 million during 2013, partially offset by the commitment fees on the Bridge Loan Facility during the first quarter of 2014. Our average debt outstanding was $8,124.0 million and $8,562.0 million for the first quarter of 2014 and 2013, respectively. Our composite average borrowing rate as of March 31, 2014 and 2013 was 7.94%  for each period.

Income tax expense

Income tax expense for the three months ended March 31, 2014 decreased  $16.1 million to $17.2 million, as compared with the three months ended March 31, 2013, primarily due to lower pretax income in 2014. The effective tax rate for the first three months of 2014 and 2013 was 30.4% and 39.6%, respectively.

Income taxes for the three months ended March 31, 2014 include the impact of a $2.9 million benefit arising from state tax law changes.

The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $2.9 million as of March 31, 2014.

We received  $4.9 million and paid $0.9 million in net cash taxes during the three months ended March 31, 2014 and 2013, respectively. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012. Absent any legislative changes, we expect that in 2014 our cash tax payments for the full year will be approximately $130 million to $160 million for our current business operations, taking into account our estimated pre-close integration expenditures related to the AT&T Transaction.

Net income attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for the first quarter of 2014 was $39.3 million, or $0.04 per share, as compared to $48.1 million, or $0.05 per share, in the first quarter of 2013.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness. As of March 31, 2014, 95%  of our long-term debt had fixed interest rates with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2014.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve these objectives, all but $445.6 million of our outstanding borrowings at March 31, 2014 have fixed interest rates.  In addition, our undrawn  $750.0 million revolving credit facility has interest rates that float with the LIBO Rate, as defined.  Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt.  An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations.  Based upon our overall interest rate exposure at March 31, 2014, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2014, the fair value of our long-term debt was estimated to be approximately $8.3 billion, based on our overall weighted average borrowing rate of 7.94% and our overall weighted average maturity of approximately nine years.     As of March 31, 2014,  there has been no material change in the weighted average maturity applicable to our obligations since December 31, 2013.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2014 is limited to our pension plan assets.  We have no other security investments of any material amount.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,229.5 million at March 31, 2014,  an increase of $13.0 million, or 1%. This increase is a result of positive investment returns of $40.3 million and cash contributions of $11.6 million, offset by benefit payments of $38.9 million.  An additional cash contribution of $19.6 million was made on April 15, 2014. We expect that we will make contributions of cash and/or other assets to our pension plan of approximately $100 million in 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2014,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at March 31, 2014.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.      Legal Proceedings

See Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A.  Risk Factors

There have been no changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2014 to January 31, 2014
Employee Transactions (1)	109	$4.73

February 1, 2014 to February 28, 2014
Employee Transactions (1)	894,073	$4.79

March 1, 2014 to March 31, 2014
Employee Transactions (1)	3,361	$4.97

Totals January 1, 2014 to March 31, 2014
Employee Transactions (1)	897,543	$4.79

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

Date: May 8, 2014