Form 10-Q
period 2014-06-30
FRONTIER COMMUNICATIONS CORP
filed 2014-08-07
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of July 25, 2014 was 1,002,103,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$801,697	$880,039
Accounts receivable, less allowances of $64,401 and $71,362, respectively	463,932	479,210
Restricted cash	3,200	11,411
Prepaid expenses	64,596	68,573
Income taxes and other current assets	77,830	179,606
Total current assets	1,411,255	1,618,839

Restricted cash	2,000	2,000
Property, plant and equipment, net	7,162,649	7,255,762
Goodwill	6,337,719	6,337,719
Other intangibles, net	1,063,150	1,214,932
Other assets	202,505	206,232
Total assets	$16,179,278	$16,635,484

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$262,527	$257,916
Accounts payable	275,119	327,256
Advanced billings	133,560	137,319
Accrued taxes	107,379	66,276
Accrued interest	185,130	188,639
Other current liabilities	318,539	324,181
Total current liabilities	1,282,254	1,301,587

Deferred income taxes	2,355,494	2,417,108
Pension and other postretirement benefits	697,708	725,333
Other liabilities	249,839	262,308
Long-term debt	7,650,833	7,873,667

Equity:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
1,002,131,000 and 999,462,000 outstanding, respectively, and
1,027,986,000 issued, at June 30, 2014 and December 31, 2013)	256,997	256,997
Additional paid-in capital	4,086,548	4,321,056
Retained earnings	153,062	76,108
Accumulated other comprehensive loss, net of tax	(254,601)	(260,530)
Treasury stock	(298,856)	(338,150)
Total equity	3,943,150	4,055,481
Total liabilities and equity	$16,179,278	$16,635,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

($ in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2014	2013	2014	2013

Revenue	$1,147,265	$1,190,533	$2,301,311	$2,395,929

Operating expenses:
Network access expenses	106,224	107,114	213,316	216,512
Other operating expenses	523,385	534,015	1,052,311	1,075,514
Depreciation and amortization	273,463	297,849	554,870	601,524
Acquisition and integration costs	19,851	-	30,447	-
Total operating expenses	922,923	938,978	1,850,944	1,893,550

Gain on sale of Mohave partnership interest	-	14,601	-	14,601

Operating income	224,342	266,156	450,367	516,980

Investment and other income (expense), net	(17)	2,956	1,378	7,610
Losses on early extinguishment of debt	-	159,780	-	159,780
Interest expense	167,611	166,547	338,568	337,967

Income (loss) before income taxes	56,714	(57,215)	113,177	26,843
Income tax expense (benefit)	19,034	(18,755)	36,223	14,520

Net income (loss)	37,680	(38,460)	76,954	12,323
Less: Income attributable to the noncontrolling
interest in a partnership	-	-	-	2,643

Net income (loss) attributable to common shareholders
of Frontier	$37,680	$(38,460)	$76,954	$9,680

Basic and diluted net income (loss) per common share
attributable to common shareholders of Frontier	$0.04	$(0.04)	$0.08	$0.01

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

($ in thousands)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2014	2013	2014	2013

Net income (loss)	$37,680	$(38,460)	$76,954	$12,323
Other comprehensive income, net of tax (see Note 13)	2,890	6,746	5,929	13,492
Comprehensive income (loss)	40,570	(31,714)	82,883	25,815

Less: Income attributable to the
noncontrolling interest in a partnership	-	-	-	2,643

Comprehensive income (loss) attributable to
the common shareholders of Frontier	$40,570	$(31,714)	$82,883	$23,172

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013, THE SIX MONTHS ENDED DECEMBER 31, 2013 AND THE

SIX MONTHS ENDED JUNE 30, 2014

($ and shares in thousands)

(Unaudited)

	Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2013	1,027,986	$256,997	$4,639,563	$63,205	$(483,576)	(29,576)	$(368,593)	$11,675	$4,119,271
Stock plans	-	-	(31,045)	-	-	2,113	35,148	-	4,103
Dividends on common stock	-	-	(199,866)	-	-	-	-	-	(199,866)
Net income	-	-	-	9,680	-	-	-	2,643	12,323
Other comprehensive income, net
of tax	-	-	-	-	13,492	-	-	-	13,492
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance June 30, 2013	1,027,986	256,997	4,408,652	72,885	(470,084)	(27,463)	(333,445)	-	3,935,005
Stock plans	-	-	12,374	-	-	(1,061)	(4,705)	-	7,669
Dividends on common stock	-	-	(99,970)	(99,932)	-	-	-	-	(199,902)
Net income	-	-	-	103,155	-	-	-	-	103,155
Pension settlement costs, net of tax	-	-	-	-	27,381	-	-	-	27,381
Other comprehensive income, net
of tax	-	-	-	-	182,173	-	-	-	182,173
Balance December 31, 2013	1,027,986	256,997	4,321,056	76,108	(260,530)	(28,524)	(338,150)	-	4,055,481
Stock plans	-	-	(34,071)	-	-	2,669	39,294	-	5,223
Dividends on common stock	-	-	(200,437)	-	-	-	-	-	(200,437)
Net income	-	-	-	76,954	-	-	-	-	76,954
Other comprehensive income, net
of tax	-	-	-	-	5,929	-	-	-	5,929
Balance June 30, 2014	1,027,986	$256,997	$4,086,548	$153,062	$(254,601)	(25,855)	$(298,856)	$-	$3,943,150

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

($ in thousands)

(Unaudited)

	2014	2013

Cash flows provided by (used in) operating activities:
Net income	$76,954	$12,323
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	554,870	601,524
Losses on early extinguishment of debt	-	159,780
Pension/OPEB costs	(417)	8,608
Stock based compensation expense	11,892	8,927
Gain on sale of Mohave partnership interest	-	(14,601)
Other non-cash adjustments	19,567	5,568
Deferred income taxes	(66,493)	(19,148)
Change in accounts receivable	15,278	43,202
Change in accounts payable and other liabilities	(34,881)	(75,159)
Change in prepaid expenses, income taxes and other current assets	64,349	(50,317)
Net cash provided by operating activities	641,119	680,707

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(260,595)	(326,522)
Capital expenditures - Integration activities	(41,575)	-
Network expansion funded by Connect America Fund	(24,568)	(9,233)
Grant funds received for network expansion from Connect America Fund	3,748	5,998
Proceeds on sale of Mohave partnership interest	-	17,755
Cash transferred from escrow	8,211	21,790
Other assets purchased and distributions received, net	21,986	1,721
Net cash used by investing activities	(292,793)	(288,491)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	10,801	750,000
Financing costs paid	(6,140)	(19,360)
Long-term debt payments	(229,626)	(1,534,074)
Premium paid to retire debt	-	(159,429)
Dividends paid	(200,437)	(199,866)
Other financing activities	(1,266)	(7,389)
Net cash used by financing activities	(426,668)	(1,170,118)

Decrease in cash and cash equivalents	(78,342)	(777,902)
Cash and cash equivalents at January 1,	880,039	1,326,532

Cash and cash equivalents at June 30,	$801,697	$548,630

Supplemental cash flow information:
Cash paid during the period for:
Interest	$319,326	$348,459
Income taxes, net	$14,408	$83,462

The accompanying Notes are an integral part of these Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2014, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses”  of $30.7 million and $28.1 million, and $60.8 million and $58.0 million, for the three and six months ended June 30, 2014 and 2013, respectively.

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

(2)   Recent Accounting Literature:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact of adopting the new standard on January 1, 2017, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”  which raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This new standard will be applied prospectively and will be effective for the Company on January 1, 2015. This new standard is not expected to have a material impact on the Company's consolidated financial statements.

Internal Control – Integrated Framework

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework during 2014 and do not expect that it will have a significant impact on the Company.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)   The Transactions:

The 2010 Transaction

On July 1, 2010, the Company acquired the defined assets and liabilities of the local exchange business and related landline activities of Verizon Communications Inc. (Verizon) in 14 states (the Acquired Territories), including Internet access, long distance services and broadband video provided to designated customers in the Acquired Territories (the 2010 Acquired Business). Frontier was considered the acquirer of the 2010 Acquired Business for accounting purposes. All integration activities for the 2010 Transaction were completed as of the end of 2012.

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

The Company will account for the AT&T Transaction in accordance with the guidance included in U.S. GAAP for business combinations.  We incurred $19.9 million and $30.4 million of acquisition and integration related costs in connection with the AT&T Transaction during the three and six months ended June 30, 2014, respectively.

On July 25, 2014, the Federal Communications Commission (FCC) approved the AT&T Transaction. The Company is currently also seeking approval from the Connecticut Public Utilities Regulatory Authority, and has already received Justice Department approval.

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in thousands)	June 30, 2014	December 31, 2013

Retail and Wholesale	$487,268	$498,717
Other	41,065	51,855
Less: Allowance for doubtful accounts	(64,401)	(71,362)
Accounts receivable, net	$463,932	$479,210

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $11.8 million and $16.1 million, and $24.7 million and $32.3 million, for the three and six months ended June 30, 2014 and 2013, respectively.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in thousands)	June 30, 2014	December 31, 2013

Property, plant and equipment	$15,139,272	$14,850,697
Less: Accumulated depreciation	(7,976,623)	(7,594,935)
Property, plant and equipment, net	$7,162,649	$7,255,762

Depreciation expense is principally based on the composite group method. Depreciation expense was $197.6 million and $210.8 million, and $403.1 million and $427.5 million, for the three and six months ended June 30, 2014 and 2013, respectively. As a result of an independent study of the estimated remaining useful lives of our plant assets, we adopted

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

new estimated remaining useful lives for certain plant assets as of October 1, 2013, with an insignificant impact to depreciation expense.

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of both June 30, 2014 and December 31, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

The components of other intangibles are as follows:

($ in thousands)	June 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$2,427,648	$(1,488,634)	$939,014	$2,427,648	$(1,336,852)	$1,090,796
Trade name and license	124,136	-	124,136	124,136	-	124,136
Total other intangibles	$2,551,784	$(1,488,634)	$1,063,150	$2,551,784	$(1,336,852)	$1,214,932

Amortization expense was $75.9 million and $87.0 million,  and $151.8 million and $174.0 million, for the three and six months ended June 30, 2014 and 2013, respectively. Amortization expense represents the amortization of intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2014 and December 31, 2013.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments. Other equity method investments, for which market values are not readily available, are carried at cost, which approximates fair value.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in thousands)	June 30, 2014		December 31, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$7,650,833	$8,419,064	$7,873,667	$8,191,744

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)   Long-Term Debt:

The activity in our long-term debt from December 31, 2013 to June 30, 2014 is summarized as follows:

		Six months ended
		June 30, 2014			Interest
					Rate at
	December 31,	Payments	New	June 30,	June 30,
($ in thousands)	2013	and Retirements	Borrowings	2014	2014 *

Senior Unsecured Debt	$8,107,066	$(228,750)	$-	$7,878,316	7.93%
Other Secured Debt	13,550	(669)	10,801	23,682	3.62%
Rural Utilities Service Loan Contracts	8,930	(207)	-	8,723	6.15%
Total Long-Term Debt	$8,129,546	$(229,626)	$10,801	$7,910,721	7.91%

Less: Debt (Discount)/Premium	2,037			2,639
Less: Current Portion	(257,916)			(262,527)
	$7,873,667			$7,650,833

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2014 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	June 30, 2014		December 31, 2013

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
5/1/2014	-	-	200,000	8.250%
3/15/2015	105,026	6.625%	105,026	6.625%
4/15/2015	96,872	7.875%	96,872	7.875%
10/14/2016 *	431,250	3.025% (Variable)	460,000	3.045% (Variable)
4/15/2017	606,874	8.250%	606,874	8.250%
10/1/2018	582,739	8.125%	582,739	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,021,505	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	750,000	7.625%
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	7,628,316		7,857,066
Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$7,878,316	7.78% **	$8,107,066	7.78% **

*      Represents borrowings under the 2011 CoBank Credit Agreement, as defined below.

**    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

During the first six months of 2014, we entered into secured financings totaling $10.8 million with four year terms and no stated interest rate for certain equipment purchases.

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $7.5 million and $15.0 million during the three and six months ended June 30, 2014. On January 29, 2014, we entered into a bridge loan agreement (the Bridge Loan Agreement) with the Lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent, pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 16, 2014, the Bridge Facility was reduced by $350.0 million following execution of the 2014 CoBank Credit Agreement, as defined below.  All other terms and conditions remain unchanged.

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350.0 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility will be drawn upon closing of the AT&T Transaction with proceeds used to partially finance the acquisition. The maturity date is the earlier of the fifth anniversary of the draw date and December 15, 2019. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $8.8 million, commencing one full fiscal quarter after the draw date, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement.

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the New Revolving Credit Agreement), for a $750.0 million revolving credit facility (the New Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of June 30, 2014,  the New Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the New Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement) and were 0.400% per annum as of June 30, 2014. During the term of the New Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of June 30, 2014. Letters of credit issued under the New Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The New Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The terms of the New Revolving Credit Facility are substantially similar to the terms of the Prior Revolving Credit Facility.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement. The current pricing on this facility is LIBOR plus 2.875%.

As of June 30, 2014, we were in compliance with all of our debt and credit facility financial covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments for our currently outstanding debt for the next five years are as follows as of June 30, 2014:

Principal
($ in thousands)	Payments

2014 (remaining six months)	$30,315
2015	$262,541
2016	$348,167
2017	$610,075
2018	$583,948
2019	$434,565

(9)   Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2014	2013	2014	2013

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.9	9.2	1.1	(8.2)
Noncontrolling interest	-	(0.6)	-	-
Tax reserve adjustment	(3.2)	7.7	(1.6)	(15.4)
Changes in certain deferred tax balances	-	(10.6)	(2.5)	22.6
IRS audit adjustments	-	(9.0)	-	19.3
All other, net	(0.1)	1.1	-	0.8
Effective tax rate	33.6%	32.8%	32.0%	54.1%

Income taxes for the three and six months ended June 30, 2014 include a $1.9 million benefit from the net reversal of reserves for uncertain tax positions. Income taxes for the six months ended June 30, 2014 include the impact of a  $2.9 million benefit arising from state tax law changes.

Income taxes for the three and six months ended June 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $4.4 million benefit from the net reversal of reserves for uncertain tax positions.

As of June 30, 2014, there were no uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Net Income (Loss) Per Common Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the six months ended
($ and shares in thousands, except per share amounts)	June 30,		June 30,

	2014	2013	2014	2013
Net income (loss) used for basic and diluted earnings
per common share:
Net income (loss) attributable to common shareholders of Frontier	$37,680	$(38,460)	$76,954	$9,680
Less: Dividends paid on unvested restricted stock awards	(746)	(755)	(1,513)	(1,276)
Total basic and diluted net income (loss) attributable to common
shareholders of Frontier	$36,934	$(39,215)	$75,441	$8,404

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,002,191	999,234	1,001,474	998,770
Less: Weighted average unvested restricted stock awards	(7,563)	(6,623)	(7,189)	(6,606)
Total weighted average shares outstanding - basic	994,628	992,611	994,285	992,164

Basic net income (loss) per share attributable to common
shareholders of Frontier	$0.04	$(0.04)	$0.08	$0.01

Diluted earnings per common share:
Total weighted average shares outstanding - basic	994,628	992,611	994,285	992,164
Effect of dilutive shares	2,157	603	2,645	449
Total weighted average shares outstanding - diluted	996,785	993,214	996,930	992,613

Diluted net income (loss) per share attributable to common
shareholders of Frontier	$0.04	$(0.04)	$0.08	$0.01

Stock Options

For the three and six months ended June 30, 2014, options to purchase 83,000 shares (at exercise prices ranging from $12.50 to $14.15) and for the three and six months ended June 30, 2013,  options to purchase 93,000 shares (at exercise prices ranging from $12.50 to $14.15), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At June 30, 2014 and 2013, we had 1,372,163 and 1,044,128 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation for the three and six months ended June 30, 2014 and 2013 because their inclusion would have an antidilutive effect.

(11) Stock Plans:

At June 30, 2014, we had six stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At June 30, 2014, there were 22,540,761 shares authorized for grant and 14,732,186 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

The following summary presents information regarding LTIP target performance shares as of June 30, 2014 and changes during the six months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
Balance at January 1, 2014	1,749,000
LTIP target performance shares granted	1,028,000
LTIP target performance shares forfeited	(80,000)
Balance at June 30, 2014	2,697,000

For the six months ended June 30, 2014 and 2013, the Company recognized an expense of $2.0 million and $0.7 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2014 and changes during the six months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2014	6,234,000	$4.80	$28,988,000
Restricted stock granted	3,766,000	$4.71	$21,995,000
Restricted stock vested	(2,282,000)	$5.23	$13,329,000
Restricted stock forfeited	(242,000)	$4.50
Balance at June 30, 2014	7,476,000	$4.64	$43,661,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30,  2014 was $28.9 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first six months of 2013 totaled 3,340,000. The total fair value of shares granted and vested at June 30, 2013 was approximately $13.5 million and $7.6 million, respectively. The total fair value of unvested restricted stock at June 30, 2013 was $31.2 million.  The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2013 was $4.10.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Other operating expenses”, of $9.6 million and $8.4 million for the six months ended June 30, 2014 and 2013, respectively, has been recorded in connection with these grants.

Stock Options

There has been no activity with regard to stock options during the first six months of 2014.  There was no intrinsic value for the stock options outstanding and exercisable at June 30,  2014 and 2013.

(12) Segment Information:

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas.

As permitted by U.S. GAAP, we have utilized the aggregation criteria to combine our operating segments because all of our properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular property.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)  Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at June 30, 2014 and 2013, and changes for the six months then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2014	$(411,432)	$(5,230)	$156,280	$(148)	$(260,530)
Other comprehensive income before reclassifications	-	-	-	148	148
Amounts reclassified from accumulated other comprehensive loss	9,660	(336)	(3,543)	-	5,781
Net current-period other comprehensive income (loss)	9,660	(336)	(3,543)	148	5,929
Balance at June 30, 2014	$(401,772)	$(5,566)	$152,737	$-	$(254,601)

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2013	$(697,874)	$(74,264)	$288,712	$(150)	$(483,576)
Other comprehensive income before reclassifications	(230)	-	356	2	128
Amounts reclassified from accumulated other comprehensive loss	20,148	1,406	(8,190)	-	13,364
Net current-period other comprehensive income (loss)	19,918	1,406	(7,834)	2	13,492
Balance at June 30, 2013	$(677,956)	$(72,858)	$280,878	$(148)	$(470,084)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive	For the three months ended June 30,		For the six months ended June 30,		Affected Line Item in the Statement Where
Loss Components	2014	2013	2014	2013	Net Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(11)	$(2)	$(22)	$(4)
Actuarial gains/(losses)	(4,819)	(10,072)	(9,638)	(20,144)
	(4,830)	(10,074)	(9,660)	(20,148)	Income (loss) before income taxes
Tax impact	1,835	3,828	3,671	7,656	Income tax (expense) benefit
	$(2,995)	$(6,246)	$(5,989)	$(12,492)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$890	$1,525	$1,780	$3,050
Actuarial gains/(losses)	(722)	(2,228)	(1,444)	(4,456)
	168	(703)	336	(1,406)	Income (loss) before income taxes
Tax impact	(64)	267	(128)	534	Income tax (expense) benefit
	$104	$(436)	$208	$(872)	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

	2014	2013	2014	2013
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$9,940	$12,834	$19,880	$25,668
Interest cost on projected benefit obligation	19,824	18,880	39,648	37,760
Expected return on plan assets	(23,512)	(24,590)	(47,024)	(49,180)
Amortization of prior service cost /(credit)	11	2	22	4
Amortization of unrecognized loss	4,819	10,072	9,638	20,144
Net periodic pension benefit cost	$11,082	$17,198	$22,164	$34,396

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,

	2014	2013	2014	2013
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,553	$3,179	$5,106	$6,358
Interest cost on projected benefit obligation	4,788	4,440	9,576	8,880
Expected return on plan assets	(7)	(43)	(14)	(86)
Amortization of prior service cost/(credit)	(890)	(1,525)	(1,780)	(3,050)
Amortization of unrecognized loss	722	2,228	1,444	4,456
Net periodic postretirement benefit cost	$7,166	$8,279	$14,332	$16,558

During the first six months of 2014 and 2013, we capitalized $7.9 million and $10.0 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $85 million for our current business operations, excluding amounts capitalized into the cost of capital expenditures, as compared to $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures. We made total cash contributions to our pension plan during the six months ended June 30, 2014 of $31.2 million.  An additional cash contribution of $19.6 million was made on July 15, 2014. We expect that we will make total contributions of cash and/or other assets to our pension plan of approximately $100 million in 2014.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,276.5 million at June 30, 2014, an increase of $60.0 million, or 5%.  This increase is a result of positive investment returns of $95.5 million and cash contributions of $31.2 million, offset by benefit payments of $66.7 million during the first six months of 2014.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the pending AT&T Transaction, the Company currently expects to incur operating expenses and capital expenditures of approximately $225 million to $275 million in 2014 related to integration initiatives. The Company incurred $30.4 million of operating expenses, consisting of $1.6 million and $28.8 million of acquisition and integration costs, respectively, and $41.6 million in capital expenditures related to the AT&T Transaction during the six months ended June 30, 2014.

In connection with the 2010 Transaction, the FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the Acquired Territories by the end of 2013. As of December 31, 2012, we also met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the Acquired Territories by the end of 2013 and 2014, respectively. As of June 30, 2014, we expanded broadband availability in excess of 4 Mbps to 83.9% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions in connection with the 2010 Transaction, we placed a total of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. In September 2013, the letter of credit expired. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia. As of June 30, 2014,  $184.5 million had been released from the escrow accounts and the Company had a restricted cash balance in the remaining escrow account in the aggregate amount of $3.2 million, including interest earned. The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in West Virginia.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively. As of June 30, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

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

We accrue an expense for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred.  None of our existing accruals, after considering insurance coverage, for pending matters is material.  We monitor our pending litigation for the purpose of adjusting our accruals and revising our disclosures accordingly, when required. Litigation is, however, subject to uncertainty, and the outcome of any particular matter is not predictable. We will vigorously defend our interests for pending litigation, and as of this date, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our consolidated financial position, results of operations, or our cash flows.

We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015). U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.” U.S. GAAP rules also state that we must make such disclosure “…even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…” As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2014 and remained in default for the duration of the contract (another 2 years), we estimate that our undiscounted purchase obligation for 2014 through 2015 would be approximately $287.4 million. In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements.  Statements that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  Words such as “believe,” “anticipate,” “expect” and similar expressions are intended to identify forward-looking statements. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review continuously.  Forward-looking statements may differ from actual future results due to, but not limited to, and our future results may be materially affected by, the following potential risks or uncertainties.  You should understand that it is not possible to predict or identify all potential risks or uncertainties.  We note the following as a partial list:

•	Our ability to complete the acquisition of the Connecticut operations from AT&T on the terms or timeline currently contemplated, or at all;

•

The ability to successfully integrate the Connecticut operations into our existing operations and the diversion of management’s attention from ongoing business and regular business responsibilities to effect such integration;

•	The effects of increased expenses incurred due to activities related to the AT&T Transaction;

•	The risk that the cost savings from the AT&T Transaction may not be fully realized or may take longer to realize than expected or that our actual integration costs may exceed our estimates;

•	The sufficiency of the assets to be acquired from AT&T to enable the combined company to operate the acquired business;

•	Failure to enter into or obtain, or delays in entering into or obtaining, certain agreements and consents necessary to operate the acquired business as planned;

•	The failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the AT&T Transaction;

•	Disruption from the AT&T Transaction making it more difficult to maintain relationships with customers or suppliers of the Connecticut operations;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Overview

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of The Transactions.

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the United States.  The Company currently operates in 27 states and will also operate in Connecticut after consummation of the AT&T Transaction. The Company is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.0 million customers, 1.9 million broadband connections and 13,900 employees as of June 30, 2014.

Regulatory Developments

In October 2009, the FCC issued a proposed rulemaking looking at rules to “Preserve a Free and Open Internet,” (i.e., net neutrality), including a reconsideration of the legal classification of broadband and proposed restrictions on broadband network management practices. On December 21, 2010, the FCC adopted an order imposing some regulations on Internet service providers. These regulations affect fixed and mobile broadband providers differently. These regulations became effective November 20, 2011, and we are in compliance with these regulations.  On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated the portions of the FCC’s rules that prohibited blocking and required non-discriminatory treatment. On May 15, 2014, the FCC adopted a Notice of Proposed Rulemaking which sought comment on how it can preserve the spirit of the vacated rules. The Notice also sought comment on what other regulatory actions the FCC could take to implement “Open Internet” policies,  in particular reclassifying broadband as a Title II Telecommunications service. The future state of these regulations and their effect on us is unknown.

On November 18, 2011, the FCC adopted an Order to reform the Federal Universal Service High-Cost Fund (USF) and Intercarrier Compensation (the 2011 Order). The Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $71.9 million in CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction. We are required to implement, spend and enable these 92,877 households no later than July 24, 2015.  We spent $13.5 million of the first round of CAF Phase I funds on network expansion during the first six months of 2014 and $51.1 million of these CAF Phase I funds to date through June 30, 2014,  enabling 74,000 unserved households.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I (the 2013 Order).  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload. In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states. The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations. We received these funds in February 2014. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $11.1 million of the second round of CAF Phase I funds on network expansion during the first six months of 2014,  enabling 32,300 unserved and underserved households.

In the aggregate, we spent $24.6 million of the CAF Phase I funds received on network expansion and upgrades during the first six months of 2014 and $62.2 million of all CAF Phase I funds received through June 30, 2014,  enabling 106,300 households in total.

The FCC continues to finalize its CAF Phase II program, which is intended to provide long-term support for broadband in high-cost areas that were unserved by a competitor.  The 2013 Order established that price cap carriers would have the right of first refusal to accept support across the high-cost footprint of their state in exchange for committing to provide broadband and voice services to those areas for five years.  On June 10, 2014, the FCC released an Order and Notice of Proposed Rulemaking

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

seeking comment on potential changes to the CAF Phase II structure. The Notice seeks comment on whether the FCC should raise the broadband speed obligation for CAF Phase II from 4 Mbps download to 10 Mbps download.  Recognizing that such a change in speed may also be more costly, the FCC seeks comment on whether it should lengthen the term of CAF Phase II support available to price cap carriers and also whether it should relax price cap carriers’ obligation to deploy to 100% of the supported locations in exchange for a commensurate reduction in funding.  These changes to the CAF Phase II program have not been finalized.

The 2011 Order also reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, and it began a multi-year transition in July 2012, with the second step implemented in July 2013 and the third step in July 2014.  The transition will move terminating traffic to a near zero rate by 2017. Frontier expects to be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order. On May 23, 2014, the U.S. Court of Appeals for the 10th Circuit issued a decision denying all challenges to the 2011 Order. Certain parties have continued to appeal that decision. Accordingly, we cannot predict the long-term impact at this time but believe that the 2011 Order will provide a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order. The net impact of the 2011 Order during the period from July 2012 through June 2014 was insignificant. The net effect of this change to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

(a)  Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents aggregating $801.7 million,  excluding total restricted cash, primarily representing funds escrowed for future broadband expansion, of  $5.2 million. Our primary source of funds continued to be cash generated from operations.  For the six months ended June 30, 2014, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of June 30, 2014,  this credit facility was fully available and we had not made any borrowings under it.

At June 30, 2014, we had a working capital surplus of $129.0 million.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment may negatively impact our cash generated from operations. In addition, based on information available to us, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, but this could change in the future.  As of June 30, 2014, we had $30.3 million of debt maturing during the last six months of 2014; $262.5 million and $348.2 million of debt will mature in 2015 and 2016, respectively.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $39.6 million, or 6%, for the six months ended June 30, 2014, as compared with the prior year period. The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We paid  $14.4 million in net cash taxes during the first six months of 2014 as compared to $83.5 million during the first six months of 2013. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012. Absent any legislative changes, we expect that in 2014 our cash tax payments for the full year will be approximately $130 million to $160 million for our current business operations, taking into account our estimated pre-close integration expenditures relating to the AT&T Transaction.

In connection with the pending AT&T Transaction, the Company recognized $30.4 million of acquisition and integration costs incurred during the first six months of 2014 and $15.0 million of interest expense related to the Bridge Facility commitment.  The Company expects to incur operating expenses of approximately $140 million to $170 million in 2014 related to integration activities for the pending AT&T Transaction.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2014 and 2013, our capital expenditures were $302.2 million and $326.5 million (including $41.6 million of integration-related capital expenditures for the six months ended June 30, 2014 for the AT&T Transaction), respectively.  In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF funds amounted to $24.6 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively. We anticipate capital expenditures for business operations to decrease in 2014 related to our currently owned properties to approximately $575 million to $625 million, as compared to $634.7 million in 2013. We anticipate an additional $85 million to $105 million of capital expenditures in 2014 related to the integration activities of the pending AT&T Transaction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by and provided from Financing Activities

Debt Financings

During the first six months of 2014, we entered into secured financings totaling $10.8 million with four year terms and no stated interest rate for certain equipment purchases.

Debt Reduction

During the first six months of 2014 and 2013, we retired an aggregate principal amount of $229.6 million and $1,534.1 million, respectively, of debt consisting of $228.7 million and $1,533.9 million, respectively, of senior unsecured debt and $0.2 million of rural utilities service loan contracts in each period. Additionally, we retired $0.7 million of other secured debt during the first six months of 2014.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Bridge Facility

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $15.0 million during the six months ended June 30, 2014. On January 29, 2014, we entered into a bridge loan agreement with the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the Bridge Loan Agreement), pursuant to which the Lenders have agreed at closing of the AT&T Transaction to provide to us an unsecured bridge loan facility for up to $1.9 billion for the purposes of funding (i) substantially all of the purchase price for the AT&T Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the stock purchase agreement for the AT&T Transaction. Pursuant to the Bridge Loan Agreement, if and to the extent we do not, or are unable to, issue debt securities yielding up to $1.9 billion in gross cash proceeds on or prior to the closing of the AT&T Transaction, we shall draw down up to $1.9 billion, less the amount of the debt securities, if any, issued by us on or prior to the closing of the AT&T Transaction, in aggregate principal amount of loans under the Bridge Facility to fund the purchase price of the AT&T Transaction.

On July 16, 2014, the Bridge Facility was reduced by $350.0 million following execution of the 2014 CoBank Credit Agreement, as defined below.  All other terms and conditions remain unchanged.

Bank Financing

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350.0 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility will be drawn upon closing of the AT&T Transaction with proceeds used to partially finance the acquisition. The maturity date is the earlier of the fifth anniversary of the draw date and December 15, 2019. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $8.8 million, commencing one full fiscal quarter after the draw date, with the remaining outstanding principal balance to be repaid on the  maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575.0 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement).  The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14.4 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Revolving Credit Facility

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the New Revolving Credit Agreement), for a $750.0 million revolving credit facility (the New Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of June 30, 2014, the New Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the New Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement) and were 0.400% per annum as of June 30, 2014. During the term of the New Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of June 30, 2014. Letters of credit issued under the New Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The New Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The terms of the New Revolving Credit Facility are substantially similar to the terms of the Prior Revolving Credit Facility.

Covenants

The terms and conditions contained in our indentures, the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement, the New Revolving Credit Agreement and the Bridge Loan Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement, the New Revolving Credit Agreement and the Bridge Loan Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the New Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents (including restricted cash) in excess of $50.0 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the New Revolving Credit Agreement, the Bridge Loan Agreement and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of June 30, 2014, we were in compliance with all of our debt and credit facility covenants.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Future Commitments

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively. As of June 30, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions in connection with the 2010 Transaction, we placed a total of $115.0 million in cash into several escrow accounts and obtained a letter of credit for $190.0 million in 2010. In September 2013, the letter of credit  expired. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia. As of June 30,  2014, $184.5 million had been released from the escrow accounts. As of June 30, 2014, the Company had a restricted cash balance in the remaining escrow account of $3.2 million, including interest earned. The aggregate amount of this escrow account will continue to decrease over time as we make the required capital expenditures in West Virginia.

The FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the Acquired Territories by the end of 2013. As of December 31, 2012, we also met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the Acquired Territories by the end of 2013 and 2014, respectively.  As of June 30, 2014, we expanded broadband availability in excess of 4 Mbps to 83.9% of the households throughout the Acquired Territories.

As of June 30, 2014 and December 31, 2013, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	As of June 30, 2014	As of December 31, 2013

1 Mbps	90%	90%
3 Mbps	88%	86%
4 Mbps	87%	83%
6 Mbps	83%	76%
12 Mbps	75%	61%
20 Mbps	54%	48%

Critical Accounting Policies and Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for revenue recognition, including the allowance for doubtful accounts, impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes and contingencies, among others.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to such estimates.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact of adopting the new standard on January 1, 2017, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This new standard will be applied prospectively and will be effective for the Company on January 1, 2015. This new standard is not expected to have a material impact on the Company's consolidated financial statements.

Internal Control – Integrated Framework

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework in 2014 and do not expect that it will have a significant impact on the Company.

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

Revenue for the three months ended June 30, 2014 decreased  $43.3 million, or 4%, to $1,147.3 million as compared with the three months ended June 30, 2013. Revenue for the six months ended June 30, 2014 decreased $94.6 million, or 4%, to $2,301.3 million as compared with the six months ended June 30, 2013. The declines during both the second quarter and the first six months of 2014 are primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $7.8 million for the six months ended June 30, 2014 due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $267.1 million represented 12% of our revenues for the six months ended June 30, 2014. Switched access revenue was $106.1 million for the six months ended June 30, 2014, or 5% of our revenues, down from $124.1 million, or 5% of our revenues, for the six months ended June 30, 2013. Subsidy revenue was $161.0  million, or 7% of our revenues, for the six months ended June 30,  2014, as compared to $156.8 million, or 7%, of our revenues, for the six months ended June 30, 2013.  We expect declining revenue trends in switched access revenue to continue during the remainder of 2014.

During the first six months of 2014, we lost 48,000 customers, net, as compared to a loss of 52,200 customers, net, during the first six months of 2013. We believe the improvement in customer retention in 2014 as compared to 2013 is due to simplified products and pricing, our local engagement strategy, improved customer service and our investments in our network. During the second quarter of 2014, we lost 34,000 customers, net, as compared to a loss of 14,000 customers, net, during the first quarter of 2014.  Residential customer losses increased sequentially by 22,200 in the second quarter of 2014 as the Company focused a greater proportion of its residential marketing efforts on bundled customer additions, as compared to our Simply Broadband customer prospects.

Total residential revenue for the three and six months ended  June 30, 2014 declined $8.1 million, or 2%,  and $26.7 million, or 3%, respectively, as compared to the three and six months ended June 30, 2013 primarily as a result of decreases in voice services revenue and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These access recovery charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. We had approximately 2,762,100 and 2,842,900 total residential customers as of June 30, 2014 and 2013, respectively. We lost approximately 31,800 and 16,400 residential customers, net, during the quarters ended June 30, 2014 and 2013, respectively, and lost approximately 41,400 and 44,200 residential customers, net, during the six months ended June 30, 2014 and 2013, respectively, principally driven by declines in voice customers, and our residential customer monthly churn was 1.80% and 1.64% for the quarters ended June 30, 2014 and 2013, respectively.  Average monthly residential revenue per customer (residential ARPC) increased $0.58, or 1%, to $59.64 and $0.40, or 1%, to $59.35,  during the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013.  The overall increase in residential ARPC is due to a higher percentage of the Company’s residential customers that take broadband services, Frontier Secure products, broadband customer migration to higher speeds and certain pricing actions. The Company expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Total business revenue for the three and six months ended June 30, 2014 declined $30.4 million, or 6%, and $54.0 million, or 5%,  respectively, as compared to the three and six months ended June 30, 2013,  principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 264,200 and 278,100 total business customers as of June 30, 2014 and 2013, respectively. We lost approximately 2,200 and 2,900 business customers, net, during the quarters ended June 30, 2014 and 2013, respectively, and lost approximately 6,600 and 8,000 business customers, net, during the six months ended June 30, 2014 and 2013, respectively. Average monthly business revenue per customer (business ARPC) decreased $3.04 to $648.71 and increased $1.95 to $649.97 during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.  The decrease in business ARPC during the second quarter of 2014 as compared to 2013 is driven by the declines in our voice services revenue and wireless backhaul revenue.  The overall increase in business ARPC during the six

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

months ended June 30, 2014 as compared to 2013 is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2014, mitigated, in part, by increases in data services revenues.

During the three and six months ended June 30, 2014, the Company added approximately 27,700 and 64,900 net broadband subscribers, respectively.  During the three and six months ended June 30, 2013, the Company added approximately 29,500 and 57,700 net broadband subscribers, respectively.  As of June 30, 2014, approximately 72% of our residential broadband customers subscribed to a bundle of services. As of June 30, 2014, we were able to offer broadband to approximately 6.5 million households, or 90% of the 7.2 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share.  We expect to continue to increase broadband subscribers during the remainder of 2014.

Management believes that customer counts and average monthly revenue per customer are important factors in evaluating our trends. Among the key services we provide to residential customers are voice service, data service and video service.   We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs.  For business customers we provide voice and data services, as well as a broad range of value-added services.

In the section “Other Financial and Operating Data” below is a table that presents customer counts, average monthly revenue per customer and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products sold to both residential and business customers, which has increased our average monthly revenue per customer.  Economic conditions, a substantial loss of customers, and increasing competition could make it more difficult to sell our service offerings, which would adversely affect our revenue, profitability and cash flows.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of June 30, 2014	As of December 31, 2013	% Increase (Decrease)	As of June 30, 2013	% Increase (Decrease)
Customers	3,026,281	3,074,280	(2)%	3,121,014	(3)%
Broadband subscribers	1,931,521	1,866,670	3%	1,812,110	7%
Video subscribers	393,901	385,353	2%	380,180	4%

	For the three months ended June 30,		$ Increase	% Increase	For the six months ended June 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$497,040	$505,181	$(8,141)	(2)%	$993,004	$1,019,706	$(26,702)	(3)%
Business	516,261	546,669	(30,408)	(6)%	1,041,235	1,095,282	(54,047)	(5)%
Customer revenue	1,013,301	1,051,850	(38,549)	(4)%	2,034,239	2,114,988	(80,749)	(4)%
Switched access and subsidy	133,964	138,683	(4,719)	(3)%	267,072	280,941	(13,869)	(5)%
Total revenue	$1,147,265	$1,190,533	$(43,268)	(4)%	$2,301,311	$2,395,929	$(94,618)	(4)%

Switched access minutes of use	3,760	4,109		(8)%	7,703	8,399		(8)%
(in millions)

	As of or for the three months ended June 30,		% Increase		As of or for the six months ended June 30,		% Increase
	2014	2013	(Decrease)		2014	2013	(Decrease)

Residential Customer Metrics:
Customers	2,762,099	2,842,883	(3)%		2,762,099	2,842,883	(3)%
Revenue (in 000's)	$497,040	$505,181	(2)%		$993,004	$1,019,706	(3)%
Average monthly residential
revenue per customer (1)	$59.64	$59.06	1%		$59.35	$58.95	1%
Customer monthly churn	1.80%	1.64%	10%		1.71%	1.64%	4%

Business Customer Metrics:
Customers	264,182	278,131	(5)%		264,182	278,131	(5)%
Revenue (in 000's)	$516,261	$546,669	(6)%		$1,041,235	$1,095,282	(5)%
Average monthly business
revenue per customer	$648.71	$651.75	(0)%		$649.97	$648.02	0%

(1)    Calculation excludes the Mohave Cellular Limited Partnership (Mohave), which was sold to Verizon Wireless on April 1, 2013.

Note:  As stated in our report for the quarterly period ended March 31, 2014, prior period revenue and certain operating statistics have been revised from the previously disclosed amounts to reflect the insignificant reclassification of certain revenues from residential to business and the related impact on average monthly revenue per customer amounts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Voice services	$471,570	$513,800	$(42,230)	(8)%
Data and Internet services	462,730	467,428	(4,698)	(1)%
Other	79,001	70,622	8,379	12%
Customer revenue	1,013,301	1,051,850	(38,549)	(4)%
Switched access and subsidy	133,964	138,683	(4,719)	(3)%
Total revenue	$1,147,265	$1,190,533	$(43,268)	(4)%

	For the six months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Voice services	$953,889	$1,039,744	$(85,855)	(8)%
Data and Internet services	924,226	922,264	1,962	0%
Other	156,124	152,980	3,144	2%
Customer revenue	2,034,239	2,114,988	(80,749)	(4)%
Switched access and subsidy	267,072	280,941	(13,869)	(5)%
Total revenue	$2,301,311	$2,395,929	$(94,618)	(4)%

Voice Services

Voice services revenue for the three and six months ended June 30, 2014 decreased $42.2 million, or 8%, to $471.6 million, and $85.9 million, or 8%, to $953.9 million, respectively,  as compared with the three and six months ended June 30, 2013, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in long distance services revenue and individual features packages, partially offset by increased  local voice charges to residential and business end users. Local and enhanced services revenue for the three and six months ended June 30, 2014 decreased  $37.8 million, or 9%, to $384.1 million,  and $74.7 million, or 9%, to $779.9 million, respectively,  primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users. Long distance services revenue for the three and six months ended June 30, 2014 decreased  $4.4 million, or 5%, to $87.5 million, and $11.2 million, or 6%, to $174.0 million, respectively, primarily due to lower minutes of use driven by fewer customers,  partially offset by increased cost recovery surcharge rates.

Data and Internet Services

Data and Internet services revenue for the three months ended June 30, 2014 decreased  $4.7 million, or 1%, to $462.7 million,  as compared with the three months ended June 30, 2013, primarily due to the decline in wireless backhaul revenue, partially offset by an increase in residential and business data services revenue. Data and Internet services revenue for the six months ended June 30, 2014 increased $2.0 million to $924.2 million, as compared with the six months ended June 30, 2013, primarily due to an increase in residential and business data services revenue, partially offset by the decline in wireless backhaul revenue. Data services revenue increased  $17.9 million, or 8%, to $249.3 million, and $38.7 million, or 9%, to $491.4 million, respectively, for the three and six months ended June 30, 2014, as compared with the same periods of 2013, primarily due to increases in the number of broadband subscribers and sales of Frontier Secure products. As of June 30, 2014, the number of the Company’s broadband subscribers increased by approximately 119,400, or 7%, since June 30, 2013.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits.  Nonswitched access revenue decreased  $22.6 million, or 10%, to $213.5 million,  and $36.7 million, or 8%, to $432.8 million, respectively, for the three and six months ended June 30, 2014, as compared with the same periods of 2013, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul revenue and other business revenues. Carrier services excluding wireless backhaul revenue decreased slightly, as we continue to provide network bandwidth to other communications carriers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to experience declines in wireless backhaul revenue throughout the remainder of 2014, as compared to the same periods of the prior year, as our carrier partners migrate to Ethernet solutions at a lower price point.

Other

Other revenue for the three and six months ended June 30, 2014 increased  $8.4 million, or 12%, to $79.0 million, and $3.1 million, or 2%, to $156.1 million, respectively, as compared with the three and six months ended June 30, 2013,  primarily due to lower bad debt expenses that are charged against revenue and increased cost recovery surcharge rates, partially offset by lower directory services revenue. For the six month period, we also experienced lower wireless revenue associated with the sale of our interest in the Mohave partnership on April 1, 2013.

Switched Access and Subsidy

Switched access and subsidy revenue for the three and six months ended June 30, 2014 decreased  $4.7 million, or 3%, to $133.9 million, and $13.9 million, or 5%, to $267.1 million, respectively,  as compared with the three and six months ended June 30, 2013. Switched access revenue decreased  $8.9 million, or 14%, to $52.9 million, and $18.0 million, or 15%, to $106.1 million, respectively, for the first three and six months of 2014, as compared with the same periods of 2013, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue increased $4.1 million, or 5%, to $81.0 million, and $4.1 million, or 3%, to $161.0 million, respectively, for the three and six months ended June 30, 2014, as compared with the same periods of 2013, primarily due to the higher contribution factor for end user USF in 2014.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $84.2 million, $16.0 million and $60.8 million, respectively, and $161.0 million in total, or 7% of our revenues, for the six months ended June 30, 2014.  The federal and state subsidy revenue for the six months ended June 30, 2014 represents 4% of our consolidated revenues. Total federal and state subsidies and surcharges were $156.8 million, or 7% of our revenues, for the six months ended June 30, 2013.

On November 18, 2011, the FCC adopted the 2011 Order to reform the USF and Intercarrier Compensation. The 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013, we received $71.9 million in the first round of CAF Phase I funds. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction.  We are required to spend the CAF Phase I funds to enable these 92,877 households no later than July 24, 2015.  We initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. We spent $13.5 million of the first round of CAF Phase I funds on network expansion during the first six months of 2014 and $51.1 million of these CAF Phase I funds to date through June 30, 2014,  enabling 74,000 unserved households.

On May 21, 2013, the FCC released the 2013 Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.  The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We received these funds in February 2014. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $11.1 million of the second round of CAF Phase I funds on network expansion during the first six months of 2014,  enabling 32,300 unserved and underserved households.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In the aggregate, we spent $24.6 million of the CAF Phase I funds received on network expansion and upgrades during the first six months of 2014 and $62.2 million of all CAF Phase I funds received through June 30, 2014,  enabling 106,300 households in total.

The FCC continues to finalize its CAF Phase II program, which is intended to provide long-term support for broadband in high-cost areas that were unserved by a competitor.  The 2013 Order established that price cap carriers would have the right of first refusal to accept support across the high-cost footprint of their state in exchange for committing to provide broadband and voice services to those areas for five years.  On June 10, 2014, the FCC released an Order and Notice of Proposed Rulemaking seeking comment on potential changes to the CAF Phase II structure.  The Notice seeks comment on whether the FCC should raise the broadband speed obligation for CAF Phase II from 4 Mbps download to 10 Mbps download.  Recognizing that such a change in speed may also be more costly, the FCC seeks comments on whether it should lengthen the term of CAF Phase II support available to price cap carriers and also whether it should relax price cap carriers’ obligation to deploy to 100% of the supported locations in exchange for a commensurate reduction in funding.  These changes to the CAF Phase II program have not been finalized.

The 2011 Order also makes changes to Intercarrier Compensation. Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, began a multi-year transition in July 2012, with the second step implemented in July 2013 and the third step in July 2014.  The transition will move terminating traffic to a near zero rate by 2017. We expect to be able to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. We do not expect these changes to have a significant impact on our revenues in 2014.

Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic will not be implemented until July 2014. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order.  The net impact of the 2011 Order during the period from July 2012 through June 2014 was insignificant. The net effect of this change to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Network access expenses	$106,224	$107,114	$(890)	(1)%

	For the six months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Network access expenses	$213,316	$216,512	$(3,196)	(1)%

Network access expenses for the three and six months ended June 30, 2014 decreased  $0.9 million, or 1%, to $106.2 million, and $3.2 million, or 1%, to $213.3 million, respectively, as compared with the three and six months ended June 30, 2013, primarily due to decreased promotional costs that are recorded in network access expenses, partially offset by an increase in network access expenses related to higher broadband subscriber counts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Wage and benefit expenses	$257,747	$287,317	$(29,570)	(10)%
All other operating expenses	265,638	246,698	18,940	8%
	$523,385	$534,015	$(10,630)	(2)%

	For the six months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Wage and benefit expenses	$534,607	$578,891	$(44,284)	(8)%
All other operating expenses	517,704	496,623	21,081	4%
	$1,052,311	$1,075,514	$(23,203)	(2)%

Wage and benefit expenses

Wage and benefit expenses for the three and six months ended June 30, 2014 decreased  $29.6 million, or 10%, to $257.7 million, and $44.3 million, or 8%, to $534.6 million, respectively, as compared to the three and six months ended June 30, 2013, primarily due to lower costs for compensation resulting from lower average employee headcount combined with lower costs for certain other benefits, including pension and OPEB expense, as discussed below. Wage and benefit expenses included $1.2 million and $6.7 million of severance costs for the six month periods in 2014 and 2013, respectively.

Pension and OPEB costs for the Company are included in our wage and benefit expenses.  Pension and OPEB costs for the three months ended June 30, 2014 and 2013 were approximately $14.2 million and $20.5 million, respectively. Pension and OPEB costs include pension and OPEB expense of $18.2 million and $25.5 million, less amounts capitalized into the cost of capital expenditures of $4.0 million and $5.0 million, respectively.

Pension and OPEB costs for the six months ended June 30, 2014 and 2013 were approximately $28.5 million and $41.0 million, respectively. Pension and OPEB costs include pension and OPEB expense of $36.4 million and $51.0 million, less amounts capitalized into the cost of capital expenditures of $7.9 million and $10.0 million, respectively.

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

All other operating expenses

All other operating expenses for the three and six months ended June 30, 2014 increased  $18.9 million, or 8%, to $265.6 million, and $21.1 million, or 4%, to $517.7 million, respectively, as compared with the three and six months ended June 30, 2013,  primarily due to an increase in certain litigation reserves in the first quarter of 2014,  increased fleet and facilities costs and gross receipts state tax expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Depreciation expense	$197,572	$210,828	$(13,256)	(6)%
Amortization expense	75,891	87,021	(11,130)	(13)%
	$273,463	$297,849	$(24,386)	(8)%

	For the six months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Depreciation expense	$403,088	$427,482	$(24,394)	(6)%
Amortization expense	151,782	174,042	(22,260)	(13)%
	$554,870	$601,524	$(46,654)	(8)%

Depreciation and amortization expense for the three and six months ended June 30, 2014 decreased  $24.4 million, or 8%, to $273.5 million, and $46.7 million, or 8%, to $554.9 million, respectively, as compared to the three and six months ended June 30, 2013. Amortization expense decreased  $22.3 million in 2014, due to the amortization recognized on an accelerated method related to the customer base. Depreciation expense decreased  $24.4 million in 2014, primarily due to changes in the remaining useful lives of certain plant assets and a lower net asset base.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2013, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2013. This change had an insignificant impact on depreciation expense for the first half of 2014. Our “composite depreciation rate” for plant assets was 6.24% as a result of the study.  We anticipate depreciation expense of approximately $790 million to $810 million for 2014 for our current business operations.

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

ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,
($ in thousands)
	2014	2013

Acquisition and integration costs	$19,851	$-

	For the six months ended June 30,

	2014	2013

Acquisition and integration costs	$30,447	$-

During the fourth quarter of 2013, the Company began to incur acquisition and integration costs in connection with the AT&T Transaction. Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred in connection with the AT&T Transaction to integrate the network and information technology platforms and to enable other integration initiatives. The Company incurred $30.4 million of operating expenses,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

consisting of $1.6 million and $28.8 million of acquisition and integration costs, respectively, related to the AT&T Transaction during the six months ended June 30, 2014. We also incurred $41.6 million in capital expenditures related to integration activities during the six months ended June 30, 2014. We anticipate closing the AT&T Transaction during the fourth quarter of 2014.

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

	For the three and six months
	ended June 30,
($ in thousands)
	2014	2013

Gain on sale of Mohave
partnership interest	$-	$14,601

On April 1, 2013, the Company sold its 33⅓% partnership interest in the Mohave Cellular Limited Partnership, in which Frontier was the General Partner. The Company recognized a gain on sale of approximately $14.6 million before taxes in the second quarter of 2013.

INVESTMENT AND OTHER INCOME (EXPENSE), NET / LOSSES ON EARLY EXTINGUISHMENT OF DEBT /

INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

	For the three months ended June 30,
($ in thousands)			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Investment and other income (expense), net	$(17)	$2,956	$(2,973)	(101)%
Losses on early extinguishment of debt	$-	$159,780	$(159,780)	(100)%
Interest expense	$167,611	$166,547	$1,064	1%
Income tax expense (benefit)	$19,034	$(18,755)	$37,789	(201)%

	For the six months ended June 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Investment and other income, net	$1,378	$7,610	$(6,232)	(82)%
Losses on early extinguishment of debt	$-	$159,780	$(159,780)	(100)%
Interest expense	$338,568	$337,967	$601	0%
Income tax expense	$36,223	$14,520	$21,703	149%

Investment and other income (expense), net

Investment and other income (expense), net for the three and six months ended June 30, 2014 decreased  $3.0 million and $6.2 million, respectively,  as compared with the three and six months ended June 30, 2013, primarily due to proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive during the second quarter of 2013, a  decrease of $1.7 million in the settlement of customer advances and investment gains associated with cash received in connection with our previously written-off investment in Adelphia of $1.4 million during the first half of 2013.

Our average cash balances were $878.7 million and $917.0 million for the six months ended June 30, 2014 and 2013, respectively. Our average total restricted cash balances were $10.7 million and $35.4 million for the six months ended June 30, 2014 and 2013, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Losses on Early Extinguishment of Debt

During the second quarter of 2013, we recognized a loss of $159.8 million on the early extinguishment of debt in connection with various debt tender offers, privately negotiated transactions and open market repurchases that resulted in the retirement of $1,002.4 million of the Company’s senior notes.

Interest expense

Interest expense for the three and six months ended June 30, 2014 increased  $1.1 million, or 1%, to $167.6 million, and $0.6 million to $338.6 million, respectively, as compared with the three and six months ended June 30, 2013, primarily due to the commitment fees of $15.0 million on the Bridge Loan Facility during the first half of 2014, mostly offset by the lower average debt levels resulting from the debt refinancing activities and debt retirements of $813.0 million during 2013. Our average debt outstanding was $8,021.9 million and $8,272.7 million for the second quarter of 2014 and 2013, respectively, and $8,065.4 million and $8,416.2 million for the six months ended June 30, 2014 and 2013, respectively.  Our composite average borrowing rate as of June 30, 2014 and 2013 was 7.91% and 7.95%, respectively.

Income tax expense (benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2014 increased  $37.8 million to $19.0 million, and $21.7 million to $36.2 million, respectively, as compared with the three and six months ended June 30, 2013, primarily due to higher pretax income in 2014, resulting from the $159.8 million in losses recognized in 2013 on the early extinguishment of debt. The effective tax rate for the first six months of 2014 and 2013 was 32.0% and 54.1%, respectively.

Income taxes for the three and six months ended June 30, 2014 include a $1.9 million benefit from the net reversal of reserves for uncertain tax positions. Income taxes for the six months ended June 30, 2014 include the impact of a  $2.9 million benefit arising from state tax law changes.

Income taxes for the three and six months ended June 30, 2013 include the impact of a charge of $5.2 million resulting from the settlement of the 2010 IRS audit and a $6.0 million charge resulting from the adjustment of deferred tax balances, partially offset by a $4.4 million benefit from the net reversal of reserves for uncertain tax positions.

As of June 30, 2014, there were no uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate.

We paid  $14.4 million and $83.5 million in net cash taxes during the six months ended June 30, 2014 and 2013, respectively. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012. Absent any legislative changes, we expect that in 2014 our cash tax payments for the full year will be approximately $130 million to $160 million for our current business operations, taking into account our estimated pre-close integration expenditures related to the AT&T Transaction.

Net income (loss) attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for the second quarter of 2014 was $37.7 million, or $0.04 per share, as compared to net loss of $38.5 million, or $0.04 per share, in the second quarter of 2013, and net income of $77.0 million, or $0.08 per share, as compared to $9.7 million, or $0.01 per share, for the six months ended June 30, 2013.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness. As of June 30,  2014, 95%  of our long-term debt had fixed interest rates with minimal exposure to interest rate changes.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2014.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, all but $431.3 million of our outstanding borrowings at June 30, 2014 have fixed interest rates. In addition, our undrawn  $750.0 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2014, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2014, the fair value of our long-term debt was estimated to be approximately $8.4 billion, based on our overall weighted average borrowing rate of 7.91% and our overall weighted average maturity of approximately nine years. As of June 30, 2014,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2013.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2014 is limited to our pension plan assets.  We have no other security investments of any significant amount.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,276.5 million at June 30, 2014,  an increase of $60.0 million, or 5%. This increase is a result of positive investment returns of $95.5 million and cash contributions of $31.2 million, offset by benefit payments of $66.7 million.  An additional cash contribution of $19.6 million was made on July 15, 2014. We expect that we will make total contributions of cash and/or other assets to our pension plan of approximately $100 million in 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2014,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at June 30, 2014.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing their effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We plan to adopt the 2013 Framework in 2014 and do not expect that it will have a significant impact on the Company.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2014 to April 30, 2014
Employee Transactions (1)	353	$5.83

May 1, 2014 to May 31, 2014
Employee Transactions (1)	976	$5.82

June 1, 2014 to June 30, 2014
Employee Transactions (1)	6,838	$5.70

Totals April 1, 2014 to June 30, 2014
Employee Transactions (1)	8,167	$5.72

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 Item 6.     Exhibits

(a)	Exhibits:

	10.1	Credit Agreement dated as of June 2, 2014 with CoBank, ACB.
	10.2	Offer of Employment Letter, dated January 15, 2014, between the Company and Mark D. Nielsen.
	10.3	Offer of Employment Letter, dated June 9, 2014, between the Company and Donald W. Daniels, Jr.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ John M. Jureller
John M. Jureller
Executive Vice President and
Chief Financial Officer

Date: August 7, 2014