Form 10-Q
period 2014-09-30
FRONTIER COMMUNICATIONS CORP
filed 2014-11-05
CIK 20520

FRONTIER COMMUNICATIONS CORPORATION

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of October 24, 2014 was 1,002,081,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$808,518	$880,039
Accounts receivable, less allowances of $65,868 and $71,362, respectively	462,299	479,210
Restricted cash	1,519,000	11,411
Prepaid expenses	70,745	68,573
Income taxes and other current assets	66,787	179,606
Total current assets	2,927,349	1,618,839

Property, plant and equipment, net	7,152,461	7,255,762
Goodwill	6,337,719	6,337,719
Other intangibles, net	997,297	1,214,932
Other assets	224,862	208,232
Total assets	$17,639,688	$16,635,484

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$262,534	$257,916
Accounts payable	282,796	327,256
Advanced billings	132,848	137,319
Accrued taxes	154,570	66,276
Accrued interest	199,023	188,639
Pension and other postretirement benefits	120,154	111,713
Other current liabilities	186,444	212,468
Total current liabilities	1,338,369	1,301,587

Deferred income taxes	2,306,326	2,417,108
Pension and other postretirement benefits	676,564	725,333
Other liabilities	240,307	262,308
Long-term debt	9,185,603	7,873,667

Equity:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
1,002,081,000 and 999,462,000 outstanding, respectively, and
1,027,986,000 issued, at September 30, 2014 and December 31, 2013)	256,997	256,997
Additional paid-in capital	3,991,589	4,321,056
Retained earnings	195,055	76,108
Accumulated other comprehensive loss, net of tax	(252,141)	(260,530)
Treasury stock	(298,981)	(338,150)
Total equity	3,892,519	4,055,481
Total liabilities and equity	$17,639,688	$16,635,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

($ in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2014	2013	2014	2013

Revenue	$1,140,874	$1,185,278	$3,442,185	$3,581,207

Operating expenses:
Network access expenses	107,866	103,955	321,182	320,467
Other operating expenses	533,469	549,141	1,585,780	1,624,655
Depreciation and amortization	260,897	285,701	815,767	887,225
Pension settlement costs	-	40,309	-	40,309
Acquisition and integration costs	41,611	-	72,058	-
Total operating expenses	943,843	979,106	2,794,787	2,872,656

Gain on sale of Mohave partnership interest	-	-	-	14,601

Operating income	197,031	206,172	647,398	723,152

Investment and other income, net	25,106	1,524	26,484	9,134
Losses on early extinguishment of debt	-	-	-	159,780
Interest expense	170,371	163,835	508,939	501,802

Income before income taxes	51,766	43,861	164,943	70,704
Income tax expense	9,773	8,461	45,996	22,981

Net income	41,993	35,400	118,947	47,723
Less: Income attributable to the noncontrolling
interest in a partnership	-	-	-	2,643

Net income attributable to common shareholders
of Frontier	$41,993	$35,400	$118,947	$45,080

Basic and diluted net income per common share
attributable to common shareholders of Frontier	$0.04	$0.04	$0.12	$0.04

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

($ in thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2014	2013	2014	2013

Net income	$41,993	$35,400	$118,947	$47,723
Pension settlement costs, net of tax (see Notes 14 and 15)	-	24,992	-	24,992
Other comprehensive income, net of tax (see Note 14)	2,460	6,313	8,389	19,805
Comprehensive income	44,453	66,705	127,336	92,520

Less: Income attributable to the
noncontrolling interest in a partnership	-	-	-	2,643

Comprehensive income attributable to
the common shareholders of Frontier	$44,453	$66,705	$127,336	$89,877

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013, THE THREE MONTHS ENDED DECEMBER 31, 2013

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014

($ and shares in thousands)

(Unaudited)

	Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance January 1, 2013	1,027,986	$256,997	$4,639,563	$63,205	$(483,576)	(29,576)	$(368,593)	$11,675	$4,119,271
Stock plans	-	-	(22,268)	-	-	1,107	30,679	-	8,411
Dividends on common stock	-	-	(299,822)	-	-	-	-	-	(299,822)
Net income	-	-	-	45,080	-	-	-	2,643	47,723
Pension settlement costs, net of tax	-	-	-	-	24,992	-	-	-	24,992
Other comprehensive income, net
of tax	-	-	-	-	19,805	-	-	-	19,805
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance September 30, 2013	1,027,986	256,997	4,317,473	108,285	(438,779)	(28,469)	(337,914)	-	3,906,062
Stock plans	-	-	3,597	-	-	(55)	(236)	-	3,361
Dividends on common stock	-	-	(14)	(99,932)	-	-	-	-	(99,946)
Net income	-	-	-	67,755	-	-	-	-	67,755
Pension settlement costs, net of tax	-	-	-	-	2,389	-	-	-	2,389
Other comprehensive income, net
of tax	-	-	-	-	175,860	-	-	-	175,860
Balance December 31, 2013	1,027,986	256,997	4,321,056	76,108	(260,530)	(28,524)	(338,150)	-	4,055,481
Stock plans	-	-	(28,822)	-	-	2,619	39,169	-	10,347
Dividends on common stock	-	-	(300,645)	-	-	-	-	-	(300,645)
Net income	-	-	-	118,947	-	-	-	-	118,947
Other comprehensive income, net
of tax	-	-	-	-	8,389	-	-	-	8,389
Balance September 30, 2014	1,027,986	$256,997	$3,991,589	$195,055	$(252,141)	(25,905)	$(298,981)	$-	$3,892,519

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

($ in thousands)

(Unaudited)

	2014	2013

Cash flows provided by (used in) operating activities:
Net income	$118,947	$47,723
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	815,767	887,225
Losses on early extinguishment of debt	-	159,780
Pension settlement costs	-	40,309
Pension/OPEB costs	(20,875)	22,558
Stock based compensation expense	18,350	12,561
Gains on sale of assets	(25,000)	(14,601)
Other non-cash adjustments	29,508	7,353
Deferred income taxes	(124,757)	(43,310)
Change in accounts receivable	16,911	57,474
Change in accounts payable and other liabilities	53,392	(91,322)
Change in prepaid expenses, income taxes and other current assets	59,823	(10,409)
Net cash provided by operating activities	942,066	1,075,341

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(413,041)	(484,082)
Capital expenditures - Integration activities	(82,251)	-
Network expansion funded by Connect America Fund	(40,934)	(21,042)
Grant funds received for network expansion from Connect America Fund	3,748	5,998
Proceeds on sale of assets	25,000	17,755
Cash transferred (to)/from escrow	(1,507,589)	21,788
Other assets purchased and distributions received, net	27,043	3,536
Net cash used by investing activities	(1,988,024)	(456,047)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	1,560,801	750,000
Financing costs paid	(39,271)	(19,360)
Long-term debt payments	(244,780)	(1,548,548)
Premium paid to retire debt	-	(159,429)
Dividends paid	(300,645)	(299,822)
Other financing activities	(1,668)	(7,670)
Net cash provided from (used by) financing activities	974,437	(1,284,829)

Decrease in cash and cash equivalents	(71,521)	(665,535)
Cash and cash equivalents at January 1,	880,039	1,326,532

Cash and cash equivalents at September 30,	$808,518	$660,997

Supplemental cash flow information:
Cash paid during the period for:
Interest	$464,334	$493,427
Income taxes, net	$36,086	$82,675

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	$-	$18,216
Reduction of pension obligation	$-	$(18,216)

The accompanying Notes are an integral part of these Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2014, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Other operating expenses”  of $29.6 million and $28.6 million, and $90.3 million and $86.6 million, for the three and nine months ended September 30, 2014 and 2013, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)   Transactions:

The AT&T Transaction

On October 24, 2014,  pursuant to the stock purchase agreement dated December 16, 2013, as amended, the Company acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the AT&T Transaction) for a purchase price of $2.0 billion in cash, excluding adjustments for working capital. Following the AT&T Transaction, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut. The Company also acquired the U-verse® video and DISH satellite TV customers in Connecticut. See Note 8 for further discussion related to financing the AT&T Transaction.

With respect to the AT&T Transaction, the final allocation of the purchase price will be based on the fair values of assets acquired and liabilities assumed as of October 24, 2014. The initial accounting for this transaction is not yet complete, including the purchase price allocation. We expect to disclose this information, along with pro forma financial information, in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company reorganized into five regional operating segments in October 2014. Our operating segments will consist of the following regions: Central, East, Mid-Atlantic, National and West. In conjunction with the reorganization of our operating segments, we will reassign goodwill to certain of our reporting units in the fourth quarter using a relative fair value allocation approach.

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

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in thousands)	September 30, 2014	December 31, 2013

Retail and Wholesale	$482,857	$498,717
Other	45,310	51,855
Less: Allowance for doubtful accounts	(65,868)	(71,362)
Accounts receivable, net	$462,299	$479,210

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $16.5 million and $20.6 million, and $41.2 million and $52.9 million, for the three and nine months ended September 30, 2014 and 2013, respectively.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in thousands)	September 30, 2014	December 31, 2013

Property, plant and equipment	$15,311,984	$14,850,697
Less: Accumulated depreciation	(8,159,523)	(7,594,935)
Property, plant and equipment, net	$7,152,461	$7,255,762

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense is principally based on the composite group method. Depreciation expense was $195.0 million and $208.7 million, and $598.1 million and $636.2 million, for the three  and nine months ended September 30, 2014 and 2013, respectively. As a result of our annual independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2013, with an insignificant impact to depreciation expense.

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of both September 30, 2014 and December 31, 2013 are as follows:

($ in thousands)

Central	$1,815,498
East	2,003,574
National	1,218,113
West	1,300,534
Total Goodwill	$6,337,719

The components of other intangibles are as follows:

($ in thousands)	September 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$2,427,648	$(1,554,487)	$873,161	$2,427,648	$(1,336,852)	$1,090,796
Trade name and license	124,136	-	124,136	124,136	-	124,136
Total other intangibles	$2,551,784	$(1,554,487)	$997,297	$2,551,784	$(1,336,852)	$1,214,932

Amortization expense was $65.9 million and $77.0 million, and $217.6 million and $251.0 million, for the three and nine months ended September 30, 2014 and 2013, respectively. Amortization expense represents the amortization of intangible assets (primarily customer base) that were acquired in the 2010 Transaction based on a useful life of nine years for the residential customer base and 12 years for the business customer base, amortized on an accelerated method.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2014 and December 31, 2013.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in thousands)	September 30, 2014		December 31, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$9,185,603	$9,603,496	$7,873,667	$8,191,744

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)   Long-Term Debt:

The activity in our long-term debt from December 31, 2013 to September 30, 2014 is summarized as follows:

		Nine months ended
		September 30, 2014			Interest
					Rate at
	December 31,	Payments	New	September 30,	September 30,
($ in thousands)	2013	and Retirements	Borrowings	2014	2014 *

Senior Unsecured Debt	$8,107,066	$(243,125)	$1,550,000	$9,413,941	7.77%
Other Secured Debt	13,550	(1,344)	10,801	23,007	3.71%
Rural Utilities Service Loan Contracts	8,930	(311)	-	8,619	6.15%
Total Long-Term Debt	$8,129,546	$(244,780)	$1,560,801	$9,445,567	7.76%

Less: Debt (Discount)/Premium	2,037			2,570
Less: Current Portion	(257,916)			(262,534)
	$7,873,667			$9,185,603

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at September 30, 2014 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our Senior Unsecured Debt is as follows:

($ in thousands)	September 30, 2014		December 31, 2013

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
5/1/2014	-	-	200,000	8.250%
3/15/2015	105,026	6.625%	105,026	6.625%
4/15/2015	96,872	7.875%	96,872	7.875%
10/14/2016 *	416,875	3.035% (Variable)	460,000	3.045% (Variable)
4/15/2017	606,874	8.250%	606,874	8.250%
10/1/2018	582,739	8.125%	582,739	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
4/15/2020	1,021,505	8.500%	1,021,505	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
9/15/2021	775,000	6.250%	-	-
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	750,000	7.625%
1/15/2025	775,000	6.875%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	9,163,941		7,857,066
Subsidiary Senior Notes and Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$9,413,941	7.59% **	$8,107,066	7.78% **

*      Represents borrowings under the 2011 CoBank Credit Agreement, as defined below.

**    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

On September 17, 2014, the Company completed a registered debt offering of $775.0 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519.0 million from the offering which were included in restricted cash as of September 30, 2014.  The Company used the net proceeds from the offering of the notes, together with borrowings under the 2014 CoBank Credit Agreement, as defined below, and cash on hand, to finance the AT&T Transaction, which closed on October 24, 2014. See Note 3 for further discussion of the AT&T Transaction.

During the first nine months of 2014, we also entered into secured financings totaling $10.8 million with four year terms and no stated interest rate for certain equipment purchases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $7.5 million and $22.5 million during the three and nine months ended September 30, 2014. On January 29, 2014, we entered into a bridge loan agreement (the Bridge Loan Agreement) with the Lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.

On July 16, 2014, the Bridge Facility was reduced by $350.0 million following execution of the 2014 CoBank Credit Agreement, as defined below. On September 17, 2014, the Bridge Loan Agreement was terminated upon consummation of the registered debt offering referred to above.

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350.0 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the AT&T Transaction with proceeds used to partially finance the acquisition. The maturity date is the fifth anniversary of the draw date. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $8.8 million, commencing one full fiscal quarter after the draw date, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement.

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the New Revolving Credit Agreement), for a $750.0 million revolving credit facility (the New Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of September 30, 2014,  the New Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the New Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement) and were 0.450% per annum as of September 30, 2014. During the term of the New Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of September 30, 2014. Letters of credit issued under the New Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The New Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The terms of the New Revolving Credit Facility are substantially similar to the terms of the Prior Revolving Credit Facility.

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

As of September 30, 2014, we were in compliance with all of our debt and credit facility financial covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principal payments for our currently outstanding debt for the next five years are as follows as of September 30, 2014:

Principal
($ in thousands)	Payments

2014 (remaining three months)	$15,161
2015	$262,541
2016	$348,167
2017	$610,075
2018	$583,948
2019	$434,565

(9)   Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2014	2013	2014	2013

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.1	(1.5)	1.1	(4.1)
Tax reserve adjustment	5.5	(1.3)	0.6	(6.6)
Domestic production activities deduction	(16.9)	-	(5.3)	-
Changes in certain deferred tax balances	-	(11.5)	(1.7)	1.5
IRS audit adjustments	-	-	-	7.3
Federal research and development credit	(7.8)	-	(2.4)	-
All other, net	2.0	(1.4)	0.6	(0.6)
Effective tax rate	18.9%	19.3%	27.9%	32.5%

Income taxes for the nine months ended September 30, 2014 include the impact of a $4.0 million benefit from federal research and development credits, an $8.8 million benefit from the domestic production activities deduction and a  $2.9 million benefit arising from state tax law changes, partially offset by a net increase in reserves for uncertain tax positions of $0.9 million.

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

As of September 30, 2014, there were no uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Net Income Per Common Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended		For the nine months ended
($ and shares in thousands, except per share amounts)	September 30,		September 30,

	2014	2013	2014	2013
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$41,993	$35,400	$118,947	$45,080
Less: Dividends paid on unvested restricted stock awards	(749)	(632)	(2,262)	(1,908)
Total basic and diluted net income attributable to common
shareholders of Frontier	$41,244	$34,768	$116,685	$43,172

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,002,092	999,826	1,001,656	999,017
Less: Weighted average unvested restricted stock awards	(7,445)	(6,711)	(7,263)	(6,537)
Total weighted average shares outstanding - basic	994,647	993,115	994,393	992,480

Basic net income per share attributable to common
shareholders of Frontier	$0.04	$0.04	$0.12	$0.04

Diluted earnings per common share:
Total weighted average shares outstanding - basic	994,647	993,115	994,393	992,480
Effect of dilutive shares	3,208	990	3,351	922
Total weighted average shares outstanding - diluted	997,855	994,105	997,744	993,402

Diluted net income per share attributable to common
shareholders of Frontier	$0.04	$0.04	$0.12	$0.04

Stock Options

For the three and nine months ended September 30, 2014, options to purchase 83,000 shares (at exercise prices ranging from $12.50 to $14.15) and for the three and nine months ended September 30, 2013,  options to purchase 93,000 shares (at exercise prices ranging from $12.50 to $14.15), issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At September 30, 2014 and 2013, we had 1,050,568 and 1,141,963 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation for the three and nine months ended September 30, 2014 and 2013 because their inclusion would have an antidilutive effect.

(11) Stock Plans:

At September 30, 2014, we had six stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At September 30, 2014, there were 22,540,761 shares authorized for grant and 14,681,456 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009 EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

The following summary presents information regarding LTIP target performance shares as of September 30, 2014 and changes during the nine months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
Balance at January 1, 2014	1,749,000
LTIP target performance shares granted	1,028,000
LTIP target performance shares forfeited	(80,000)
Balance at September 30, 2014	2,697,000

For the nine months ended September 30, 2014 and 2013, the Company recognized an expense of $3.0 million and $0.8 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2014 and changes during the nine months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2014	6,234,000	$4.80	$28,988,000
Restricted stock granted	3,836,000	$4.74	$24,974,000
Restricted stock vested	(2,365,000)	$5.22	$15,399,000
Restricted stock forfeited	(282,000)	$4.51
Balance at September 30, 2014	7,423,000	$4.65	$48,321,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30,  2014 was $24.9 million and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Shares granted during the first nine months of 2013 totaled 3,355,000. The total fair value of shares granted and vested at September 30, 2013 was approximately $14.0 million and $12.9 million, respectively. The total fair value of unvested restricted stock at September 30, 2013 was $26.3 million.  The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2013 was $4.10.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Other operating expenses”, of $11.8 million and $10.7 million for the nine months ended September 30, 2014 and 2013, respectively, has been recorded in connection with these grants.

Stock Options

There has been no activity with regard to stock options during the first nine months of 2014.  There was no intrinsic value for the stock options outstanding and exercisable at September 30,  2014 and 2013.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)  Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in thousands)	2014	2013	2014	2013

Interest and dividend income	$118	$382	$1,350	$2,268
Investment gain	-	-	-	1,407
Gain on sale of Fairmount Cellular LLC	25,000	-	25,000	-
Gain on expiration/settlement of customer advances	-	1,393	253	3,345
Split dollar life insurance proceeds	-	-	-	2,263
All other, net	(12)	(251)	(119)	(149)
Total investment and other income, net	$25,106	$1,524	$26,484	$9,134

During the third quarter of 2014, we recognized a gain of $25.0 million associated with the sale of our interest in Fairmount Cellular LLC.

(14)  Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at September 30, 2014 and 2013, and changes for the nine months then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2014	$(411,432)	$(5,230)	$156,280	$(148)	$(260,530)
Other comprehensive income before reclassifications	-	-	-	148	148
Amounts reclassified from accumulated other comprehensive loss	14,069	(777)	(5,051)	-	8,241
Net current-period other comprehensive income (loss)	14,069	(777)	(5,051)	148	8,389
Balance at September 30, 2014	$(397,363)	$(6,007)	$151,229	$-	$(252,141)

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

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive	For the three months ended September 30,		For the nine months ended September 30,		Affected Line Item in the Statement Where
Loss Components	2014	2013	2014	2013	Net Income is Presented
Amortization of Pension Cost Items (b)
Prior-service costs	$(11)	$(2)	$(33)	$(6)
Actuarial gains	(4,398)	(10,798)	(14,036)	(30,942)
Pension settlement costs	-	(40,309)	-	(40,309)
	(4,409)	(51,109)	(14,069)	(71,257)	Income (loss) before income taxes
Tax impact	1,675	19,421	5,346	27,078	Income tax (expense) benefit
	$(2,734)	$(31,688)	$(8,723)	$(44,179)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$890	$1,526	$2,670	$4,576
Actuarial gains	(449)	(1,695)	(1,893)	(6,151)
	441	(169)	777	(1,575)	Income (loss) before income taxes
Tax impact	(168)	64	(295)	598	Income tax (expense) benefit
	$273	$(105)	$482	$(977)	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 15 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2014	2013	2014	2013
($ in thousands)
Components of net periodic pension benefit cost
Service cost	$9,170	$12,141	$29,050	$37,809
Interest cost on projected benefit obligation	18,997	18,827	58,645	56,587
Expected return on plan assets	(23,195)	(23,585)	(70,219)	(72,765)
Amortization of prior service cost /(credit)	11	2	33	6
Amortization of unrecognized loss	4,398	10,798	14,036	30,942
Net periodic pension benefit cost	9,381	18,183	31,545	52,579
Pension settlement costs	-	40,309	-	40,309
Total periodic pension benefit cost	$9,381	$58,492	$31,545	$92,888

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2014	2013	2014	2013
($ in thousands)
Components of net periodic postretirement benefit cost
Service cost	$2,408	$3,088	$7,514	$9,446
Interest cost on projected benefit obligation	5,470	4,181	15,046	13,061
Expected return on plan assets	(23)	(25)	(37)	(111)
Amortization of prior service cost/(credit)	(890)	(1,526)	(2,670)	(4,576)
Amortization of unrecognized loss	449	1,695	1,893	6,151
Net periodic postretirement benefit cost	$7,414	$7,413	$21,746	$23,971

During the first nine months of 2014 and 2013, we capitalized $11.3 million and $15.0 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $75 million,  excluding amounts related to the recently acquired Connecticut operations and amounts capitalized into the cost of capital expenditures, as compared to $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures. We made total cash contributions to our pension plan during the nine months ended September 30, 2014 of $70.5 million.  An additional cash contribution of $12.7  million was made on October 15, 2014, for a total contribution of $83.2 million in 2014. Our 2014 total contributions include the impact of the extension of funding relief included in the Highway and Transportation Funding Act of 2014. The Company estimates that there are no further contributions required in 2014.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,288.1 million at September 30, 2014, an increase of $71.6 million, or 6%.  This increase is a result of positive investment returns of $91.7 million and cash contributions of $70.5 million, offset by benefit payments of $90.6 million during the first nine months of 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16)  Commitments and Contingencies:

From time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, however we generally do not enter into firm, written contracts for such activities.

The Company incurred $72.1 million of operating expenses, consisting of $2.9 million and $69.2 million of acquisition and integration costs, respectively, and $82.3 million in capital expenditures related to the AT&T Transaction during the nine months ended September 30, 2014. We will continue to incur expenditures associated with the AT&T Transaction through 2015.

In connection with the 2010 Transaction, the FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing.  These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%,  80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the Acquired Territories by the end of 2013. As of December 31, 2012, we also met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the Acquired Territories by the end of 2013 and 2014, respectively. As of September 30, 2014, we expanded broadband availability in excess of 4 Mbps to 84.2% of the households throughout the Acquired Territories.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions in connection with the 2010 Transaction, we placed a total of $115.0 million in cash into escrow accounts and obtained a letter of credit for $190 million in 2010. In September 2013, the letter of credit expired. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia. As of September 30, 2014,  all requirements of the three state regulatory commissions had been satisfied, all funds had been released from these escrow accounts and the Company had no restricted cash related to these escrow accounts.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively. As of September 30, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

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

(17)  Subsequent Events:

On October 24, 2014, the Company completed its acquisition of the wireline properties from AT&T in Connecticut. See Note 3 for further discussion.

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

•	The effects of increased expenses or unanticipated liabilities incurred due to activities related to the AT&T Transaction;

•	The risk that the cost savings from the AT&T Transaction may not be fully realized;

•	The sufficiency of the assets to be acquired from AT&T to enable the combined company to operate all aspects of the acquired business;

•	Disruption from the AT&T Transaction making it more difficult to maintain relationships with customers or suppliers of the Connecticut operations;

•	Our ability to meet our debt and debt service obligations, which have increased as a result of the AT&T Transaction;

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

•	The effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	Our ability to successfully renegotiate union contracts;

•	Changes in pension plan assumptions and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2015 and beyond;

•	The effects of economic downturns which could result in difficulty in collection of revenues and loss of customers;

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

Overview

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of The Transactions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company is the largest communications company providing services predominantly to rural areas and small and medium-sized towns and cities in the United States. As of September 30, 2014, the Company operated in 27 states.  Following consummation of the AT&T Transaction on October 24, 2014, the Company now operates in 28 states.  The Company is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.0 million customers, 2.0 million broadband connections and 14,500 employees as of September 30, 2014.

Cost Savings

Based on current estimates and assumptions, we expect to achieve cost savings as a result of the AT&T Transaction, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems to cover certain former AT&T functions and systems and (2) by internalizing certain functions formerly provided by third-party service providers. We estimate that our annualized cost savings will reach approximately $200 million by the end of 2017 as we implement our targeted list of initiatives.  As of the closing date of the AT&T Transaction, we have realized approximately $150 million of annualized cost savings.

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

On November 18, 2011, the FCC adopted an Order to reform the Federal Universal Service High-Cost Fund (USF) and Intercarrier Compensation (the 2011 Order). The 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the Connect America Fund (CAF), which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $71.9 million in CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction. We are required to spend the first round of the CAF Phase I funds to enable these 92,877 households no later than July 24, 2015.  We spent $19.3 million of the first round of CAF Phase I funds on network expansion during the first nine months of 2014 and $56.9 million of these CAF Phase I funds to date through September 30, 2014,  enabling 77,600 unserved households.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I (the 2013 Order).  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload. In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states. The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations. We received these funds in February 2014. We are required to spend the second round of the CAF Phase I funds to enable these 101,714 households no later than March 14, 2017. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $21.6 million of the second round of CAF Phase I funds on network expansion during the first nine months of 2014,  enabling 61,600 unserved and underserved households.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In the aggregate, we  spent $40.9 million of the CAF Phase I funds received on network expansion and upgrades during the first nine months of 2014 and $78.5 million of all CAF Phase I funds received through September 30, 2014,  enabling 139,200 households in total.

The FCC continues to finalize its CAF Phase II program, which is intended to provide long-term support for broadband in high-cost areas that were unserved by a competitor.  The 2011 Order established that price cap carriers would have the right of first refusal to accept support across the high-cost footprint of their state in exchange for committing to provide broadband and voice services to those areas for five years.  On June 10, 2014, the FCC released an Order and Notice of Proposed Rulemaking seeking comment on potential changes to the CAF Phase II structure. The Notice seeks comment on whether the FCC should raise the broadband speed obligation for CAF Phase II from 4 Mbps download to 10 Mbps download.  Recognizing that such a change in speed may also be more costly, the FCC seeks comment on whether it should lengthen the term of CAF Phase II support available to price cap carriers and also whether it should relax price cap carriers’ obligation to deploy to 100% of the supported locations in exchange for a commensurate reduction in funding.  These changes to the CAF Phase II program have not been finalized.

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

Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic would not be implemented until July 2014. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order. The net impact of the 2011 Order during the period from July 2012 through September 2014 was insignificant. The net effect of this change to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

(a)  Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents aggregating $808.5 million,  excluding total restricted cash of $1,521.0 million, primarily representing funds escrowed for the financing of the AT&T Transaction.  As a result of our registered debt offering, as described below, we placed net proceeds of $1,519.0 million in escrow on September 17, 2014. Our primary source of funds continued to be cash generated from operations.  For the nine months ended September 30, 2014, we used cash flow from operations, cash on hand and debt proceeds to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

As discussed below, on September 17, 2014, the Company completed a registered debt offering of $775.0 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025. The Company used the net proceeds from the offering of the notes, together with borrowings under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the AT&T Transaction, that closed on October 24, 2014.

We have a revolving credit facility with a line of credit of $750.0 million that we believe provides sufficient flexibility to meet our liquidity needs.  As of September 30, 2014,  this credit facility was fully available and we had not made any borrowings under it.

At September 30, 2014, we had a working capital surplus of $1,589.0 million, which included restricted cash of $1,519.0 million placed in escrow, as discussed above.  Excluding such restricted cash, our working capital surplus was $70.0 million at September 30, 2014.  We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of the current economic environment may negatively impact our cash generated from operations. In addition, based on information available to us, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, but this could change in the future.  As of September 30, 2014, we had $15.2 million of debt maturing during the last three months of 2014; $262.5 million and $348.2 million of debt will mature in 2015 and 2016, respectively.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $133.3 million, or 12%, for the nine months ended September 30, 2014, as compared with the prior year period. The decrease was primarily the result of lower revenue and net income before depreciation and amortization.

We paid  $36.1 million in net cash taxes during the first nine months of 2014 as compared to $82.7 million during the first nine months of 2013. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.

In connection with the AT&T Transaction, the Company recognized $72.1 million of acquisition and integration costs incurred during the first nine months of 2014 and $22.5 million of interest expense related to the Bridge Facility commitment, that was terminated upon consummation of the registered debt offering on September 17, 2014. The Company will continue to incur operating expenses associated with the AT&T Transaction through 2015.

Cash Flows used by Investing Activities

Capital Expenditures

For the nine months ended September 30, 2014 and 2013, our capital expenditures were $495.3 million and $484.1 million (including $82.3 million of integration-related capital expenditures for the nine months ended September 30, 2014 for the AT&T Transaction), respectively.  In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF funds amounted to $40.9 million and $21.0 million for the nine months ended September 30, 2014

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

and 2013, respectively. The Company will continue to incur capital expenditures associated with the AT&T Transaction through 2015.

Cash Flows used by and provided from Financing Activities

Debt Financings

On September 17, 2014, the Company completed a registered debt offering of $775.0 million aggregate principal amount of 6.250%  senior unsecured notes due 2021, and $775.0 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519.0 million from the offering.  The Company used the net proceeds from the offering of the notes, together with borrowings under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the AT&T Transaction, that closed on October 24, 2014.

During the first nine months of 2014, we also entered into secured financings totaling $10.8 million with four year terms and no stated interest rate for certain equipment purchases.

Debt Reduction

During the first nine months of 2014 and 2013, we retired an aggregate principal amount of $244.8 million and $1,548.5 million, respectively, of debt consisting of $243.1 million and $1,548.2 million, respectively, of senior unsecured debt and $0.3 million of rural utilities service loan contracts in each period. Additionally, we retired $1.4 million of other secured debt during the first nine months of 2014.

We may from time to time repurchase our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Bridge Facility

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) and recognized interest expense related to this commitment of $22.5 million during the nine months ended September 30, 2014. On January 29, 2014, we entered into a bridge loan agreement with the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

On July 16, 2014, the Bridge Facility was reduced by $350.0 million following execution of the 2014 CoBank Credit Agreement, as defined below. On September 17, 2014, the Bridge Loan Agreement was terminated upon consummation of the registered debt offering referred to above.

Bank Financing

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350.0 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the AT&T Transaction with proceeds used to partially finance the acquisition. The maturity date is the fifth anniversary of the draw date. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $8.8 million, commencing one full fiscal quarter after the draw date, with the remaining outstanding principal balance to be repaid on the  maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.

Revolving Credit Facility

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the New Revolving Credit Agreement), for a $750.0 million revolving credit facility (the New Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of September 30, 2014, the New Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the New Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the New Revolving Credit Agreement) and were 0.450% per annum as of September 30, 2014. During the term of the New Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the New Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the New Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.00% or 2.00%, respectively, as of September 30, 2014. Letters of credit issued under the New Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The New Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. The terms of the New Revolving Credit Facility are substantially similar to the terms of the Prior Revolving Credit Facility.

Covenants

The terms and conditions contained in our indentures, the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement and the New Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets, and restrictions on asset sales and transfers, mergers and other changes in corporate control. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement and the New Revolving Credit Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

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

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the New Revolving Credit Agreement  and certain indentures for our senior unsecured debt obligations limit our ability to create liens or merge or consolidate with other companies and our subsidiaries’ ability to borrow funds, subject to important exceptions and qualifications.

As of September 30, 2014, we were in compliance with all of our debt and credit facility covenants.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Future Commitments

In our normal course of business we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitments under the arrangement are $145.5 million and $140.8 million for the years ending December 31, 2014 and 2015, respectively. As of September 30, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

To satisfy all or part of certain capital investment commitments to three state regulatory commissions in connection with the 2010 Transaction, we placed a total of $115.0 million in cash into several escrow accounts and obtained a letter of credit for $190.0 million in 2010. In September 2013, the letter of credit  expired. Another $72.4 million of cash in an escrow account was acquired in connection with the 2010 Transaction to be used for service quality initiatives in the state of West Virginia. As of September 30,  2014, all requirements of the three state regulatory commissions had been satisfied, all funds had been released from these escrow accounts and the Company had no restricted cash related to these escrow accounts.

The FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Transaction, specified certain capital expenditure and operating requirements for the Acquired Territories for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the Acquired Territories with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the Acquired Territories by the end of 2013, 2014 and 2015, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the Acquired Territories by the end of 2013. As of December 31, 2012, we also met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the Acquired Territories by the end of 2013 and 2014, respectively.  As of September 30, 2014, we expanded broadband availability in excess of 4 Mbps to 84.2% of the households throughout the Acquired Territories.

As of September 30, 2014 and December 31, 2013, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	As of September 30, 2014	As of December 31, 2013

1 Mbps	91%	90%
3 Mbps	89%	86%
4 Mbps	87%	83%
6 Mbps	84%	76%
12 Mbps	75%	61%
20 Mbps	55%	48%

Critical Accounting Policies and Estimates

We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for revenue recognition, including the allowance for doubtful accounts, impairment of long-lived assets, impairment of intangible assets, depreciation and amortization, pension and other postretirement benefits, income taxes and contingencies among others.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

New Accounting Pronouncements

See Note 2 of our consolidated financial statements for additional information related to recent accounting literature.

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

Revenue for the three months ended September 30, 2014 decreased  $44.4 million, or 4%, to $1,140.9 million as compared with the three months ended September 30, 2013. Revenue for the nine months ended September 30, 2014 decreased $139.0 million, or 4%, to $3,442.2 million as compared with the nine months ended September 30, 2013. The declines during both the third quarter and the first nine months of 2014 are primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $7.8 million for the nine months ended September 30, 2014 due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

Switched access and subsidy revenue of $391.3 million represented 11% of our revenues for the nine months ended September 30, 2014. Switched access revenue was $153.9 million for the nine months ended September 30, 2014, or 4% of our revenues, down from $180.0 million, or 5% of our revenues, for the nine months ended September 30, 2013. Subsidy revenue was $237.4  million, or 7% of our revenues, for the nine months ended September 30,  2014, as compared to $236.2 million, or 7%, of our revenues, for the nine months ended September 30, 2013.  We expect declining revenue trends in switched access revenue to continue during the remainder of 2014.

During the quarter ended September 30, 2014, we lost 25,200 customers, net, as compared to a loss of 34,000 customers, net during the quarter ended June 30, 2014 and a loss of 24,200 customers, net, during the quarter ended September 30, 2013. During the first nine months of 2014, we lost 73,200 customers, net, as compared to a loss of 76,400 customers, net, during the first nine months of 2013.

Total residential revenue for the three and nine months ended  September 30, 2014 declined $7.6 million, or 2%,  and $34.3 million, or 2%, respectively, as compared to the three and nine months ended September 30, 2013, primarily as a result of decreases in voice services revenue and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue and increases in subscriber line charges due to additional access recovery charges. These access recovery charges are a result of regulatory changes related to Intercarrier Compensation reform and are expected to continue to increase, as allowed by the FCC to partially offset regulatory mandated declines in switched access rates. We had approximately 2,740,300 and 2,822,100 total residential customers as of September 30, 2014 and 2013, respectively. We lost approximately 21,800 and 20,700 residential customers, net, during the quarters ended September 30, 2014 and 2013, respectively, and lost approximately 63,200 and 64,900 residential customers, net, during the nine months ended September 30, 2014 and 2013, respectively, principally driven by declines in voice customers. Our residential customer monthly churn was 1.86% and 1.81% for the quarters ended September 30, 2014 and 2013, respectively. Average monthly residential revenue per customer (residential ARPC) increased $0.84, or 1%, to $60.34 and $0.54, or 1%, to $59.68,  during the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013.  The overall increase in residential ARPC is due to a higher percentage of the Company’s residential customers that take broadband services, Frontier Secure products, broadband customer migration to higher speeds and certain pricing actions. The Company expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Total business revenue for the three and nine months ended September 30, 2014 declined $25.8 million, or 5%, and $79.9 million, or 5%,  respectively, as compared to the three and nine months ended September 30, 2013,  principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 260,800 and 274,700 total business customers as of September 30, 2014 and 2013, respectively. We lost approximately 3,400 and 3,500 business customers, net, during the quarters ended September 30, 2014 and 2013, respectively, and lost approximately 10,000 and 11,500 business customers, net, during the nine months ended September 30, 2014 and 2013, respectively. Average monthly business revenue per customer (business ARPC) increased $1.96 to $658.56 and $1.92 to $652.75 during the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.  The overall increase in business ARPC during the three and nine months ended September 30, 2014 as compared to 2013 is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in voice services revenues and wireless

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

backhaul revenues from business customers to continue in 2014 as compared to 2013, mitigated, in part, by increases in data services revenues.

During the three and nine months ended September 30, 2014, the Company added approximately 21,900 and 86,700 net broadband subscribers, respectively.  During the three and nine months ended September 30, 2013, the Company added approximately 26,800 and 84,500 net broadband subscribers, respectively.  As of September 30, 2014, approximately 70% of our residential broadband customers subscribed to a bundle of services. As of September 30, 2014, we were able to offer broadband to approximately 6.5 million households, or 91% of the 7.2 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share.  We expect to continue to increase broadband subscribers during the remainder of 2014.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER FINANCIAL AND OPERATING DATA

	As of September 30, 2014	As of December 31, 2013	% Increase (Decrease)	As of September 30, 2013	% Increase (Decrease)
Customers	3,001,101	3,074,280	(2)%	3,096,794	(3)%
Broadband subscribers	1,953,376	1,866,670	5%	1,838,915	6%
Video subscribers	395,899	385,353	3%	377,915	5%

	For the three months ended September 30,		$ Increase	% Increase	For the nine months ended September 30,		$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)	2014	2013	(Decrease)	(Decrease)
Revenue (in 000's):
Residential	$498,009	$505,624	$(7,615)	(2)%	$1,491,013	$1,525,330	$(34,317)	(2)%
Business	518,618	544,439	(25,821)	(5)%	1,559,853	1,639,721	(79,868)	(5)%
Customer revenue	1,016,627	1,050,063	(33,436)	(3)%	3,050,866	3,165,051	(114,185)	(4)%
Switched access and subsidy	124,247	135,215	(10,968)	(8)%	391,319	416,156	(24,837)	(6)%
Total revenue	$1,140,874	$1,185,278	$(44,404)	(4)%	$3,442,185	$3,581,207	$(139,022)	(4)%

Switched access minutes of use	3,637	4,091		(11)%	11,340	12,490		(9)%
(in millions)

	As of or for the three months ended September 30,		% Increase		As of or for the nine months ended September 30,		% Increase
	2014	2013	(Decrease)		2014	2013	(Decrease)

Residential Customer Metrics:
Customers	2,740,278	2,822,141	(3)%		2,740,278	2,822,141	(3)%
Revenue (in 000's)	$498,009	$505,624	(2)%		$1,491,013	$1,525,330	(2)%
Average monthly residential
revenue per customer (1)	$60.34	$59.50	1%		$59.68	$59.14	1%
Customer monthly churn	1.86%	1.81%	3%		1.76%	1.70%	4%

Business Customer Metrics:
Customers	260,823	274,653	(5)%		260,823	274,653	(5)%
Revenue (in 000's)	$518,618	$544,439	(5)%		$1,559,853	$1,639,721	(5)%
Average monthly business
revenue per customer	$658.56	$656.60	0%		$652.75	$650.83	0%

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Voice services	$471,786	$510,080	$(38,294)	(8)%
Data and Internet services	468,796	471,211	(2,415)	(1)%
Other	76,045	68,772	7,273	11%
Customer revenue	1,016,627	1,050,063	(33,436)	(3)%
Switched access and subsidy	124,247	135,215	(10,968)	(8)%
Total revenue	$1,140,874	$1,185,278	$(44,404)	(4)%

	For the nine months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Voice services	$1,425,675	$1,549,824	$(124,149)	(8)%
Data and Internet services	1,393,022	1,393,475	(453)	(0)%
Other	232,169	221,752	10,417	5%
Customer revenue	3,050,866	3,165,051	(114,185)	(4)%
Switched access and subsidy	391,319	416,156	(24,837)	(6)%
Total revenue	$3,442,185	$3,581,207	$(139,022)	(4)%

Voice Services

Voice services revenue for the three and nine months ended September 30, 2014 decreased $38.3 million, or 8%, to $471.8 million, and $124.1 million, or 8%, to $1,425.7 million, respectively, as compared with the three and nine months ended September 30, 2013, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in long distance services revenue and individual features packages, partially offset by increased  local voice charges to residential and business end users.   Local and enhanced services revenue for the three and nine months ended September 30, 2014 decreased  $34.4 million, or 8%, to $384.6 million,  and $109.1 million, or 9%, to $1,164.5 million, respectively, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users. Long distance services revenue for the three and nine months ended September 30, 2014 decreased  $3.9 million, or 4%, to $87.2 million, and $15.1 million, or 5%, to $261.2 million, respectively, primarily due to lower minutes of use driven by fewer customers,  partially offset by increased cost recovery surcharge rates.

Data and Internet Services

Data and Internet services revenue for the three and nine months ended September 30, 2014 decreased  $2.4 million, or 1%, to $468.8 million,  and $0.5 million to $1,393.0 million, respectively, as compared with the three and nine months ended September 30, 2013, primarily due to the decline in wireless backhaul revenue, mostly offset by an increase in residential and business data services revenue.  Data services revenue increased  $23.5 million, or 10%, to $260.6 million, and $62.2 million, or 9%, to $752.0 million, respectively, for the three and nine months ended September 30, 2014, as compared with the same periods of 2013, primarily due to increases in the number of broadband subscribers and sales of Frontier Secure products. As of September 30, 2014, the number of the Company’s broadband subscribers increased by approximately 114,500, or 6%, since September 30, 2013.  Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits.  Nonswitched access revenue decreased  $26.0 million, or 11%, to $208.2 million,  and $62.7 million, or 9%, to $641.0 million, respectively, for the three and nine months ended September 30, 2014, as compared with the same periods of 2013, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul revenue and other carrier service revenues. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to experience declines in wireless backhaul revenue

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

throughout the remainder of 2014, as compared to the same periods of the prior year, as our carrier partners migrate to Ethernet solutions at a lower price point.

Other

Other revenue for the three and nine months ended September 30, 2014 increased  $7.3 million, or 11%, to $76.0 million, and $10.4 million, or 5%, to $232.2 million, respectively, as compared with the three and nine months ended September 30, 2013,  primarily due to lower bad debt expenses that are charged against revenue and increased cost recovery surcharge rates, partially offset by lower directory services revenue. For the nine month period, we also experienced lower wireless revenue associated with the sale of our interest in the Mohave partnership on April 1, 2013.

Switched Access and Subsidy

Switched access and subsidy revenue for the three and nine months ended September 30, 2014 decreased $11.0 million, or 8%, to $124.2 million, and $24.8 million, or 6%, to $391.3 million, respectively, as compared with the three and nine months ended September 30, 2013. Switched access revenue decreased  $8.1 million, or 15%, to $47.8 million, and $26.1 million, or 15%, to $153.9 million, respectively, for the first three and nine months of 2014, as compared with the same periods of 2013, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.  Switched access and subsidy revenue includes subsidy payments we receive from federal and state agencies, including surcharges billed to customers that are remitted to universal service administrators.  Subsidy revenue decreased $2.8 million, or 4%, to $76.5 million and increased $1.3 million, or 1%, to $237.4 million, respectively, for the three and nine months ended September 30, 2014, as compared with the same periods of 2013.  The decrease in the third quarter of 2014 as compared to the second quarter of 2014 and the third quarter of 2013 was due to the anticipated decline in subsidy recovery in excess of allowable subscriber access recovery charges.

Federal and state subsidies and surcharges (which are billed to customers and remitted to universal service administrators) for the Company were $123.0 million, $24.2 million and $90.3 million, respectively, and $237.4 million in total, or 7% of our revenues, for the nine months ended September 30, 2014.  The federal and state subsidy revenue for the nine months ended September 30, 2014 represents 4% of our consolidated revenues. Total federal and state subsidies and surcharges were $236.2 million, or 7% of our revenues, for the nine months ended September 30, 2013.

On November 18, 2011, the FCC adopted the 2011 Order to reform the USF and Intercarrier Compensation. The 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013, we received $71.9 million in the first round of CAF Phase I funds. The $71.9 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction.  We are required to spend the first round of the CAF Phase I funds to enable these 92,877 households no later than July 24, 2015.  We initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. We spent $19.3 million of the first round of CAF Phase I funds on network expansion during the first nine months of 2014 and $56.9 million of these CAF Phase I funds to date through September 30, 2014,  enabling 77,600 unserved households.

On May 21, 2013, the FCC released the 2013 Order authorizing a second round of CAF Phase I.  As part of this May 2013 Report and Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload.  In 2013, Frontier applied for funds from the second round of CAF Phase I and in December 2013 the FCC awarded $57.6 million to us to serve 94,899 locations in our high-cost, unserved and underserved areas across multiple states.  The FCC also announced on January 10, 2014, that Frontier was eligible for an additional $3.7 million in funding to serve 6,815 locations.  We received these funds in February 2014. We are required to spend the second round of the CAF Phase I funds to enable these 101,714 households no later than March 14, 2017. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $21.6 million of the second round of CAF Phase I funds on network expansion during the first nine months of 2014,  enabling 61,600 unserved and underserved households.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In the aggregate, we spent $40.9 million of the CAF Phase I funds received on network expansion and upgrades during the first nine months of 2014 and $78.5 million of all CAF Phase I funds received through September 30, 2014,  enabling 139,200 households in total.

The FCC continues to finalize its CAF Phase II program, which is intended to provide long-term support for broadband in high-cost areas that were unserved by a competitor.  The 2011 Order established that price cap carriers would have the right of first refusal to accept support across the high-cost footprint of their state in exchange for committing to provide broadband and voice services to those areas for five years.  On June 10, 2014, the FCC released an Order and Notice of Proposed Rulemaking seeking comment on potential changes to the CAF Phase II structure.  The Notice seeks comment on whether the FCC should raise the broadband speed obligation for CAF Phase II from 4 Mbps download to 10 Mbps download.  Recognizing that such a change in speed may also be more costly, the FCC seeks comments on whether it should lengthen the term of CAF Phase II support available to price cap carriers and also whether it should relax price cap carriers’ obligation to deploy to 100% of the supported locations in exchange for a commensurate reduction in funding.  These changes to the CAF Phase II program have not been finalized.

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

Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic would not be implemented until July 2014. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order.  The net impact of the 2011 Order during the period from July 2012 through September 2014 was insignificant. The net effect of this change to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Network access expenses	$107,866	$103,955	$3,911	4%

	For the nine months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Network access expenses	$321,182	$320,467	$715	0%

Network access expenses for the three and nine months ended September 30, 2014 increased $3.9 million, or 4%, to $107.9 million, and $0.7 million to $321.2 million, respectively, as compared with the three and nine months ended September 30, 2013, primarily due to higher joint pole rates and an increase in network access expenses related to higher broadband

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

subscriber counts, partially offset by decreased promotional costs and lower reciprocal compensation costs that are recorded in network access expenses.

OTHER OPERATING EXPENSES

($ in thousands)	For the three months ended September 30,
				$ Increase	% Increase
	2014	2013		(Decrease)	(Decrease)

Wage and benefit expenses	$267,626	$293,018	(1)	$(25,392)	(9)%
All other operating expenses	265,843	256,123		9,720	4%
	$533,469	$549,141		$(15,672)	(3)%

	For the nine months ended September 30,
				$ Increase	% Increase
	2014	2013		(Decrease)	(Decrease)

Wage and benefit expenses	$802,233	$871,909	(1)	$(69,676)	(8)%
All other operating expenses	783,547	752,746		30,801	4%
	$1,585,780	$1,624,655		$(38,875)	(2)%

(1) Excludes $40.3 million related to the impact of pension settlement costs, as discussed below.

Wage and benefit expenses

Wage and benefit expenses for the three and nine months ended September 30, 2014 decreased  $25.4 million, or 9%, to $267.6 million, and $69.7 million, or 8%, to $802.2 million, respectively, as compared to the three and nine months ended September 30, 2013, primarily due to lower costs for compensation resulting from lower average employee headcount combined with lower costs for certain other benefits, including pension and OPEB expense, as discussed below. Wage and benefit expenses included $1.6 million and $9.4 million of severance costs for the nine month periods in 2014 and 2013, respectively.

Pension and OPEB costs for the Company are included in our wage and benefit expenses. Pension and OPEB costs, excluding the impact of pension settlement costs, for the three months ended September 30, 2014 and 2013 were approximately $13.3 million and $20.6 million, respectively. Pension and OPEB costs include pension and OPEB expense of $16.8 million and $25.6 million, less amounts capitalized into the cost of capital expenditures of $3.5 million and $5.0 million, respectively.

Pension and OPEB costs, excluding the impact of pension settlement costs, for the nine months ended September 30, 2014 and 2013 were approximately $42.0 million and $61.6 million, respectively. Pension and OPEB costs include pension and OPEB expense of $53.3 million and $76.6 million, less amounts capitalized into the cost of capital expenditures of $11.3 million and $15.0 million, respectively.

Based on current assumptions and plan asset values, we estimate that our 2014 pension and OPEB expenses will be approximately $65 million to $75 million, excluding amounts related to the recently acquired Connecticut operations and amounts capitalized into the cost of capital expenditures, as compared to  $97.1 million in 2013, excluding the impact of pension settlement costs and amounts capitalized into the cost of capital expenditures.

All other operating expenses

All other operating expenses for the three and nine months ended September 30,  2014 increased  $9.7 million, or 4%, to $265.8 million, and $30.8 million, or 4%, to $783.5 million, respectively, as compared with the three and nine months ended September 30, 2013,  primarily due to an increase in certain litigation reserves in the first quarter of 2014,  increased fleet and facilities costs and gross receipts state tax expenses, partially offset by lower outside services and network provisioning costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in thousands)	For the three months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Depreciation expense	$195,044	$208,719	$(13,675)	(7)%
Amortization expense	65,853	76,982	(11,129)	(14)%
	$260,897	$285,701	$(24,804)	(9)%

	For the nine months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Depreciation expense	$598,132	$636,201	$(38,069)	(6)%
Amortization expense	217,635	251,024	(33,389)	(13)%
	$815,767	$887,225	$(71,458)	(8)%

Depreciation and amortization expense for the three and nine months ended September 30, 2014 decreased  $24.8 million, or 9%, to $260.9 million, and $71.5 million, or 8%, to $815.8 million, respectively, as compared to the three and nine months ended September 30, 2013. Amortization expense decreased  $33.4 million in 2014 due to the accelerated method of amortization related to the customer base. Depreciation expense decreased  $38.1 million in 2014, primarily due to changes in the remaining useful lives of certain plant assets and a lower net asset base.

We annually commission an independent study to update the estimated remaining useful lives of our plant assets.  The latest study was completed in the fourth quarter of 2013, and after review and analysis of the results, we adopted new lives for certain plant assets as of October 1, 2013. This change had an insignificant impact on depreciation expense for the first nine months of 2014. Our “composite depreciation rate” for plant assets was 6.24% as a result of the study. We anticipate depreciation expense of approximately $790 million to $810 million in 2014, excluding amounts related to the recently acquired Connecticut operations.

Amortization expense includes the apportionment of the cost of the intangible assets (primarily customer base) that were acquired in the 2010 Transaction amortized on an accelerated method. We anticipate amortization expense of approximately $285 million in 2014, excluding amounts related to the recently acquired Connecticut operations.

PENSION SETTLEMENT COSTS

	For the three and nine months ended September 30,
($ in thousands)
	2014	2013

Pension settlement costs	$-	$40,309

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During the nine months ended September 30, 2013, lump sum pension settlement payments to terminated or retired individuals exceeded the settlement threshold and as a result, the Company was required to recognize a non-cash settlement charge of $40.3 million during the third quarter of 2013. The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ACQUISITION AND INTEGRATION COSTS

	For the three months ended September 30,
($ in thousands)
	2014	2013

Acquisition and integration costs	$41,611	$-

	For the nine months ended September 30,

	2014	2013

Acquisition and integration costs	$72,058	$-

During the fourth quarter of 2013, the Company began to incur acquisition and integration costs in connection with the AT&T Transaction that closed on October 24, 2014.  Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred in connection with the AT&T Transaction to integrate the network and information technology platforms and to enable other integration initiatives. The Company incurred $72.1 million of operating expenses, consisting of $2.9 million and $69.2 million of acquisition and integration costs, respectively, related to the AT&T Transaction during the nine months ended September 30, 2014. We also incurred $82.3 million in capital expenditures related to integration activities during the nine months ended September 30, 2014.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INVESTMENT AND OTHER INCOME, NET / LOSSES ON EARLY EXTINGUISHMENT OF DEBT /

INTEREST EXPENSE / INCOME TAX EXPENSE

	For the three months ended September 30,
($ in thousands)			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Investment and other income, net	$25,106	$1,524	$23,582	NM %
Interest expense	$170,371	$163,835	$6,536	4%
Income tax expense	$9,773	$8,461	$1,312	16%

	For the nine months ended September 30,
			$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Investment and other income, net	$26,484	$9,134	$17,350	190%
Losses on early extinguishment of debt	$-	$159,780	$(159,780)	(100)%
Interest expense	$508,939	$501,802	$7,137	1%
Income tax expense	$45,996	$22,981	$23,015	100%

Investment and other income, net

Investment and other income, net for the three and nine months ended September 30, 2014 increased  $23.6 million and $17.4 million,  as compared with the three and nine months ended September 30, 2013,  respectively, primarily due to a $25.0 million gain recognized in 2014 associated with the sale of our interest in Fairmount Cellular LLC.  This increase was partially offset by a decrease in the settlement of customer advances of $3.1 million, proceeds of $2.3 million in the settlement of a split-dollar life insurance policy for a former senior executive during the second quarter of 2013 and investment gains associated with cash received in connection with our investment in Adelphia of $1.4 million during the first nine months of 2013.

Our average cash balances were $861.1 million and $853.0 million for the nine months ended September 30, 2014 and 2013, respectively. Our average total restricted cash balances were $388.3 million and $31.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Losses on Early Extinguishment of Debt

During the second quarter of 2013, we recognized a loss of $159.8 million on the early extinguishment of debt in connection with various debt tender offers, privately negotiated transactions and open market repurchases that resulted in the retirement of $1,002.4 million of the Company’s senior notes.

Interest expense

Interest expense for the three and nine months ended September 30, 2014 increased  $6.5 million, or 4%, to $170.4 million, and $7.1 million, or 1%, to $508.9 million, respectively, as compared with the three and nine months ended September 30, 2013, primarily due to the commitment fees of $22.5 million on the Bridge Loan Facility during the first nine months of 2014 and additional interest on the $1.55 billion debt financing in September 2014 related to the AT&T Transaction,  partially offset by the lower average debt levels resulting from the debt refinancing activities and debt retirements of $813.0 million during 2013. Our average debt outstanding was $8,294.3 million and $8,149.1 million for the third quarter of 2014 and 2013, respectively, and $8,172.4 million and $8,335.1 million for the nine months ended September 30, 2014 and 2013, respectively.  Our composite average borrowing rate as of September 30, 2014 and 2013 was 7.76% and 7.96%, respectively.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2014 increased  $1.3 million to $9.8 million, and $23.0 million to $46.0 million, respectively,  as compared with the three and nine months ended September 30, 2013, primarily due to higher pretax income in 2014, resulting from the $159.8 million in losses recognized in 2013 on the early extinguishment of debt and the $40.3 million in non-cash pension settlement costs recognized during the third quarter of 2013. The effective tax rate for the first nine months of 2014 and 2013 was 27.9% and 32.5%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income taxes for the nine months ended September 30, 2014 include the impact of a $4.0 million benefit from federal research and development credits, an $8.8 million benefit from the domestic production activities deduction and a $2.9 million benefit arising from state tax law changes, partially offset by a net increase in reserves for uncertain tax positions of $0.9 million.

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

As of September 30, 2014, there were no uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate.

We paid $36.1 million and $82.7 million in net cash taxes during the nine months ended September 30, 2014 and 2013, respectively. Our 2013 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the American Taxpayer Relief Act of 2012.

Net income attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for the third quarter of 2014 was $42.0 million,  or $0.04 per share, as compared to $35.4 million, or $0.04 per share, in the third quarter of 2013, and net income of $118.9 million, or $0.12 per share, as compared to $45.1 million, or $0.04 per share, for the nine months ended September 30, 2013.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, and floating rate indebtedness. As of September 30,  2014, 96%  of our long-term debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2014.    Upon consummation of the AT&T Transaction, and in conjunction with the drawdown of $350.0 million from the 2014 CoBank Credit Agreement, as defined herein, 92% of our long-term debt had fixed interest rates.  The Company believes that its exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives,  only $416.9 million of our outstanding borrowings at September 30, 2014 have floating interest rates. In addition, our undrawn  $750.0 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our long-term debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2014, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2014, the fair value of our long-term debt was estimated to be approximately $9.6 billion, based on our overall weighted average borrowing rate of 7.76% and our overall weighted average maturity of approximately nine years. As of September 30,  2014,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2013.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2014 is limited to our pension plan assets.  We have no other security investments of any significant amount.

The Company’s pension plan assets have increased from $1,216.5 million at December 31, 2013 to $1,288.1 million at September 30, 2014,  an increase of $71.6 million, or 6%. This increase is a result of positive investment returns of $91.7 million and cash contributions of $70.5 million, offset by benefit payments of $90.6 million.  An additional cash contribution of $12.7 million was made on October 15, 2014, for a total contribution of $83.2 million in 2014. Our 2014 total contributions include the impact of the extension of funding relief included in the Highway and Transportation Funding Act of 2014. The Company estimates that there are no further contributions required in 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2014,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at September 30, 2014.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Other than as set forth below, there have been no other material changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2014 to July 31, 2014
Employee Transactions (1)	27,859	$5.83

August 1, 2014 to August 31, 2014
Employee Transactions (1)	1,002	$6.55

September 1, 2014 to September 30, 2014
Employee Transactions (1)	361	$6.61

Totals July 1, 2014 to September 30, 2014
Employee Transactions (1)	29,222	$5.86

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

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and
Controller

Date: November 5, 2014