Form 10-K
period 2014-12-31
FRONTIER COMMUNICATIONS CORP
filed 2015-02-25
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

    Large Accelerated Filer  ☒       Accelerated Filer  ☐        Non-Accelerated Filer  ☐       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014 was $5,808,440,000 based on the closing price of $5.84 per share on such date.

The number of shares outstanding of the registrant's common stock as of February 13, 2015 was 1,002,469,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is the largest communications company providing services mainly to rural areas and small and medium-sized towns and cities in the United States. Frontier and its subsidiaries are referred to as the “Company,” “we,” “us” or “our” throughout this report. Frontier was incorporated in the state of Delaware in 1935, originally under the name of Citizens Utilities Company, and was known as Citizens Communications Company from 2000 until July 31, 2008.

Our mission is to be the leader in providing communications services to residential and business customers in our markets. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction. We offer a variety of voice, data, and video services and products on a standalone basis and as bundled or packaged solutions. We believe that our local engagement structure, 100% U.S.–based workforce and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

Effective October 24, 2014, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition, as described below. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the Connecticut operations from the date of acquisition on October 24, 2014.

Highlights for 2014

In 2014, we continued to improve our customer metrics and revenue trends while strengthening our financial profile as follows:

•	The Connecticut Acquisition

On October 24, 2014, the Company acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2 billion in cash, excluding adjustments for working capital. Following the Connecticut Acquisition, Frontier now owns and operates the wireline broadband, voice and video business and statewide fiber network that provides services to residential, commercial and wholesale customers in Connecticut, making Connecticut our largest market. We also acquired AT&T’s U-verse® video and DISH satellite TV customers in Connecticut.

In September 2014, the Company completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. The Company used the net proceeds from the offering of these notes, together with borrowings of $350 million under a term loan agreement and cash on hand, to finance the Connecticut Acquisition.

•	Broadband Net Additions

During 2014, we added approximately 507,200 net broadband subscribers (an increase of approximately 27%),  bringing our total number of broadband subscribers to 2,373,900 as of December 31, 2014.  Excluding 398,600 broadband subscribers attributable to the Connecticut Acquisition,  we have added approximately 108,700 net broadband subscribers during 2014 and 220,900 net broadband subscribers since 2012.  The net increase in broadband subscribers contributed to our improved revenue performance.

•	Investment In Our Robust Network

We continued to invest in network speed and capacity to support our goal of attracting additional customers and increasing broadband penetration. In 2014,  our broadband availability increased by over 1.4 million new households, which includes 1.3 million new households attributable to the Connecticut Acquisition, and we are now able to offer broadband to over 7.8 million households as of December 31, 2014. Since 2012, Frontier received a total of $72 million from the first round of the Federal Communications Commission’s (FCC) Connect America Fund (CAF) Phase I and $61 million related to the second round of CAF Phase I to support broadband deployment in unserved and underserved high-cost areas. We spent  $56 million of these funds on network expansion in 2014 and $94  million to date, enabling broadband for 164,000 unserved and underserved households.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	Revenue Trajectory and Customer Metrics

Total residential revenue for 2014 increased 3% as compared to 2013. Total residential revenue for 2014 included  $116 million of revenues attributable to the Connecticut Acquisition for the period from October 24, 2014 through December 31, 2014.  Excluding the Connecticut operations, total residential revenue declined 3%  as compared with 2013. Our average monthly residential revenue per customer during 2014 improved by 3%  as compared to the prior year.

Total business revenue for 2014 decreased 1%  as compared to 2013. Total business revenue for 2014 included  $90 million of revenues attributable to the Connecticut Acquisition for the period from October 24, 2014 through December 31, 2014.  Excluding the Connecticut operations, total business revenue declined 5% as compared with 2013. Our average monthly business revenue per customer during 2014 improved by 1%  as compared to the prior year.

Our residential customer losses, excluding the Connecticut operations, improved slightly in 2014.  We believe that this improvement in customer retention is principally due to investments in our network, our local engagement strategy, improved customer service and simplified products and pricing. In addition to our increase in broadband subscribers, we added approximately 201,300 net video subscribers during 2014,  substantially all of which were attributable to the Connecticut Acquisition. See “Customer Metrics” for additional information.

•	Financial Profile

During 2014, we generated total revenue of $4,772 million, including customer revenue of $4,253 million and regulatory revenue of $520 million, and net cash provided by operating activities of $1,270  million. We have a well-balanced debt maturity schedule and we had available liquidity of over $1.4 billion as of December 31, 2014, comprised of cash and available credit on our $750 million revolving credit facility.

Our operating results, prudent capital investments, and expense management provided a strong cash flow base and a solid financial platform for investing in our business, servicing our debt and maintaining our dividend payout in 2014.

•	Local Engagement

On September 10, 2014, we, along with our strategic partners DISH Network and CoBank,  launched America's Best Communities (ABC), a $10 million prize competition to stimulate growth and revitalization in small cities and towns across our footprint. The ABC contest was designed to help address the need for growth by identifying and investing in innovative ideas that small cities and towns can use to build and sustain their local economies. The winning ideas, which will be announced in 2017, will then be available as a roadmap for growth for all rural communities across the U.S. In creating this contest, we emphasize our commitment to supporting sustained economic success in small communities in the United States.

The Verizon Transaction

On February 5, 2015, the Company entered into an agreement with Verizon Communications Inc. (Verizon) to acquire Verizon’s wireline operations that provide services to residential, commercial and wholesale customers in California, Florida and Texas for a purchase price of $10.54 billion in cash (the Verizon Transaction).  As of the date of the announcement, these Verizon properties included 3.7 million voice connections, 2.2 million broadband connections, and 1.2 million FiOS® video connections.  The network being acquired is the product of substantial capital investments made by Verizon and is 54% FiOS® enabled.  Subject to regulatory approval, the transaction is expected to close in the first half of 2016.

Communications Services

As of December 31, 2014, we are the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.5 million customers, 2.4 million broadband subscribers and 17,400 employees.  Following consummation of the Connecticut Acquisition, we  now operate as an ILEC in 28 states.

We conduct business with both residential and business customers, and we provide the “last mile” of communications services to customers in these markets. During 2014, our customer revenue was $4,253 million, including residential revenue of $2,092 million and business revenue of $2,161 million.  At December 31, 2014, we had 2,373,900 broadband subscribers and 586,600 video subscribers.  Our services and products include:

•	data and Internet services
-	wireline broadband services

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

-	data transmission services (e.g., DS1, DS3, OCNX, Ethernet, dedicated Internet Protocol)
-	wireless broadband services
-	computer security and premium technical support (i.e., Frontier Secure)
-	residential and commercial Voice over Internet Protocol (VoIP) service

•	voice services

•	access services

•	other services
-	FiOS® video services
-	Frontier TV powered by U-verse®
-	satellite video services
-	customer premise equipment
-	directories

Company Strategies

The key elements of our strategy are as follows:

Lead with Broadband.    We focus on broadband as the core growth component of our service offering, either bundled with our voice and/or video services, or on a standalone basis. During 2014, we added approximately 507,200 net broadband subscribers, which include 398,600 broadband subscribers attributable to the Connecticut Acquisition, bringing our total number of broadband subscribers to 2,373,900 as of December 31, 2014. The increase in broadband subscribers contributed to our improved revenue performance.

We continue to expand and improve broadband availability and speed in our markets and view this investment as an opportunity to attract and retain a greater number of customers and increase average revenue per residential and business customer.  These capital expenditures include enhancing the existing outside plant by expanding fiber-based infrastructure throughout our network, upgrading network hardware and expanding transport capacity of our middle-mile and data backbone.

As of December 31, 2014,  approximately 92% of the households throughout our territories had access to our wireline broadband products.  See “Network Architecture and Technology” for a table that summarizes our broadband availability to the households throughout the Company’s territories.  In addition, we have committed to federal and state regulatory authorities to expand broadband availability in certain areas and for expansion of broadband in unserved and underserved areas.  See “Regulatory Environment - Regulation of our business.”

Drive Revenue Performance.  We tailor our services to the needs of our residential and business customers in the markets we serve and continually evaluate the introduction of new and complimentary products and services.  We are increasing broadband market share through innovative and simplified product packages and promotions, and we expect to improve subscription rates for broadband services.  We provide FiOS® video services in parts of three states, Frontier TV powered by U-verse® video services in Connecticut and direct broadcast satellite services from DISH in all of our markets.  We have implemented several growth initiatives, including new products and services, such as wireless broadband, satellite broadband,  satellite video and “Frontier Secure” computer security and premium technical support. We will continue to focus on growing those products and services, and review opportunities to offer new ones. Our marketing strategy includes the sale of voice, data and video services as standalone offerings and bundled packages and the selective use of promotions and incentives to drive market share through a variety of channels.  We believe these marketing strategies yield increased revenue per customer, strong customer relationships and improved customer retention.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Invest in Our Network.    In 2014, Frontier continued to expand the capacity and capability of its network. Frontier is in year two of a three-year program to deploy next generation Broadband Remote Access Servers throughout our network to facilitate the expansion of broadband and increase broadband speeds. Frontier continued to expand and upgrade its premium Ethernet service offerings across its network and also achieved Metro Ethernet Forum 2.0 certification. Driven by the Connecticut Acquisition, Frontier upgraded its VoIP platform with next generation Call Control and VoIP Application Feature servers, which Frontier intends to leverage across the entire footprint and also provide the capability to reach customers outside its existing markets.

Improve Productivity and Operational Efficiency.  We continue to engage in productivity initiatives in order to maintain and improve our profit margins.  We focus on simplifying our processes, eliminating redundancies and further reducing our cost structure while improving our customer service capabilities.

Based on current estimates and assumptions, we expect to achieve synergies with respect to the operations acquired in the Connecticut Acquisition, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems, (2) by internalizing certain functions formerly provided by third-party service providers and (3) operating the business more efficiently.  We estimate that our annualized synergies resulting from our operation of the Connecticut operations versus its historical results will reach approximately $200 million by the end of 2017 as we implement our targeted list of initiatives.  As of December 31, 2014, we estimated that approximately $165 million of expected annualized synergies had been realized.

These future synergies are based on our current estimates and assumptions that, although we consider them reasonable, are inherently uncertain.  Significant business, economic, competitive and regulatory uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control, may affect these expected synergies.

Evaluate Strategic Initiatives.  We selectively evaluate and may pursue strategic acquisitions that would enhance shareholder value.  On October 24, 2014, the Company acquired the wireline properties of AT&T in Connecticut. On February 5, 2015, the Company entered into an agreement with Verizon to acquire Verizon’s wireline operations in California, Florida and Texas.  We consider transactions that we believe present opportunities consistent with our overall business strategy, that complement or expand our product offerings or extend our geographic scope or customer base. We will continue to adhere to our selective criteria in any acquisition analysis.

Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of our markets. Our product portfolio includes voice services, Internet access, broadband-enabled services and video services. We offer these services both on a standalone basis and as bundled packages that are purposely designed to simplify customer purchasing decisions and to provide the customer with premium value.  Periodically, we offer selective incentives and promotions to influence customers to purchase or retain certain services.  We are staffed locally with skilled technicians and supervisors, which enables us to provide an array of communications services to meet our customers’ needs.  Our call center operations and field technicians are staffed with 100% U.S.-based employees.

Revenue Generation

We generate revenue primarily by providing: (1) data and Internet services and wireless data services; (2) basic local and long distance voice wireline services to residential and business customers in our service areas; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; (4) sales of our own and third party video services; and (5) sales of customer premise equipment.

Data and Internet services. We offer a wide range of broadband services to our residential, commercial and carrier customers. Residential services include fiber-to-the-home and fiber-to-the-node broadband, video and VoIP products, as well as traditional copper-based broadband products. Commercial services include Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS), Time Division Multiplexing (TDM) data transport services and optical transport services. These services are all supported by a 24/7 help desk and an advanced network operations center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed in advance.

We also offer our Frontier Secure suite of products aimed at managing the digital experience for our customers and designed to provide value and simplicity to meet customers’ ever-changing needs.  Frontier Secure offers products and services to protect key aspects of digital life, including computer security, cloud backup and sharing, identity protection, equipment insurance and 24/7 premium U.S.-based technical support. These products and services are sold nationwide directly to consumers and small

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

businesses, and wholesale through strategic partnerships under either a private brand or the Frontier Secure brand. We also provide premium technical support and customer service to other companies on a contract basis.

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

Voice services.  We provide basic wireline services to residential and business customers in our service areas.  We also provide data based VoIP services and enhanced services to our customers by offering a number of unified messaging services, including call forwarding, conference calling, caller identification, voicemail and call waiting, all of which are capable of being managed via an Internet Portal. All of these local services are billed monthly in advance. Long distance network service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed either as unlimited/fixed number of minutes in advance or on a per minute-of-use basis.

We also offer packages of communications services.  These packages permit customers to bundle their voice service with their choice of video and Internet services, and other product offerings.

Access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. On November 18, 2011, the FCC released the USF/ICC Report & Order (the 2011 Order) that, beginning in July 2012, requested that we transition to terminating switched access rates over time to near zero by July 2017. The 2011 Order enables companies to recover part of the decline through increases in subscriber line fees charged to some residential and business wireline voice customers.  While the FCC has asserted jurisdiction over these terminating access rates, during the transition the charges will continue to be based on tariffs filed with both the FCC and state regulatory agencies. Monthly recurring access service fees are billed in advance.  We also receive subsidies from state and federal authorities based on the higher cost of providing wireline service to certain rural areas that are included in our access services revenue. Beginning in July 2012, the Company began receiving federal subsidies for the deployment of broadband in unserved and high-cost areas.

Video services.    We offer FiOS® video services on a limited basis in the states of Indiana, Oregon and Washington pursuant to franchises, permits and similar authorizations issued by local franchising authorities. In connection with the Connecticut Acquisition, we offer Frontier TV powered by U-verse® to our customers in Connecticut. We continue to offer satellite TV video service to our customers under an agency relationship with DISH in all of our markets.  We receive from DISH, and recognize as revenue, activation fees, other residual fees and nominal management, billing and collection fees.

Customer Premise Equipment.  We offer our small, medium and enterprise business customers a wide range of third-party communications equipment tailored to their specific business needs by partnering with Mitel, Cisco, Avaya and other equipment manufacturers.  Equipment sales are most often sold in conjunction with a variety of voice, data and Internet services; however, equipment may also be sold on a standalone basis.  We recognize revenue for these equipment sales in accordance with the contracts, and separately from any related maintenance agreements, generally at time of installation and acceptance by our customers.

Customer Metrics

Our Company, like others in the industry, utilizes reporting metrics focused on units. Consistent with our strategy to focus on the customer, we also utilize residential and business customer metrics that, when combined with unit counts, provide additional insight into the results of our strategic initiatives described above.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the year ended December 31,
	2014	2013	2012

Residential Customer Metrics:
Customers	3,214,836	2,803,481	2,887,063
Revenue (in 000's)	$2,092,251	$2,026,910	$2,128,859
Average monthly residential revenue per customer (1)	$61.11	$59.23	$58.33
Customer monthly churn	1.73%	1.69%	1.62%

Business Customer Metrics:
Customers	304,736	270,799	286,106
Revenue (in 000's)	$2,160,413	$2,183,025	$2,276,119
Average monthly business revenue per customer	$661.15	$654.04	$639.13

Total customers	3,519,572	3,074,280	3,173,169
Broadband subscribers	2,373,893	1,866,670	1,754,422
Video subscribers	586,616	385,353	346,627

(1)  Calculation excludes the operations of Mohave Cellular Limited Partnership, which was sold as of April 1, 2013.

During 2014, we gained 445,300 customers, net, as compared to a loss of 98,900 customers, net, in 2013 and a loss of 240,500 customers, net, in 2012. Excluding 526,900 customers attributable to the Connecticut Acquisition,  we lost 81,600 customers, net, in 2014. We believe the improved customer retention in 2014 as compared to prior years is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and pricing.

Total residential revenue for 2014 increased  $65 million, or 3%, as compared to 2013. Total residential revenue for 2014 included  $116 million attributable to the Connecticut operations. Total residential revenue excluding the Connecticut operations declined $51 million, or 3%, as compared with 2013, primarily as a result of decreases in voice services revenue and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue. We had approximately 3,214,800, 2,803,500 and 2,887,100 total residential customers as of December 31, 2014, 2013 and 2012, respectively.  Excluding 478,100 additional residential customers attributable to the Connecticut Acquisition in 2014, we lost approximately 66,800, 83,600 and 216,700 residential customers, net, during 2014, 2013 and 2012, respectively, principally driven by declines in voice customers. Our residential customer monthly churn was 1.73%, 1.69% and 1.62% for 2014, 2013 and 2012, respectively. Average monthly residential revenue per customer (residential ARPC) increased $1.88, or 3%, to $61.11 during 2014 as compared to 2013. The overall increase in residential ARPC is due to a higher percentage of the Company’s residential customers that subscribe to broadband services and Frontier Secure products, broadband customer migration to higher speeds and increases in our video services.  The Company expects continuing increases in residential data services revenue, primarily driven by increased broadband subscribers, increases in video services and increases in voice services revenue, primarily from the full year impact of the Connecticut operations.

Total business revenue for 2014 decreased  $23 million, or 1%, as compared to 2013. Total business revenue for 2014 included  $90 million attributable to the Connecticut operations. Total business revenue excluding the Connecticut operations declined $113 million, or 5%, as compared with 2013, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 304,700, 270,800 and 286,100 total business customers as of December 31, 2014, 2013 and 2012, respectively. Excluding 48,800 additional business customers attributable to the Connecticut Acquisition in 2014,  we lost approximately 14,900, 15,300 and 23,800 business customers, net, during 2014, 2013 and 2012, respectively. Average monthly business revenue per customer (business ARPC) increased $7.11, or 1%, to $661.15 during 2014 as compared to 2013. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that generate a lower ARPC and the addition of certain medium and large-sized customers acquired during the Connecticut Acquisition.  On a comparable full year basis, the Company expects the declines in voice services revenue and wireless backhaul from business customers to continue in 2015, mitigated, in part, by increases in business data services and video services revenue.

During 2014, the Company added approximately 507,200 net broadband subscribers. Excluding 398,600 broadband subscribers attributable to the Connecticut Acquisition,  we added approximately 108,700 net broadband subscribers in 2014. During 2013 and 2012, the Company added approximately 112,250 and 23,400 net broadband subscribers, respectively. The Company had 2,373,900 broadband subscribers at December 31, 2014. As of December 31, 2014, approximately 68% of our residential broadband customers subscribed to a bundle of services. As of December 31, 2014, we were able to offer broadband to approximately 7.8 million households, or 92% of the 8.5 million households in our markets.  The increase in broadband subscribers contributed to our improved data services revenue performance.  We continue to invest in network speed and capacity to support

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers in 2015. We offer FiOS® video services in three states, Frontier TV powered by U-verse® in Connecticut and satellite video services through DISH throughout our territories.  In addition, we  gained 201,300 video subscribers, net during 2014, including 196,400 video subscribers attributable to the Connecticut Acquisition.  At December 31, 2014, we had 586,600 video customers.

The following table sets forth total residential customers by state  as of December 31, 2014:

State	Residential customers	Percentage of residential customers

Connecticut	494,410	15.4%
West Virginia	319,191	9.9%
Indiana	271,843	8.5%
Illinois	265,057	8.2%
New York	257,944	8.0%
Ohio	239,378	7.4%
Washington	204,307	6.4%
Michigan	193,496	6.0%
Oregon	155,163	4.8%
Wisconsin	128,794	4.0%
Pennsylvania	120,393	3.7%
Minnesota	100,749	3.1%
North Carolina	99,093	3.1%
California	74,101	2.3%
Arizona	64,218	2.0%
Idaho	53,151	1.7%
South Carolina	39,792	1.2%
Tennessee	37,338	1.2%
Other States (1)	96,418	3.1%
Total	3,214,836	100.0%
Total business customers	304,736
Total customers	3,519,572

(1) Includes Nevada, Iowa, Nebraska, Alabama, Utah, Georgia, Montana, Mississippi, New Mexico and Florida.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

As of December 31, 2014 and 2013, we had expanded our broadband availability to the households throughout the Company’s territories as follows:

(In excess of)	2014	2013

6 Mbps	83%	76%
12 Mbps	74%	61%
20 Mbps	55%	48%

Rapid and significant changes in technology are expected to continue to occur in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes.  We believe that our existing network architecture strategy will enable us to respond to these ongoing technological changes efficiently. In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. In certain markets, we have begun to offer broadband services with 1 gigabit download speed capabilities.

Competition

Competition in the communications industry is intense. We experience competition from many communications service providers, including cable operators offering video, data and VoIP products, wireless carriers, long distance providers, competitive local exchange carriers, Internet providers, satellite video and broadband providers and other wireline carriers.  We believe that as of December 31, 2014,  approximately 96% of the households in our territories could receive voice, data and/or video services from a competitive provider.

As a result of competition and economic conditions, some of our customers may discontinue our services.  These trends may continue and may result in a continued challenging business environment.

We employ a number of strategies to combat the competitive pressures and changes in customer behavior noted above.  Our strategies are focused on preserving and generating new revenues through customer retention, upgrading and up-selling services to existing customers, new customer growth, win-backs of former customers, new product deployment, and by managing our profitability and cash flow through operational productivity improvements and prudent capital expenditures.

On the business side of our operations, we are focused on many of the same strategies and enhancements described above as well as providing transport services (wireless backhaul) to wireless cell towers in our territories and expanding the number of people selling to and servicing our medium, enterprise and government customers with sophisticated products and services (e.g., IP PBX, E911 equipment, Ethernet, SIP trunking).

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to customer service is demonstrated by our “customer first” company philosophy, how we empower our technicians and call center employees to serve customers, 100% U.S.-based workforce, our expanded customer service hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services. Our bundled services include broadband, voice, and video offerings, including simplified messaging services, higher speed products and digital security products.

We are also focused on increasing sales of existing products, including video and the Frontier Secure product suite, along with selling higher speeds of broadband.  We had a total of 514,000 Frontier Secure customers as of December 31, 2014,  or 22% penetration of our broadband base,  including the recently acquired Connecticut operations, as compared to 465,000 customers at December 31, 2013, or 25% penetration of our Frontier legacy broadband base.  The decline in our penetration percentage in 2014 is primarily due to the recent addition of our Connecticut customers, to whom we previously did not offer these services. Frontier Secure offers products and services to protect key aspects of digital life, including computer security, cloud backup and sharing, identity protection, equipment insurance and 24/7 premium U.S.-based technical support. These products and services are sold nationwide directly to consumers and small businesses, and wholesale through strategic partnerships under either a private brand or the Frontier Secure brand. Although we are optimistic about the opportunities to increase revenue and reduce customer churn (i.e., customer attrition) that are provided by each of these initiatives, we cannot provide assurance about their long term profitability or impact on revenue.

We believe that offering multiple products and services to our customers, providing a single bill, on-line payment capability, providing superior customer service, and being active in our local communities will develop customer loyalty, which should help us generate new, and retain existing, customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The FCC and certain state regulatory commissions, in connection with granting their approvals of our acquisition of certain properties of Verizon Communications Inc. in 2010 (the 2010 Acquisition), specified certain capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the territories acquired in the 2010 Acquisition with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the territories acquired in the 2010 Acquisition by the end of 2013, 2014 and 2015, respectively.  As of December 31, 2013 and 2014, we met our FCC requirement for these respective years, as discussed above.

In addition, in certain states we are subject to operating restrictions such as rate caps and minimum service quality standards (whereby the failure to meet may result in penalties, including, in one state, cash management limitations on certain of our subsidiaries in that state). We are also required to report certain financial information.  At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements which could impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 15% of our total access lines at December 31, 2014 are in state jurisdictions under the rate of return regulatory model.  We will continue to advocate for no or reduced regulation with various regulatory agencies. In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services.

Frontier, along with all telecommunications providers, is subject to FCC rules governing privacy of certain customer information. Among other things, these rules obligate carriers to implement procedures to: protect certain customer information from inappropriate disclosure; obtain customer permission to use certain information in marketing; authenticate customers before disclosing account information; and annually certify compliance with the FCC’s rules. Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business during the specified periods, including our ability to raise rates in a declining revenue environment and to manage cash transfers from our subsidiaries in two states if we do not meet certain operating service criteria.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The FCC continues to finalize its Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high-cost areas that were unserved or underserved by a competitor. The 2011 Order established that price cap carriers, such as Frontier, would have the right of first refusal to accept support across the high-cost footprint of their state in exchange for committing to provide broadband and voice services to those areas for a term of years.  On December 18, 2014, the FCC released a Report and Order (the 2014 Order) with final rules for the right of first refusal for price cap carriers, including increasing the broadband speed obligation to 10 Mbps download, extending the term of funding to six years, and providing flexibility in meeting deployment obligations.  In the 2014 Order, the FCC indicated that it will provide the CAF II offer of support to the price cap carriers by state in early 2015.  At that time, potential CAF II recipients will have the necessary information – in particular, the offers will include how much support is available to each provider by state and which locations are eligible to fulfill the broadband deployment obligations – to decide whether to accept the CAF II funding and associated obligations or decline the CAF II funding.  Also according to the 2014 Order, the FCC will conduct a competitive bidding process to distribute CAF II funding in areas that were exempt from the CAF II right of first refusal offer. Once finalized, the Company intends to apply to the FCC for support under the 2014 Order.

On November 18, 2011, the FCC adopted the 2011 Order, which changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012. These changes transition the Federal Universal Service High Cost Fund (USF), which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, which was implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, in the first round of CAF Phase I, the FCC made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received $72 million in CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. The $72 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contribution in Aid of Construction. We are required to spend the first round of CAF Phase I funds to enable these households no later than July 24, 2015. We spent $63 million of the first round of CAF Phase I  funds on network expansion through December 31, 2014, enabling 83,100 unserved households.

On May 21, 2013, the FCC released a Report and Order authorizing a second round of CAF Phase I (the 2013 Order).  As part of the 2013 Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload. In 2013 and early 2014, we received $61 million in the second round of CAF Phase I funds. We are required to spend the second round of CAF Phase I funds to enable 101,714 households no later than March 14, 2017. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $31 million of the second round of CAF Phase I on network expansion through December 31, 2014, enabling 80,900 unserved and underserved households.

In the aggregate, we spent $56 million of the CAF Phase I funds received on network expansion and upgrades during 2014 and $94 million in total through December 31, 2014, enabling and/or upgrading 164,000 households.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic. On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic would not be implemented until July 2014. The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order. The net impact of the 2011 Order during the period from July 2012 through December 2014 was insignificant. The net effect of this change to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

Future reductions in our subsidy or switched access revenues may directly affect our profitability and cash flows. Switched access and subsidy revenues continued to decline in 2014, as compared to 2013, and are expected to decline further in 2015.

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

Certain state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.  The 2011 Order, however, removes much of the states’ authority to set terminating intrastate switched access rates. This aspect of the 2011 Order has been challenged by certain parties in court. Certain states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, many states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony. The FCC has concluded that VoIP and facilities-based broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act, a decision that the United States Court of Appeals for the District of Columbia Circuit has upheld.  The FCC has also required VoIP providers to provide enhanced 911 emergency calling capabilities. In the 2011 Order, the FCC has determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates.  Additionally, the 2011 Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  However,  the FCC declined to address other VoIP-related issues, and the FCC has stated its intent to address open questions regarding the treatment of VoIP services in its ongoing “IP-Enabled Services Proceeding.” Internet telephony may have an advantage in the marketplace over our traditional services if this service remains less regulated.

Current and potential Internet regulatory obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet, including so-called “net neutrality” rules that are intended to preserve the openness of the Internet.  There is currently only limited regulation applicable to these services.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Internet” policies, in particular reclassifying broadband as a Title II Telecommunications service. The future state of these regulations and their effect on us is unknown.

Video programming

Federal, state and local governments extensively regulate the video services industry.  Our FiOS® and Frontier TV powered by U-verse® video services are subject to, among other things, subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming in certain of our markets in Oregon, Washington, Indiana and Connecticut pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities.  Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

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

Employees

As of December 31, 2014, we had approximately 17,400 employees, as compared to approximately 13,650 employees as of December 31, 2013.  We added approximately 2,400 employees in connection with the Connecticut Acquisition, of which approximately 90%  are represented by unions.  Approximately 10,300 of our total employees are represented by unions.  The number of employees covered by collective bargaining agreements that expired in 2014, but have been extended and are still effective for 2015, is approximately 1,000. The number of employees covered by collective bargaining agreements that expire in 2015 is approximately 1,400.  We consider our relations with our employees to be good.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We also make available on our website, as noted above, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Specific Code of Business Conduct and Ethics Provisions for Certain Officers, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors.  Stockholders may request printed copies of these materials by writing to: 3 High Ridge Park, Stamford, Connecticut 06905 Attention: Corporate Secretary.

Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•

risks related to the pending acquisition of properties from Verizon, including our ability to complete the acquisition of such operations, our ability to successfully integrate operations, our ability to realize anticipated cost savings, sufficiency of the assets to be acquired from Verizon, our ability to migrate Verizon’s operations from Verizon owned and operated systems and processes to our owned and operated systems and processes successfully, failure to enter into or obtain, or delays in entering into or obtaining, certain agreements and consents necessary to operate the acquired business as planned, failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the acquisition, and increased expenses incurred due to activities related to the transaction;

•	risks related to the recently-concluded Connecticut Acquisition, including the effects of unanticipated expenses or liabilities and our ability to fully realize anticipated cost savings;

•	our ability to meet our debt and debt service obligations;

•	competition from cable, wireless and other wireline carriers and the risk that we will not respond on a timely or profitable basis;

•

our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

•	reductions in the number of our voice customers that we cannot offset with increases in broadband subscribers and sales of other products and services;

•	our ability to maintain relationships with customers, employees or suppliers;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	our ability to successfully introduce new product offerings;

•	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets;

•

our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity, which may affect payment of dividends on our common shares;

•	the effects of changes in both general and local economic conditions on the markets that we serve;

•	the effects of increased medical expenses and pension and postemployment expenses;

•	the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments;

•	our ability to successfully renegotiate union contracts;

•

changes in pension plan assumptions, interest rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2015 and beyond;

•

adverse changes in the credit markets or in the ratings given to our debt securities by nationally accredited ratings organizations, which could limit or restrict the ability, or increase the cost, of financing to us;

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of severe weather events or other natural or man-made disasters, which may increase our operating expenses or adversely impact customer revenue; and

•	the impact of potential information technology or data security breaches or other disruptions.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included in this Form 10-K and our subsequent periodic filings with the SEC.  In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward-Looking Statements”, any of which could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this annual report.   The risks and uncertainties described below are not the only ones facing our Company.  Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.  The following risk factors should be read in conjunction with the balance of this annual report, including the consolidated financial statements and related notes included in this report.

Risks Related to the Verizon Transaction

We may not consummate the Verizon Transaction on the terms or timeline currently contemplated or at all.

The consummation of the Verizon Transaction is subject to certain conditions, including (i) the absence of a court or other governmental order prohibiting consummation of the transaction, (ii) the receipt of applicable regulatory consents, (iii) the absence of a material adverse effect on the business to be acquired from Verizon and (iv) other customary closing conditions.  We can make no assurances that the Verizon Transaction will be consummated on the terms or timeline currently contemplated, or at all.  We have expended and will continue to expend a significant amount of capital and management’s time and resources on the Verizon Transaction, and a failure to consummate the Verizon Transaction as currently contemplated, or at all, could have an adverse effect on our business, our results of operations and cash flows.  In addition, we may choose to raise all or a portion of the financing required to complete the Verizon Transaction prior to the closing of such transaction.  If we do so, and if the Verizon Transaction is ultimately not consummated or is delayed for a significant period of time, we could be obligated to pay significant interest expense, dividends and other costs in connection with the financing without achieving the expected benefits of the Verizon Transaction.  The trading price of our securities could be adversely affected if the Verizon Transaction is not consummated as currently contemplated, or at all.

Our effort to combine our business and the business to be acquired from Verizon may not be successful.

The Company is devoting a significant amount of time and attention to the process of integrating the operations of our business and the business to be acquired from Verizon, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services or strategies.  The size and complexity of the acquired business and the process of using our existing common support functions and systems to manage the acquired business after the acquisition, if not managed and completed successfully by management, may result in interruptions of the business activities of the Company that could have an adverse effect on the Company’s business, financial condition and results of operations.

We may not realize the cost synergies that are anticipated from the Verizon Transaction.

The success of the Verizon Transaction will depend, in part, on our ability to realize anticipated cost synergies.  The Company’s success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations.  Even if the Company is able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies that Frontier currently expects within the anticipated time frame or at all.

If the assets included in the business to be purchased from Verizon are insufficient to operate the acquired business, it could adversely affect the Company’s business, financial condition and results of operations.

Pursuant to the securities purchase agreement executed in connection with the Verizon Transaction, Verizon will contribute to the acquired business certain assets and liabilities of its local exchange business and related landline activities in California, Florida and Texas, including video, broadband internet and switched long distance services provided to designated customers located in those states.  However, the contributed assets may not be sufficient to operate all aspects of the acquired business and the Company may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business, which could cost the Company more than we anticipate.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company’s business, financial condition and results of operations may be adversely affected following consummation of the Verizon Transaction if the Company is not able to obtain requisite consents or enter into certain agreements.

The products and services of the acquired business are currently provided by Verizon to certain customers pursuant to master agreements, together with other Verizon products or services.  Pursuant to the securities purchase agreement, we and Verizon have jointly agreed to use our reasonable best efforts for six months following the consummation of the Verizon Transaction to obtain any consents required to separate from such master agreements and assign to Frontier the portion thereof related to the acquired business.  To the extent that the parties are not able to obtain any such required consent, such contracts will not be assigned to us and we may not be able to establish a direct relationship with such customers.

Regulatory agencies may delay approval of the Verizon Transaction, fail to approve it, or approve it in a manner that may diminish the anticipated benefits of the Verizon Transaction.

Completion of the Verizon Transaction is conditioned upon the receipt of certain government consents, approvals, orders and authorizations.  While we intend to pursue vigorously all required governmental approvals and do not know of any reason why we would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before completion of the Verizon Transaction could delay its completion.  A lengthy delay in the completion of the Verizon Transaction could diminish the anticipated benefits and/or result in additional transaction and financing costs, loss of revenues or other effects associated with uncertainty about the transaction.  In addition, until the Verizon Transaction is completed, the attention of Frontier management may be unnecessarily diverted from ongoing business and regular business responsibilities.

Further, governmental agencies may decline to grant required approvals, or they may impose conditions on their approval of the Verizon Transaction that could have an adverse effect on the Company’s business, financial condition and results of operations.  If certain governmental agencies decline to grant any required approval for the Verizon Transaction, the Verizon Transaction may not be consummated.  In addition, conditions imposed by governmental agencies in connection with their approval of the Verizon Transaction (such as service quality or capital expenditure requirements) may restrict the Company’s ability to achieve anticipated synergies, revenues and cash flows.

The securities purchase agreement contains provisions that may discourage other companies from trying to acquire Frontier.

The securities purchase agreement for the Verizon Transaction contains provisions that may discourage a third party from submitting a business combination proposal to us prior to the closing of the Verizon Transaction that might result in greater value to our stockholders than the Verizon Transaction.  The securities purchase agreement provides that we may not sell all or substantially all of our assets unless the buyer assumes in writing our obligations, including the payment of the purchase price, under the securities purchase agreement.  This would represent an additional cost for a potential third party seeking a business combination with us.

Our stock price may be adversely affected if we are unable to consummate the Verizon Transaction.

If the Verizon Transaction is not completed for any reason, the trading price of Frontier’s common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Verizon Transaction will be completed and the related benefits will be realized.  Frontier may also be subject to additional risks if the Verizon Transaction is not completed, including:

•

significant costs related to the transaction, such as legal, accounting, filing, financial advisory, and integration costs that have already been incurred or will continue up to closing.  The Company currently expects that it will incur approximately $450 million of operating expenses and capital expenditures in total related to acquisition and integration activities in 2015 and 2016 associated with the Verizon Transaction;

•	significant interest expense and dividend costs will be incurred if Frontier completes the financing of debt and equity securities prior to closing;

•

the market price of Frontier common stock could decline as a result of sales of Frontier common stock in the market due to the issuance of additional equity securities in connection with the financing of the Verizon Transaction or the perception that these sales could occur; and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	potential disruption to the business of Frontier and distraction of its workforce and management team.

The pendency of the Verizon Transaction could adversely affect the business and operations of Frontier and the acquired business.

In connection with the pending Verizon Transaction, some customers of the acquired business may delay or defer decisions or may end their relationships with Verizon prior to completion of the Verizon Transaction or with the Company after the Verizon Transaction closes.

~~Risks Related to Our Business~~

We will likely face further reductions in voice customers, switched access minutes of use, long distance revenues and subsidy revenues.

We have experienced declining voice customers, switched access minutes of use, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing competition, changing technology and consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of VoIP), technology and regulatory constraints.  We will likely continue to experience further reductions in the future.  These factors, among others, are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause our cash generated by operations to decrease.

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, VoIP providers and cable companies, some of whom may be subject to less regulation than we are, that may provide services competitive with the services that we offer or intend to introduce.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that competition will remain robust.  Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

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

We may not realize the expected cost synergies from the Connecticut Acquisition.

The Company is devoting a significant amount of time and attention to the Connecticut operations acquired from AT&T.  The success of the Connecticut Acquisition will depend, in part, on our ability to realize anticipated cost synergies. Even though the Company has integrated the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies that Frontier currently expects within the anticipated time frame or at all.

Some of our competitors have superior resources, which may place us at a cost and price disadvantage.

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities, substantially greater than ours.  In addition, some of these competitors are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to.  Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may be unable to stabilize or grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy. We have experienced revenue declines in 2014 and 2013 as compared to prior years for our Frontier legacy operations, and our recently acquired Connecticut operations have experienced similar revenue declines.  While we have identified some potential areas of opportunity and implemented several revenue initiatives, we cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services or necessitate increased discounts.

We could be adversely impacted by weak economic conditions or their effects.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced voice services, broadband and video services and make it difficult for us to obtain new customers or retain existing customers.  In addition, if economic conditions are depressed or further deteriorate, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers, which could have a material adverse effect on our business.

Disruption in our networks, infrastructure and information technology may cause us to lose customers and/or incur additional expenses.

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

We have substantial business relationships with other communications carriers for whom we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in the industry could result in the loss of significant customers, as well as cause more price competition and an increased allowance for doubtful accounts receivable.  Such bankruptcies may be more likely in the future if economic conditions stagnate.  As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of December 31, 2014, we had approximately 17,400 employees. We added approximately 2,400 employees in connection with the Connecticut Acquisition, of which approximately 90% are represented by unions.  Approximately 10,300 of our total employees were represented by unions and were subject to collective bargaining agreements. As of December 31, 2014, we had approximately 1,000 employees covered by collective bargaining agreements that expired in 2014, but have been extended and are still effective for 2015. Of the union-represented employees as of December 31, 2014, approximately 1,400, or 13%, of the unionized workforce are covered by collective agreements that expire in 2015 and approximately 2,200, or 21%, of the unionized workforce are covered by collective bargaining agreements that expire in 2016.

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

Our success will depend in part upon the continued services of our management.  We cannot guarantee that our key personnel will not leave or compete with us.  The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business.  In addition, our financial results and our ability to compete will suffer if we are unable to attract, integrate or retain other qualified personnel in the future.

We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt.

We continuously evaluate and may in the future enter into additional strategic transactions, such as the Verizon Transaction.  Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of all or substantially all of our assets.

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

If we complete an acquisition, investment or other strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares of stock or the aggregate amount and/or cost of our debt, which may result in an adverse impact to our ratings.  The number of shares of our stock or the aggregate principal amount of our debt that we may issue may be significant, such as for the Verizon Transaction.  Moreover, the terms of any debt financing may be expensive or adversely impact our results of operations.

Risks Related to Liquidity, Financial Resources and Capitalization

Volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions may require us to make additional unanticipated contributions to fund pension plan liabilities.

The Company made cash contributions of $83 million to its pension plan in 2014, and expects to make contributions of approximately $100 million in 2015.  Volatility in our asset values, liability calculations, or returns may require us to make additional contributions in future years.

Substantial debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to $9.8 billion at December 31, 2014.  We have access to a $750 million revolving credit facility and may also take on additional long-term debt and working capital lines of credit to meet future financing needs, subject to certain restrictions under the terms of our existing indebtedness.

The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•	~~limitations on our ability to obtain additional debt or equity financing on favorable terms or at all;~~

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We cannot assure that we will be able to continue paying dividends.

On December 11, 2014, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate, commencing with the dividend for the first quarter of 2015. On an annual basis, this plan would increase the dividend from $0.40 to $0.42 per share.  However, the amount and timing of future dividend payments is subject to applicable law and will be made at the discretion of our Board of Directors based on factors such as cash flow and cash requirements, capital expenditure requirements, financial condition and other factors.

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

A portion of Frontier’s total revenues ($201 million, or 4%, in 2014 and $235 million, or 5%, in 2013) are derived from switched access charges paid by other carriers for services we provide in originating and terminating intrastate and interstate long distance traffic.  As a result, Frontier expects a portion of the Company’s revenues will continue to be derived from switched access charges paid by these carriers for services that the Company will provide in originating and terminating this traffic. The amount of switched access charge revenues that ~~the Company will receive~~ for these services is regulated by the FCC and state regulatory agencies and is expected to decline in 2015.

On November 18, 2011, the FCC adopted the 2011 Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic. The 2011 Order began a multi-year transition in July 2012, with the second step implemented in July 2013 and the third step in July 2014. The transition will move terminating traffic to a near zero rate by 2017.  Frontier is permitted to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. Additionally, the 2011 Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic”.  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The 2011 Order preempts the states with regard to the regulation of intrastate terminating access rates.  The 2011 Order has been challenged by certain parties in court and certain parties have also petitioned the FCC to reconsider various aspects of the 2011 Order. Accordingly, we cannot predict the long-term impact at this time but believe that the 2011 Order will provide a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

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

A portion of Frontier’s total revenues ($319 million, or 7%, in 2014 and $317 million, or 7%, in 2013)  are derived from federal and state subsidies for rural and high-cost support, commonly referred to as USF.  Future reductions in the Company’s subsidy revenues may directly affect the Company’s profitability and cash flows. The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012.  These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas. CAF Phase I, which was implemented in 2012 to provide interim support while the FCC developed CAF Phase II, provided for ongoing USF support for price cap carriers capped at the 2011 amount. In addition, the FCC in the first round of CAF Phase I made available for price cap ILECs an additional $300 million in incremental high-cost broadband support to be used for broadband deployment to unserved areas. In 2012 and early 2013,  we received a total of $72 million in CAF Phase I funds and initially recorded such funds as increases to Cash and Other liabilities in the balance sheet. The $72 million in the first round of CAF Phase I support is expected to enable an incremental 92,877 households for broadband service and was accounted for as Contributions in Aid of Construction.  We are required to spend the first round of CAF Phase I funds to enable these households no later than July 24, 2015. We spent $26 million on the first round of CAF Phase I funds on network expansion during 2014 and $63 million of these CAF Phase I funds to date through December 31, 2014, enabling 83,100 unserved households.

On May 21, 2013, the FCC released the 2013 Order authorizing a second round of CAF Phase I.  As part of the 2013 Order, the FCC expanded the areas eligible for funding to include those that lack service of 3 Mbps download and 768 kbps upload.  In 2013 and early 2014, we received $61 million in the second round of CAF Phase I funds. We are required to spend the second round of the CAF Phase I funds to enable 101,714 households no later than March 14, 2017. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account. We spent $31 million of the second round of CAF Phase I funds on network expansion during 2014, enabling 80,900 unserved and underserved households.

Federal subsidies representing interstate access support, high-cost loop support and local switching support represented $162 million, or 3%, of Frontier’s total revenues in 2014 and $167 million, or 4%, of Frontier’s total revenues in 2013.  State subsidies represented $32 million, or 1%, of Frontier’s total revenues in 2014 and $32 million, or 1%, in 2013.  Surcharges to customers (local, long distance and interconnection) to recover universal service fund contribution fees which are remitted to the FCC and recorded as an expense in “Network related expenses”, represented $125 million, or 3%, of Frontier’s total revenues in 2014 and $118 million, or 2%, in 2013.  As a result, a significant decrease in these subsidies, or in our ability to recover such fees, could have a material adverse effect on our business or results of operations.

Our Company and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities.  This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us.  Regulation could constrain our ability to compete and, in some jurisdictions, may restrict our ability to expand our service offerings.  In addition, changes to the regulations that govern our business (including any implementation of the 2011 Order or the 2013 Order) may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time it is unknown how these regulations will affect Frontier’s operations or ability to compete in the future.  This and other FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet, including so-called “net neutrality” rules that are intended to preserve the openness of the Internet. There is currently only limited regulation applicable to these services. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

We may not be able to deploy or upgrade broadband service to the unserved and underserved locations with the CAF funds received.

In 2012 and early 2013, we received $72 million from the first round of CAF Phase I, which supports broadband deployment in high-cost areas.  If we are unable to deploy to the 92,877 unserved locations with the CAF funds received to date in accordance with the FCC rules by July 2015, then the Company would need to incur additional capital expenditures or refund a portion of the CAF funds received in 2012 and 2013 to the FCC.

In 2013 and early 2014, we received $61 million in the second round of CAF Phase I funding to enable 101,714 households by March 2017. The second round of CAF Phase I includes certain accompanying spending requirements from the Company, and our capital expenditure plans take this into account.

Risks Related to Technology

We may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

The communications industry is subject to significant changes in technology and replacing or upgrading our infrastructure to keep pace with such technological changes could result in significant capital expenditures.  If we do not replace or upgrade technology and equipment as necessary, we may be unable to compete effectively because we will not be able to meet the needs or expectations of our customers.

In addition, enhancements to product offerings and the management of broadband speed and capacity issues may influence our customers to consider other service providers, like cable operators or wireless providers.  We may be unable to attract or retain new customers from cable companies due to their deployment of enhanced broadband and VoIP technology.  In addition, new capacity services for wireless broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas. Any resulting inability to attract new or retain existing customers could adversely impact our business and results of operations in a material manner.

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

The Company maintains security measures, disaster recovery plans and business continuity plans for our business.  However, the Company’s information technology networks and infrastructure may nonetheless be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties, disruption in operations, misappropriation of sensitive data, damage to the Company’s reputation and costly response measures, which could adversely affect the Company’s business. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

Item 1B.  Unresolved Staff Comments

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Properties

Our principal corporate offices are located in leased premises at 3 High Ridge Park, Stamford, Connecticut 06905.

Our principal operations support offices and call center support offices with over 200 employees are currently located in the following leased or owned premises:

•	1398 South Woodland Blvd., DeLand, Florida 32720 (Leased)
•	805 Central Expressway South, Allen, Texas 75013 (Leased)
•	8001 W. Jefferson Blvd., Fort Wayne, Indiana 46804 (Leased)
•	1500 MacCorkle Avenue, Charleston, West Virginia 25303 (Leased)
•	198 East 1600 South Street, Provo, Utah 84606 (Leased)
•	1800 41st Street, Everett, Washington 98203 (Leased)
•	350 George Street, New Haven, Connecticut 06511 (Owned)
•	1225 Jefferson Road, Rochester, New York 14623 (Leased)
•	14 Classic Street, Sherburne, New York 13460 (Leased)
•	95 North Fitzhugh Street, Rochester, New York 14614 (Owned)
•	1300 Columbus-Sandusky Road North, Marion, Ohio 43302 (Owned)
•	40 Brainard Road, Hartford, Connecticut 06114 (Leased)
•	14450 Burnhaven Drive, Burnsville, Minnesota 55306 (Leased)
•	3441 West Henrietta Road, Rochester, New York 14623 (Leased)
•	100 Communications Drive, Sun Prairie, Wisconsin 53590 (Leased)
•	100 CTE Drive, Dallas, Pennsylvania 18612 (Leased)

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

Item 3.   Legal Proceedings

See Note 18 of the Notes to Consolidated Financial Statements included in Part IV of this report.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol FTR. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. On December 11, 2014, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate, commencing with the dividend for the first quarter of 2015. On an annual basis, this plan would increase the dividend from $0.40 to $0.42 per share.  Cash dividends paid to shareholders were $401 million and $400 million in 2014 and 2013, respectively.  There are no material restrictions on our ability to pay dividends.

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

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$5.74	$4.40	$0.10	$4.68	$3.71	$0.10
Second Quarter	$6.10	$5.41	$0.10	$4.43	$3.80	$0.10
Third Quarter	$7.24	$5.62	$0.10	$4.76	$3.91	$0.10
Fourth Quarter	$7.15	$5.62	$0.10	$5.02	$4.16	$0.10

As of February 13, 2015, the approximate number of security holders of record of our common stock was 472,330. This information was obtained from our transfer agent, Computershare Inc.

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2009.

The graph assumes that $100 was invested on December 31, 2009 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/09	12/10	12/11	12/12	12/13	12/14
Frontier Communications Corporation	100	138.98	82.24	74.99	89.51	136.94
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P Telecommunication Services	100	118.96	126.42	149.56	166.71	171.70

The foregoing performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

There were no unregistered sales of equity securities during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2014 to October 31, 2014
Employee Transactions (1)	-	$-

November 1, 2014 to November 30, 2014
Employee Transactions (1)	1,896	$6.57

December 1, 2014 to December 31, 2014
Employee Transactions (1)	-	$-

Totals October 1, 2014 to December 31, 2014
Employee Transactions (1)	1,896	$6.57

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2014 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2012, 2011 and 2010 and for each of the years ended December 31, 2011 and 2010 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in thousands, except per share amounts)	Year Ended December 31, (1)
	2014	2013	2012	2011	2010

Revenue	$4,772,490	$4,761,576	$5,011,853	$5,243,043	$3,797,675
Net income (2) (3) (4) (5)	$132,893	$115,478	$153,314	$157,608	$155,717
Net income attributable to common
shareholders of Frontier (2) (3) (4) (5)	$132,893	$112,835	$136,636	$149,614	$152,673
Net income attributable to common
shareholders of Frontier per basic
share (2) (3) (4) (5)	$0.13	$0.11	$0.14	$0.15	$0.23
Net income attributable to common
shareholders of Frontier per diluted
share (2) (3) (4) (5)	$0.13	$0.11	$0.13	$0.15	$0.23
Cash dividends declared (and paid) per
common share	$0.40	$0.40	$0.40	$0.75	$0.875

	As of December 31,
	2014	2013	2012	2011	2010

Total assets	$18,974,030	$16,635,484	$17,733,631	$17,448,319	$17,888,101
Long-term debt	$9,485,615	$7,873,667	$8,381,947	$8,224,392	$8,005,685
Total shareholders' equity of Frontier	$3,657,677	$4,055,481	$4,107,596	$4,455,137	$5,196,740

(1)

Operating results include activities for the Connecticut operations from the date of their acquisition from AT&T on October 24, 2014 and for the properties acquired from Verizon in 2010 from the date of their acquisition on July 1, 2010.

(2)

Operating results include the pre-tax impacts of losses on retirement of debt or exchanges of debt of $160 million ($99 million, or $0.10 per share, after tax), and $90 million ($57 million, or $0.06 per share, after tax) for 2013 and 2012, respectively.

(3)

Operating results include pre-tax acquisition and integration costs of $142 million ($91 million, or $0.09 per share, after tax),  $10 million ($6 million, or $0.01 per share, after tax), $82 million ($51 million, or $0.05 per share, after tax), $143 million ($87 million, or $0.09 per share, after tax) and $137 million ($86 million, or $0.13 per share, after tax) for 2014, 2013, 2012, 2011 and 2010, respectively.

(4)

Operating results include pre-tax severance costs of $2 million ($1 million after tax), $12 million ($7 million, or $0.01 per share, after tax), $32 million ($20 million, or $0.02 per share, after tax), $16 million ($10 million, or $0.01 per share, after tax) and $10 million ($6 million, or $0.01 per share, after tax) for 2014, 2013, 2012, 2011 and 2010, respectively.

(5)	Operating results include pre-tax pension settlement costs of $44 million ($27 million, or $0.03 per share, after tax) for 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)  Results of Operations

Effective October 24, 2014, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition. Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of the Connecticut operations that were acquired in the Connecticut Acquisition from the date of acquisition on October 24, 2014. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2014, 2013 and 2012.  Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2014 financial data for Frontier legacy operations (excluding the Connecticut operations) in comparison to 2013.

Prior period amounts for other operating expenses have been revised from the previously disclosed amounts to reflect the disaggregation of other operating expenses into network related expenses and selling, general and administrative expenses.  There has been no change to total operating expense as a result of this reclassification.

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

Revenue for 2014  increased  $11 million to $4,772 million as compared to 2013. Excluding additional revenue of $216 million attributable to the Connecticut operations, our revenue for 2014 decreased $205 million, or 4%, as compared to 2013. This decline in 2014 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below.

Total company switched access and subsidy revenue of $520 million represented 11% of our revenues for 2014. Switched access revenue was $201 million in 2014, or 4% of our revenues, down from $235 million, or 5% of our revenues, in 2013. Subsidy revenue was $319 million in 2014, or 7% of our revenues,  which increased slightly from $317 million,  or 7% of our revenues, in 2013. We expect declining revenue trends in switched access revenue to continue in 2015.

Revenue for 2013 decreased $250 million, or 5%, to $4,762 million as compared to 2012. The decline in 2013 was primarily the result of decreases in voice revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below. Additionally, wireless revenue decreased by $32 million in 2013 due to the sale of our Mohave Cellular Limited Partnership (Mohave) interest on April 1, 2013.

During 2014, we gained 445,300 customers, net, as compared to a loss of 98,900 customers, net, in 2013 and a loss of 240,500 customers, net, in 2012. Excluding 526,900 customers attributable to the Connecticut Acquisition,  we lost 81,600 customers, net, in 2014. We believe the improved customer retention in 2014 as compared to prior years is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and pricing.

Total residential revenue for 2014 increased  $65 million, or 3%, as compared to 2013. Total residential revenue for 2014 included $116 million of revenue attributable to the Connecticut operations. Total residential revenue for our Frontier legacy operations declined $51 million, or 3%, as compared with 2013, primarily as a result of decreases in voice services revenue and the sale of our interest in the Mohave partnership, partially offset by increases in data services revenue. We had approximately 3,214,800, 2,803,500 and 2,887,100 total residential customers as of December 31, 2014, 2013 and 2012, respectively.  Excluding 478,100 total residential customers attributable to the Connecticut Acquisition in 2014,  we lost approximately 66,800, 83,600 and 216,700 residential customers, net, during 2014, 2013 and 2012, respectively, principally driven by declines in voice customers. Our residential customer monthly churn was 1.73%, 1.69%  and 1.62% for 2014, 2013 and 2012, respectively. Average monthly residential revenue per customer (residential ARPC) increased $1.88, or 3%, to $61.11 during 2014 as compared to 2013. The overall increase in residential ARPC is due to a higher percentage of the Company’s residential customers that take broadband services, Frontier Secure products, broadband customer migration to higher speeds and certain pricing actions. The Company expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Total business revenue for 2014 decreased  $23 million, or 1%, as compared to 2013. Total business revenue for 2014 included  $90 million of revenue attributable to the Connecticut operations. Total business revenue for our Frontier legacy operations declined

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

$113 million, or 5%, as compared with 2013, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 304,700, 270,800 and 286,100 total business customers as of December 31, 2014, 2013 and 2012, respectively. Excluding 48,800 total business customers attributable to the Connecticut Acquisition in 2014,  we lost approximately 14,900, 15,300 and 23,800 business customers, net, during 2014, 2013 and 2012, respectively. Average monthly business revenue per customer (business ARPC) increased $7.11, or 1%, to $661.15 during 2014 as compared to 2013. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in voice services revenue and wireless backhaul from business customers to continue in 2015, mitigated, in part, by increases in data services revenue.

During 2014, the Company added approximately 507,200 net broadband subscribers. Excluding 398,600 broadband subscribers attributable to the Connecticut Acquisition,  we added approximately 108,700 net broadband subscribers in 2014. During 2013 and 2012, the Company added approximately 112,250 and 23,400 net broadband subscribers, respectively. As of December 31, 2014,  approximately 68% of our residential broadband customers subscribed to a bundle of services. As of December 31, 2014, we were able to offer broadband to approximately 7.8 million households, or 92% of the 8.5 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance.  We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers in 2015.

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

In the section  “Revenue and Customer Related Metrics” below is a table that presents customer counts, average monthly revenue per customer and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products sold to both residential and business customers, which has increased our average monthly revenue per customer.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE AND CUSTOMER RELATED METRICS

($ in thousands)	2014					2013			2012
			Frontier Legacy
	Consolidated	Connectiut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Voice services	$1,950,938	$74,039	$1,876,899	$(167,732)	(8)%	$2,044,631	$(198,001)	(9)%	$2,242,632
Data and Internet services	1,947,967	88,468	1,859,499	(6,962)	(0)%	1,866,461	61,110	3%	1,805,351
Other	353,759	44,098	309,661	10,818	4%	298,843	(58,152)	(16)%	356,995
Customer revenue	4,252,664	206,605	4,046,059	(163,876)	(4)%	4,209,935	(195,043)	(4)%	4,404,978
Switched access and
subsidy	519,826	9,091	510,735	(40,906)	(7)%	551,641	(55,234)	(9)%	606,875
Total revenue	$4,772,490	$215,696	$4,556,794	$(204,782)	(4)%	$4,761,576	$(250,277)	(5)%	$5,011,853

	2014					2013			2012
			Frontier Legacy
	Consolidated	Connectiut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Residential	$2,092,251	$116,485	$1,975,766	$(51,144)	(3)%	$2,026,910	$(101,949)	(5)%	$2,128,859
Business	2,160,413	90,120	2,070,293	(112,732)	(5)%	2,183,025	(93,094)	(4)%	2,276,119
Customer revenue	4,252,664	206,605	4,046,059	(163,876)	(4)%	4,209,935	(195,043)	(4)%	4,404,978
Switched access and
subsidy	519,826	9,091	510,735	(40,906)	(7)%	551,641	(55,234)	(9)%	606,875
Total revenue	$4,772,490	$215,696	$4,556,794	$(204,782)	(4)%	$4,761,576	$(250,277)	(5)%	$5,011,853

	As of or for the year ended December 31,
	2014	% Increase (Decrease)	2013	% Increase (Decrease)	2012

Customers (1)	3,519,572	14%	3,074,280	(3)%	3,173,169

Residential customer metrics:
Customers (1)	3,214,836	15%	2,803,481	(3)%	2,887,063
Average monthly residential
revenue per customer (2)	$61.11	3%	$59.23	2%	$58.33
Customer monthly churn	1.73%	2%	1.69%	4%	1.62%

Business customer metrics:
Customers (1)	304,736	13%	270,799	(5)%	286,106
Average monthly business
revenue per customer	$661.15	1%	$654.04	2%	$639.13

Broadband subscribers (3)	2,373,893	27%	1,866,670	6%	1,754,422
Video subscribers (3)	586,616	52%	385,353	11%	346,627
Switched access minutes of use (in millions)	15,193	(8)%	16,498	(10)%	18,292

(1)	Reflects 478,100 residential customers, 48,800 business customers and 526,900 total customers attributable to the Connecticut Acquisition as of October 24, 2014.
(2)	Calculation excludes the operations of Mohave Cellular Limited Partnership (Mohave), which was sold to Verizon Wireless on April 1, 2013.
(3)	Reflects 398,600 broadband subscribers and 196,400 video subscribers attributable to the Connecticut Acquisition as of October 24, 2014.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Voice Services

Voice services revenues for 2014 decreased $168 million, or 8%, as compared with 2013, primarily due to $150 million, or 9%, in lower local and enhanced services revenue. This decrease is primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users.  Long distance services revenue decreased $17 million, or 5%, primarily due to an 8% decrease in minutes of use driven by fewer customers, partially offset by increased cost recovery surcharge rates.

Voice services revenues for 2013 decreased $198 million, or 9%, as compared with 2012, including $138 million, or 8%, in lower local and enhanced services revenue. This decrease was primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users to the extent permitted by the 2011 Order.  Long distance services revenue decreased $60 million, or 14%, primarily due to lower minutes of use driven by fewer customers and the migration to bundled packages.

Data and Internet Services

Data and Internet services revenues for 2014 decreased $7 million as compared with 2013.  Data and Internet services includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits. These nonswitched access revenues  decreased $92 million, or 10%, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul and other carrier service revenues. These decreases were mostly offset by increases in data services revenues of  $85 million, or 9%, primarily due to a 6% increase in the total number of broadband customers and sales of Frontier Secure products. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to continue to experience declines in wireless backhaul revenue in 2015, as our carrier partners migrate to Ethernet solutions at lower price points and certain customers migrate to our competitors.

Data and Internet services revenues for 2013 increased $61 million, or 3%, as compared with 2012. Data services revenue increased $85 million, or 10%, primarily due to a 6% increase in the number of broadband customers and sales of Frontier Secure products. These increases were offset by a $24 million, or 3%, decrease in nonswitched access revenue, primarily due to a reduction in wireless backhaul.

Other

Other revenues for 2014  increased  $11 million, or 4%, primarily due to lower bad debt expenses that are charged to other revenue and increased customer premise equipment revenues, partially offset by lower wireless revenue associated with the sale of our interest in the Mohave partnership and lower directory services revenues.

Other revenues for 2013 decreased $58 million, or 16%, primarily due to lower wireless revenues associated with the sale of our interest in the Mohave partnership, lower directory services revenues  and the reduction in FiOS® video service customers,  partially offset by lower bad debt expenses.

Switched Access and Subsidy

Switched access and subsidy revenue for 2014  decreased $41 million, or 7%, to $511 million, as compared to 2013. Switched access revenue decreased $38 million, or 16%, and subsidy revenue decreased $3 million in 2014. The decrease in switched access revenue was primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013. The decrease in switched access revenues also included the impact of disputes with carriers and customer credits. The 2011 Order provided for the gradual elimination of terminating traffic charges by 2017. We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue through 2015.

Switched access and subsidy revenue for 2013 decreased $55 million, or 9%, as compared with 2012. Switched access revenue accounted for  $48 million, or 17%, of this decrease, primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless, email and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform.  These decreases in switched access revenues were partially offset by the impact of disputes with carriers and lower customer credits. Subsidy revenues decreased $8 million, or 2%, primarily due to the lower contribution factor for end user USF in 2013.

The FCC has announced its CAF II model development and CAF II funding could be implemented during 2015.  We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in thousands)	2014					2013			2012
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$465,395	$38,570	$426,825	$(4,248)	(1)%	$431,073	$(10,515)	(2)%	$441,588

Network access expenses include access charges and other third-party costs directly attributable to providing access to customer locations from our network and video content costs. These costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for 2014  decreased $4 million, or 1%, primarily due to lower reciprocal compensation costs that are recorded in network access expenses, partially offset by higher joint pole rates and an increase in network access expenses related to higher broadband subscriber counts.

Network access expenses for 2013 decreased $11 million, or 2%, primarily due to lower long distance carriage costs, reduced content costs related to fewer FiOS® video service customers and a reduction in costs for our originating traffic associated with the implementation of the 2011 Order effective with the second half of 2012.

NETWORK RELATED EXPENSES

($ in thousands)	2014					2013			2012
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$1,118,427	$51,531	$1,066,896	$(16,659)	(2)%	$1,083,555	$(50,137)	(4)%	$1,133,692

Network related expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for 2014 decreased $17 million, or 2%, primarily due to lower allocated costs for certain benefits, including pension and OPEB expense (as discussed below), and reduced installation and repair costs, partially offset by increased fleet and facilities costs.

Network related expenses for 2013 decreased $50 million, or 4%, primarily due to the full year impact from the elimination of redundant information technology costs associated with the completion of the systems conversion related to the 2010 Acquisition and the lower contribution factor for end user USF in 2013, partially offset by increased fleet costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in thousands)	2014					2013			2012
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$1,088,180	$29,798	$1,058,382	$869	0%	$1,057,513	$(43,348)	(4)%	$1,100,861

Selling, general and administrative expenses (SG&A expenses) for 2014, which include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses, increased $1 million. This increase was primarily due to higher agent commission costs, additional compensation costs related to our new partnership with Intuit, and an increase in certain litigation reserves in the first quarter of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2014, mostly offset by lower allocated costs for certain benefits, including pension and OPEB expense (as discussed below), and lower facilities costs.

SG&A expenses for 2013 decreased $43 million, or 4%, primarily due to lower costs for compensation resulting from lower average employee headcount, lower severance costs and lower advertising costs, partially offset by higher agent commission costs.

Pension and OPEB Costs

Pension and OPEB costs for the Company are allocated costs and included in network related expenses and SG&A expenses. Pension and OPEB costs, excluding the impact of pension settlement costs, for 2014, 2013 and 2012 were approximately $59 million, $78 million and $66 million, respectively. Pension and OPEB costs include pension and OPEB expense of $74 million, $97 million and $82 million, less amounts capitalized into the cost of capital expenditures of $15 million, $19 million and $16 million, respectively.

Based on current assumptions and plan asset values, we estimate that our 2015 pension and OPEB costs (which were $74 million in 2014, excluding the impact of amounts capitalized into the cost of capital expenditures) will be approximately $85 million to $105 million, excluding the impact of amounts capitalized into the cost of capital expenditures.

DEPRECIATION AND AMORTIZATION

($ in thousands)	2014					2013			2012
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$835,470	$38,018	$797,452	$(44,003)	(5)%	$841,455	$(3,186)	(0)%	$844,641
Amortization expense	303,472	19,985	283,487	(44,558)	(14)%	328,045	(94,121)	(22)%	422,166
	$1,138,942	$58,003	$1,080,939	$(88,561)	(8)%	$1,169,500	$(97,307)	(8)%	$1,266,807

Depreciation and amortization expense for 2014  decreased  $89 million, or 8%, primarily due to the accelerated method of amortization related to the customer base that was acquired in the 2010 Acquisition and changes in the remaining useful lives of certain plant assets and a lower net asset base. We anticipate depreciation expense of approximately $960 million to $980 million and amortization expense of approximately $345 million for 2015, including a full year associated with the Connecticut operations.

Depreciation and amortization expense for 2013 decreased $97 million, or 8%, primarily due to the accelerated method of amortization related to the customer base that was acquired in the 2010 Acquisition and accelerated amortization for certain software licenses in 2012.

PENSION SETTLEMENT COSTS

($ in thousands)	2014	2013	2012

Pension settlement costs	$-	$44,163	$-

Our pension plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals exceeded the settlement threshold and as a result, the Company was required to recognize a non-cash settlement charge of $44 million. This non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  The amount of any future non-cash settlement charges will be dependent on the level of lump sum benefit payments.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ACQUISITION AND INTEGRATION COSTS

($ in thousands)	2014			2013			2012
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Acquisition and
integration costs	$141,605	$131,953	NM	$9,652	$(72,085)	(88)%	$81,737

NM – Not Meaningful

During the fourth quarter of 2013, the Company began to incur acquisition and integration costs in connection with the Connecticut Acquisition that closed on October 24, 2014. Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives. In 2014, the Company incurred $15 million in acquisition costs and $127 million of integration costs related to the Connecticut Acquisition. In 2013, the Company incurred $10 million of acquisition costs related to the Connecticut Acquisition. In 2012, the Company incurred $82 million of integration costs in connection with the 2010 Acquisition. All integration activities related to the 2010 Acquisition were completed as of the end of 2012. In 2014, we also invested  $116 million in capital expenditures related to the Connecticut Acquisition.

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

($ in thousands)	2014	2013	2012

Gain on sale of Mohave partnership interest	$-	$14,601	$-

On April 1, 2013, the Company sold its 33⅓% interest in the Mohave partnership, in which Frontier was the General Partner.  The Company received proceeds on sale of $18 million and recognized a gain on sale of $15 million.

INVESTMENT AND OTHER INCOME, NET / LOSSES ON EARLY EXTINQUISHMENT OF DEBT /

INTEREST EXPENSE / INCOME TAX EXPENSE

($ in thousands)	2014			2013			2012
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Investment and other
income, net	$38,996	$29,819	325%	$9,177	$(10,955)	(54)%	$20,132
Losses on early
extinguishment of debt	$-	$(159,780)	(100)%	$159,780	$69,417	77%	$90,363
Interest expense	$695,500	$28,102	4%	$667,398	$(20,587)	(3)%	$687,985
Income tax expense	$30,544	$(16,698)	(35)%	$47,242	$(28,396)	(38)%	$75,638

Investment and Other Income, Net

Investment and other income, net for 2014  increased  $30 million primarily due to a $25 million gain on the sale of our minority interest in a wireless partnership and a $12 million gain on the sale of an intangible asset not part of our operations.

Investment and other income, net for 2013 decreased $11 million primarily due to an investment gain of $10 million in 2012.

Losses on Early Extinguishment of Debt

During 2013, we recognized a loss of $160 million on the early extinguishment of debt in connection with various debt tender offers, privately negotiated transactions and open market repurchases that resulted in the retirement of $1,002 million in senior notes.

Similarly, in 2012 we recognized a loss of $90 million on the early extinguishment of $713 million in senior notes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest expense

Interest expense for 2014  increased  $28 million, or 4%, primarily due to interest on the $1.9 billion debt financing completed in September and October 2014, as well as $23 million in commitment fees for the Bridge Facility (as defined below) related to the Connecticut Acquisition, partially offset by the lower average debt levels during the first nine months of the year resulting from the refinancing activities and early retirements in 2013. Our composite average borrowing rate as of December 31, 2014 was 7.62%.

Interest expense for 2013 decreased $21 million, or 3%, primarily due to lower average debt levels resulting from the debt refinancing activities and early retirements, partially offset by the registered debt offering of $750 million of senior unsecured notes due 2024.  Our composite average borrowing rate as of December 31, 2013 was 7.95%.

Income tax expense

Income tax expense for 2014  decreased  $17 million, or 35%,  and our effective tax rate was 18.7% as compared with 29.0% for 2013 and 33.0% for 2012.  The decrease was primarily due to a change in deferred taxes arising from the inclusion of the Connecticut operations in the state unitary filings.

Income tax expense for 2013 decreased $28 million, or 38%, primarily due to lower pretax income in 2013.  Income taxes for 2013 reflect the impact of a $7 million net benefit resulting from the adjustment of deferred tax balances, a $5 million benefit from federal research and development credits and a $2 million benefit from the net reversal of reserves for uncertain tax positions, partially offset by the impact of an expense of $5 million resulting from the settlement of the 2010 IRS audit, as well as an expense of $3 million resulting from non-deductible transaction costs.

We paid $70 million,  $94 million and $5 million in net cash taxes in 2014, 2013 and 2012, respectively.  Our 2014 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the Tax Increase Prevention Act of 2014.  Absent any legislative changes in 2015, we expect that our cash tax payments will be in the range of approximately $175 million to $200 million for 2015.

Net income attributable to common shareholders of Frontier

Net income attributable to common shareholders of Frontier for 2014 was $133 million, or $0.13 per share, as compared to $113 million, or $0.11 per share, in 2013 and $137 million, or $0.14 per share, in 2012.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of December 31, 2014, we had cash and cash equivalents aggregating $682 million.  Our primary source of funds continued to be cash generated from operations.  In 2014, we used cash flow from operations, cash on hand and debt issuance proceeds to principally fund all of our cash investing and financing activities, primarily the Connecticut Acquisition, capital expenditures, dividends and debt repayments.

As discussed below, on September 17, 2014, the Company completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. The Company used the net proceeds from the offering of the notes, together with borrowings of $350 million under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the Connecticut Acquisition,  which closed on October 24, 2014.

At December 31, 2014, we had a working capital deficit of $26 million,  as compared to a working capital surplus of $317 million at December 31, 2013. The decline in working capital is primarily due to a reduction in cash and cash equivalents of $198 million related to financing the Connecticut Acquisition and an increase in current liabilities of $210 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $226 million, or 15%, in 2014 as compared to 2013.  The decrease was primarily the result of higher acquisition and integration costs and lower adjusted net income before depreciation and amortization during 2014.

We paid $70 million in net cash taxes in 2014 as compared to $94 million and $5 million in net cash taxes in 2013 and 2012, respectively. Our 2014 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the Tax Increase Prevention Act of 2014. Absent any legislative changes in 2015, we expect that our cash tax payments will be in the range of approximately $175 million to $200 million for 2015.

During 2013, the Company contributed four real estate properties with a fair value of $23 million to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value.

In connection with the Connecticut Acquisition, the Company recognized $142 million and $10 million of acquisition and integration costs incurred in 2014 and 2013, respectively, and $23 million and $1 million of interest expense in 2014 and 2013, respectively, related to the Bridge Facility (as defined below).  The Company currently expects that it will incur approximately $450 million of operating expenses and capital expenditures in total related to acquisition and integration activities in 2015 and 2016 associated with the Verizon Transaction.

In connection with the 2010 Acquisition, the Company incurred $82 million of costs related to integration activities during 2012. All integration activities related to the 2010 Acquisition were completed as of the end of 2012.

Cash Flows used by Investing Activities

Capital Expenditures

In 2014, 2013 and 2012, our capital expenditures were, respectively, $688 million, $635 million and $803 million (including $116 million and $54 million, respectively, of integration-related capital expenditures in 2014 for the Connecticut Acquisition and in 2012 for the 2010 Acquisition).  From 2012 through 2014, Frontier received a total of $72 million from the first round of Connect America Fund (CAF) Phase I and $61 million related to the second round of CAF Phase I to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, network expansion funded by the previously received CAF funds amounted to $56 million, $33 million and $5 million in 2014,  2013 and 2012, respectively, enabling and/or upgrading 164,000 households with broadband during that three year period. We anticipate capital expenditures for business operations to increase in 2015 as a result of the Connecticut Acquisition to approximately $650 million to $700 million,  as compared to $572 million in 2014.

Acquisitions

On October 24, 2014, the Company acquired the wireline properties of AT&T in Connecticut for a purchase price of $2 billion in cash, excluding adjustments for working capital. Frontier now owns and operates the wireline business and statewide fiber network

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

that provides services to residential, commercial and wholesale customers in Connecticut. After including working capital adjustments of $18 million, the total purchase price for the Connecticut Acquisition was  $2,018 million.

Cash Flows used by and provided from Financing Activities

Debt Financings

Financing the Connecticut Acquisition

On September 17, 2014, the Company completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021 and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519 million from the offering. The Company used the net proceeds from the offering of the notes, together with borrowings of $350 million under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the Connecticut Acquisition that closed on October 24, 2014.

During 2014, we also entered into secured financings totaling $11 million with four year terms and no stated interest rate for certain equipment purchases.

The 2024 Notes

On April 10, 2013, the Company completed a registered offering of $750 million aggregate principal amount of 7.625% senior unsecured notes due 2024 (the 2024 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $737 million from the offering after deducting underwriting fees.  The Company used the net proceeds from the sale of the notes, together with cash on hand, to finance the April 2013 debt tender offers discussed below.

The 2021 Notes

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021 (the 2021 Notes), issued at a price of 100% of their principal amount. We received net proceeds of $490 million from the offering after deducting underwriting fees and offering expenses. The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and its 7.875% Senior Notes due 2015 (the April 2015 Notes and, together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the 2012 Debt Tender Offer).

The 2023 Notes

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount. We received net proceeds of $588 million from the offering after deducting underwriting fees and offering expenses. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

On October 1, 2012, the Company completed a registered offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount. We received net proceeds of $256 million from the offering after deducting underwriting fees and offering expenses. The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

Debt Reduction

During 2014,  2013 and 2012, we retired an aggregate principal amount of $260 million,  $1,563 million and $757 million, respectively, of debt consisting of $257 million,  $1,563 million and $756 million, respectively, of senior unsecured debt and $1 million in each period, of rural utilities service loan contracts, as discussed below. Additionally, we retired $2 million of other secured debt during 2014.

On April 10, 2013, the Company accepted for purchase $471 million aggregate principal amount of its senior notes tendered for total consideration of $532 million, consisting of $194 million aggregate principal amount of the Company’s 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216 million, and $277 million aggregate principal amount of the Company’s 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316 million.  On April 24, 2013, the Company accepted for purchase $1 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $1 million, $1 million of the April 2015 Notes, tendered for total consideration of $1 million, and $225 million aggregate principal amount of the Company’s 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $268 million.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $105 million ($65 million or $0.06 per share after tax).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Additionally, in 2013, the Company repurchased $209 million of the 2017 Notes in a privately negotiated transaction, along with $17 million of its 8.125% senior notes due 2018 and $79 million of its 8.500% senior notes due 2020 in open market repurchases.  These transactions resulted in a loss on the early extinguishment of debt of $55 million ($34 million or $0.04 per share after tax).

Pursuant to the 2012 Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446 million, and $50 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54 million. The Company used proceeds from the sale of its May 2012 offering of $500 million of the 2021 Notes, plus cash on hand, to purchase the Notes.

The repurchases in the 2012 Debt Tender Offer for the 2014 Notes resulted in a loss on the early extinguishment of debt of $69 million. We also recognized losses of $2 million during the second quarter of 2012 for $78 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On October 1, 2012, the Company purchased $76 million and $59 million aggregate principal amount of the April 2015 Notes and the 2017 Notes, respectively, in open market repurchases for total consideration of $155 million. The repurchases resulted in a loss on the early retirement of debt of $19 million ($12 million or $0.01 per share after tax).

We may from time to time make additional repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions.  We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months.  However, a number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively impact our cash generated from operations. In addition, based on information available to us, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments to us, but this could change in the future. As of December 31, 2014, we had $298 million and $383 million of debt maturing in 2015 and 2016, respectively.

Bridge Facility

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) to finance the Connecticut Acquisition and recognized interest expense related to this commitment of $23 million and $1 million during the years ended December 31, 2014 and 2013, respectively.

On July 16, 2014, the Bridge Facility was reduced by $350 million following execution of the 2014 CoBank Credit Agreement, as defined below. On September 17, 2014, the Bridge Facility, which was undrawn, was terminated upon consummation of the registered debt offering referred to above.

Bank Financing

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $9 million, commencing on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at December 31, 2014 was LIBOR plus 3.375%.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement.  The interest rate on this facility at December 31, 2014 was LIBOR plus 2.875%.

Revolving Credit Facility

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of December 31, 2014, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of December 31, 2014. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at December 31, 2014 would have been 1.50% or 2.50%, respectively, as of December 31, 2014. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Covenants

The terms and conditions contained in our indentures, the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with U.S. GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets,  restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions. We are not subject to restrictions on the payment of dividends either by contract, rule or regulation, other than that imposed by the General Corporation Law of the State of Delaware. However, we would be restricted under the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the Revolving Credit Agreement from declaring dividends if an event of default occurred and was continuing at the time or would result from the dividend declaration.

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

Certain indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications.

As of December 31, 2014, we were in compliance with all of our debt and credit facility covenants.

Dividends

We currently intend to continue to pay regular quarterly dividends. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. On December 11, 2014, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate, commencing with the dividend for the first quarter of 2015. On an annual basis, this plan would increase the dividend from $0.40 to $0.42 per share.  The declarations and payment of future dividends is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2014 is as follows:

($ in thousands)		Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt obligations,
excluding interest	$9,780,736	$297,622	$383,248	$645,156	$619,035	$644,565	$7,191,110
Interest on long-term debt	6,525,133	718,108	720,305	683,732	657,903	593,191	3,151,894
Operating lease obligations	132,080	59,833	11,716	5,951	3,725	4,803	46,052
Capital lease obligations	33,581	3,245	3,300	3,357	3,415	3,474	16,790
Financing lease obligations	100,211	7,043	7,225	7,418	7,632	7,838	63,055
Purchase obligations	62,348	28,401	17,011	16,906	30	-	-
"Take or pay" contract obligations	140,800	140,800	-	-	-	-	-
Liability for uncertain tax positions	19,662	2,521	504	6,680	9,957	-	-
Total	$16,794,551	$1,257,573	$1,143,309	$1,369,200	$1,301,697	$1,253,871	$10,468,901

At December 31, 2014, we had outstanding performance letters of credit totaling $47 million.

In our normal course of business we have obligations under certain non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitment under the arrangement is $141 million for the year ending December 31, 2015. As of December 31, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

As of December 31, 2014, all capital investment commitment requirements of the three state regulatory commissions in connection with the 2010 Acquisition had been satisfied.  All funds had been released from escrow accounts and the Company had no restricted cash related to escrow accounts.

The FCC and certain state regulatory commissions, in connection with granting their approvals the 2010 Acquisition, specified certain capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the territories acquired in the 2010 Acquisition with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the territories acquired in the 2010 Acquisition by the end of 2013, 2014 and 2015, respectively.  As of December 31, 2012, we met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the territories acquired in the 2010 Acquisition by the end of 2013 and 2014, respectively. As of December 31, 2013, we also met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the territories acquired in the 2010 Acquisition by the end of 2013. As of December 31, 2014, we expanded broadband availability in excess of 4 Mbps to 84.5% of the households throughout the territories acquired in the 2010 Acquisition.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions.   There are inherent uncertainties with respect to such estimates and assumptions; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.  The estimates which require the most significant judgment are listed below.

These critical accounting estimates have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.  Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis.  Our estimation process includes general and specific reserves and varies by customer segment.  In 2014 and 2013, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional discussion.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually as of December 31, or more frequently, as circumstances warrant using a two-step process.  The first step in the goodwill impairment test compares the carrying value of net assets of the reporting unit to its fair value. If the fair value exceeds the carrying value, no further testing is required.  However, if the fair value is less than the carrying value, an indication of impairment exists and a second step is performed.  These tests are performed at the reporting unit level, which for us is our five regional operating segments.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports have historically supported a range of fair values of multiples between 5.5x and 7.5x annualized EBITDA.  For the purpose of the goodwill impairment test we define 2014 EBITDA as operating income, net of acquisition and integration costs, non-cash pension and OPEB costs, and severance costs, plus depreciation and amortization.  We estimated the enterprise fair value using a multiple of 6.25x EBITDA. Once determined, this estimate of enterprise fair value is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA. The result of this first step indicated that fair values of each reporting unit exceed their carrying values. As a result, the second step of the goodwill impairment test was not required. Had we reduced the EBITDA multiple to 5.75x EBITDA, there still would be no indicator of impairment.  For more information on goodwill, see Note 6 of the Notes to Consolidated Financial Statements.

The Company monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other rural ILEC properties, the Company’s overall financial performance, the market prices for the Company’s common stock, and the potential impact that changes in such circumstances might have on the valuation of the Company’s goodwill or other intangible assets.

Depreciation and Amortization

The calculation of depreciation and amortization expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets.  Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2014 and did not result in any significant changes in remaining lives for any of our asset categories. A one year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately $100 million to depreciation expense.

Our finite-lived intangibles consist principally of customer base; $2.5 billion from the 2010 Acquisition and $590 million from the recently completed Connecticut Acquisition.  These customer bases are being amortized on an accelerated method because this method most closely resembles the projected underlying revenue streams. In assigning lives, which range from between nine and 12 years, a separate evaluation and determination is made for residential and business customers.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional discussion.

Asset Impairments

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

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2014, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1.3 billion. During 2014, we contributed $95 million to these plans and recorded $74 million of expense before capitalization. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation.  As of December 31, 2014 and 2013, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 4.10% as of December 31, 2014 for our qualified pension plan, compared to rates of 4.90% and 4.00% in 2013 and 2012, respectively.  The discount rate for postretirement plans as of December 31, 2014 was a range of 4.10% to 4.20%  compared to a range of 4.90% to 5.20% in 2013 and 4.00% to 4.20% in 2012.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2014:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(79)	$84

Other postretirement plans
Accumulated postretirement benefit obligation	$(27)	$29

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year.  In 2012, 2013 and 2014, our expected long-term rate of return on plan assets was 7.75%, 8.00% and 7.75%, respectively.  Our actual return on plan assets in 2014 was 11.9%.  For 2015, we will assume a rate of return of 7.75%. Our pension plan assets are valued at fair value as of the measurement date.

We expect that our pension and other postretirement benefit expenses for 2015 will be approximately $85 million to $105 million before amounts capitalized into the cost of capital expenditures.  We expect to make contributions to our pension plan of approximately $100 million in 2015.

For additional information regarding our pension and other postretirement benefits see Note 16 to the Notes to Consolidated Financial Statements.

Income Taxes

We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of temporary differences between the financial statement basis and the tax basis of assets and liabilities using tax rates expected to be in effect when the temporary differences are expected to reverse. Actual income taxes could vary from these estimates due to future changes in governing law or review by taxing authorities.

We use a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $19.7 million as of December 31, 2014 including interest of $0.4 million. For additional information regarding our accounting for income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates.

The Company allocated $2.0 billion in total consideration to the “fair market value” of the assets and liabilities acquired in the Connecticut Acquisition. The estimates of the fair values assigned to property, plant and equipment, customer list and goodwill, are more fully described in Note  3 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part IV of this report for additional information related to recent accounting literature.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, as well as our floating rate indebtedness. As of December 31, 2014,  92% of our long-term debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2014 and 2013. The Company believes that its exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $753 million of our outstanding borrowings at December 31, 2014 have floating interest rates. In addition, our undrawn $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2014, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2014, the fair value of our long-term debt was estimated to be approximately $10 billion, based on our overall weighted average borrowing rate of 7.62% and our overall weighted average maturity of approximately eight years.  As of December 31, 2014, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2013.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2014 is limited to our pension plan assets.  We have no other security investments of any significant amount.

The Company’s pension plan assets increased from $1,217 million at December 31, 2013 to $1,673 million at December 31, 2014, an increase of $456 million, or 38%. This increase is a result of asset transfers from the AT&T pension plan trusts of $343 million related to the Connecticut Acquisition, including approximately $35 million that represents a receivable of the Plan as of December 31, 2014, positive investment returns of $140 million and cash contributions of $83 million,  partially offset by benefit payments of $110 million. Our 2014 total contributions reflect the impact of the extension of funding relief included in the Highway and Transportation Funding Act of 2014. We expect that we will make contributions to our pension plan of approximately $100 million in 2015.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2014, that our disclosure controls and procedures were effective.

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

      (c)   Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at December 31, 2014.

There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. The original COSO Framework was published in 1992 and was recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We adopted the 2013 Framework during 2014, which did not have a significant impact on the Company.

Item 9B.     Other Information

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

Executive Officers of the Registrant

Our Executive Officers as of February 13, 2015 were:

7
Name	Age	Current Position and Officer
Kathleen Q. Abernathy	58	Executive Vice President, External Affairs
Donald Daniels	47	Senior Vice President and Controller
John M. Jureller	55	Executive Vice President and Chief Financial Officer
Daniel J. McCarthy	50	President and Chief Operating Officer and a Director
Cecilia K. McKenney	52	Executive Vice President, Human Resources and Administrative Services
Mark D. Nielsen	50	Senior Vice President, General Counsel and Secretary
Mary Agnes Wilderotter	60	Chairman of the Board and Chief Executive Officer

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

DONALD DANIELS joined Frontier in July 2014 as Senior Vice President and Controller.  From October 2002 to July 2014 he held various positions with JetBlue Airways Corporation, including Corporate Controller, Chief Accounting Officer, Vice President and Controller, Assistant Controller, and Director of Financial Reporting.  Prior to that Mr. Daniels held various positions of increasing responsibility at Delta Air Lines and Deloitte and Touche, LLP.  Mr. Daniels is a veteran of the United States Army and a certified public accountant.

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

DANIEL J. McCARTHY has been with Frontier since December 1990. He has served as a Director of Frontier since May 2014. He is currently President and Chief Operating Officer. Previously, he was Executive Vice President and Chief Operating Officer from January 2006 to April 2012 and Senior Vice President, Field Operations from December 2004 to December 2005.  Prior to that, he was Senior Vice President, Broadband Operations from January 2004 to December 2004, President and Chief Operating Officer of Electric Lightwave from January 2002 to December 2004, President and Chief Operating Officer, Public Services Sector from November 2001 to January 2002, Vice President and Chief Operating Officer, Public Services Sector from March 2001 to November 2001 and Vice President, Citizens Arizona Energy from April 1998 to March 2001.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

MARK D. NIELSEN joined Frontier in March 2014 as Senior Vice President, General Counsel, and Secretary.  Prior to this, he was Associate General Counsel and Chief Compliance Office for Praxair Inc.  From 2007 to 2009, he was Vice President and Assistant General Counsel of Raytheon Company.  Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney (2004-2007).

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

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV

Item 15.Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)    Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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
2.2

Securities Purchase Agreement, dated as of February 5, 2015, by and between Verizon Communications Inc. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 5, 2015).*

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
4.1

Indenture of Securities, dated as of August 15, 1991, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.2

Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.68% Debentures due 2034 (filed as Exhibit 4.100.7 to the Company’s Current Report on Form 8-K filed on January 3, 1995).*

4.3

Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.45% Debentures due 2035 (filed as Exhibit 4.100.8 to the Company’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

4.4

Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7% Debentures due 2025 (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

4.5

Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 6.8% Debentures due 2026 (filed as Exhibit 4.100.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.6

Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between the Company and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.05% Debentures due 2046 (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.7

Indenture, dated as of August 16, 2001, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee, with respect to 9% Senior Notes due 2031 (including the form of note attached thereto) (filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 22, 2001).*

4.8

Indenture, dated as of December 22, 2006, between the Company and The Bank of New York, as Trustee, with respect to 7.875% Senior Notes due 2027 (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2006).*

4.9

Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 6.625% Senior Notes due 2015 (including the form of such note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “March 27, 2007 8-K”)).*

4.10

Indenture dated as of March 23, 2007 by and between the Company and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*

4.11

Indenture dated as of April 9, 2009, between the Company and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.12

Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between the Company and The Bank of New York Mellon, as Trustee, with respect to 8.125% Senior Notes due 2018 (including the form of note attached thereto) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).*

4.13

Third Supplemental Indenture to the April 2009 Indenture, dated as of May 22, 2012, between the Company and The Bank of New York Mellon, as Trustee, with respect to 9.25% Senior Notes due 2021 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)).  *

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.14	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K). *
4.15

Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between the Company and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.16	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K). *
4.17

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between the Company and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012).  *

4.18

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between the Company and  The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”).*

4.19

Sixth Supplemental Indenture dated as of September 17, 2014 between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 17, 2014 (the September 17, 2014 8-K”)).*

4.20

Seventh Supplemental Indenture dated as of September 17, 2014 between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).*

4.21	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
4.22

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.23

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between the Company and The Bank of New York Mellon, as Trustee, with respect to 7.875% Senior Notes due 2015, 8.25% Senior Notes due 2017, 8.5% Senior Notes due 2020, and 8.75% Senior Notes due 2022 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.24

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.25

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.26	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*
10.1

Credit Agreement, dated as of October 14, 2011, among the Company, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2011).*

10.2

Credit Agreement, dated as of June 2, 2014, by and among the Company, as the Borrower, and the Lenders party thereto and CoBank, ACB, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014) (the “June 30, 2014 10-Q”).*

10.3

Credit Agreement, dated as of June 2, 2014,  among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on June 2, 1014).*

10.4

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and the Company, (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2009).*

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

10.17

Change in Control Letter Agreement, dated April 27, 2012, between the Company and Daniel J. McCarthy (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012).*

10.18

Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).  *

10.19	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between the Company and Cecilia K. McKenney (filed as Exhibit 10.5 to the June 30, 2012 10-Q).*
10.20

Amended and Restated Employment Agreement, dated as of March 8, 2013, between the Company and Mary Agnes Wilderotter (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2013).*

10.21	Offer of Employment Letter, dated January 15, 2014, between the Company and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).*
10.22	Offer of Employment Letter, dated June 9, 2014, between the Company and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q). *
10.23	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).*
10.24	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 10-K).*
10.25	Form of LTIP Agreement for CEO (filed as Exhibit 10.32 to the 2012 10-K). *
10.26	Form of LTIP Agreement for named executive officers other than CEO (filed as exhibit 10.33 to the 2012 10-K).*
10.27	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans.
12.1	Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“SOXA”).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of SOXA.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits 10.6 through 10.27 are management contracts or compensatory plans or arrangements.

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

February 24, 2015

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2015.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Controller
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ John M. Jureller	Executive Vice President and Chief Financial Officer
(John M. Jureller)	(Principal Financial Officer)

/s/ Daniel McCarthy	Director and President and Chief Operating Officer
(Daniel McCarthy)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Virginia P. Ruesterholz	Director
(Virginia P. Ruesterholz)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Chairman of the Board and Chief Executive Officer
(Mary Agnes Wilderotter)	(Principal Executive Officer)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-4

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-5

Consolidated Statements of Income for the years ended
December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Equity for the years ended
December 31, 2014, 2013 and 2012	F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012	F-8

Notes to Consolidated Financial Statements	F-9

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Mary Agnes Wilderotter	/s/ John M. Jureller
Mary Agnes Wilderotter	John M. Jureller
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Stamford, Connecticut

February 24, 2015

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 24, 2015

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Frontier Communications Corporation:

We have audited Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 24, 2015

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

($ in thousands, except for share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$682,134	$880,039
Accounts receivable, less allowances of $71,571 and $71,362, respectively	614,164	479,210
Prepaid expenses	60,598	68,573
Income taxes and other current assets	129,196	191,017
Total current assets	1,486,092	1,618,839

Property, plant and equipment, net	8,566,048	7,255,762
Goodwill	7,205,357	6,337,719
Other intangibles, net	1,499,864	1,214,932
Other assets	216,669	208,232
Total assets	$18,974,030	$16,635,484

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$297,622	$257,916
Accounts payable	379,255	327,256
Advanced billings	179,058	137,319
Accrued other taxes	80,090	66,276
Accrued interest	214,226	188,639
Pension and other postretirement benefits	123,794	111,713
Other current liabilities	238,031	212,468
Total current liabilities	1,512,076	1,301,587

Deferred income taxes	2,938,907	2,417,108
Pension and other postretirement benefits	1,140,677	725,333
Other liabilities	239,078	262,308
Long-term debt	9,485,615	7,873,667

Equity:
Common stock, $0.25 par value (1,750,000,000 authorized shares,
1,002,469,000 and 999,462,000 outstanding, respectively, and
1,027,986,000 issued, at December 31, 2014 and 2013)	256,997	256,997
Additional paid-in capital	3,990,160	4,321,056
Retained earnings	108,754	76,108
Accumulated other comprehensive loss, net of tax	(404,328)	(260,530)
Treasury stock	(293,906)	(338,150)
Total equity	3,657,677	4,055,481
Total liabilities and equity	$18,974,030	$16,635,484

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ in thousands, except for per-share amounts)

	2014	2013	2012

Revenue	$4,772,490	$4,761,576	$5,011,853

Operating expenses:
Network access expenses	465,395	431,073	441,588
Network related expenses	1,118,427	1,083,555	1,133,692
Selling, general and administrative expenses	1,088,180	1,057,513	1,100,861
Depreciation and amortization	1,138,942	1,169,500	1,266,807
Pension settlement costs	-	44,163	-
Acquisition and integration costs	141,605	9,652	81,737
Total operating expenses	3,952,549	3,795,456	4,024,685

Gain on sale of Mohave partnership interest	-	14,601	-

Operating income	819,941	980,721	987,168

Investment and other income, net	38,996	9,177	20,132
Losses on early extinguishment of debt	-	159,780	90,363
Interest expense	695,500	667,398	687,985

Income before income taxes	163,437	162,720	228,952
Income tax expense	30,544	47,242	75,638

Net income	132,893	115,478	153,314
Less: Income attributable to the noncontrolling
interest in a partnership	-	2,643	16,678

Net income attributable to common shareholders
of Frontier	$132,893	$112,835	$136,636

Basic net income per common share attributable
to common shareholders of Frontier	$0.13	$0.11	$0.14

Diluted net income per common share attributable
to common shareholders of Frontier	$0.13	$0.11	$0.13

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ in thousands)

	2014	2013	2012

Net income	$132,893	$115,478	$153,314
Pension settlement costs, net of tax (see Notes 13 and 16)	-	27,381	-
Other comprehensive income (loss), net of tax (see Note 13)	(143,798)	195,665	(96,613)
Comprehensive income (loss)	(10,905)	338,524	56,701

Less: Income attributable to the
noncontrolling interest in a partnership	-	2,643	16,678

Comprehensive income (loss) attributable to the common
shareholders of Frontier	$(10,905)	$335,881	$40,023

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ and shares in thousands)

	Equity of Frontier
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Equity

Balance December 31, 2011	1,027,986	$256,997	$4,773,383	$226,721	$(386,963)	(32,858)	$(415,001)	$13,997	$4,469,134
Stock plans	-	-	(34,582)	-	-	3,282	46,408	-	11,826
Dividends on common stock	-	-	(99,238)	(300,152)	-	-	-	-	(399,390)
Net income	-	-	-	136,636	-	-	-	16,678	153,314
Other comprehensive loss, net
of tax	-	-	-	-	(96,613)	-	-	-	(96,613)
Distributions	-	-	-	-	-	-	-	(19,000)	(19,000)
Balance December 31, 2012	1,027,986	256,997	4,639,563	63,205	(483,576)	(29,576)	(368,593)	11,675	4,119,271
Stock plans	-	-	(18,671)	-	-	1,052	30,443	-	11,772
Dividends on common stock	-	-	(299,836)	(99,932)	-	-	-	-	(399,768)
Net income	-	-	-	112,835	-	-	-	2,643	115,478
Pension settlement costs, net of tax	-	-	-	-	27,381	-	-	-	27,381
Other comprehensive income, net
of tax	-	-	-	-	195,665	-	-	-	195,665
Distributions	-	-	-	-	-	-	-	(6,400)	(6,400)
Sale of Mohave partnership interest	-	-	-	-	-	-	-	(7,918)	(7,918)
Balance December 31, 2013	1,027,986	256,997	4,321,056	76,108	(260,530)	(28,524)	(338,150)	-	4,055,481
Stock plans	-	-	(30,251)	-	-	3,007	44,244	-	13,993
Dividends on common stock	-	-	(300,645)	(100,247)	-	-	-	-	(400,892)
Net income	-	-	-	132,893	-	-	-	-	132,893
Other comprehensive loss, net
of tax	-	-	-	-	(143,798)	-	-	-	(143,798)
Balance December 31, 2014	1,027,986	$256,997	$3,990,160	$108,754	$(404,328)	(25,517)	$(293,906)	$-	$3,657,677

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

($ in thousands)

	2014	2013	2012

Cash flows provided by (used in) operating activities:
Net income	$132,893	$115,478	$153,314
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,138,942	1,169,500	1,266,807
Losses on early extinguishment of debt	-	159,780	90,363
Pension settlement costs	-	44,163	-
Pension/OPEB costs	(18,026)	37,243	28,087
Stock based compensation expense	23,462	16,932	16,775
Gains on sale of assets	(37,041)	(14,601)	-
Other non-cash adjustments	32,129	11,065	10,319
Deferred income taxes	(77,876)	(7,510)	80,501
Change in accounts receivable	(61,528)	50,487	43,813
Change in accounts payable and other liabilities	89,666	(6,507)	(148,906)
Change in prepaid expenses, income taxes and other current assets	47,451	(80,403)	11,400
Net cash provided by operating activities	1,270,072	1,495,627	1,552,473

Cash flows provided from (used by) investing activities:
Cash paid for the Connecticut Acquisition	(2,017,787)	-	-
Capital expenditures - Business operations	(572,443)	(634,685)	(748,407)
Capital expenditures - Integration activities	(115,653)	-	(54,097)
Network expansion funded by Connect America Fund	(56,453)	(32,748)	(4,830)
Grant funds received for network expansion from Connect
America Fund	3,748	63,636	65,981
Proceeds on sale of assets	38,636	17,755	-
Cash transferred from escrow	11,411	31,249	102,020
Other	32,820	12,300	4,394
Net cash used by investing activities	(2,675,721)	(542,493)	(634,939)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	1,911,125	750,000	1,360,625
Financing costs paid	(40,496)	(19,360)	(27,852)
Long-term debt payments	(259,935)	(1,563,022)	(756,953)
Premium paid to retire debt	-	(159,429)	(72,290)
Dividends paid	(400,892)	(399,768)	(399,390)
Other	(2,058)	(8,048)	(21,236)
Net cash provided from (used by) financing activities	1,207,744	(1,399,627)	82,904

(Decrease)/Increase in cash and cash equivalents	(197,905)	(446,493)	1,000,438
Cash and cash equivalents at January 1,	880,039	1,326,532	326,094

Cash and cash equivalents at December 31,	$682,134	$880,039	$1,326,532

Supplemental cash flow information:
Cash paid during the period for:
Interest	$655,531	$667,753	$636,485
Income taxes, net	$70,390	$94,161	$4,715

Non-cash investing and financing activities:
Capital lease obligations	$-	$-	$26,596
Financing obligation for contributions of real property to pension plan	$-	$23,422	$-
Reduction of pension obligation	$-	$(23,422)	$-
Increase (decrease) in capital expenditures due to changes
in accounts payable	$(15,271)	$39,847	$9,802

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:

(a)   Description of Business:

Frontier Communications Corporation (Frontier) is a communications company providing services mainly to rural areas and small and medium-sized towns and cities as an incumbent local exchange carrier (ILEC).  Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

Effective October 24, 2014, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition, as described in Note 3 - Acquisitions. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the Connecticut operations, as defined in Note 3 – Acquisitions, from the date of acquisition on October 24, 2014.

(b)  Basis of Presentation and Use of Estimates:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain reclassifications of amounts previously reported have been made to conform to the current presentation, as described in Note 1(l) – Disaggregation of Network Related Expenses and Selling, General and Administrative Expenses.  All significant intercompany balances and transactions have been eliminated in consolidation.

Frontier had a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet were included in our consolidated financial statements through its date of disposal on April 1, 2013.  The minority interest of the limited partners was reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of income as “Income attributable to the noncontrolling interest in a partnership.”  On April 1, 2013, the Company sold its partnership interest in Mohave and received proceeds of $18 million.  The Company recognized a gain on sale of approximately $15 million before taxes in 2013.

For our financial statements as of and for the period ended December 31, 2014, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this annual report on Form 10-K with the Securities and Exchange Commission (SEC).

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the allowance for doubtful accounts, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, business combinations,  and pension and other postretirement benefits, among others.

(c)   Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(d)  Revenue Recognition:

Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services (including data services), switched access services, non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of income and accrued in accounts receivable in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As required by law, the Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of income.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of income and included within “Revenue” and “Network related expenses” of $125  million, $118 million and $120 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(e)  Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties.  Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

(f)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We annually as of December 31, or more frequently, as circumstances warrant, examine the carrying value of our goodwill and trade name to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP. In October 2014, and as a result of the completion of the Connecticut Acquisition, the Company reorganized into five regional operating segments.  Our operating segments consist of the following regions: Central, East, Mid-Atlantic, National and West. Our regional operating segments are aggregated into one reportable segment. In conjunction with the reorganization of our operating segments, we reassigned goodwill using a relative fair value allocation approach.

The Company amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(k)  Net Income Per Common Share Attributable to Common Shareholders:

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income per common share attributable to common shareholders of Frontier. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 12 – Net Income Per Common Share.

(l)   Disaggregation of Network Related Expenses and Selling, General and Administrative Expenses:

Historically, the Company has included network related expenses such as facility rent, utilities, maintenance and other costs, each related to the operation of Frontier’s communications network, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services as well as operation and maintenance of its communications network, within the line item "Other operating expenses" in its Consolidated Statements of Income.  Effective with the year ended December 31, 2014, these network related expenses are being reported separately as “Network related expenses” in the Consolidated Statements of Income.

Additionally, the Company has historically included selling, general and administrative expenses such as salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses, within the line item “Other operating expenses” in its Consolidated Statements of Income.  Effective with the year ended December 31, 2014, these selling, general and administrative expenses are being reported separately as “Selling, general and administrative expenses” in the Consolidated Statements of Income.

As a result of the above, the Company also revised the Consolidated Statements of Income as follows:

($ in thousands)	As Previously Reported	Adjustment	Revised Reporting

Year ended December 31, 2013
Other operating expenses	$2,141,068	$(2,141,068)	$-
Network related expenses	-	1,083,555	1,083,555
Selling, general and administrative expenses	-	1,057,513	1,057,513
Total operating expenses	3,795,456	-	3,795,456

Year ended December 31, 2012
Other operating expenses	$2,234,553	$(2,234,553)	$-
Network related expenses	-	1,133,692	1,133,692
Selling, general and administrative expenses	-	1,100,861	1,100,861
Total operating expenses	4,024,685	-	4,024,685

The changes outlined above do not affect the Company’s previously reported Consolidated Total Operating Expenses, Operating Income, Net Income or Income per Share in the Consolidated Statements of Income, or any items reported in the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Changes in Stockholders’ Equity.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)   Recent Accounting Pronouncements:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact of adopting the new standard, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

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

Internal Control – Integrated Framework

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. The original COSO Framework was published in 1992 and was recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We adopted the 2013 Framework during 2014, which did not have a significant impact on the Company.

(3)   Acquisitions:

The Connecticut Acquisition

On October 24, 2014,  pursuant to the stock purchase agreement dated December 16, 2013, as amended, the Company acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2 billion in cash, excluding adjustments for working capital.  Following the Connecticut Acquisition, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut (the Connecticut operations).  The Company also acquired the AT&T  U-verse® video and DISH satellite TV customers in Connecticut. See Note 7 for further discussion related to financing the Connecticut Acquisition.

In connection with the Connecticut Acquisition, the Company incurred $142 million of operating expenses, consisting of $15 million and $127 million of acquisition and integration costs, respectively, and $116 million in capital expenditures related to the Connecticut Acquisition during 2014. The Company incurred $10 million of acquisition costs related to the Connecticut Acquisition during the fourth quarter of 2013.

Our consolidated statement of income for the year ended December 31, 2014 includes $216 million of revenue and $38 million of operating income related to the results of the Connecticut operations from the date of its acquisition on October 24, 2014.

The allocation of the purchase price of the Connecticut operations was based on the fair value of assets acquired and liabilities assumed as of October 24, 2014, the effective date of the Connecticut Acquisition. Our assessment of fair value is preliminary, and will be adjusted for information that is currently not available to us, primarily related to the tax basis of assets acquired, certain accruals and contingencies, pension assets and liabilities, as well as other assumed postretirement benefit obligations.

The fair value amounts recorded for the allocation of the purchase price as of October 24, 2014 are preliminary and certain items are subject to change.  The most significant items include: legal and tax accruals; accounts receivable;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

property, plant and equipment; customer list intangibles; other working capital “true-up” adjustments; deferred income tax assets and liabilities, pending AT&T providing us with tax values for the assets and liabilities of the Connecticut operations; and pension and other postretirement liabilities, pending completion of actuarial studies and the related transfer of pension assets.

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Connecticut Acquisition, based on the total transaction consideration of $2,018  million. These preliminary estimates will be revised in future periods and the revisions may materially affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in thousands)

Current assets	$73,631
Property, plant & equipment	1,450,057
Goodwill	867,638
Other intangibles - customer list	590,000
Other assets	336
Current liabilities	(101,590)
Deferred income taxes	(647,525)
Other liabilities	(214,760)
Total net assets acquired	$2,017,787

The total consideration exceeded the net estimated fair value of the assets acquired and liabilities assumed by $868 million, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. Of this amount, goodwill associated with the Connecticut Acquisition of $75 million is deductible for income tax purposes.

The securities purchase agreement provides for a post-closing adjustment for working capital, pension liabilities transferred and pension assets. Frontier and AT&T have not finalized the results of these calculations. If an adjustment is made for the working capital “true-up,” the purchase price allocation will be revised.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the Connecticut operations as if the Connecticut Acquisition had occurred as of January 1, 2013. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the Connecticut Acquisition been completed as of January 1, 2013. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the Connecticut Acquisition.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions, except per share amounts)	(Unaudited)
	For the year ended December 31,
	2014	2013

Revenue	$5,775	$6,011

Operating income	$985	$1,049

Net income attributable to common
shareholders of Frontier	$191	$83

Basic and diluted net income per
common share attributable to
common shareholders of Frontier	$0.19	$0.08

(4)   Accounts Receivable:

The components of accounts receivable, net at December 31, 2014 and 2013 are as follows:

($ in thousands)	2014	2013

Retail and Wholesale	$629,816	$498,717
Other	55,919	51,855
Less: Allowance for doubtful accounts	(71,571)	(71,362)
Accounts receivable, net	$614,164	$479,210

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 is as follows:

($ in thousands)	Balance at beginning of Period	Charged to Other Revenue	Charged (Credited) to Switched and Nonswitched Revenue and Other Accounts	Write-offs and Recoveries	Balance at end of Period

2012	$107,048	$74,332	$14,396	$(102,509)	$93,267
2013	93,267	68,965	(3,203)	(87,667)	71,362
2014	71,362	61,138	(22)	(60,907)	71,571

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $61 million, $66 million and $89 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)   Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2014 and 2013 are as follows:

($ in thousands)	Estimated Useful Lives	2014	2013

Land	N/A	$147,044	$126,483
Buildings and leasehold improvements	41 years	1,325,865	1,061,097
General support	5 to 17 years	1,037,279	977,941
Central office/electronic circuit equipment	5 to 11 years	5,933,450	5,222,928
Poles	49 years	671,931	549,322
Cable and wire	15 to 30 years	6,973,234	6,259,292
Conduit	60 years	509,418	359,974
Other	12 to 30 years	46,485	43,144
Construction work in progress		301,189	250,516
Property, plant and equipment		16,945,895	14,850,697
Less: Accumulated depreciation		(8,379,847)	(7,594,935)
Property, plant and equipment, net		$8,566,048	$7,255,762

Depreciation expense is principally based on the composite group method.  Depreciation expense was $835  million,  $841 million and $845 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As a result of our annual independent study of the estimated remaining useful lives of our plant assets, we adopted new estimated remaining useful lives for certain plant assets as of October 1, 2014, with an insignificant  impact to depreciation expense. In addition, we commissioned an independent study to determine the estimated useful lives for assets acquired during the Connecticut Acquisition. These new lives were adopted effective October 24, 2014.

(6)   Goodwill and Other Intangibles:

The components of goodwill by the reporting units in effect as of December 31, 2014 and 2013 are as follows:

($ in thousands)	2014	2013

Central	$1,815,498	$1,815,498
East	1,711,061	2,003,574
Mid-Atlantic	1,160,151	-
National	1,218,113	1,218,113
West	1,300,534	1,300,534
Total Goodwill	$7,205,357	$6,337,719

The components of other intangibles at December 31, 2014 and 2013 are as follows:

($ in thousands)	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangibles:
Customer base	$3,017,648	$(1,640,324)	$1,377,324	$2,427,648	$(1,336,852)	$1,090,796
Trade name and license	122,540	-	122,540	124,136	-	124,136
Total other intangibles	$3,140,188	$(1,640,324)	$1,499,864	$2,551,784	$(1,336,852)	$1,214,932

Amortization expense was $303 million,  $328 million and $422 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense mainly represents the accelerated amortization of our customer base acquired as a result of the Connecticut Acquisition and an acquisition of certain Verizon Communications Inc. properties in 2010 (the

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2010 Acquisition) based on a useful life of nine to 12 years. Amortization expense for 2012 included $38 million for amortization associated with certain software licenses that were acquired in the 2010 Acquisition and are no longer required for operations as a result of the completed systems conversions and $11 million for amortization associated with certain properties, each of which were fully amortized in 2012. Amortization expense, based on our current estimate of useful lives, is estimated to be approximately $345 million in 2015,  $290 million in 2016,  $235 million in 2017,  $180 million in 2018 and $125 million in 2019.

(7)   Long-Term Debt:

The activity in our long-term debt from December 31, 2013 to December 31, 2014 is summarized as follows:

		Year Ended
		December 31, 2014			Interest
					Rate at
	December 31,	Payments	New	December 31,	December 31,
($ in thousands)	2013	and Retirements	Borrowings	2014	2014 *

Senior Unsecured Debt	$8,107,066	$(257,500)	$1,900,000	$9,749,566	7.63%
Other Secured Debt	13,550	(2,019)	11,125	22,656	3.77%
Rural Utilities Service Loan Contracts	8,930	(416)	-	8,514	6.15%
Total Long-Term Debt	$8,129,546	$(259,935)	$1,911,125	$9,780,736	7.62%

Less: Debt (Discount)/Premium	2,037			2,501
Less: Current Portion	(257,916)			(297,622)
	$7,873,667			$9,485,615

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2014 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our Senior Unsecured Debt at December 31, 2014 and 2013 is as follows:

($ in thousands)	2014		2013

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
5/1/2014	$-	-	$200,000	8.250%
3/15/2015	105,026	6.625%	105,026	6.625%
4/15/2015	96,872	7.875%	96,872	7.875%
10/14/2016 *	402,500	3.045% (Variable)	460,000	3.045% (Variable)
4/15/2017	606,874	8.250%	606,874	8.250%
10/1/2018	582,739	8.125%	582,739	8.125%
3/15/2019	434,000	7.125%	434,000	7.125%
10/24/2019 **	350,000	3.545% (Variable)	-	-
4/15/2020	1,021,505	8.500%	1,021,505	8.500%
7/1/2021	500,000	9.250%	500,000	9.250%
9/15/2021	775,000	6.250%	-	-
4/15/2022	500,000	8.750%	500,000	8.750%
1/15/2023	850,000	7.125%	850,000	7.125%
4/15/2024	750,000	7.625%	750,000	7.625%
1/15/2025	775,000	6.875%	-	-
11/1/2025	138,000	7.000%	138,000	7.000%
8/15/2026	1,739	6.800%	1,739	6.800%
1/15/2027	345,858	7.875%	345,858	7.875%
8/15/2031	945,325	9.000%	945,325	9.000%
10/1/2034	628	7.680%	628	7.680%
7/1/2035	125,000	7.450%	125,000	7.450%
10/1/2046	193,500	7.050%	193,500	7.050%
	9,499,566		7,857,066
Subsidiary Debentures Due:
2/15/2028	200,000	6.730%	200,000	6.730%
10/15/2029	50,000	8.400%	50,000	8.400%
Total	$9,749,566	7.45% ***	$8,107,066	7.78% ***

*      Represents borrowings under the 2011 CoBank Credit Agreement, as defined below.

**    Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

***  Interest rate represents a weighted average of the stated interest rates of multiple issuances.

On June 2, 2014, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is the fifth anniversary of the draw date. Repayment of the outstanding principal balance will be made in quarterly installments in the amount of $9 million, commencing one full fiscal quarter after the draw date, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at December 31, 2014 was LIBOR plus 3.375%.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On June 2, 2014, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018 and terminated its existing revolving credit facility (the Prior Revolving Credit Facility) under the Credit Agreement, dated as of May 3, 2013, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Prior Revolving Credit Agreement). As of December 31, 2014,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of December 31, 2014. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The current pricing on this facility would have been 1.50% or 2.50%, respectively, as of December 31, 2014. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.  The terms of the Revolving Credit Facility are substantially similar to the terms of the Prior Revolving Credit Facility.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement).  The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments in the amount of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement.  The current pricing on this facility is LIBOR plus 2.875%.

On September 17, 2014, the Company completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519 million from the offering. The Company used the net proceeds from the offering of the notes, together with borrowings under the 2014 CoBank Credit Agreement, as defined above, and cash on hand, to finance the Connecticut Acquisition, which closed on October 24, 2014. See Note 3 for further discussion of the Connecticut Acquisition.

During 2014, we also entered into secured financings totaling $11 million with four year terms and no stated interest rate for certain equipment purchases.

On April 10, 2013, the Company completed a registered debt offering of $750 million aggregate principal amount of 7.625% senior unsecured notes due 2024, issued at a price of 100% of their principal amount. We received net proceeds of $737 million from the offering after deducting underwriting fees. The Company used the net proceeds from the sale of the notes, together with cash on hand, to finance the cash tender offers discussed below.

On April 10, 2013, the Company accepted for purchase $471 million aggregate principal amount of its senior notes tendered for total consideration of $532 million, consisting of $194 million aggregate principal amount of the Company’s 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216 million, and $277 million aggregate principal amount of the Company’s 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316 million. On April 24, 2013, the Company accepted for purchase $1 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $1 million, $1 million of the April 2015 Notes, tendered for total consideration of $1 million, and $225 million aggregate principal amount of the Company’s 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $268 million. The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $105 million, ($65 million or $0.06 per share after tax).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additionally, during the second quarter of 2013, the Company repurchased $209 million of the 2017 Notes in a privately negotiated transaction, along with $17 million of its 8.125% senior notes due 2018 and $79 million of its 8.500% senior notes due 2020 in open market repurchases. These transactions resulted in a loss on the early extinguishment of debt of $55 million ($34 million or $0.04 per share after tax).

On May 17, 2012, the Company completed a registered offering of $500 million aggregate principal amount of 9.250% senior unsecured notes due 2021, issued at a price of 100% of their principal amount. We received net proceeds of $490 million from the offering after deducting underwriting fees and offering expenses. The Company also commenced a tender offer to purchase the maximum aggregate principal amount of its 8.250% Senior Notes due 2014 (the 2014 Notes) and the April 2015 Notes (and together with the 2014 Notes, the Notes) that it could purchase for up to $500 million in cash (the 2012 Debt Tender Offer).

Pursuant to the 2012 Debt Tender Offer, the Company accepted for purchase $400 million aggregate principal amount of 2014 Notes, tendered for total consideration of $446 million, and $50 million aggregate principal amount of April 2015 Notes, tendered for total consideration of $54 million.  The Company used proceeds from the sale of its May 2012 offering of $500 million of 9.250% Senior Notes due 2021, plus cash on hand, to purchase the Notes.

In connection with the 2012 Debt Tender Offer and repurchase of the Notes, the Company recognized a loss of $69 million for the premium paid on the early extinguishment of debt during 2012.  We also recognized losses of $2 million during 2012 for $78 million in total open market repurchases of our 6.25% Senior Notes due 2013.

On August 15, 2012, the Company completed a registered offering of $600 million aggregate principal amount of 7.125% senior unsecured notes due 2023 (the 2023 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $588 million from the offering after deducting underwriting fees and offering expenses.  The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

On October 1, 2012, the Company completed a registered debt offering of $250 million aggregate principal amount of the 2023 Notes, issued at a price of 104.250% of their principal amount.  We received net proceeds of $256 million from the offering after deducting underwriting fees and offering expenses. The notes are an additional issuance of, are fully fungible with and form a single series voting together as one class with the $600 million aggregate principal amount of the 2023 Notes issued by the Company on August 15, 2012. The Company used the net proceeds from the sale of the notes to repurchase or retire existing indebtedness in 2013.

On October 1, 2012, the Company accepted for purchase $76 million and $59 million aggregate principal amount of the April 2015 Notes and the 2017 Notes, respectively, in open market repurchases for total consideration of $155 million. The repurchases resulted in a loss on the early retirement of debt of $19 million.

As of December 31, 2014, we were in compliance with all of our debt and credit facility financial covenants.

Our future principal payments are as follows as of December 31, 2014:

Principal
($ in thousands)	Payments

2015	$297,622
2016	$383,248
2017	$645,156
2018	$619,035
2019	$644,565
Thereafter	$7,191,110

Other Obligations

During 2013, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $23 million. The Company has entered into leases for the contributed properties with

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

initial terms of 15 years at a combined aggregate annual rent of approximately $2 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, the Company continues to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized. An obligation of $23 million was recorded in our consolidated balance sheet within “Other liabilities” and the liability will be reduced annually by a portion of the lease payments made to the pension plan.

During 2012, the Company entered into a sale and leaseback arrangement for a facility in Everett, Washington and entered into a capital lease for the use of fiber in the state of Minnesota.  These agreements have lease terms of 12 and 23 years, respectively. These capital lease obligations are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.”

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2014 are as follows:

($ in thousands)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2015	$7,043	$3,245
2016	7,225	3,300
2017	7,418	3,357
2018	7,632	3,415
2019	7,838	3,474
Thereafter	63,055	16,790
Total future payments	100,211	33,581
Less: Amounts representing interest	(56,951)	(9,092)
Present value of minimum lease payments	$43,260	$24,489

(8) Investment and Other Income, Net:

The components of investment and other income, net for the years ended December 31, 2014, 2013 and 2012 are as follows:

($ in thousands)	2014	2013	2012

Interest and dividend income	$1,493	$2,401	$3,753
Investment gain	-	1,407	9,780
Gain on sale of Fairmount Cellular LLC	25,000	-	-
Gain on sale of 700 MHz spectrum	12,041	-	-
Gain on expiration/settlement of customer advances	253	3,345	7,798
Split-dollar life insurance proceeds	-	2,263	-
All other, net	209	(239)	(1,199)
Total investment and other income, net	$38,996	$9,177	$20,132

During 2014, we sold assets that were unrelated to the Company’s operations and recognized a gain of $25 million associated with the sale of our interest in Fairmount Cellular LLC and recognized a gain of $12 million related to the sale of our 700 MHz spectrum.

During 2013 and 2012, we recognized income of $3 million and $8 million, respectively, in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2013 and 2012, we recognized investment gains of $1 million and $10 million, respectively, associated with cash received in connection with our previously written-off investment in Adelphia.

During 2013 we recognized $2 million in the settlement of a split-dollar life insurance policy for a former senior executive.

(9)   Capital Stock:

We are authorized to issue up to 1,750,000,000 shares of common stock and 50,000,000 shares of preferred stock. The amount and timing of dividends payable on common stock are, subject to applicable law, within the sole discretion of our Board of Directors.

(10)  Stock Plans:

At December 31, 2014, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Non-Employee Directors’ Deferred Fee Equity Plan (the Deferred Fee Plan).  At December 31, 2014, there were 22,540,761 shares authorized for grant and 14,253,934 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Non-Employee Directors’ Equity Incentive Plan (the Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans). Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

At December 31, 2014, there were 20,000,000 shares authorized for grant under the 2013 EIP and 13,442,932 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 8, 2013) of the 2013 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2012, the Compensation Committee granted approximately 979,000 performance shares under the LTIP and set the operating cash flow performance goal for the first year in the 2012-2014 Measurement Period and the TSR modifier for the three-year Measurement Period. In 2013, the Compensation Committee granted approximately 1,124,000 performance shares under the LTIP and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period. On February 17, 2014, the Compensation Committee granted approximately 1,028,000 performance shares under the LTIP and set the operating cash flow performance goal for 2014, which applies to the first year in the 2014-2016 Measurement Period, the second year of the 2013-2015 Measurement Period and the third year of the 2012-2014 Measurement Period. The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by the Company at the end of the three-year Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

The following summary presents information regarding LTIP target performance shares as of December 31, 2014 and changes with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
Balance at January 1, 2012	-
LTIP target performance shares granted	979,000
LTIP target performance shares forfeited	-
Balance at December 31, 2012	979,000
LTIP target performance shares granted	1,124,000
LTIP target performance shares forfeited	(354,000)
Balance at December 31, 2013	1,749,000
LTIP target performance shares granted	1,037,000
LTIP target performance shares forfeited	(104,000)
Balance at December 31, 2014	2,682,000

The Company recognized an expense of $4 million and $1 million during 2014 and 2013, respectively, for the LTIP.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2014 and changes with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
Balance at January 1, 2012	4,847,000	$8.40	$24,962,000
Restricted stock granted	3,976,000	$4.18	$17,017,000
Restricted stock vested	(1,387,000)	$8.78	$5,937,000
Restricted stock forfeited	(387,000)	$5.99
Balance at December 31, 2012	7,049,000	$6.08	$30,169,000
Restricted stock granted	3,360,000	$4.10	$15,626,000
Restricted stock vested	(3,097,000)	$6.78	$14,403,000
Restricted stock forfeited	(1,078,000)	$5.26
Balance at December 31, 2013	6,234,000	$4.80	$28,988,000
Restricted stock granted	4,314,000	$4.91	$28,778,000
Restricted stock vested	(2,372,000)	$5.22	$15,821,000
Restricted stock forfeited	(369,000)	$4.55
Balance at December 31, 2014	7,807,000	$4.75	$52,074,000

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2014 was $24 million and the weighted average period over which this cost is expected to be recognized is approximately 1.4  years.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $16 million, $14 million and $16 million, for the years ended December 31, 2014, 2013 and 2012, respectively, has been recorded in connection with these grants.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Options

The following summary presents information regarding outstanding stock options as of December 31, 2014 and changes with regard to options under the EIPs:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Subject to	Option Price	Remaining	Intrinsic
	Option	Per Share	Life in Years	Value
Balance at January 1, 2012	895,000	$9.94	1.3	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(355,000)	$8.35
Balance at December 31, 2012	540,000	$10.99	0.9	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(457,000)	$10.59
Balance at December 31, 2013	83,000	$13.23	1.8	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	-	$-
Balance at December 31, 2014	83,000	$13.23	0.8	$-

The number of options exercisable at December 31, 2014, 2013 and 2012 were 83,000,  83,000 and 540,000, with a weighted average exercise price of $13.23,  $13.23 and $10.99, respectively.

There were no stock options granted or exercised during 2014,  2013 and 2012. There is no remaining unrecognized compensation cost associated with unvested stock options at December 31, 2014.

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

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,540,761, which includes 540,761 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2014, there were 811,002 shares available for grant. There were 12 directors participating in the Directors’ Plans during all or part of 2014. The total plan units earned were 237,607, 374,383 and 306,634 in 2014, 2013 and 2012, respectively. Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2014,  105,000 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $12.10.

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

In connection with the Director Plans, compensation costs associated with the issuance of stock units were $4 million,  $2 million and $1 million in 2014, 2013 and 2012, respectively. Cash compensation associated with the Director Plans was $1 million in 2014, 2013 and 2012, respectively. These costs are recognized in “Selling, general and administrative expenses”.

(11)  Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.6	(2.7)	2.4
Noncontrolling interest	-	(0.6)	(2.5)
Tax reserve adjustment	6.9	(1.1)	(5.4)
Domestic production activities deduction	(8.7)	-	-
Changes in certain deferred tax balances	(14.1)	(4.0)	3.1
IRS audit adjustments	-	3.2	-
Federal research and development credit	(3.3)	(3.2)	-
Non-deductible transaction costs	1.0	2.0	-
All other, net	0.3	0.4	0.4
Effective tax rate	18.7%	29.0%	33.0%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income taxes for 2014 include the impact of a $23 million benefit from the reduction in deferred tax liabilities arising primarily from the inclusion of the Connecticut operations in the state unitary filings, a $14 million benefit from the domestic production activities deduction and a $5 million benefit from federal research and development credits, partially offset by the impact of a charge of $11 million resulting from an increase in tax reserves and a charge of $2 million resulting from non-deductible transaction costs.

Income taxes for 2013 reflect the impact of a $7 million net benefit resulting from the adjustment of deferred tax balances, a  $5 million benefit from federal research and development credits and a $2 million benefit from the net reversal of reserves for uncertain tax positions, partially offset by the impact of a charge of $5 million resulting from the settlement of the 2010 IRS audit, and a charge of $3 million resulting from non-deductible transaction costs.

Income taxes for 2012 include the net reversal of reserves for uncertain tax positions for $12 million.  Deferred tax balances were increased in 2012 to reflect changes in estimates and changes in state effective rates and filing methods.

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in thousands)	2014	2013

Deferred income tax liabilities:
Property, plant and equipment basis differences	$2,451,231	$1,950,720
Intangibles	1,076,456	885,661
Other, net	23,926	25,954
	$3,551,613	$2,862,335

Deferred income tax assets:
Pension liability	247,490	216,890
Tax operating loss carryforward	162,085	130,733
Employee benefits	304,044	161,493
State tax liability	(642)	(642)
Accrued expenses	54,813	26,223
Allowance for doubtful accounts	16,078	11,957
Other, net	40,016	42,915
	823,884	589,569
Less: Valuation allowance	(139,937)	(112,671)
Net deferred income tax asset	683,947	476,898
Net deferred income tax liability	$2,867,666	$2,385,437

Deferred tax assets and liabilities are reflected in the following captions on the consolidated balance sheet:
Deferred income taxes	$2,938,907	$2,417,108
Income taxes and other current assets	(71,241)	(31,671)
Net deferred income tax liability	$2,867,666	$2,385,437

Our state tax operating loss carryforward as of December 31, 2014 is estimated at $3 billion. A portion of our state loss carryforward will continue to expire annually through 2034, unless otherwise used.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in thousands)	2014	2013	2012

Income tax expense:
Current:
Federal	$98,288	$54,915	$(3,824)
State	10,132	(163)	(1,039)
Total Current	108,420	54,752	(4,863)

Deferred:
Federal	(34,205)	12,699	53,642
State	(43,671)	(20,209)	26,859
Total Deferred	(77,876)	(7,510)	80,501
Total income tax expense	30,544	47,242	75,638

Income taxes charged (credited) to equity of Frontier:
Utilization of the benefits arising from restricted stock	(472)	1,910	2,937
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	(90,410)	132,432	(58,551)

Total income taxes charged (credited) to equity of Frontier	(90,882)	134,342	(55,614)
Total income taxes	$(60,338)	$181,584	$20,024

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $20 million as of December 31, 2014 including interest of $1 million. The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $3 million as of December 31, 2014.

The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2012 forward for federal and 2008 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the years ended December 31, 2014 and 2013:

($ in thousands)	2014	2013

Unrecognized tax benefits - beginning of year	$8,759	$11,487
Gross increases - current year tax positions	12,878	4,554
Gross decreases - expired statute of limitations	(2,379)	(7,282)
Unrecognized tax benefits - end of year	$19,258	$8,759

The amounts above exclude $1 million of accrued interest as of December 31, 2014 and 2013, respectively, that we have recorded and would be payable should the Company’s tax positions not be sustained.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)  Net Income Per Common Share:

The reconciliation of the net income per common share calculation for the years ended December 31, 2014, 2013 and 2012 is as follows:

($ and shares in thousands, except per share amounts)
	2014	2013	2012
Net income used for basic and diluted earnings
per common share:
Net income attributable to common shareholders of Frontier	$132,893	$112,835	$136,636
Less: Dividends paid on unvested restricted stock awards	(3,043)	(2,531)	(2,901)
Total basic and diluted net income attributable to common
shareholders of Frontier	$129,850	$110,304	$133,735

Basic earnings per common share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,001,812	999,126	997,665
Less: Weighted average unvested restricted stock awards	(7,394)	(6,467)	(7,128)
Total weighted average shares outstanding - basic	994,418	992,659	990,537

Basic net income per share attributable to common
shareholders of Frontier	$0.13	$0.11	$0.14

Diluted earnings per common share:
Total weighted average shares outstanding - basic	994,418	992,659	990,537
Effect of dilutive shares	3,744	1,338	1,263
Total weighted average shares outstanding - diluted	998,162	993,997	991,800

Diluted net income per share attributable to common
shareholders of Frontier	$0.13	$0.11	$0.13

Stock Options

For the years ended December 31, 2014, 2013 and 2012, options to purchase 83,000, 83,000 and 540,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.  In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At December 31, 2014, 2013 and 2012, we had 1,102,995, 1,238,542 and 864,114 stock units, respectively, issued under the Director Plans.  These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)  Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income.

The components of accumulated other comprehensive loss, net of tax at December 31, 2014, 2013 and 2012, and changes for the years then ended, are as follows:

($ in thousands)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	All other	Total
Balance at January 1, 2012	$(575,163)	$(41,811)	$230,161	$(150)	$(386,963)
Other comprehensive income (loss) before reclassifications	(152,402)	(29,922)	68,871	-	(113,453)
Amounts reclassified from accumulated other comprehensive income (loss)	29,691	(2,531)	(10,320)	-	16,840
Net current-period other comprehensive income (loss)	(122,711)	(32,453)	58,551	-	(96,613)
Balance at December 31, 2012	(697,874)	(74,264)	288,712	(150)	(483,576)
Other comprehensive income (loss) before reclassifications	205,341	67,289	(100,951)	2	171,681
Amounts reclassified from accumulated other comprehensive income (loss)	36,938	1,745	(14,699)	-	23,984
Recognition of net actuarial loss for pension settlement costs	44,163	-	(16,782)	-	27,381
Net current-period other comprehensive income (loss)	286,442	69,034	(132,432)	2	223,046
Balance at December 31, 2013	(411,432)	(5,230)	156,280	(148)	(260,530)
Other comprehensive income (loss) before reclassifications	(140,832)	(112,525)	97,534	148	(155,675)
Amounts reclassified from accumulated other comprehensive income (loss)	19,996	(995)	(7,124)	-	11,877
Net current-period other comprehensive income (loss)	(120,836)	(113,520)	90,410	148	(143,798)
Balance at December 31, 2014	$(532,268)	$(118,750)	$246,690	$-	$(404,328)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 are as follows:

($ in thousands)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive Loss Components	2014	2013	2012	Affected Line Item in the Statement Where Net Income is Presented

Amortization of Pension Cost Items (b)
Prior-service costs	$(45)	$(8)	$199
Actuarial gains (losses)	(19,951)	(36,930)	(29,890)
Pension settlement costs	-	(44,163)	-
	(19,996)	(81,101)	(29,691)	Income (loss) before income taxes
Tax impact	7,497	30,818	11,282	Income tax (expense) benefit
	$(12,499)	$(50,283)	$(18,409)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$3,911	$6,101	$10,068
Actuarial gains (losses)	(2,916)	(7,846)	(7,537)
	995	(1,745)	2,531	Income (loss) before income taxes
Tax impact	(373)	663	(962)	Income tax (expense) benefit
	$622	$(1,082)	$1,569	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 16 - Retirement Plans for additional details).

(14)  Segment Information:

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

(15)  Quarterly Financial Data (Unaudited):

($ in thousands, except per share amounts)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,154,046	$1,147,265	$1,140,874	$1,330,305	$4,772,490
Operating income	226,025	224,342	197,031	172,543	819,941
Net income attributable to common
shareholders of Frontier	39,274	37,680	41,993	13,946	132,893
Basic net income per common share
attributable to common shareholders
of Frontier	$0.04	$0.04	$0.04	$0.01	$0.13

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,205,396	$1,190,533	$1,185,278	$1,180,369	$4,761,576
Operating income	250,824	266,156	206,172	257,569	980,721
Net income (loss) attributable to common
shareholders of Frontier	48,140	(38,460)	35,400	67,755	112,835
Basic net income (loss) per common share
attributable to common shareholders
of Frontier	$0.05	$(0.04)	$0.04	$0.07	$0.11

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The quarterly net income per common share amounts are rounded to the nearest cent. Annual net income per common share may vary depending on the effect of such rounding. The change in revenue, operating income, net income and net income per share during the fourth quarter of 2014 reflects the additional results of operations related to the Connecticut Acquisition, as described further in Note 3.

We recognized $11 million ($7 million or $0.01 per share after tax),  $20 million ($13 million or $0.01 per share after tax), $42 million ($27 million or $0.03 per share after tax)  and $70 million ($44 million or $0.04 per share after tax)  of acquisition and integration costs during the first, second, third and fourth quarters of 2014, respectively.

We recognized $10 million ($6 million or $0.01 per share after tax)  of acquisition costs during the fourth quarter of 2013.

We recognized $40 million ($25 million or $0.03 per share after tax) and $4 million ($2 million after tax) of pension settlement costs in the third and fourth quarters of 2013, respectively.

We recognized $160 million ($99 million or $0.10 per share after tax)  of losses on early extinguishment of debt during the second quarter of 2013.

(16)  Retirement Plans:

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

As of December 31, 2014,  2013 and 2012, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 4.10% as of December 31, 2014 for its qualified pension plan, compared to rates of 4.90% and 4.00% in 2013 and 2012, respectively. The discount rate for postretirement plans as of December 31, 2014 was a range of 4.10% to 4.20% compared to a range of 4.90% to 5.20% in 2013 and 4.00%  to 4.20%  in 2012.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% to 55% in fixed income securities, 35% to 55% in equity securities and 5% to 15% in alternative investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. In 2014, 2013 and 2012, our expected long-term rate of return on plan assets was 7.75%, 8.00% and 7.75%, respectively. For 2015, we will assume a rate of return of 7.75%.  Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

During 2014, the Society of Actuaries released a series of updated mortality tables resulting from recent studies conducted by them measuring mortality rates for various groups of individuals. The updated mortality tables reflect improved trends in longevity and therefore have the effect of increasing the estimate of benefits to be received by plan participants. At December 31, 2014 we updated our mortality assumptions by taking into consideration the newly issued mortality tables as well as our own historical experience, which increased our pension benefit obligation by $66 million and our postretirement benefit obligation by $24 million.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2014 and 2013 and the components of total periodic pension benefit cost for the years ended December 31, 2014, 2013 and 2012:

($ in thousands)	2014	2013

Change in projected benefit obligation (PBO)
PBO at beginning of year	$1,668,726	$1,944,731
PBO for plans of the Connecticut operations at contracted discount rate	342,667	-
Actuarial adjustment to PBO for plans of the Connecticut operations	4,933	-
Service cost	41,649	47,651
Interest cost	80,476	75,812
Actuarial (gain)/loss	182,074	(180,709)
Benefits paid	(110,237)	(54,151)
Settlements	-	(164,608)
PBO at end of year	$2,210,288	$1,668,726

Change in plan assets
Fair value of plan assets at beginning of year	$1,216,525	$1,253,666
Fair value of plan assets for the Connecticut operations as of acquisition date	342,667	-
Actual return on plan assets	140,514	119,328
Employer contributions	83,238	62,290
Benefits paid	(110,237)	(54,151)
Settlements	-	(164,608)
Fair value of plan assets at end of year	$1,672,707	$1,216,525

Funded status	$(537,581)	$(452,201)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(101,557)	$(100,205)
Pension and other postretirement benefits - noncurrent	$(436,024)	$(351,996)
Accumulated other comprehensive loss	$532,268	$411,432

In connection with the completion of the Connecticut Acquisition, certain employees were transferred to the Frontier Communications Pension Plan (the Plan) effective October 24, 2014.  Assets of $343 million, including a receivable of $35 million, were transferred into the Plan during the fourth quarter of 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands)	Expected in 2015	2014	2013	2012

Components of total periodic pension benefit cost
Service cost		$41,649	$47,651	$43,688
Interest cost on projected benefit obligation		80,476	75,812	78,027
Expected return on plan assets		(99,273)	(94,695)	(95,777)
Amortization of prior service cost /(credit)	$45	45	8	(199)
Amortization of unrecognized loss	27,773	19,951	36,930	29,890
Net periodic pension benefit cost		42,848	65,706	55,629
Pension settlement costs		-	44,163	-
Total periodic pension benefit cost		$42,848	$109,869	$55,629

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. The Company’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $165 million, which exceeded the settlement threshold of $125 million. As a result, the Company was required to recognize a non-cash settlement charge of $44 million during 2013.  The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan. This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.

We capitalized $15 million,  $19 million and $16 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2014, 2013 and 2012, respectively, as the costs relate to our engineering and plant construction activities.

Based on current assumptions and plan asset values, we estimate that our 2015 pension and OPEB expenses will be approximately $85 million to $105 million before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs, if any.

The plan’s weighted average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	2014	2013
Asset category:
Equity securities	45%	42%
Debt securities	47%	44%
Alternative investments	6%	13%
Cash and other	2%	1%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)	Amount

2015	$129,826
2016	135,899
2017	138,216
2018	141,248
2019	144,486
2020-2024	750,181
Total	$1,439,856

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We made total cash contributions to our pension plan during 2014 of $83 million. Our 2014 total contributions reflect the impact of the extension of funding relief included in the Highway and Transportation Funding Act of 2014.

During 2013, the Company contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $23 million. The Company has entered into leases for the contributed properties with initial terms of 15 years at a combined aggregate annual rent of approximately $2 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

We made total contributions to our pension plan during 2013 of $62 million, consisting of cash payments of $39 million and the contribution of real property with a fair value of $23 million, as described above.

We made total net cash contributions to our pension plan for 2012 of $29 million.  These pension contributions reflect the positive impact of funding rate changes contained in the Highway Investment Act of 2012 and guidance from the IRS on August 16, 2012 related to valuation rates, and on September 11, 2012 related to lump sum methodologies.

The accumulated benefit obligation for the plan was $2,094 million and $1,560 million at December 31, 2014 and 2013, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2014	2013	2012
Discount rate - used at year end to value obligation	4.10%	4.90%	4.00%
Discount rate - used to compute annual cost	4.90%	4.00%	4.50%
Expected long-term rate of return on plan assets	7.75%	8.00%	7.75%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2014 and 2013 and the components of net periodic postretirement benefit cost for the years ended December 31, 2014, 2013 and 2012.

($ in thousands)	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$385,623	$438,550
Benefit obligation for the Connecticut operations as of acquisition date	210,732	-
Service cost	10,799	12,533
Interest cost	21,739	17,241
Plan participants' contributions	5,010	4,293
Actuarial (gain)/loss	114,997	(67,547)
Benefits paid	(19,310)	(19,447)
Plan change	(2,627)	-
Benefit obligation at end of year	$726,963	$385,623

Change in plan assets
Fair value of plan assets at beginning of year	$2,307	$5,055
Actual return on plan assets	(104)	(122)
Plan participants' contributions	5,010	4,293
Employer contribution	12,170	12,528
Benefits paid	(19,310)	(19,447)
Fair value of plan assets at end of year	$73	$2,307

Funded status	$(726,890)	$(383,316)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(22,237)	$(11,508)
Pension and other postretirement benefits - noncurrent	$(704,653)	$(371,808)
Accumulated other comprehensive loss	$118,750	$5,230

($ in thousands)	Expected in 2015	2014	2013	2012

Components of net periodic postretirement benefit cost
Service cost		$10,799	$12,533	$10,812
Interest cost on projected benefit obligation		21,739	17,241	17,842
Expected return on plan assets		(50)	(136)	(172)
Amortization of prior service cost /(credit)	$(4,205)	(3,911)	(6,101)	(10,068)
Amortization of unrecognized loss	10,819	2,916	7,846	7,537
Net periodic postretirement benefit cost		$31,493	$31,383	$25,951

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2014	2013	2012
Discount rate - used at year end to value obligation	4.10% - 4.20%	4.90% - 5.20%	4.00% - 4.20%
Discount rate - used to compute annual cost	4.90% - 5.20%	4.00% - 4.20%	4.50% - 4.75%
Expected long-term rate of return on plan assets	3.00% - 4.00%	3.00% - 4.00%	3.00% - 4.00%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in thousands)	Gross Benefit	Medicare Part D Subsidy	Total

2015	$22,781	$11	$22,770
2016	26,472	18	26,454
2017	29,983	32	29,951
2018	33,148	46	33,102
2019	35,902	67	35,835
2020-2024	209,484	904	208,580
Total	$357,770	$1,078	$356,692

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.00% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2019 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $35 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(30) million.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 are as follows:

($ in thousands)	Pension Plan		OPEB
	2014	2013	2014	2013
Net actuarial loss	$531,958	$411,076	$143,070	$30,835
Prior service cost/(credit)	310	356	(24,320)	(25,605)
Total	$532,268	$411,432	$118,750	$5,230

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts recognized as a component of accumulated comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

($ in thousands)	Pension Plan		OPEB
	2014	2013	2014	2013
Accumulated other comprehensive loss at
beginning of year	$411,432	$697,874	$5,230	$74,264

Net actuarial gain (loss) recognized during year	(19,951)	(36,930)	(2,916)	(7,846)
Prior service (cost) credit recognized during year	(45)	(8)	3,911	6,101
Net actuarial loss (gain) occurring during year	140,832	(205,341)	112,525	(67,289)
Settlement costs recognized during year	-	(44,163)	-	-
Net amount recognized in comprehensive income
(loss) for the year	120,836	(286,442)	113,520	(69,034)
Accumulated other comprehensive loss at
end of year	$532,268	$411,432	$118,750	$5,230

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $21 million,  $21 million and $23 million for 2014, 2013 and 2012, respectively.

(17)  Fair Value of Financial Instruments:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent the Company’s pension plan assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

($ in thousands)	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$32,152	$32,152	$-	$-
U.S. Government Obligations	31,632	-	31,632	-
Corporate and Other Obligations	283,234	-	283,234	-
Common Stock	170,312	170,312	-	-
Common/Collective Trusts	958,915	-	958,915	-
Interest in Registered Investment Companies	65,590	65,590	-	-
Interest in Limited Partnerships and
Limited Liability Corporations	103,196	-	-	103,196
Insurance Contracts	519	-	519	-
Other	2,297	-	2,297	-
Total investments at fair value	$1,647,847	$268,054	$1,276,597	$103,196
Receivable for plan assets of the
Connecticut operations	34,267
Receivable for earnings on plan assets of
the Connecticut operations	366
Interest and Dividend Receivable	3,893
Due from Broker for Securities Sold	31,703
Receivable Associated with Insurance Contract	7,715
Due to Broker for Securities Purchased	(53,084)
Total Plan Assets, at Fair Value	$1,672,707

($ in thousands)	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$8,503	$8,503	$-	$-
U.S. Government Obligations	26,070	-	26,070	-
Corporate and Other Obligations	235,723	-	235,723	-
Common Stock	120,801	120,801	-	-
Commingled Funds	604,975	-	571,531	33,444
Interest in Registered Investment Companies	80,221	80,221	-	-
Interest in Limited Partnerships and
Limited Liability Corporations	129,276	-	-	129,276
Insurance Contracts	629	-	629	-
Other	1,660	-	1,660	-
Total investments at fair value	$1,207,858	$209,525	$835,613	$162,720
Interest and Dividend Receivable	2,832
Due from Broker for Securities Sold	8,916
Receivable Associated with Insurance Contract	7,044
Due to Broker for Securities Purchased	(10,125)
Total Plan Assets, at Fair Value	$1,216,525

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2014 or 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2014 and 2013:

($ in thousands)	2014
	Interest in Limited Partnerships and Limited Liability Corporations	Commingled Funds
Balance, beginning of year	$129,276	$33,444
Realized gains	12,101	5,283
Unrealized losses	(4,800)	(5,079)
Sales	(33,381)	(33,648)
Balance, end of year	$103,196	$-

($ in thousands)	2013
	Interest in Limited Partnerships and Limited Liability Corporations	Commingled Funds
Balance, beginning of year	$101,678	$39,814
Realized gains	10,835	975
Unrealized gains	18,033	2,656
Contributed assets	23,422	-
Sales	(24,692)	(10,001)
Balance, end of year	$129,276	$33,444

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2014:

($ in thousands)
	Fair Value	Redemption Frequency	Redemption Notice Period	Liquidation Period
Interest in Limited Partnerships and Limited
Liability Corporations
Morgan Stanley Institutional Cayman Fund LP (b)	$306	Quarterly	60 days	NA
MS IFHF SVP LP Cayman (b)	2,010	Through liquidation of underlying investments	None	2 years
MS IFHF SVP LP Alpha (b)	1,091	Through liquidation of underlying investments	None	2 years
RII World Timberfund, LLC (c)	6,056	Through liquidation of underlying investments	None	10 years
100 Comm Drive, LLC (d)	8,689	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (d)	6,942	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway, LLC (d)	24,953	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (d)	29,553	Through liquidation of underlying investments	None	NA
1500 MacCorkle Ave SE, LLC (d)	16,219	Through liquidation of underlying investments	None	NA
400 S. Pike Road West, LLC (d)	1,093	Through liquidation of underlying investments	None	NA
601 N US 131, LLC (d)	1,062	Through liquidation of underlying investments	None	NA
9260 E. Stockton Blvd., LLC (d)	5,222	Through liquidation of underlying investments	None	NA
Total Interest in Limited Partnerships and Limited
Liability Corporations	$103,196

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the Plan’s Level 3 financial instruments for its interest in certain limited partnerships and limited liability corporations, the valuation techniques used to measure the fair value of those financial instruments as of December 31, 2014, and the significant unobservable inputs and ranges of values for those inputs:

Instrument	Property	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Significant Input Values
			Direct Capitalization	Capitalization Rate	8.50%
	100 Comm Drive, LLC	$8,689	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	12
			Direct Capitalization	Capitalization Rate	8.50%
	100 CTE Drive, LLC	$6,942	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	12
			Direct Capitalization	Capitalization Rate	8.50%
	6430 Oakbrook Parkway, LLC	$24,953	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	12
Interest in			Direct Capitalization	Capitalization Rate	8.50%
Limited Partnerships	8001 West Jefferson, LLC	$29,553	Discounted	Discount Rate	8.00%
and Limited			Cash Flow	Duration (years)	12
Liability Corporations			Direct Capitalization	Capitalization Rate	8.85%
	1500 MacCorkle Ave SE, LLC	$16,219	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	14
			Direct Capitalization	Capitalization Rate	10.50%
	400 S. Pike Road West, LLC	$1,093	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	14
			Direct Capitalization	Capitalization Rate	10.00%
	601 N US 131, LLC	$1,062	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	14
			Direct Capitalization	Capitalization Rate	9.00%
	9260 E. Stockton Blvd., LLC	$5,222	Discounted	Discount Rate	8.00%
			Cash Flow	Duration (years)	14

The fair value of our OPEB plan assets, which are all measured using Level 1 inputs, was $2 million as of December 31, 2013.

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2014 and 2013.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

($ in thousands)	2014		2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$9,485,615	$10,034,096	$7,873,667	$8,191,744

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)  Commitments and Contingencies:

We anticipate total capital expenditures of approximately $650 million to $700 million for 2015, excluding the expenditure of funds previously received from the Connect America Fund program. Although we from time to time make short-term purchasing commitments to vendors with respect to these expenditures, we generally do not enter into firm, written contracts for such activities.

The Federal Communications Commission (FCC) and certain state regulatory commissions, in connection with granting their approvals of the 2010 Acquisition, specified certain capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the territories acquired in the 2010 Acquisition with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013. We are also required to provide download speeds of 4 Mbps to at least 75%,  80% and 85% of the households throughout the territories acquired in the 2010 Acquisition by the end of 2013, 2014 and 2015, respectively. As of December 31, 2012, we met our FCC requirement to provide 4 Mbps coverage to 75% and 80% of the households in the territories acquired in the 2010 Acquisition by the end of 2013 and 2014, respectively. As of December 31, 2013, we met our FCC requirement to provide 3 Mbps coverage to 85% of the households in the territories acquired in the 2010 Acquisition by the end of 2013. As of December 31, 2014, we expanded broadband availability in excess of 4 Mbps to 84.5% of the households throughout the territories acquired in the 2010 Acquisition.

As of December 31, 2014, all capital investment commitment requirements of the three state regulatory commissions in connection with the 2010 Acquisition had been satisfied. All funds had been released from escrow accounts and the Company had no restricted cash related to escrow accounts.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2014 are as follows:

($ in thousands)	Operating Leases

Year ending December 31:
2015	$59,833
2016	11,716
2017	5,951
2018	3,725
2019	4,803
Thereafter	46,052
Total minimum lease payments	$132,080

Total rental expense included in our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was $100 million, $84 million and $79 million, respectively.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services.  During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitment under the arrangement is $141 million for the year ending December 31, 2015.  As of December 31, 2014, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

We are party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2014, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in thousands)	Amount

Year ending December 31:
2015	$28,401
2016	17,011
2017	16,906
2018	30
2019	-
Thereafter	-
Total	$62,348

We sold all of our utility businesses as of April 1, 2004.  However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont.  The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis.  Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015).  U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) that the guarantor could be required to make under the guarantee.”  U.S. GAAP rules also state that we must make such disclosure “… even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…”  As noted above, our obligation only arises as a result of default by another VJO member, such as upon

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

bankruptcy.  Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery.   Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the members of the VJO defaulted on January 1, 2015 and remained in default for the duration of the contract (another 1 year), we estimate that our undiscounted purchase obligation through 2015 would be approximately $144 million.  In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid.  There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost.  We caution that we cannot predict with any degree of certainty any potential outcome.

At December 31, 2014, we have outstanding performance letters of credit as follows:

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

(19)  Subsequent Events:

On February 5, 2015, we entered into an agreement with Verizon Communications Inc. (Verizon) to acquire Verizon’s wireline operations that provide services to residential, commercial and wholesale customers in California, Florida and Texas for a purchase price of $10.54 billion in cash (the Verizon Transaction),  with adjustments for working capital.  Upon completion of the Verizon Transaction, Frontier will operate Verizon properties which included 3.7 million voice connections, 2.2 million broadband connections, and 1.2 million FiOS® video connections.  Subject to regulatory approval, the transaction is expected to  close in the first half of 2016.

Frontier has received a commitment for bridge financing from J.P. Morgan, Bank of America Merrill Lynch and Citibank for 100 percent of the purchase price. The transaction is not subject to a financing condition.