Form 10-Q
period 2015-06-30
FRONTIER COMMUNICATIONS CORP
filed 2015-08-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number:  001-11001

FRONTIER COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of July 31,  2015 was 1,168,207,000

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,246	$682
Accounts receivable, less allowances of $59 and $72, respectively	541	614
Restricted cash	1,840	-
Prepaid expenses	68	61
Income taxes and other current assets	393	129
Total current assets	4,088	1,486

Property, plant and equipment, net	8,432	8,566
Goodwill	7,234	7,205
Other intangibles, net	1,300	1,500
Other assets	232	217
Total assets	$21,286	$18,974

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$97	$298
Accounts payable	324	379
Advanced billings	170	179
Accrued other taxes	70	80
Accrued interest	220	214
Pension and other postretirement benefits	127	124
Other current liabilities	400	238
Total current liabilities	1,408	1,512

Deferred income taxes	3,060	2,939
Pension and other postretirement benefits	1,122	1,141
Other liabilities	208	238
Long-term debt	9,440	9,486

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding
at June 30, 2015)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares, 1,192,986 and 1,027,986 issued and 1,168,266 and 1,002,469 outstanding,
respectively, at June 30, 2015 and December 31, 2014)	298	257
Additional paid-in capital	6,394	3,990
Retained earnings	30	109
Accumulated other comprehensive loss, net of tax	(396)	(404)
Treasury stock	(278)	(294)
Total equity	6,048	3,658
Total liabilities and equity	$21,286	$18,974

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

($ in millions, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2015	2014	2015	2014

Revenue	$1,368	$1,147	$2,739	$2,301

Operating expenses:
Network access expenses	161	106	316	213
Network related expenses	313	259	638	522
Selling, general and administrative expenses	331	265	661	531
Depreciation and amortization	335	274	676	555
Acquisition and integration costs	35	19	92	30
Total operating expenses	1,175	923	2,383	1,851

Operating income	193	224	356	450

Investment and other income, net	1	-	2	1
Interest expense	260	167	505	338

Income (loss) before income taxes	(66)	57	(147)	113
Income tax expense (benefit)	(38)	19	(68)	36

Net income (loss)	$(28)	$38	$(79)	$77

Basic and diluted net income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.08

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2015	2014	2015	2014

Net income (loss)	$(28)	$38	$(79)	$77
Other comprehensive income, net of tax (see Note 13)	5	3	8	6

Comprehensive income (loss)	$(23)	$41	$(71)	$83

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

($ in millions and shares in thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance January 1, 2015	-	$-	1,027,986	$257	$3,990	$109	$(404)	(25,517)	$(294)	$3,658
Issuance of common stock	-	-	165,000	41	758	-	-	-	-	799
Issuance of preferred stock	19,250	-	-	-	1,866	-	-	-	-	1,866
Stock plans	-	-	-	-	(9)	-	-	797	16	7
Dividends on common stock	-	-	-	-	(211)	-	-	-	-	(211)
Net loss	-	-	-	-	-	(79)	-	-	-	(79)
Other comprehensive income, net
of tax	-	-	-	-	-	-	8	-	-	8
Balance June 30, 2015	19,250	$-	1,192,986	$298	$6,394	$30	$(396)	(24,720)	$(278)	$6,048

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

($ in millions)

(Unaudited)

	2015	2014

Cash flows provided from (used by) operating activities:
Net income (loss)	$(79)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	676	555
Stock based compensation expense	12	12
Other non-cash adjustments	128	20
Deferred income taxes	115	(66)
Change in accounts receivable	77	15
Change in accounts payable and other liabilities	(99)	(35)
Change in prepaid expenses, income taxes and other current assets	(214)	63
Net cash provided from operating activities	616	641

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(348)	(261)
Capital expenditures - Integration activities	(38)	(42)
Network expansion funded by Connect America Fund	(16)	(25)
Grant funds received for network expansion from Connect America Fund	-	4
Cash transferred (to)/from escrow	(1,840)	8
Cash paid for an acquisition	(16)	-
Other	1	23
Net cash used by investing activities	(2,257)	(293)

Cash flows provided from (used by) financing activities:
Long-term debt borrowings	3	11
Long-term debt payments	(250)	(230)
Proceeds from issuance of common stock, net	799	-
Proceeds from issuance of preferred stock, net	1,866	-
Dividends paid	(211)	(200)
Other	(2)	(8)
Net cash provided from (used by) financing activities	2,205	(427)

Increase/(Decrease) in cash and cash equivalents	564	(79)
Cash and cash equivalents at January 1,	682	880

Cash and cash equivalents at June 30,	$1,246	$801

Supplemental cash flow information:
Cash paid during the period for:
Interest	$358	$319
Income taxes, net	$20	$14

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income (loss) and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2015, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas. We have utilized the aggregation criteria to combine our six operating segments because all of our properties share similar economic characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular property.

(b)   Revenue Recognition:

Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes: monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes: non-recurring network access services (including data services), switched access services, non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

The Company collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $39 million and $31 million, and $76 million and $61 million, for the three and six months ended June 30, 2015 and 2014, respectively.

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in U.S. GAAP.  During the second quarter of 2015, the Company reorganized into six regional operating segments, which are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the second quarter of 2015, we reassigned goodwill to our regional operating segments (reporting units) using a relative fair value allocation approach.  We tested for the impairment of goodwill and there was no indication of impairment at June 30, 2015.

The Company amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Debt Issuance Costs

In April, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new standard is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted and companies must apply the requirements retrospectively. At this time, the Company has not elected the early adoption method for this standard. This new standard is not expected to have a material impact on the Company’s consolidated financial statements, as the debt issuance costs included in “Other assets” were $95 million at June 30, 2015.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact of adopting the new standard,  but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

(3)   Acquisitions:

The Connecticut Acquisition

On October 24, 2014,  pursuant to the stock purchase agreement dated December 16, 2013, as amended, the Company acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2.0 billion in cash.  Following the Connecticut Acquisition, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut. The Company also acquired the AT&T U-verse® video and DISH® satellite TV customers in Connecticut.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Connecticut Acquisition, the Company incurred $26 million of operating expenses, consisting of $1 million and $25 million of acquisition and integration costs, respectively, and $19 million in capital expenditures during the six months ended June 30, 2015. The Company incurred $30 million of operating expenses, consisting of $1 million and $29 million of acquisition and integration costs, respectively, and $42 million in capital expenditures during the six months ended June 30, 2014.

Our consolidated statement of operations for the six months ended June 30, 2015 includes $528 million of revenue and $47 million of operating income related to the results of the Connecticut operations.

The allocation of the purchase price presented below represents the effect of recording the estimates of the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Connecticut Acquisition, based on the total transaction consideration of $2,018 million. These current estimates will be revised in future periods for information that is currently not available to us, primarily related to the tax basis of assets acquired, pending AT&T providing us with tax values for the assets and liabilities of the Connecticut operations; certain legal and tax accruals and contingencies; pension assets and liabilities, as well as other assumed postretirement benefit obligations, pending completion of actuarial studies.  The revisions may affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in millions)

Current assets	$74
Property, plant & equipment	1,455
Goodwill	883
Other intangibles - customer list	570
Current liabilities	(98)
Deferred income taxes	(647)
Other liabilities	(219)
Total net assets acquired	$2,018

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($ in millions, except per share amounts)	(Unaudited)	(Unaudited)
	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014

Revenue	$1,455	$2,918

Operating income	$249	$494

Net income	$37	$73

Basic and diluted net income per share	$0.03	$0.07

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

The Company incurred $66 million of operating expenses, consisting of $34 million of acquisition costs and $32 million of integration costs, related to the pending Verizon Transaction during the six months ended June 30, 2015. We also invested $19 million in capital expenditures related to the Verizon Transaction during the six months ended June 30, 2015.

Frontier has received a commitment for bridge financing from J.P. Morgan, Bank of America Merrill Lynch and Citibank associated with the Verizon Transaction. Separately, Frontier has also issued $2.75 billion in equity for the purpose of financing the pending Verizon Transaction. See Notes 8 and 9 for further discussion.

Other Acquisition

During the quarter ended June 30, 2015, we completed the acquisition of a network services company for total cash consideration of approximately $16 million, of which $13 million was attributed to goodwill.  The impact of this acquisition on Frontier’s results of operations was not material.

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2015	December 31, 2014

Retail and Wholesale	$551	$630
Other	49	56
Less: Allowance for doubtful accounts	(59)	(72)
Accounts receivable, net	$541	$614

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $12 million for the three months ended June 30, 2015 and 2014,  and $25 million for the six months ended June 30, 2015 and 2014. Our allowance for doubtful accounts declined in the first six months of 2015, primarily as a result of the resolution of a principal carrier dispute during the first quarter.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2015	December 31, 2014

Property, plant and equipment	$17,280	$16,946
Less: Accumulated depreciation	(8,848)	(8,380)
Property, plant and equipment, net	$8,432	$8,566

Depreciation expense is principally based on the composite group method. Depreciation expense was $247 million and $197 million, and $496 million and $403 million, for the three and six months ended June 30, 2015 and 2014, respectively.  We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2014,  as a result of our annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant  impact to depreciation expense. In addition, we commissioned an independent study to determine the estimated useful lives for assets acquired during the Connecticut Acquisition. These new lives were adopted effective October 24, 2014.

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from December 31, 2014 to June 30, 2015 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2015	$7,205
Connecticut Acquisition (Note 3)	16
Other Acquisition	13
Balance at June 30, 2015	$7,234

The components of other intangibles are as follows:

($ in millions)	June 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer list	$2,998	$(1,820)	$1,178	$3,018	$(1,640)	$1,378
Trade name	122	-	122	122	-	122
Total other intangibles	$3,120	$(1,820)	$1,300	$3,140	$(1,640)	$1,500

Amortization expense was $88 million and $77 million, and $180 million and $152 million, for the three and six months ended June 30, 2015 and 2014, respectively. Amortization expense represents the amortization of our customer lists acquired as a result of the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 (the 2010 Acquisition) with each based on a useful life of 9 to 12 years on an accelerated method.  An adjustment to the allocation of the purchase price for the Connecticut Acquisition during the second quarter of 2015 resulted in a $20 million decrease in the valuation of the customer list.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2015 and December 31, 2014.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in millions)	June 30, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$9,440	$9,034	$9,486	$10,034

(8)   Long-Term Debt:

The activity in our long-term debt from December 31, 2014 to June 30, 2015 is summarized as follows:

		Six months ended
		June 30, 2015			Interest
					Rate at
	December 31,	Payments	New	June 30,	June 30,
($ in millions)	2014	and Retirements	Borrowings	2015	2015 *

Senior Unsecured Debt	$9,750	$(248)	$-	$9,502	7.69%
Other Secured Debt	23	(2)	3	24	3.50%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$9,781	$(250)	$3	$9,534	7.68%

Less: Debt (Discount)/Premium	3			3
Less: Current Portion	(298)			(97)
	$9,486			$9,440

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2015 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our Senior Unsecured Debt is as follows:

($ in millions)	June 30, 2015		December 31, 2014

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Notes and Debentures Due:
3/15/2015	-	-	105	6.625%
4/15/2015	-	-	97	7.875%
10/14/2016 *	374	4.065% (Variable)	402	3.045% (Variable)
4/15/2017	607	8.250%	607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
10/24/2019 **	332	4.065% (Variable)	350	3.545% (Variable)
4/15/2020	1,022	8.500%	1,022	8.500%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	9,252		9,500
Subsidiary Debentures Due:
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
Total	$9,502	7.50% ***	$9,750	7.45% ***

*      Represents borrowings under the 2011 CoBank Credit Agreement, as defined below.

**    Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

***  Interest rate represents a weighted average of the stated interest rates of multiple issuances.

During the first six months of 2015, we entered into secured financings totaling $3 million with four year terms and no stated interest rate for certain equipment purchases.

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $73 million and $132 million, which is also included in “Other non-cash adjustments” in the consolidated statements of cash flows, during the three and six months ended June 30, 2015, respectively.  The deferred costs and accrued liabilities related to the Verizon Bridge Facility of $53 million and $185 million are included in “Income taxes and other current assets” and “Other current liabilities,” respectively, in the consolidated balance sheet as of June 30, 2015.  The Verizon Bridge Facility was entered into by the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  Under the Verizon Bridge Facility, the lenders have agreed to provide us an unsecured bridge loan facility for up to $10.9 billion for the purposes of funding (i)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

substantially all of the purchase price for the Verizon Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the securities purchase agreement for the Verizon Transaction. Pursuant to the Verizon Bridge Facility, if and to the extent we do not, or are unable to, issue debt and equity securities yielding up to $10.9 billion in gross cash proceeds on or prior to the closing of the Verizon Transaction, we may draw down up to $10.9 billion, less the total amount of the debt and equity securities issued by us.

In June 2015, the Verizon Bridge Facility was reduced by $2.75 billion following execution of the common stock and mandatory convertible preferred stock offerings.  See Note 9 for further discussion.  Frontier expects the Verizon Bridge Facility to be replaced prior to the closing of the Verizon Transaction as debt and equity securities are issued by the Company.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, which commenced on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at June 30, 2015 was LIBOR plus 3.875%.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement. The interest rate on this facility at June 30, 2015 was LIBOR plus 3.875%.

The Company has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of June 30, 2015,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of June 30, 2015. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at June 30, 2015 would have been the alternate base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

As of June 30, 2015, we were in compliance with all of our debt and credit facility financial covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our scheduled principal payments are as follows as of June 30, 2015:

Principal
($ in millions)	Payments

2015 (remaining six months)	$48
2016	$384
2017	$646
2018	$620
2019	$645
2020	$1,022
Thereafter	$6,169

(9)   Capital Stock:

Common Stock Offering

On June 10, 2015, the Company completed a registered public offering of 150,000,000 shares of its common stock, par value $0.25 per share, at a public offering price of $5.00 per share. On June 24, 2015, the Company issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and estimated expenses. The Company will use the net proceeds from this offering to fund a portion of the Verizon Transaction.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, the Company also completed a registered public offering of 17,500,000 shares of its 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $100.00 per share. On June 24, 2015, the Company issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and estimated expenses. The Company will use the net proceeds from this offering to fund a portion of the Verizon Transaction.

Unless converted earlier, each share of the Series A Preferred Stock will automatically convert on June 29, 2018 into between 17.0213 and 20.0000 shares of common stock, depending on the applicable market value of the common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to June 29, 2018, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, commencing on September 30, 2015 to, and including, the mandatory conversion date.

Pursuant to the terms of the Verizon Transaction, $1,840 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of June 30, 2015.  Upon closing of the acquisition, the funds would be released and used to fund a portion of the purchase price.  If the Verizon Transaction is terminated, then the funds would be released and become unrestricted cash of the Company.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)  Income Taxes:

The following is a reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2015	2014	2015	2014

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	0.4	1.9	1.6	1.1
Tax reserve adjustment	(0.1)	(3.2)	(0.5)	(1.6)
Changes in certain deferred tax balances	23.2	-	10.3	(2.5)
All other, net	(0.7)	(0.1)	(0.1)	-
Effective tax rate	57.8%	33.6%	46.3%	32.0%

Income taxes for the three and six months ended June 30, 2015 include the impact of a $15 million benefit resulting from the adjustment of deferred tax balances due to state tax law changes and a state filing method change.

Income taxes for the three and six months ended June 30, 2014 include a $2 million benefit from the net reversal of reserves for uncertain tax positions.  Income taxes for the six months ended June 30, 2014 include the impact of a $3 million benefit arising from state tax law changes.

Income tax related amounts of $305 million and $97 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)  Net Income (Loss) Per Share:

The reconciliation of the net income (loss) per share calculation is as follows:

	For the three months ended		For the six months ended
($ in millions and shares in thousands, except per share amounts)	June 30,		June 30,

	2015	2014	2015	2014
Net income (loss) used for basic and diluted earnings
per share:
Net income (loss)	$(28)	$38	$(79)	$77
Less: Dividends paid on unvested restricted stock awards	-	(1)	(1)	(2)
Total basic and diluted net income (loss)	$(28)	$37	$(80)	$75

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,044,531	1,002,191	1,026,278	1,001,474
Less: Weighted average unvested restricted stock awards	(7,124)	(7,563)	(7,302)	(7,189)
Total weighted average shares outstanding - basic	1,037,407	994,628	1,018,976	994,285

Basic net income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.08

Diluted earnings per share:
Total weighted average shares outstanding - basic	1,037,407	994,628	1,018,976	994,285
Effect of dilutive shares	-	2,157	-	2,645
Total weighted average shares outstanding - diluted	1,037,407	996,785	1,018,976	996,930

Diluted net income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.08

Stock Options

For the three and six months ended June 30, 2015 and 2014, options to purchase 73,000 shares,  issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At June 30, 2015 and 2014, we had 1,238,000 and 1,372,000 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were ($1) million and $2 million for the six months ended June 30, 2015 and 2014, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of June 30, 2015, as their impact would be anti-dilutive.

In calculating diluted net loss per share for the three and six months ended June 30, 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

(12)  Stock Plans:

At June 30, 2015, we had  six  stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At June 30, 2015, there were 22,541,000 shares authorized for grant and 12,691,000 shares available for

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

The following summary presents information regarding LTIP target performance shares as of June 30, 2015 and changes during the six months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2015	2,682
LTIP target performance shares granted	738
LTIP target performance shares earned	(743)
LTIP target performance shares forfeited	(152)
Balance at June 30, 2015	2,525

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2015 and 2014, the Company recognized an expense of $4 million and $2 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2015 and changes during the six months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2015	7,807	$4.75	$52
Restricted stock granted	2,763	$7.98	$14
Restricted stock vested	(3,197)	$4.89	$16
Restricted stock forfeited	(329)	$5.04
Balance at June 30, 2015	7,044	$5.94	$35

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2015 was $34 million and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Shares granted during the first six months of 2014 totaled 3,766,000. The total fair value of shares of restricted stock granted and vested at June 30, 2014 was approximately $22 million and $13 million, respectively. The total fair value of unvested

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

restricted stock at June 30, 2014 was $44 million.  The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2014 was $4.71 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $9 million and $8 million for the six months ended June 30, 2015 and 2014, respectively, has been recorded in connection with these grants.

(13)  Comprehensive Income (Loss):

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under U.S. GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive loss, net of tax at June 30, 2015 and 2014, and changes for the six months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2015	$(532)	$(119)	$247	$(404)
Other comprehensive loss before reclassifications	-	-	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	13	3	(6)	10
Net current-period other comprehensive income (loss)	13	3	(8)	8
Balance at June 30, 2015	$(519)	$(116)	$239	$(396)

	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2014	$(411)	$(5)	$156	$(260)
Amounts reclassified from accumulated other comprehensive loss	9	(1)	(3)	5
Net current-period other comprehensive income (loss)	9	(1)	(3)	5
Balance at June 30, 2014	$(402)	$(6)	$153	$(255)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 are as follows:

($ in millions)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

					Affected Line Item
Details about Accumulated Other	For the three months ended June 30,		For the six months ended June 30,		in the Statement Where
Comprehensive Loss Components	2015	2014	2015	2014	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(6)	$(4)	$(13)	$(9)	Income (loss) before income taxes
Tax impact	2	1	5	3	Income tax (expense) benefit
	$(4)	$(3)	$(8)	$(6)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$1	$1	$2	$2
Actuarial gains (losses)	(2)	-	(5)	(1)
	(1)	1	(3)	1	Income (loss) before income taxes
Tax impact	-	-	1	-	Income tax (expense) benefit
	$(1)	$1	$(2)	$1	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

(14)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

	2015	2014	2015	2014
($ in millions)
Components of net periodic pension benefit cost
Service cost	$14	$10	$27	$20
Interest cost on projected benefit obligation	22	20	44	40
Expected return on plan assets	(32)	(23)	(64)	(47)
Amortization of unrecognized loss	6	4	13	9
Net periodic pension benefit cost	$10	$11	$20	$22

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,

	2015	2014	2015	2014
($ in millions)
Components of net periodic postretirement benefit cost
Service cost	$4	$2	$9	$5
Interest cost on projected benefit obligation	8	5	15	10
Expected return on plan assets	-	1	-	-
Amortization of prior service cost/(credit)	(1)	(1)	(2)	(2)
Amortization of unrecognized loss	2	-	5	1
Net periodic postretirement benefit cost	$13	$7	$27	$14

During the first six months of 2015 and 2014, we capitalized $10 million and $8 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2015 pension and OPEB expenses will be approximately $85 million to $105 million before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs, if any, as compared to $74 million in 2014. We made total cash contributions to our pension plan during the six months ended June 30, 2015 of $40 million.  We expect to make contributions of cash, or a combination of cash and other assets, to our pension plan of approximately $100 million in 2015.

The Company’s pension plan assets decreased from $1,673 million at December 31, 2014 to  $1,659 million at June 30, 2015, a decrease of $14 million, or 1%.  This decrease is a result of benefit payments of $60 million, offset by positive investment returns of $6 million and cash contributions of $40 million during the first six months of 2015.

(15)  Commitments and Contingencies:

We anticipate total capital expenditures for our current business operations of approximately $700 million to $750 million for 2015, excluding the expenditure of funds previously received from the Connect America Fund program and our integration activities. Although from time to time we make short-term purchasing commitments to vendors with respect to these capital expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the pending Verizon Transaction, the Company expects to incur additional operating expenses and capital expenditures in 2015 related to integration activities.

On April 29, 2015, the Federal Communications Commission (FCC) released its right of first refusal offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $283 million in annual support from 2015 thru 2020 to deliver 10mbps/1mbps broadband service to approximately 660,000 households across the 28 states where we operate.

The FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Acquisition, specified certain capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the territories acquired in the 2010 Acquisition with minimum download speeds of 3 megabits per second (Mbps) by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%,  80% and 85% of the households throughout the territories acquired in the 2010 Acquisition by the end of 2013, 2014 and 2015, respectively.   As of June 30, 2015,  we had met all of the FCC requirements described above.

In our normal course of business, we have obligations under certain non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

commitment under the arrangement is $141 million for the year ending December 31, 2015.  As of June 30, 2015, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

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

We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis. Our pro-rata share of the purchase power obligation is 10%.  If any member of the VJO defaults on its obligations under the Hydro-Quebec agreement, then the remaining members of the VJO, including us, may be required to pay for a substantially larger share of the VJO’s total purchase power obligation for the remainder of the agreement (which runs through 2015). U.S. GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.” U.S. GAAP rules also state that we must make such disclosure “…even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…” As noted above, our obligation only arises as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume that all other members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the other members of the VJO defaulted on August 1, 2015 and remained in default for the duration of the contract (another 5 months), we estimate that our undiscounted purchase obligation through 2015 would be approximately $60 million. In such a scenario, the Company would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is the largest communications company providing services mainly to rural areas and small and medium-sized towns and cities in the United States. As of June 30, 2015, the Company operated in 28 states. The Company is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC), with 3.5 million customers, 2.4 million broadband subscribers and 18,200 employees as of June 30, 2015.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•

risks related to the pending Verizon Transaction, including our ability to complete the Verizon Transaction, our ability to successfully integrate operations, our ability to realize anticipated cost savings, sufficiency of the assets to be acquired from Verizon, our ability to migrate Verizon’s operations from Verizon owned and operated systems and processes to our owned and operated systems and processes successfully, failure to enter into or obtain, or delays in entering into or obtaining, certain agreements and consents necessary to operate the acquired business as planned, failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory approvals for the acquisition, and increased expenses incurred due to activities related to the Verizon Transaction;

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

•

our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity, which may affect payment of dividends on our common and preferred shares;

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

Revenue for the three months ended June 30, 2015 increased $221 million, or 19%, to $1,368 million as compared with the three months ended June 30, 2014.  Revenue for the six months ended June 30, 2015 increased $438 million, or 19%, to $2,739 million as compared to the six months ended June 30, 2014. Excluding revenue of $264 million  and $528 million attributable to the Connecticut operations, revenue from our Frontier legacy operations for the three and six months ended June 30, 2015 decreased $43 million, or  4%, and $90 million, or 4%, as compared with the three and six months ended June 30, 2014. The declines during both the second quarter and the first six months of 2015 are primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below.

Total company switched access and subsidy revenue of $270 million represented 10% of our revenues for the six months ended June 30, 2015. Switched access revenue was $91 million for the six months ended June 30, 2015, or 3% of our revenues, as compared to  $106 million, or 5% of our revenues, for the six months ended June 30, 2014.  The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017. We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout the remainder of 2015. Subsidy revenue was $178 million, or 7% of our revenues, for the six months ended June 30, 2015, as compared to $161 million, or 7%, of our revenues, for the six months ended June 30, 2014.  We expect declining revenue trends in switched access revenue to continue during the remainder of 2015.

During the three and six months ended June 30, 2015, we lost 0.6%  and 1.0%  of our total customers, net, as compared to a loss of 1.1% and 1.6% of our total customers, net during the three and six months ended June 30, 2014, respectively.  We believe the improved customer retention in 2015 is principally due to our investments in our network, our local engagement strategy, improved customer service and simplified products and pricing.

Total residential revenue for the three and six months ended  June 30, 2015 increased  $118 million, or 24%, and $239 million, or 24%, respectively, as compared with the three and six months ended June 30, 2014. Total residential revenue for the three and six months ended June 30, 2015 included $133 million and $271 million of revenue attributable to the Connecticut operations, respectively. Total residential revenue for our Frontier legacy operations declined $15 million, or 3%, and $32 million, or 3%, as compared with the three and six months ended June 30, 2014,  respectively, primarily as a result of decreases in voice services revenue, partially offset by increases in data services revenue. We had approximately 3,177,000 and 2,762,000 total residential customers as of June 30, 2015 and 2014, respectively. We lost approximately 0.6% and 1.1% of our residential customers, net, during the three months ended June 30, 2015 and 2014, respectively, and 0.9% and 1.5% of our residential customers, net, during the six months ended June 30, 2015 and 2014, respectively, principally driven by declines in voice customers. Our residential customer monthly churn was 1.78%  and 1.80% for the quarters ended June 30, 2015 and 2014, respectively. Average monthly residential revenue per customer (residential ARPC) increased $4.79, or 8%, to $64.43 and $4.96, or 8%, to $64.31 during the three and six months ended June 30, 2015 as compared with the three and six months ended June 30, 2014, respectively. The overall increase in residential ARPC is due to a higher percentage of the Company’s residential customers that take broadband services, Frontier Secure products, broadband customer migration to higher speeds and the increased number of non-satellite video customers. The Company expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Total business revenue for the three and six months ended June 30, 2015 increased  $105 million, or 20%, and $196 million, or 19%, as compared with the three and six months ended June 30, 2014. Total business revenue for the three and six months ended June 30, 2015 included $119 million and $235 million of revenue attributable to the Connecticut operations, respectively. Total

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

business revenue for our Frontier legacy operations declined $14 million, or 3%, and $39 million, or 4%, as compared with the three and six months ended June 30, 2014,  respectively, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 299,000 and 264,000 total business customers as of June 30, 2015 and 2014, respectively. We lost approximately 0.6% and 0.8% of our business customers, net, during the three months ended June 30, 2015 and 2014, respectively, and 1.8% and 2.4% of our business customers, net, during the six months ended June 30, 2015 and 2014, respectively. Average monthly business revenue per customer (business ARPC) increased $40.50, or 6%  and $34.61, or 5% during the three and six months ended June 30, 2015 as compared with the three and six months ended June 30, 2014, respectively.  The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. The Company expects the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2015, mitigated, in part, by increases in data services revenues.

During the three and six months ended June 30, 2015, the Company added approximately 29,200 and 46,300 net broadband subscribers, respectively.  During the three and six months ended June 30, 2014, the Company added approximately 27,700 and 64,900 net broadband subscribers, respectively. As of June 30, 2015,  approximately 66% of our residential broadband customers subscribed to a bundle of services. As of June 30, 2015, we were able to offer broadband to approximately 7.9 million households, or 92% of the 8.6 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers during the remainder of 2015.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE AND CUSTOMER RELATED METRICS

($ in millions)	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$515	$92	$423	$(49)	(10)%	$472
Data and Internet services	584	106	478	15	3%	463
Other	137	54	83	5	6%	78
Customer revenue	1,236	252	984	(29)	(3)%	1,013
Switched access and
subsidy	132	12	120	(14)	(10)%	134
Total revenue	$1,368	$264	$1,104	$(43)	(4)%	$1,147

	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$615	$133	$482	$(15)	(3)%	$497
Business	621	119	502	(14)	(3)%	516
Customer revenue	1,236	252	984	(29)	(3)%	1,013
Switched access and
subsidy	132	12	120	(14)	(10)%	134
Total revenue	$1,368	$264	$1,104	$(43)	(4)%	$1,147

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$1,040	$185	$855	$(99)	(10)%	$954
Data and Internet services	1,159	213	946	22	2%	924
Other	270	108	162	6	4%	156
Customer revenue	2,469	506	1,963	(71)	(3)%	2,034
Switched access and
subsidy	270	22	248	(19)	(7)%	267
Total revenue	$2,739	$528	$2,211	$(90)	(4)%	$2,301

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,232	$271	$961	$(32)	(3)%	$993
Business	1,237	235	1,002	(39)	(4)%	1,041
Customer revenue	2,469	506	1,963	(71)	(3)%	2,034
Switched access and
subsidy	270	22	248	(19)	(7)%	267
Total revenue	$2,739	$528	$2,211	$(90)	(4)%	$2,301

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the three months ended
	June 30, 2015	December 31, 2014	% Increase (Decrease)	June 30, 2014	% Increase (Decrease)

Customers (in thousands) (1)	3,476	3,512	(1)%	3,026	15%

Residential customer metrics:
Customers (in thousands) (1)	3,177	3,207	(1)%	2,762	15%
Average monthly residential
revenue per customer	$64.43	$65.67	(2)%	$59.64	8%
Customer monthly churn	1.78%	1.62%	10%	1.80%	(1)%

Business customer metrics:
Customers (in thousands) (1)	299	305	(2)%	264	13%
Average monthly business
revenue per customer	$689.21	$688.31	0%	$648.71	6%

Broadband subscribers (in thousands) (2)	2,407	2,361	2%	1,932	25%
Video subscribers (in thousands) (2)	570	582	(2)%	394	45%
Switched access minutes of use (in millions)	3,863	3,853	0%	3,760	3%

	For the six months ended
	June 30, 2015			June 30, 2014	% Increase (Decrease)

Residential customer metrics:
Average monthly residential
revenue per customer	$64.31			$59.35	8%
Customer monthly churn	1.78%			1.71%	4%

Business customer metrics:
Average monthly business
revenue per customer	$684.58			$649.97	5%

Switched access minutes of use (in millions)	7,811			7,703	1%

(1)	Reflects 470,100 residential customers, 48,800 business customers and 519,000 total customers attributable to the Connecticut Acquisition as of October 24, 2014.
(2)	Reflects 385,800 broadband subscribers and 192,000 video subscribers attributable to the Connecticut Acquisition as of October 24, 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective October 24, 2014, the Company’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition. Historical financial and operating data presented for Frontier is not indicative of future results and includes the results of the Connecticut operations that were acquired in the Connecticut Acquisition from the date of acquisition on October 24, 2014. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and six months ended June 30, 2015 and 2014. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2015 financial data for Frontier legacy operations (excluding the Connecticut operations) in comparison to 2014.

Prior period amounts for other operating expenses have been revised from the previously disclosed amounts to reflect the disaggregation of other operating expenses into network related expenses and selling, general and administrative expenses.  There has been no change to total operating expense as a result of this reclassification.

REVENUE

Voice Services

Voice services revenue for the three and six months ended June 30, 2015 decreased $49 million, or 10%, and $99 million, or 10%, primarily due to the continued loss of voice customers and, to a lesser extent,  decreases in individual feature packages, partially offset by increased local voice charges to residential and business end users.

Data and Internet Services

Data and Internet services revenue for the three and six months ended June 30, 2015 increased $15 million, or 3%,  and $22 million, or 2%, respectively, primarily due an improvement of $32 million, or 13% and $61 million, or 12%, in data services revenue for the three and six months ended June 30, 2015, respectively. The increase in data services revenue is primarily due to a 4% increase in the total number of broadband subscribers and sales of Frontier Secure products and services. Data and Internet services also includes nonswitched access revenue from data transmission services to other carriers and high-volume business customers with dedicated high-capacity Internet and Ethernet circuits. These nonswitched access revenues for the three and six months ended June 30, 2015 decreased $17 million, or 8%, and $39 million, or 9%, respectively, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul revenue and other carrier service revenues. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, we expect to continue to experience declines in wireless backhaul revenue throughout the remainder of 2015,  as our carrier partners migrate to Ethernet solutions at lower price points and certain customers migrate to our competitors.

Other

Other revenue for the three and six months ended June 30, 2015 increased $5 million, or 6%, and $6 million, or 4%, primarily due to lower bad debt expenses that are charged to other revenue and increased customer premise equipment revenues, partially offset by lower directory services revenue.

Switched Access and Subsidy

Switched access and subsidy revenue for the three and six months ended June 30, 2015 decreased $14 million, or 10%, and $19 million, or 7%, respectively, as compared to the three and six months ended June 30, 2014. Switched access revenue decreased $13 million, or 25%, and $26 million, or 24%, and subsidy revenue decreased $1 million, or 1%, and increased $6 million, or 4%, for the second quarter and first half of 2015, respectively. The decrease in switched access revenue was primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform.  The increase in subsidy revenue during the first half of 2015 was primarily due to the near completion of CAF Phase I.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in millions)	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$161	$57	$104	$(2)	(2)%	$106

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$316	$111	$205	$(8)	(4)%	$213

Network access expenses include access charges and other third-party costs directly attributable to providing access to customer locations from our network and video content costs. These expenses exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three and six months ended June 30, 2015 decreased $2 million, or 2%, and $8 million, or 4%, respectively, primarily due to lower long distance costs caused by a decrease in minutes of use and lower joint pole costs, partially offset by an increase in network access expenses related to higher broadband subscriber counts and costs for providing new circuits to our markets.

NETWORK RELATED EXPENSES

($ in millions)	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$313	$43	$270	$11	4%	$259

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$638	$91	$547	$25	5%	$522

Network related expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three and six months ended June 30, 2015 increased $11 million,  or 4%, and $25 million, or 5%, respectively, primarily due to higher costs for certain benefits, including pension and OPEB expense (as discussed below), and increased fleet and facilities costs, partially offset by reduced installation and repair costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$331	$57	$274	$9	3%	$265

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$661	$126	$535	$4	1%	$531

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three and six months ended June 30, 2015 increased $9 million and $4 million, respectively, primarily due to higher costs for certain benefits, including pension and OPEB expense (as discussed below) and additional compensation costs related to increased employee headcount, partially offset by certain litigation costs incurred in the first quarter of 2014 and lower facilities costs.

Pension and OPEB costs

Pension and OPEB costs for the Company are included in our network related expenses and SG&A expenses. Pension and OPEB costs for the three and six months ended June 30, 2015 and 2014 were approximately $19 million and $14 million, and $37 million and $29 million, respectively. Pension and OPEB costs include pension and OPEB expense of $24 million and $18 million, less amounts capitalized into the cost of capital expenditures of $5 million and $4 million, for the three months ended June 30, 2015 and 2014, respectively, and pension and OPEB expense of $47 million and $36 million, less amounts capitalized into the cost of capital expenditures of $10 million and $8 million, for the six months ended June 30, 2015 and 2014, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in millions)	For the three months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$247	$52	$195	$(2)	(1)%	$197
Amortization expense	88	23	65	(12)	(16)%	77
	$335	$75	$260	$(14)	(5)%	$274

	For the six months ended June 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$496	$103	$393	$(10)	(2)%	$403
Amortization expense	180	50	130	(22)	(14)%	152
	$676	$153	$523	$(32)	(6)%	$555

Depreciation and amortization expense for the three and six months ended June 30, 2015 decreased $14 million, or 5%,  and $32 million, or 6%, primarily due to the accelerated method of amortization related to the customer list that was acquired in the 2010 Acquisition and changes in the remaining useful lives of certain plant assets and a lower net asset base. We anticipate depreciation expense of approximately $960 million to $980 million and amortization expense of approximately $345 million in 2015,  including a full year associated with the Connecticut operations.

ACQUISITION AND INTEGRATION COSTS

($ in millions)	For the three months ended June 30,
	2015			2014
		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Acquisition and integration costs	$35	16	84%	$19

	For the six months ended June 30,
	2015			2014
		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Acquisition and integration costs	$92	62	207%	$30

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

During the six months ended June 30, 2015, the Company incurred $1 million of acquisition costs and $25 million of integration costs related to the Connecticut Acquisition.  We also invested  $19 million in capital expenditures related to the Connecticut Acquisition during the six months ended June 30, 2015.

During the first quarter of 2015, the Company began to incur acquisition and integration costs in connection with the pending Verizon Transaction. During the six months ended June 30, 2015, the Company incurred $34 million of acquisition costs and $32 million of integration costs related to the pending Verizon Transaction. We also invested $19 million in capital expenditures related to the Verizon Transaction during the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

($ in millions)	For the three months ended June 30,
	2015			2014
		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Investment and other income, net	$1	$1	-%	$-
Interest expense	$260	$93	56%	$167
Income tax expense (benefit)	$(38)	$(57)	(300)%	$19

	For the six months ended June 30,
	2015			2014
		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Investment and other income, net	$2	$1	100%	$1
Interest expense	$505	$167	49%	$338
Income tax expense (benefit)	$(68)	$(104)	(289)%	$36

Interest expense

Interest expense for the three and six months ended June 30, 2015 increased $93 million, or 56%, and $167 million, or 49%, respectively, as compared with the three and six months ended June 30, 2014.  We incurred commitment fees of $132 million on the Verizon Bridge Loan Facility (as defined below) related to the pending Verizon Transaction during the first six months of 2015,  as compared to the commitment fees of $15 million on the bridge loan facility related to the Connecticut Acquisition during the first six months of 2014. We also incurred additional interest on the $1.9 billion debt financing related to the Connecticut Acquisition.  Our composite average borrowing rate as of June 30, 2015 and 2014 was 7.68% and 7.91%, respectively.

Income tax expense (benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2015 decreased $57 million and $104 million, as compared to the three and six months ended June 30, 2014, respectively. Our effective tax rate was 46.3% as compared with 32.0% for the six months ended June 30, 2014. The decrease in income tax expense (benefit) was primarily due to the change from pretax income in the first half of 2014 to pretax loss in the first half of 2015.  Income taxes for the three and six months ended June 30, 2015 include the impact of a $15 million benefit resulting from the adjustment of deferred tax balances due to state tax law changes and a state filing method change.

Net income (loss)

Net income (loss) for the second quarter of 2015 was a net loss of  $28 million, or ($0.03) per share, as compared to net income of  $38 million, or $0.04 per share, in the second quarter of 2014, and net loss of $79 million, or ($0.08) per share, as compared to net income for the first half of 2015 of $77 million, or $0.08 per share, for the six months ended June 30, 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of June 30, 2015, we had unrestricted cash and cash equivalents aggregating to  $1,246 million,  which excludes restricted cash, primarily representing funds escrowed from the common and preferred stock equity offerings, of $1,842 million.  Our primary source of funds continued to be cash generated from operations, along with the unrestricted cash raised from the common and preferred stock equity offerings.  For the six months ended June 30, 2015, we used cash flow from operations and cash on hand to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

At June 30, 2015, we had a working capital surplus of $2,680 million,  as compared to a working capital deficit of $26 million at December 31, 2014. Our working capital at June 30, 2015 included $2,665 million that was attributable to the net proceeds from the common stock and Series A preferred stock offerings described below. These proceeds include $1,840 million of restricted cash that the Company intends to use in connection with the Verizon Transaction.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities declined $25 million, or 4%, for the six months ended June 30, 2015, as compared with the prior year period. The decrease was primarily the result of changes in working capital and lower adjusted net income before depreciation and amortization.

We paid $20 million and $14 million in net cash taxes during the six months ended June 30, 2015 and 2014, respectively. Our 2015 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the Tax Increase Prevention Act of 2014. Absent any legislative changes in 2015, we expect that our cash tax payments will be in the range of approximately $95 million to $110 million for 2015.

In connection with the pending Verizon Transaction, the Company recognized acquisition and integration costs of $66 million during the first six months of 2015. Interest expense of $132 million was incurred during the first six months of 2015 related to the Verizon Bridge Facility (as defined below).

In connection with the Connecticut Acquisition, the Company recognized acquisition and integration costs of $26 million during the first six months of 2015 compared to  $30 million during the first six months of 2014. Interest expense of $15 million was incurred during the first six months of 2014 on the bridge loan facility related to the Connecticut Acquisition.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2015 and 2014, our capital expenditures were $386 million and $303 million, respectively,  (including $38 million and $42 million of integration-related capital expenditures for the six months ended June 30, 2015 and 2014, respectively).  Since 2012, Frontier received a total of $133 million from the Connect America Fund (CAF) Phase I to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF funds amounted to $16 million and $25 million for the six months ended June 30, 2015 and 2014, respectively. We anticipate capital expenditures for business operations to increase in 2015 as a result of the Connecticut Acquisition to approximately $700 million to $750 million, as compared to $572 million in 2014.

Cash Flows used by and provided from Financing Activities

Debt Financings

During the first six months of 2015, we entered into secured financings totaling $3 million with four year terms and no stated interest rate for certain equipment purchases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Debt Reduction

During the first six months of 2015 and 2014, we retired an aggregate principal amount of $250 million and $230 million, respectively, of debt consisting of $248 million and $229 million, respectively, of senior unsecured debt. Additionally, we retired $2 million and $1 million of other secured debt during the first six months of 2015 and 2014, respectively.

We may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Common Stock Offering

On June 10, 2015, the Company completed a registered public offering of 150,000,000 shares of its common stock, par value $0.25 per share, at a public offering price of $5.00 per share. On June 24, 2015, the Company issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and estimated expenses. The Company will use the net proceeds from this offering to fund a portion of the Verizon Transaction.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, the Company also completed a registered public offering of 17,500,000 shares of its 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at a public offering price of $100.00 per share. On June 24, 2015, the Company issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and estimated expenses. The Company will use the net proceeds from this offering to fund a portion of the Verizon Transaction.

Pursuant to the terms of the Verizon Transaction, $1,840 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of June 30, 2015.  Upon closing of the acquisition, the funds would be released and used to fund a portion of the purchase price.  If the Verizon Transaction is terminated, then the funds would be released and become unrestricted cash of the Company.

Capital Resources

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively impact our cash generated from operations. As of June 30, 2015, we had $48 million of debt maturing during the last six months of 2015; $384 million and $646 million of debt will mature in 2016 and 2017, respectively.

Bridge Facilities

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $132 million during the six months ended June 30, 2015. The Verizon Bridge Facility was entered into by the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.  Under the Verizon Bridge Facility, the lenders have agreed at closing of the Verizon Transaction to provide to us an unsecured bridge loan facility for up to $10.9 billion for the purposes of funding (i) substantially all of the purchase price for the Verizon Transaction and (ii) the fees and expenses incurred in connection with the transactions contemplated by the securities purchase agreement for the Verizon Transaction. Pursuant to the Verizon Bridge Facility, if and to the extent we do not, or are unable to, issue debt and equity securities yielding up to $10.9 billion in gross cash proceeds on or prior to the closing of the Verizon Transaction, we may draw down up to $10.9 billion, less the amount of the debt and equity securities issued by us.

In June 2015, the Verizon Bridge Facility was reduced by $2.75 billion following execution of the common stock and mandatory convertible preferred stock offerings.

Bank Financing

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, commencing on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at June 30, 2015 was LIBOR plus 3.875%.

The Company has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of the Company. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on the Total Leverage Ratio of the Company, as such term is defined in the 2011 CoBank Credit Agreement.  The interest rate on this facility at June 30, 2015 was LIBOR plus 3.875%.

Revolving Credit Facility

The Company has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of June 30, 2015,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on the Company’s debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of June 30, 2015. During the term of the Revolving Credit Facility, the Company may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at the Company’s election, plus a margin based on the Company’s debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at June 30, 2015 would have been the alternative base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on the Company’s debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

As of June 30, 2015, we were in compliance with all of our debt and credit facility covenants.

Dividends

We currently intend to continue to pay regular quarterly dividends on our common and preferred stock.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Commencing with the dividend on common stock for the first quarter of 2015, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate. On an annual basis, this plan would increase the dividend on common stock from $0.40 to $0.42 per share. Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100.00 per share, or $11.125 per year per share. The declarations and payment of future dividends is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments

In our normal course of business we have obligations under certain non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitment under the arrangement is $141 million for the year ending December 31, 2015.  As of June 30, 2015, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

The FCC and certain state regulatory commissions, in connection with granting their approvals of the 2010 Acquisition, specified certain capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. These requirements focus primarily on certain capital investment commitments to expand broadband availability to at least 85% of the households throughout the territories acquired in the 2010 Acquisition with minimum download speeds of 3 Mbps by the end of 2013. We are required to provide download speeds of 4 Mbps to at least 75%, 80% and 85% of the households throughout the territories acquired in the 2010 Acquisition by the end of 2013, 2014 and 2015, respectively.  As of June 30, 2015, we have met all of the FCC requirements described above.

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

Regulatory Developments

On February 26, 2015, the FCC issued an Order adopting rules to “Preserve a Free and Open Internet” (i.e., net neutrality). In the Order, the FCC asserted jurisdiction over broadband service utilizing its jurisdictional authority under Title II of the Communications Act. It adopted specific obligations for fixed and mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers. These obligations are largely consistent with the practices Frontier already has in place today. The FCC also announced additional transparency requirements intended to provide consumers more information about a

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

provider’s network management practices, performance, speed, price, and data caps. More details regarding an FCC “safe harbor” disclosure framework for the enhanced transparency requirements will be released by the FCC at a later, yet-to-be-determined date. The future state of this framework and its effect on us is unknown.

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $283 million in annual support from 2015 thru 2020 to deliver 10mbps/1mbps broadband service to approximately 660,000 households across the 28 states where we operate.

CAF Phase II support will replace the Universal Service Fund frozen high-cost support that Frontier has been receiving following the 2011 Order.  By accepting the offer, the $156 million in annual frozen support Frontier had been receiving will be replaced by CAF Phase II funding.  In addition to the CAF Phase II annual support, Frontier will also receive frozen support phasedown payments in 2015 through 2017.  CAF Phase II funding is retroactive to January 2015; as a result, Frontier expects to receive a true-up payment in the third quarter of 2015 for the difference in CAF II funding over the previous frozen support.

Through June 30, 2015, we had met the first round of CAF Phase I requirements to enable approximately 93,000 households with broadband service.  We also have a requirement under the second round of CAF Phase I to enable approximately 103,000 households with broadband by 2017, which we anticipate completing in the third quarter of 2015.  In 2015 and in the aggregate, we have spent $16 million and $109 million, respectively, related to CAF Phase I and have enabled a total of 197,600 households with broadband.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, as well as our floating rate indebtedness. As of June 30,  2015,  93%  of our long-term debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2015. The Company believes that its currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives,  only $706 million of our outstanding borrowings at June  30, 2015 have floating interest rates. In addition, our undrawn  $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at June 30, 2015, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2015, the fair value of our long-term debt was estimated to be approximately $9.0 billion, based on our overall weighted average borrowing rate of 7.68% and our overall weighted average maturity of approximately eight years. As of June 30, 2015,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2014.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2015 is limited to our pension plan assets.  We have no other security investments of any significant amount.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company’s pension plan assets decreased from $1,673 million at December 31, 2014 to $1,659 million at June 30, 2015,  a decrease of $14 million, or 1%. This decrease is a result of benefit payments of $60 million, offset by positive investment returns of $6 million and cash contributions of $40 million during the first half of 2015. An additional cash contribution of $23 million was made on July 15, 2015. We expect that we will make contributions of cash and/or other assets to our pension plan of approximately $100 million in 2015.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2015,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at June 30, 2015.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2015 to April 30, 2015
Employee Transactions (1)	467	$7.28

May 1, 2015 to May 31, 2015
Employee Transactions (1)	338,776	$7.96

June 1, 2015 to June 30, 2015
Employee Transactions (1)	6,906	$5.05

Totals April 1, 2015 to June 30, 2015
Employee Transactions (1)	346,149	$7.90

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits

(a)	Exhibits:

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 5, 2015