Form 10-Q
period 2015-09-30
FRONTIER COMMUNICATIONS CORP
filed 2015-11-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of October 26,  2015 was 1,168,212,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,011	$682
Accounts receivable, less allowances of $55 and $72, respectively	554	614
Restricted cash	8,440	-
Prepaid expenses	86	61
Income taxes and other current assets	104	129
Total current assets	10,195	1,486

Property, plant and equipment, net	8,439	8,566
Goodwill	7,166	7,205
Other intangibles, net	1,220	1,500
Other assets	345	217
Total assets	$27,365	$18,974

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$97	$298
Accounts payable	335	379
Advanced billings	165	179
Accrued taxes	106	80
Accrued interest	215	214
Pension and other postretirement benefits	97	124
Other current liabilities	413	238
Total current liabilities	1,428	1,512

Deferred income taxes	2,704	2,939
Pension and other postretirement benefits	1,146	1,141
Other liabilities	216	238
Long-term debt	16,016	9,486

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding
at September 30, 2015)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares, 1,192,986 and 1,027,986 issued and 1,168,218 and 1,002,469 outstanding,
respectively, at September 30, 2015 and December 31, 2014)	298	257
Additional paid-in capital	6,210	3,990
Retained earnings	16	109
Accumulated other comprehensive loss, net of tax	(391)	(404)
Treasury stock	(278)	(294)
Total equity	5,855	3,658
Total liabilities and equity	$27,365	$18,974

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2015	2014	2015	2014

Revenue	$1,424	$1,141	$4,163	$3,442

Operating expenses:
Network access expenses	159	108	475	321
Network related expenses	331	276	969	798
Selling, general and administrative expenses	344	257	1,005	788
Depreciation and amortization	325	261	1,001	816
Acquisition and integration costs	58	42	150	72
Total operating expenses	1,217	944	3,600	2,795

Operating income	207	197	563	647

Investment and other income, net	1	25	3	26
Interest expense	246	170	751	508

Income (loss) before income taxes	(38)	52	(185)	165
Income tax expense (benefit)	(24)	10	(92)	46

Net income (loss)	(14)	42	(93)	119
Less: Dividends on preferred stock	67	-	67	-
Net income (loss) attributable to
Frontier common shareholders	$(81)	$42	$(160)	$119

Basic and diluted net income (loss) per share
attributable to Frontier common shareholders	$(0.07)	$0.04	$(0.15)	$0.12

Total weighted average shares outstanding - basic	1,161,207	994,647	1,061,644	994,393
Total weighted average shares outstanding - diluted	1,161,207	997,855	1,061,644	997,744

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2015	2014	2015	2014

Net income (loss)	$(14)	$42	$(93)	$119
Other comprehensive income, net of tax (see Note 13)	5	2	13	8

Comprehensive income (loss)	$(9)	$44	$(80)	$127

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

($ in millions and shares in thousands)

(Unaudited)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Treasury Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance January 1, 2015	-	$-	1,027,986	$257	$3,990	$109	$(404)	(25,517)	$(294)	$3,658
Issuance of common stock	-	-	165,000	41	758	-	-	-	-	799
Issuance of preferred stock	19,250	-	-	-	1,866	-	-	-	-	1,866
Stock plans	-	-	-	-	(4)	-	-	749	16	12
Dividends on common stock	-	-	-	-	(333)	-	-	-	-	(333)
Dividends on preferred stock	-	-	-	-	(67)	-	-	-	-	(67)
Net loss	-	-	-	-	-	(93)	-	-	-	(93)
Other comprehensive income, net
of tax	-	-	-	-	-	-	13	-	-	13
Balance September 30, 2015	19,250	$-	1,192,986	$298	$6,210	$16	$(391)	(24,768)	$(278)	$5,855

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

($ in millions)

(Unaudited)

	2015	2014

Cash flows provided from (used by) operating activities:
Net income (loss)	$(93)	$119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,001	816
Pension/OPEB costs	(3)	(21)
Stock based compensation expense	19	18
Gains on sale of assets	-	(25)
Amortization of deferred financing costs	194	30
Deferred income taxes	(163)	(125)
Change in accounts receivable	59	17
Change in accounts payable and other liabilities	(46)	53
Change in prepaid expenses, income taxes and other current assets	(7)	60
Net cash provided from operating activities	961	942

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(525)	(413)
Capital expenditures - Integration activities	(101)	(82)
Network expansion funded by Connect America Fund - Phase I	(22)	(41)
Grant funds received for network expansion from Connect America Fund - Phase I	-	4
Proceeds on sale of assets	-	25
Cash transferred (to)/from escrow	(8,440)	(1,508)
Cash paid for an acquisition, net of cash acquired	(17)	-
Other	(2)	27
Net cash used by investing activities	(9,107)	(1,988)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	6,603	1,561
Financing costs paid	(119)	(39)
Long-term debt payments	(274)	(245)
Proceeds from issuance of common stock, net	799	-
Proceeds from issuance of preferred stock, net	1,866	-
Dividends paid on common stock	(333)	(301)
Dividends paid on preferred stock	(67)	-
Other	-	(2)
Net cash provided from (used by) financing activities	8,475	974

Increase/(Decrease) in cash and cash equivalents	329	(72)
Cash and cash equivalents at January 1,	682	880

Cash and cash equivalents at September 30,	$1,011	$808

Supplemental cash flow information:
Cash paid during the period for:
Interest	$553	$464
Income taxes, net	$27	$36

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reclassifications of amounts previously reported in our consolidated statement of operations as “Other operating expenses” have been made to conform to the current presentation of “Network related expenses” and “Selling, general and administrative expenses”.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income (loss) and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2015, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

Effective October 24, 2014, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition, as described in Note 3 - Acquisitions. Financial data presented for Frontier for periods prior to that date is not indicative of the future financial position or operating results for Frontier.

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the allowance for doubtful accounts,  asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, business combinations, and pension and other postretirement benefits, among others.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas. We have combined our six geographic operating regions because all of these regional operations share similar characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular region.

(b)   Revenue Recognition:

Revenue is recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services (including data services), special access services and monthly recurring voice, video and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes non-recurring network access services (including data services), switched access services and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that the services are provided. Excise taxes are recognized as a liability when billed. Installation fees and their related direct and incremental costs are initially deferred and recognized as revenue and expense over the average term of a customer relationship. We recognize as current period expense the portion of installation costs that exceeds installation fee revenue.

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of  $38 million and $30 million, and $114 million and $90 million, for the three and nine months ended September 30, 2015 and 2014, respectively.

In 2015 we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which replaces the USF frozen high-cost support that we had been receiving pursuant to a 2011 FCC order.  CAF Phase II funding as well as USF frozen high-cost support are programs intended to subsidize the high-cost of delivering communications services to certain high-cost unserved or underserved areas.  We are recognizing these subsidies into revenue consistent with how the costs related to these subsidies are being and are expected to be incurred, which is on a straight line basis.

We categorize our products, services and other revenues among the following four categories:

•

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voices services also include the long distance voice origination and termination services that we provide to our business customers and other carriers;

•

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

•	Other customer revenue includes residential video services, our provision for bad debts, sales of customer premise equipment to our business customers and directory services; and

•

Switched Access and Subsidy revenues include revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a minutes- of-use basis applying tariffed rates filed with the FCC or state agencies. We also receive cost subsidies from state and federal authorities, including the Connect America Fund.

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2015	2014	2015	2014

Voice services	$500	$472	$1,540	$1,426
Data and Internet services	589	469	1,748	1,393
Other	134	76	404	232
Customer revenue	1,223	1,017	3,692	3,051
Switched access and subsidy	201	124	471	391
Total revenue	$1,424	$1,141	$4,163	$3,442

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP. During the second quarter of 2015, Frontier reorganized into six regional operating segments, which are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the second quarter of 2015, we reassigned goodwill to our regional operating segments (reporting units) using a relative fair value allocation approach.  We tested for the impairment of goodwill and there was no indication of impairment at June 30, 2015.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Debt Issuance Costs

In April, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This standard permits an entity to defer and present debt issuance costs related to line-of-credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These new standards are effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted and companies must apply the requirements retrospectively. At this time, Frontier has not elected the early adoption method for this standard. Debt issuance costs are included in “Other assets” and were $208 million at September 30, 2015.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Frontier is currently evaluating the impact of adopting the new standard,  but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

(3)   Acquisitions:

The Connecticut Acquisition

On October 24, 2014, pursuant to the stock purchase agreement dated December 16, 2013, as amended, Frontier acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2,018 million in cash, including adjustments for working capital. Following the Connecticut Acquisition, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut. Frontier also acquired the AT&T U-verse® video and DISH® satellite TV customers in Connecticut.

In connection with the Connecticut Acquisition, Frontier incurred $38 million of operating expenses, consisting of $1 million and $37 million of acquisition and integration costs, respectively, and $23 million in capital expenditures during the nine months ended September 30, 2015. Frontier incurred $72 million of operating expenses, consisting of $3 million and $69

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million of acquisition and integration costs, respectively, and $82 million in capital expenditures during the nine months ended September 30, 2014.

Our consolidated statement of operations for the nine months ended September 30, 2015 includes $792 million of revenue and $74 million of operating income related to the results of the Connecticut operations.

The final allocation of the purchase price presented below represents the effect of recording the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Connecticut Acquisition, based on the total transaction consideration of $2,018 million. An adjustment to the allocation of the purchase price for the Connecticut Acquisition during the third quarter of 2015 resulted in a $71 million decrease to Deferred income taxes and Goodwill.

($ in millions)

Current assets	$69
Property, plant & equipment	1,459
Goodwill	815
Other intangibles - customer list	570
Current liabilities	(94)
Deferred income taxes	(576)
Other liabilities	(225)
Total net assets acquired	$2,018

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

($ in millions, except per share amounts)	(Unaudited)	(Unaudited)
	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014

Revenue	$1,448	$4,366

Operating income	$250	$744

Net income	$62	$135

Basic and diluted net income per share	$0.07	$0.14

The Verizon Transaction

On February 5, 2015, we entered into an agreement with Verizon Communications Inc. (Verizon) to acquire Verizon’s wireline operations that provide services to residential, commercial and wholesale customers in California, Florida and Texas for a purchase price of $10,540 million in cash and assumed debt (the Verizon Transaction), with adjustments for working capital.  Upon completion of the pending Verizon Transaction, Frontier will operate Verizon properties that included 3.5 million voice connections, 2.2 million broadband connections, and 1.2 million FiOS® video connections as

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of June 30, 2015.  The transaction is expected to close at the end of the first quarter of 2016 subject to regulatory approval and the completion of operational matters.

In the third quarter of 2015, Frontier received regulatory approvals from the FCC and the Public Utilities Commission of Texas. The approval from the California Public Utilities Commission is pending. In the third quarter of 2015, Frontier reached agreement with the Communications Workers of America and the International Brotherhood of Electrical Workers, representing employees that support operations in California, Florida and Texas, to extend their existing collective bargaining agreements by two years.  In addition, Verizon has conditionally accepted $49 million in annual support in California and Texas under the CAF Phase II program.

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives. Frontier incurred $112 million of operating expenses, consisting of $37 million of acquisition costs and $75 million of integration costs, related to the pending Verizon Transaction during the nine months ended September 30, 2015. We also invested $78 million in capital expenditures related to the Verizon Transaction during the nine months ended September 30, 2015.

Frontier completed a private debt offering of $6,600 million of unsecured senior notes in September 2015 and entered into a credit agreement for a new $1,500 million senior secured delayed-draw term loan facility in August 2015, each for the purpose of financing the Verizon Transaction. Frontier issued $2,750 million in preferred and common stock in June 2015 for the purpose of financing the Verizon Transaction. Net proceeds from these debt and equity offerings in the amount of $8,440 million are included in “Restricted cash” in the consolidated balance sheet as of September 30, 2015. See Notes 8 and 9 for further discussion.

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2015	December 31, 2014

Retail and Wholesale	$551	$630
Other	58	56
Less: Allowance for doubtful accounts	(55)	(72)
Accounts receivable, net	$554	$614

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $20  million and $17 million for the three months ended September 30, 2015 and 2014,  respectively, and $46 million and $41 million for the nine months ended September 30, 2015 and 2014, respectively. Our allowance for doubtful accounts declined in the first nine months of 2015, primarily as a result of the resolution of a principal carrier dispute during the first quarter.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2015	December 31, 2014

Property, plant and equipment	$17,522	$16,946
Less: Accumulated depreciation	(9,083)	(8,380)
Property, plant and equipment, net	$8,439	$8,566

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense is principally based on the composite group method. Depreciation expense was $245 million and $195 million, and $741 million and $598 million, for the three and nine months ended September 30, 2015 and 2014, respectively.  We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2014,  as a result of our annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant  impact to depreciation expense. In addition, we commissioned an independent study to determine the estimated useful lives for assets acquired during the Connecticut Acquisition. These new lives were adopted effective October 24, 2014.

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from January 1, 2015 through September 30, 2015 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2015	$7,205
Connecticut Acquisition (Note 3)	(53)
Other Acquisition	14
Balance at September 30, 2015	$7,166

The components of other intangibles are as follows:

($ in millions)	September 30, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer list	$2,998	$(1,900)	$1,098	$3,018	$(1,640)	$1,378
Trade name	122	-	122	122	-	122
Total other intangibles	$3,120	$(1,900)	$1,220	$3,140	$(1,640)	$1,500

Amortization expense was $80 million and $66 million, and $260 million and $218 million, for the three and nine months ended September 30, 2015 and 2014, respectively. Amortization expense represents the amortization of our customer lists acquired as a result of the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 (the 2010 Acquisition) with each based on a useful life of 9 to 12 years on an accelerated method.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2015 and December 31, 2014.  For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

($ in millions)	September 30, 2015		December 31, 2014

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,016	$14,779	$9,486	$10,034

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8)   Long-Term Debt:

The activity in our long-term debt from January 1, 2015 through September 30, 2015 is summarized as follows:

		Nine months ended
		September 30, 2015			Interest
					Rate at
	January 1,	Payments	New	September 30,	September 30,
($ in millions)	2015	and Retirements	Borrowings	2015	2015 *

Senior Unsecured Debt	$9,750	$(272)	$6,600	$16,078	8.98%
Secured Debt	23	(2)	3	24	3.64%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$9,781	$(274)	$6,603	$16,110	8.97%

Less: Debt (Discount)/Premium	3			3
Less: Current Portion	(298)			(97)
	$9,486			$16,016

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at September 30, 2015 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our senior unsecured debt and subsidiary debentures is as follows:

($ in millions)	September 30, 2015		December 31, 2014

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
3/15/2015	-	-	105	6.625%
4/15/2015	-	-	97	7.875%
10/14/2016 *	359	2.575% (Variable)	402	3.045% (Variable)
4/15/2017	607	8.250%	607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
10/24/2019 **	323	3.575% (Variable)	350	3.545% (Variable)
4/15/2020	1,022	8.500%	1,022	8.500%
9/15/2020	1,000	8.875%	-	-
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,000	10.500%	-	-
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	-	-
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,828		9,500
Subsidiary Debentures Due:
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
Total	$16,078	8.72% ***	$9,750	7.45% ***

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier intends to use the proceeds from the offering to finance a portion of the cash consideration payable in connection with the Verizon Transaction and to pay related fees and expenses. The net proceeds of the debt offering (after deducting underwriting fees) of $6,485 million are included in “Restricted cash” in the consolidated balance sheet as of September 30, 2015.  These funds were deposited in an escrow account to partially fund the acquisition or, if the acquisition is terminated or otherwise not consummated on or before August 6, 2016, to redeem the new Senior Notes at par plus accrued interest.

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  The term loan will be drawn at the closing of the Verizon Transaction.  The final maturity date is the earlier of the fifth anniversary of the draw date or March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $19 million per installment, commencing one full fiscal quarter after the draw date.  The quarterly installments will increase to $38 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement will be secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $52 million and $184 million during the three and nine months ended September 30, 2015, respectively. The accrued liabilities related to the Verizon Bridge Facility of $173 million are included in “Other current liabilities” in the consolidated balance sheet as of September 30, 2015.  The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

During the first nine months of 2015, we entered into secured financings totaling $3 million with four year terms and no stated interest rate for certain equipment purchases.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, which commenced on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at September 30, 2015 was LIBOR plus 3.375%.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2011 CoBank Credit Agreement. The interest rate on this facility at September 30, 2015 was LIBOR plus 2.375%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of September 30, 2015,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of September 30, 2015. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at September 30, 2015 would have been the alternate base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement in connection with the closing of the Verizon Transaction, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility will become secured debt. These borrowings will be secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

As of September 30, 2015, we were in compliance with all of our debt and credit facility financial covenants.

Our scheduled principal payments are as follows as of September 30, 2015:

Principal
($ in millions)	Payments

2015 (remaining three months)	$24
2016	$384
2017	$646
2018	$620
2019	$645
2020	$2,022
Thereafter	$11,769

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9)   Capital Stock:

Common Stock Offering

On June 10, 2015, we completed a registered offering of 150,000,000 shares of our common stock, par value $0.25 per share, at an offering price of $5 per share. On June 24, 2015, Frontier issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and estimated expenses. We intend to use the net proceeds from this offering to fund a portion of the acquisition price of the Verizon Transaction and related fees and expenses.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, we also completed a registered offering of 17,500,000 shares of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at an offering price of $100 per share. On June 24, 2015, Frontier issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and estimated expenses. We intend to use the net proceeds from this offering to fund a portion of the acquisition price of the Verizon Transaction and related fees and expenses.

Unless converted earlier, each share of the Series A Preferred Stock will automatically convert on June 29, 2018 into between 17.0213 and 20.0000 shares of common stock, depending on the applicable market value of our common stock, subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to June 29, 2018, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, commencing on September 30, 2015 to, and including, the mandatory conversion date.    Series A Preferred Stock dividends of $67 million were paid on September 30, 2015.

Pursuant to the terms of the Verizon Transaction, $1,955 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of September 30, 2015.  Upon closing of the Verizon Transaction, the funds will be released and used to fund a portion of the purchase price.  If the Verizon Transaction is terminated, the funds will be released and become unrestricted cash of Frontier.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)  Income Taxes:

The following is a reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2015	2014	2015	2014

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	31.4	1.1	7.8	1.1
Tax reserve adjustment	(15.9)	5.5	(3.7)	0.6
Domestic production activities deduction	15.8	(16.9)	3.6	(5.3)
Changes in certain deferred tax balances	(9.5)	-	6.2	(1.7)
Federal research and development credit	5.4	(7.8)	1.1	(2.4)
All other, net	0.9	2.0	(0.3)	0.6
Effective tax rate	63.1%	18.9%	49.7%	27.9%

Income taxes for the nine months ended September 30, 2015 include the impact of an $11 million benefit primarily resulting from the adjustment of deferred tax balances due to state tax law changes.    Income taxes for the three and nine months ended September 30, 2015 also include the impact of a $2 million benefit from the adjustment of federal research and development credits and a $7 million benefit from the domestic production activities deductions.

Income taxes for the nine months ended September 30, 2014 include the impact of a $4 million benefit from federal research and development credits, a $9 million benefit from the domestic production activities deduction and a $3 million benefit arising from state tax law changes, partially offset by a net increase in reserves for uncertain tax positions of $1 million.

Amounts pertaining to income tax related accounts of $71 million and $97 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)  Net Income (Loss) Per Share:

The reconciliation of the net income (loss) per share calculation is as follows:

	For the three months ended		For the nine months ended
($ in millions and shares in thousands, except per share amounts)	September 30,		September 30,

	2015	2014	2015	2014
Net income (loss) used for basic and diluted earnings
per share:
Net income (loss) attributable to Frontier common shareholders	$(81)	$42	$(160)	$119
Less: Dividends paid on unvested restricted stock awards	(1)	(1)	(2)	(2)
Total basic and diluted net income (loss)
attributable to Frontier common shareholders	$(82)	$41	$(162)	$117

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,168,272	1,002,092	1,068,877	1,001,656
Less: Weighted average unvested restricted stock awards	(7,065)	(7,445)	(7,233)	(7,263)
Total weighted average shares outstanding - basic	1,161,207	994,647	1,061,644	994,393

Basic net income (loss) per share
attributable to Frontier common shareholders	$(0.07)	$0.04	$(0.15)	$0.12

Diluted earnings per share:
Total weighted average shares outstanding - basic	1,161,207	994,647	1,061,644	994,393
Effect of dilutive shares	-	3,208	-	3,351
Total weighted average shares outstanding - diluted	1,161,207	997,855	1,061,644	997,744

Diluted net income (loss) per share
attributable to Frontier common shareholders	$(0.07)	$0.04	$(0.15)	$0.12

Stock Options

For the three and nine months ended September 30, 2015 and 2014, options to purchase 68,000 and 83,000 shares,  respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At September 30, 2015 and 2014, we had 1,334,633 and 1,050,568 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $(1) million and $3 million for the nine months ended September 30, 2015 and 2014, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of September 30, 2015, as their impact was anti-dilutive.

In calculating diluted net loss per share for the three and nine months ended September 30, 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

(12)  Stock Plans:

At September 30, 2015, we had  six  stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At September 30, 2015, there were 22,541,000 shares authorized for grant and 12,629,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

Performance Shares

On February 25, 2015, the Compensation Committee of our Board of Directors granted approximately 665,000 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2015, which applies to the first year in the 2015-2017  measurement period, the second year of the 2014-2016 measurement period and the third year of the 2013-2015 measurement period.

The following summary presents information regarding LTIP target performance shares as of September 30, 2015 and changes during the nine months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2015	2,682
LTIP target performance shares granted	738
LTIP target performance shares earned	(743)
LTIP target performance shares forfeited	(152)
Balance at September 30, 2015	2,525

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the nine months ended September 30, 2015 and 2014,  we recognized an expense of $6 million and $3 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2015 and changes during the nine months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2015	7,807	$4.75	$52
Restricted stock granted	2,814	$7.92	$13
Restricted stock vested	(3,209)	$4.89	$15
Restricted stock forfeited	(345)	$5.08
Balance at September 30, 2015	7,067	$5.93	$34

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2015 was $29 million and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Shares granted during the first nine months of 2014 totaled 3,836,000. The total fair value of shares of restricted stock granted and vested at September 30, 2014 was approximately $25 million and $15 million, respectively. The total fair value of unvested restricted stock at September 30, 2014 was $48 million.  The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2014 was $4.74 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $13 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)  Comprehensive Income (Loss):

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive loss, net of tax at September 30, 2015 and 2014, and changes for the nine months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2015	$(532)	$(119)	$247	$(404)
Other comprehensive loss before reclassifications	-	-	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	22	3	(10)	15
Net current-period other comprehensive income (loss)	22	3	(12)	13
Balance at September 30, 2015	$(510)	$(116)	$235	$(391)

	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2014	$(411)	$(5)	$156	$(260)
Amounts reclassified from accumulated other comprehensive loss	14	(1)	(5)	8
Net current-period other comprehensive income (loss)	14	(1)	(5)	8
Balance at September 30, 2014	$(397)	$(6)	$151	$(252)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 are as follows:

($ in millions)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended September 30,		For the nine months ended September 30,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2015	2014	2015	2014	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(9)	$(5)	$(22)	$(14)	Income (loss) before income taxes
Tax impact	3	2	8	5	Income tax (expense) benefit
	$(6)	$(3)	$(14)	$(9)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$1	$1	$3	$3
Actuarial gains (losses)	(1)	(1)	(6)	(2)
	-	-	(3)	1	Income (loss) before income taxes
Tax impact	-	-	1	-	Income tax (expense) benefit
	$-	$-	$(2)	$1	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2015	2014	2015	2014
($ in millions)
Components of net periodic pension benefit cost
Service cost	$14	$9	$41	$29
Interest cost on projected benefit obligation	22	19	66	59
Expected return on plan assets	(32)	(23)	(96)	(70)
Amortization of unrecognized loss	9	5	22	14
Net periodic pension benefit cost	$13	$10	$33	$32

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,

	2015	2014	2015	2014
($ in millions)
Components of net periodic postretirement benefit cost
Service cost	$5	$3	$14	$8
Interest cost on projected benefit obligation	7	5	22	15
Amortization of prior service cost/(credit)	(1)	(1)	(3)	(3)
Amortization of unrecognized loss	1	1	6	2
Net periodic postretirement benefit cost	$12	$8	$39	$22

During the first nine months of 2015 and 2014, we capitalized $15 million and $11 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. Based on current assumptions and plan asset values, we estimate that our 2015 pension and OPEB expenses will be approximately $90 million to $100 million before amounts capitalized into the cost of capital expenditures and the impact of pension settlement costs, if any, as compared to $74 million in 2014. We made total cash contributions to our pension plan during the nine months ended September 30, 2015 of $62 million and estimate that there are no further contributions required in 2015.

Our pension plan assets decreased from $1,673 million at December 31, 2014 to  $1,576 million at September 30, 2015, a decrease of $97 million, or 6%.  This decrease is a result of benefit payments of $104 million and negative investment returns of $60 million, offset by asset transfers from the AT&T pension plan trust of $5 million related to the Connecticut Acquisition and cash contributions of $62 million during the first nine months of 2015.

(15)  Commitments and Contingencies:

We anticipate total capital expenditures for our current business operations of approximately $700 million to $750 million for 2015, excluding the expenditure of funds previously received from the Connect America Fund Phase I program and capital expenditures related to our integration activities. Although from time to time we make short-term purchasing commitments to vendors with respect to these capital expenditures, we generally do not enter into firm, written contracts for such activities.

In connection with the Verizon Transaction, we will incur additional operating expenses and capital expenditures in 2015 related to integration activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 29, 2015, the Federal Communications Commission (FCC) released its right of first refusal offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $283 million in annual support from 2015 through 2020 to deliver 10Mbps/1Mbps broadband service to approximately 660,000 households across the 28 states where we operate.

To the extent we do not enable the required number of households with 10  Mbps/1  Mbps broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.  While we have accepted the CAF Phase II offer of support, we have until December 31, 2015 to make modifications to the amount of households we ultimately accept and return a pro-rata share of the funding without penalty.

On October 16, 2015, the FCC announced that the Wireline Competition Bureau is conducting an inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable.  The focus of the inquiry is term and volume discounts under pricing plans for business data TDM services, specifically DS1s and DS3s, and exclude pricing for IP-based services.  At the conclusion of this inquiry, FCC staff will make recommendations to the FCC Commissioners regarding the reasonableness of certain terms and conditions.  The Commissioners will then determine whether the tariffs under review may need to be revised prospectively.  The final pleadings for parties in the proceeding are due February 22, 2016.   When and how the FCC will address the issues subject to this inquiry is unknown, but we do not anticipate that any proposed revisions to the specific tariffs under review would have a material impact on our results or operations.

In our normal course of business, we have obligations under non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitment under the arrangement is $141 million for the year ending December 31, 2015.  As of September 30, 2015, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

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

We sold all of our utility businesses as of April 1, 2004. However, we have retained a potential payment obligation associated with our previous electric utility activities in the State of Vermont. The Vermont Joint Owners (VJO), a consortium of 14 Vermont utilities, including us, entered into a purchase power agreement with Hydro-Quebec in 1987. The agreement contains “step-up” provisions that state if any VJO member defaults on its purchase obligation under the contract to purchase power from Hydro-Quebec, then the other VJO participants will assume responsibility for the defaulting party’s share on a pro-rata basis for the remainder of the agreement (which runs through 2015). Our pro-rata share of the purchase power obligation is 10%.  GAAP rules require that we disclose “the maximum potential amount of future payments (undiscounted) the guarantor could be required to make under the guarantee.” GAAP rules also state that we must make such disclosure “…even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote…” As noted above, our obligation would only arise as a result of default by another VJO member, such as upon bankruptcy. Therefore, to satisfy the “maximum potential amount” disclosure requirement we must assume

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

that all other members of the VJO simultaneously default, an unlikely scenario given that all VJO members are regulated utility providers with regulated cost recovery. Despite the remote chance that such an event could occur, or that the State of Vermont could or would allow such an event, assuming that all the other members of the VJO defaulted on November 1, 2015 and remained in default for the duration of the contract (another 2 months), we estimate that our undiscounted purchase obligation through 2015 would be approximately $24 million. In such a scenario, Frontier would then own the power and could seek to recover its costs.  We would do this by seeking to recover our costs from the defaulting members and/or reselling the power to other utility providers or the northeast power grid. There is an active market for the sale of power.  We could potentially lose money if we were unable to sell the power at cost. We caution that we cannot predict with any degree of certainty any potential outcome.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

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

•	the ability of the lenders to the 2015 Credit Agreement (as defined below) to meet their obligations to fund such facility in connection with the closing of the Verizon Transaction;

•	our ability to meet our debt and debt service obligations;

•	competition from cable, wireless and other wireline carriers and the risk that we will not respond on a timely or profitable basis;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview

Frontier is the nation’s fourth largest Incumbent Local Exchange Carrier (ILEC).  Frontier has operations in 28 states with 3.4 million customers, 2.4 million broadband subscribers and 18,600 employees as of September 30, 2015.

See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Connecticut Acquisition and the Verizon Transaction.

Quarterly Highlights:

Verizon Transaction: During the third quarter, we completed our financing efforts to fund the Verizon Transaction, which is currently expected to close at the end of the first quarter of 2016.  In August we entered into a $1,500 million senior secured term loan facility, which will be drawn at closing.  In September we completed a $6,600 million private debt offering.  The net proceeds of these debt issuances, combined with the net proceeds from the equity offerings completed in the second quarter, will be sufficient to finance the Verizon Transaction and pay related fees and expenses.

We have received regulatory approvals from the FCC and the Public Utilities Commission of Texas.  The approval from the California Public Utilities Commission is pending.

Connect America Fund Phase II: The $283 million in CAF Phase II support replaces the $156 million in annual USF frozen high-cost support that Frontier has been receiving pursuant to the 2011 FCC Order. Frontier received one-time true-up payments of $85 million for CAF Phase II support in the third quarter bringing our total CAF Phase II related funding for 2015 to $214 million.  This true-up payment was deferred and is being recognized ratably through the remainder of 2015 as the corresponding costs are being incurred.  In addition to the $283 million in CAF Phase II support, we will also receive frozen support phasedown payments through 2018 for certain states where the CAF Phase II funding is less than the previous frozen high-cost support.  Phasedown support is estimated to be approximately $35 million in 2015, $25 million in 2016, $16 million in 2017, and $6 million in 2018.  At September 30, 2015, $51 million in CAF Phase II funds were deferred and are expected to be recognized by the end of 2015.

Lead with Broadband:  A key element of our strategy is to enable and strengthen the broadband capabilities of our network.    As of September 30, 2015, we were able to offer broadband to approximately 7.9 million households, or 93% of the 8.6 million households in our markets. During the three and nine months ended September 30, 2015, we added approximately 27,200 and 73,500 net broadband subscribers, respectively. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers during the remainder of 2015.  At September 30, 2015, 27% of our residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, up from 24% at December 31, 2014.

Customer trends and revenue performance: We provide service and product options in our residential and business offerings to the customer base in each of our markets. We believe this strategy results in a better customer experience, allows us to maximize retention of existing customers, and to attract new customers. At September 30,  2015, 65% of our residential broadband customers were subscribed to at least one other service offering. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per minute of use as a result of competition and the availability of substitutes, a trend which we expect will continue.

Residential customer revenues for the three months ended September 30, 2015, which include $132 million for our Connecticut operations, increased $108 million from the third quarter of 2014. Our residential customer monthly churn was 1.97% and 1.84% for the three and nine months ended September 30, 2015, compared to 1.86% and 1.76% for the comparable periods in 2014.  Through September 30, 2015, we had a net reduction of 58,500 residential customers from the beginning of the year. These residential customer reductions were principally voice customers. The monthly average revenue per customer (ARPC) for our residential customers was $63.83 and $64.18 for the three and nine months ended September 30, 2015 compared to $60.34 and $59.68 for the three and nine months ended September 30, 2014. The overall increase in residential ARPC is a result of an increased percentage of our residential customers who subscribe to our broadband services, the increase in our linear video customers which is primarily attributable to our Connecticut operations and the increase in customers subscribed to multiple services. We expect continuing increases in data services revenue, primarily driven by an increased number of broadband subscribers, and continuing declines in voice services revenue.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Total business revenue for the three and nine months ended September 30, 2015 increased $98 million, or 19%, and $294 million, or 19%, as compared with the three and nine months ended September 30, 2014. Total business revenue for the three and nine months ended September 30, 2015 included $121 million and $356 million of revenue attributable to the Connecticut operations, respectively. Total business revenue for our Frontier legacy operations declined $22 million, or 4%, and $62 million, or 4%, as compared with the three and nine months ended September 30, 2014, respectively, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 294,000 and 261,000 total business customers as of September 30, 2015 and 2014, respectively. We incurred a reduction of approximately 2% and 1% of our business customers, net, during the three months ended September 30, 2015 and 2014, respectively, and 3% and 4% of our business customers, net, during the nine months ended September 30, 2015 and 2014, respectively. ARPC for our business customers increased $35.02, or 5%  and $34.88, or 5% during the three and nine months ended September 30, 2015 as compared with the three and nine months ended September 30, 2014, respectively. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. We expect the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2015, mitigated, in part, by increases in data services revenues. We have seen modest increases in our revenues from small/medium/enterprise (SME) customers throughout 2015, and our Ethernet product revenues from our SME and carrier customers has grown by 16%  for the Frontier legacy operations in the first nine months of 2015, partially offsetting the decline in wireless backhaul revenue.

Total switched access and subsidy revenue of $471 million represented 11% of our revenues for the nine months ended September 30, 2015. Switched access revenue was $135 million for the nine months ended September 30, 2015, or 3% of our revenues, as compared to $154 million, or 4% of our revenues, for the nine months ended September 30, 2014. The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017. We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout the remainder of 2015. We expect declining revenue trends in switched access revenue to continue during the remainder of 2015. Subsidy revenue, including CAF Phase II subsidies, was $336 million, or 8% of our revenues, for the nine months ended September 30, 2015, as compared to $237 million, or 7%, of our revenues, for the nine months ended September 30, 2014.

In the section “Revenue and Customer Related Metrics” below is a table that presents customer counts, ARPC and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue). The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products and services sold to both residential and business customers, which has increased our ARPC for the three and nine months ended September 30, 2015 as compared to 2014.

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Results of Operations

REVENUE AND CUSTOMER RELATED METRICS

($ in millions)	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$500	$86	$414	$(58)	(12)%	$472
Data and Internet services	589	105	484	15	3%	469
Other	134	62	72	(4)	(5)%	76
Customer revenue	1,223	253	970	(47)	(5)%	1,017
Switched access and
subsidy	201	11	190	66	53%	124
Total revenue	$1,424	$264	$1,160	$19	2%	$1,141

	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$606	$132	$474	$(24)	(5)%	$498
Business	617	121	496	(23)	(4)%	519
Customer revenue	1,223	253	970	(47)	(5)%	1,017
Switched access and
subsidy	201	11	190	66	53%	124
Total revenue	$1,424	$264	$1,160	$19	2%	$1,141

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$1,540	$271	$1,269	$(157)	(11)%	$1,426
Data and Internet services	1,748	318	1,430	37	3%	1,393
Other	404	170	234	2	1%	232
Customer revenue	3,692	759	2,933	(118)	(4)%	3,051
Switched access and
subsidy	471	33	438	47	12%	391
Total revenue	$4,163	$792	$3,371	$(71)	(2)%	$3,442

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,838	$403	$1,435	$(56)	(4)%	$1,491
Business	1,854	356	1,498	(62)	(4)%	1,560
Customer revenue	3,692	759	2,933	(118)	(4)%	3,051
Switched access and
subsidy	471	33	438	47	12%	391
Total revenue	$4,163	$792	$3,371	$(71)	(2)%	$3,442

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the three months ended
	September 30, 2015	December 31, 2014	% Increase (Decrease)	September 30, 2014	% Increase (Decrease)

Customers (in thousands) (1)	3,441	3,510	(2)%	3,001	15%

Residential customer metrics:
Customers (in thousands) (1)	3,147	3,205	(2)%	2,740	15%
Average monthly residential
revenue per customer	$63.83	$65.67	(3)%	$60.34	6%
Customer monthly churn	1.97%	1.62%	22%	1.86%	6%

Business customer metrics:
Customers (in thousands) (1)	294	305	(4)%	261	13%
Average monthly business
revenue per customer	$693.58	$688.31	1%	$658.56	5%

Broadband subscribers (in thousands) (2)	2,434	2,360	3%	1,953	25%
Video subscribers (in thousands) (2)	560	582	(4)%	396	41%
Switched access minutes of use (in millions)	3,755	3,853	(3)%	3,637	3%

	For the nine months ended
	September 30, 2015	September 30, 2014	% Increase (Decrease)

Residential customer metrics:
Average monthly residential
revenue per customer	$64.18	$59.68	8%
Customer monthly churn	1.84%	1.76%	5%

Business customer metrics:
Average monthly business
revenue per customer	$687.63	$652.75	5%

Switched access minutes of use (in millions)	11,566	11,340	2%

(1)	Reflects 468,200 residential customers, 48,800 business customers and 517,000 total customers attributable to the October 2014 Connecticut Acquisition.
(2)	Reflects 384,800 broadband subscribers and 191,600 video subscribers attributable to the October 2014 Connecticut Acquisition.

Effective October 24, 2014, Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition. Financial and operating data presented for Frontier for periods prior to that date are not indicative of future results which include the results of our Connecticut operations. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and nine months ended September 30, 2015 and 2014. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2015 financial data for Frontier legacy operations in comparison to 2014.

Prior period amounts for other operating expenses have been revised from the previously disclosed amounts to reflect the disaggregation of other operating expenses into network related expenses and selling, general and administrative expenses.  There has been no change to total operating expense as a result of this reclassification.

REVENUE

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts. We categorize our revenues as follows:

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Voice Services

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services including call forwarding, conference calling, caller identification, voice mail and call waiting offered to our residential and business customers. Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

Voice services revenue for the three and nine months ended September 30, 2015 decreased $58 million, or 12%, and $157 million, or 11%, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual feature packages, partially offset by increased local voice charges to residential and business end users.

Data and Internet Services

Data and internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”). We also offer a host of data services to our residential customers marketed under our Frontier Secure brand, including computer security, cloud back-up and sharing, identity protection and technical support. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for the three and nine months ended September 30, 2015 increased $15 million, or 3%,  and $37 million, or 3%, respectively.  Data services revenue for the three and nine months ended September 30, 2015 increased $30 million, or 11%, to $290 million, and $91 million, or 12%, to $843 million, respectively.  These increases are primarily due to a 5% increase in the total number of broadband subscribers since September 30, 2014, and higher Frontier Secure revenues.  Nonswitched access revenues for the three and nine months ended September 30, 2015 decreased $15 million, or 7%, to $194 million, and $54 million, or 8%, to $587 million, respectively. These decreases are primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. In the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 4% of our total revenue) will continue to be challenged as a result of our carrier customers migrating to Ethernet solutions at lower price points or migration of customers to our competitors.

Other

Other customer revenue includes residential video services, our provision for bad debts, sales of customer premise equipment to our business customers and directory services.

Other revenue for the three and nine months ended September 30, 2015 decreased $4 million, or 5%, and increased $2 million, or 1%, respectively, primarily due to changes in our provision for bad debts and increased customer premise equipment revenues, partially offset by lower directory services revenue.

Switched Access and Subsidy

Switched access and subsidy revenues include revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a  minutes-of-use basis applying tariffed rates filed with the FCC or state agencies. We also receive cost subsidies from state and federal authorities, including the Connect America Fund.

Switched access and subsidy revenue for the three and nine months ended September 30, 2015 increased $66 million, or 53%, and $47 million, or 12%, respectively, as compared to the three and nine months ended September 30, 2014.  Subsidy revenues increased $76 million and $83 million for the third quarter and first nine months of 2015, respectively. The increase in subsidy revenue was primarily attributable to CAF Phase II funding related to true-up payments and phasedown support. Switched access revenue decreased $10 million and $36 million for the third quarter and first nine months of 2015, respectively,  primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates enacted by the FCC’s intercarrier compensation reform.  We expect that these trends underlying the reduction in switched access revenue will continue through 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in millions)	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$159	$55	$104	$(4)	(4)%	$108

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$475	$166	$309	$(12)	(4)%	$321

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three and nine months ended September 30, 2015 decreased $4 million, or 4%, and $12 million, or 4%, respectively, primarily due to lower long distance costs as a result of decreased minutes of use and lower joint pole costs, partially offset by an increase in network access expenses related to higher broadband subscriber counts and costs for providing new circuits to our markets.

NETWORK RELATED EXPENSES

($ in millions)	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$331	$45	$286	$10	4%	$276

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$969	$136	$833	$35	4%	$798

Network related expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three and nine months ended September 30, 2015 increased $10 million,  or 4%, and $35 million, or 4%, respectively, due to higher costs for compensation, primarily due to storm-related costs, and certain benefits, including pension and OPEB expense (as discussed below), and increased fleet and facilities costs, partially offset by reduced installation and repair costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$344	$61	$283	$26	10%	$257

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$1,005	$187	$818	$30	4%	$788

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three and nine months ended September 30, 2015 increased $26 million, or 10%, and $30 million, or 4%, respectively, due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below), partially offset by certain litigation costs incurred in the first quarter of 2014 and lower facilities costs.

Pension and OPEB costs

Pension and OPEB costs are included in our network related expenses and SG&A expenses. Total pension and OPEB costs for the three months ended September 30, 2015 and 2014 were approximately $19 million and $13 million, respectively. Total pension and OPEB costs for the nine months ended September 30, 2015 and 2014 were approximately $57 million and $42 million, respectively.  Pension and OPEB costs include pension and OPEB expense of $24 million and $17 million, less amounts capitalized into the cost of capital expenditures of $5 million and $4 million, for the three months ended September 30, 2015 and 2014, respectively, and pension and OPEB expense of $72 million and $53 million, less amounts capitalized into the cost of capital expenditures of $15 million and $11 million, for the nine months ended September 30, 2015 and 2014, respectively.

Based on current assumptions and plan asset values, we estimate that our 2015 pension and OPEB costs (which were $74 million in 2014, excluding the impact of amounts capitalized into the cost of capital expenditures) will be approximately $90 million to $100 million, excluding the impact of amounts capitalized into the cost of capital expenditures.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

($ in millions)	For the three months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$245	$50	$195	$-	-%	$195
Amortization expense	80	26	54	(12)	(18)%	66
	$325	$76	$249	$(12)	(5)%	$261

	For the nine months ended September 30,
	2015					2014
			Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$741	$153	$588	$(10)	(2)%	$598
Amortization expense	260	76	184	(34)	(16)%	218
	$1,001	$229	$772	$(44)	(5)%	$816

Depreciation and amortization expense for the three and nine months ended September 30, 2015 decreased $12 million, or 5%, and $44 million, or 5%, primarily due to the accelerated method of amortization related to the customer list that was acquired in our 2010 transaction with Verizon, changes in the remaining useful lives of certain plant assets and a lower net asset base. We anticipate depreciation expense of approximately $960 million to $980 million and amortization expense of approximately $345 million in 2015,  including a full year associated with the Connecticut operations.

ACQUISITION AND INTEGRATION COSTS

($ in millions)	For the three months ended September 30,
	2015			2014
	Consolidated	$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Acquisition and integration costs	$58	16	38%	$42

	For the nine months ended September 30,
	2015			2014
	Consolidated	$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Acquisition and integration costs	$150	78	108%	$72

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

During the three months ended September 30, 2015, we incurred $12 million of integration costs related to the Connecticut Acquisition. We also invested $4 million in capital expenditures related to the Connecticut Acquisition during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we incurred $1 million of acquisition costs and $37 million of integration costs related to the Connecticut Acquisition.  We also invested  $23 million in capital expenditures related to the Connecticut Acquisition during the nine months ended September 30, 2015.

During the first quarter of 2015, we began to incur acquisition and integration costs in connection with the pending Verizon Transaction. During the three months ended September 30, 2015, we incurred $3 million of acquisition costs and $43 million

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

of integration costs related to the Verizon Transaction. We also invested $59 million in capital expenditures related to the Verizon Transaction during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we incurred $37 million of acquisition costs and $75 million of integration costs related to the Verizon Transaction. We also invested $78 million in capital expenditures related to the Verizon Transaction during the nine months ended September 30, 2015.

INVESTMENT AND OTHER INCOME, NET / INTEREST EXPENSE / INCOME TAX EXPENSE (BENEFIT)

($ in millions)	For the three months ended September 30,
	2015			2014
	Consolidated	$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Investment and other income, net	$1	$(24)	(96)%	$25
Interest expense	$246	$76	45%	$170
Income tax expense (benefit)	$(24)	$(34)	NM	$10

	For the nine months ended September 30,
	2015			2014
	Consolidated	$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount

Investment and other income, net	$3	$(23)	(88)%	$26
Interest expense	$751	$243	48%	$508
Income tax expense (benefit)	$(92)	$(138)	NM	$46

NM - Not meaningful

Investment and other income, net

Investment and other income, net for the three and nine months ended September 30, 2014 included a $25 million gain associated with the sale of our interest in Fairmount Cellular LLC.

Interest expense

Interest expense for the three and nine months ended September 30, 2015 increased $76 million, or 45%, and $243 million, or 48%, respectively, as compared with the three and nine months ended September 30, 2014.  We incurred commitment fees of $184 million on the Verizon Bridge Loan Facility (as defined below) related to the Verizon Transaction during the first nine months of 2015,  as compared to the commitment fees of $23 million on the bridge loan facility related to the Connecticut Acquisition during the first nine months of 2014. We also incurred additional interest in 2015 on the $1,900 million debt financing related to the Connecticut Acquisition.  Our composite average borrowing rate as of September 30, 2015 and 2014 was 8.97% and 7.76%, respectively.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2015 decreased $34 million and $138 million, as compared to the three and nine months ended September 30, 2014, respectively. Our effective tax rate on our pretax income (loss) for the nine months ended September 30, 2015 was 50% as compared with 28% for the nine months ended September 30, 2014. The decrease in income tax expense (benefit) was primarily due to the change from pretax income in the first nine months of 2014 to pretax loss in the first nine months of 2015.  Income taxes for the nine months ended September 30, 2015 include the impact of an  $11 million benefit resulting from the adjustment of deferred tax balances due to state tax law changes.

Net income (loss)

Net income (loss) for the third quarter of 2015 was a net loss of  $14 million, or ($0.07) per share, as compared to net income of  $42 million, or $0.04 per share, in the third quarter of 2014, and net loss of $93 million, or ($0.15) per share, for the first nine months of 2015, as compared to net income of $119 million, or $0.12 per share, for the nine months ended September 30, 2014.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of September 30, 2015, we had unrestricted cash and cash equivalents aggregating to  $1,011 million,  which includes $710 million of unrestricted net proceeds from the June 2015 equity offerings. The restricted cash of $8,440 million represents funds escrowed from the September 2015 debt offering and the June 2015 equity offerings. Our primary source of funds continued to be cash generated from operations, along with the unrestricted cash raised from the equity offerings.  For the nine months ended September 30, 2015, we used cash flow from operations and cash on hand to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

At September 30, 2015, we had a working capital surplus of $8,767 million. Excluding the restricted cash, we had a working capital surplus of $327 million,  as compared to a working capital deficit of $26 million at December 31, 2014. We intend to use the restricted cash balance in connection with the Verizon Transaction.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased  $19 million, or 2%, for the nine months ended September 30, 2015, as compared with the prior year period. The increase was primarily the result of changes in working capital and higher adjusted net income before depreciation and amortization.

We paid $27 million and $36 million in net cash taxes during the nine months ended September 30, 2015 and 2014, respectively. Our 2015 cash taxes paid reflected the continued impact of bonus depreciation in accordance with the Tax Increase Prevention Act of 2014. Absent any legislative changes in 2015, we expect that our cash tax payments will be approximately $40 million to $50 million for 2015.

In connection with the Verizon Transaction,  Frontier recognized acquisition and integration costs of $112 million during the first nine months of 2015. Interest expense of $184 million was incurred during the first nine months of 2015 related to the Verizon Bridge Facility (as defined below).

In connection with the Connecticut Acquisition,  Frontier recognized acquisition and integration costs of $38 million during the first nine months of 2015 compared to  $72 million during the first nine months of 2014. Interest expense of $23 million was incurred during the first nine months of 2014 on the bridge loan facility related to the Connecticut Acquisition.

Cash Flows used by Investing Activities

Capital Expenditures

For the nine months ended September 30, 2015 and 2014, our capital expenditures were $626 million and $495 million, respectively,  (including $101 million and $82 million of integration-related capital expenditures for the nine months ended September 30, 2015 and 2014, respectively).  Since 2012, Frontier received a total of $133 million from the Connect America Fund (CAF) Phase I to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF Phase I funds amounted to $22 million and $41 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures related to CAF Phase II will be included in our reported amounts for capital expenditures.  We anticipate capital expenditures for business operations to increase in 2015 as a result of the Connecticut Acquisition and expenditures related to the CAF Phase II program to approximately $700 million to $750 million, as compared to $572 million in 2014.

Cash Flows used by and provided from Financing Activities

Debt Financings

On September 25, 2015, Frontier completed a private debt offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier intends to use the proceeds from the offering to finance a portion of the cash consideration payable in connection with the Verizon Transaction and to pay related fees and expenses. The net proceeds of the debt offering (after deducting underwriting

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

fees) of $6,485 million are included in “Restricted cash” in the consolidated balance sheet as of September 30, 2015.  These funds were deposited in an escrow account to partially fund the acquisition or, if the acquisition is terminated or otherwise not consummated on or before August 6, 2016, to redeem the new Senior Notes at par plus accrued interest.

During the first nine months of 2015, we also entered into secured financings totaling $3 million with four year terms and no stated interest rate for certain equipment purchases.

Debt Reduction

During the first nine months of 2015 and 2014, we retired an aggregate principal amount of $274 million and $245 million, respectively, of debt consisting of $272 million and $243 million, respectively, of senior unsecured debt. Additionally, we retired $2 million of secured debt during the first nine months of 2015 and 2014.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Common Stock Offering

On June 10, 2015, we completed a registered offering of 150,000,000 shares of our common stock, par value $0.25 per share, at an offering price of $5 per share. On June 24, 2015, Frontier issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and estimated expenses. We intend to use the net proceeds from this offering to fund a portion of the acquisition price of the Verizon Transaction and for related fees and expenses.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, we also completed a registered offering of 17,500,000 shares of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at an offering price of $100 per share. On June 24, 2015, Frontier issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and estimated expenses. We intend to use the net proceeds from this offering to fund a portion of the acquisition price of the Verizon Transaction and for related fees and expenses.

Pursuant to the terms of the Verizon Transaction, $1,955 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of September 30, 2015.  Upon closing of the acquisition, the funds would be released and used to fund a portion of the purchase price.  If the Verizon Transaction is terminated, the funds would be released and become unrestricted cash of Frontier.

Capital Resources

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of September 30, 2015, we had $24 million of debt maturing during the last three months of 2015; $384 million and $646 million of debt will mature in 2016 and 2017, respectively.

Our private debt offering completed in September 2015, the 2015 Credit Agreement entered into in August 2015 and our common stock and Series A Preferred Stock offerings completed in June 2015 will be adequate to finance the Verizon Transaction and to pay related fees and expenses.

Bridge Facilities

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $52 million and $184 million during the three and nine months ended September 30, 2015, respectively.  The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Term Loan Agreement

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  The term loan will be drawn at the closing of the Verizon Transaction.  The final maturity date is the earlier of the fifth anniversary of the draw date or March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $19 million per installment, commencing one full fiscal quarter after the draw date.  The quarterly installments will increase to $38 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement will be secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

Bank Financing

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured delayed draw term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, commencing on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at September 30, 2015 was LIBOR plus 3.375%.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The entire facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2011 CoBank Credit Agreement.  The interest rate on this facility at September 30, 2015 was LIBOR plus 2.375%.

Revolving Credit Facility

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of September 30, 2015,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.450% per annum as of September 30, 2015. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at September 30, 2015 would have been the alternative base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement in connection with the closing of the Verizon Transaction, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Credit Facility will become secured debt. These borrowings will be secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

Covenants

The terms and conditions contained in our indentures, the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets,  restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions.  We would be restricted from declaring dividends under the 2011 CoBank Credit Agreement,  the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement if an event of default occurred and was continuing at the time or would result from the dividend declaration. In addition, under the Certificate of Designations of our 11.125% Mandatory Convertible Preferred Stock, Series A, we would be restricted from paying dividends on our common stock, if we failed to declare and pay dividends on our Series A Preferred Stock.

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

Indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. The indentures for our 8.875% senior notes due 2020, our 10.500% senior notes due 2022, and our 11.000% senior notes due 2025 (See Exhibits 4.1, 4.2, 4.3 and 4.4 to this Form 10-Q) contain covenants that are customary for similarly rated issuers. Among other things, these covenants limit our ability to incur additional indebtedness if our leverage ratio exceeds 4.5 to 1 (as defined in the indentures), limits liens and subsidiary debt to 1.25 times EBITDA (as defined in the indentures), limits cumulative restricted payments, including dividends, to cumulative EBITDA less 1.4 times cumulative interest expense (as defined in the indenture), and restricts our ability to divest substantially all of the assets of the company.

As of September 30, 2015, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock.  Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100.00 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $67 million were paid on September 30, 2015. The declaration and payment of future dividends on our common stock is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, payment of cumulative dividends on Series A Preferred Stock, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deems relevant.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments

In our normal course of business we have obligations under non-cancelable arrangements for services. During 2012, we entered into a “take or pay” arrangement for the purchase of future long distance and carrier services. Our remaining commitment under the arrangement is $141 million for the year ending December 31, 2015.  As of September 30, 2015, we expect to utilize the services included within the arrangement and no liability for the “take or pay” provision has been recorded.

To the extent we do not enable the required number of households with 10 Mbps/1 Mbps broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.  While we have accepted the CAF

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Phase II offer of support, we have until December 31, 2015 to make modifications to the amount of households we ultimately accept without penalty.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions. There are inherent uncertainties with respect to such estimates and assumptions; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.

These critical accounting estimates have been reviewed with the Audit Committee of our Board of Directors.

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

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $283 million in annual support from 2015 through 2020 to deliver 10  Mbps/1  Mbps broadband service to approximately 660,000 households across the 28 states where we operate.

CAF Phase II support replaces the $156 million in annual Universal Service Fund frozen high-cost support that Frontier has been receiving pursuant to a 2011 FCC Order. When combined with the frozen high-cost phasedown payment discussed below, CAF Phase II funding increases support by more than $162 million in 2015. Since CAF Phase II funding is based on a calendar year and Frontier accepted the funding in June, Frontier received one-time third quarter true-up payments of $85 million for the first half of 2015.  In addition to the CAF Phase II annual support, Frontier will also receive frozen support phasedown payments for 2015 through 2018. The FCC adopted phasedown payments to help compensate carriers in those limited circumstances in which CAF II funding results in a decrease in high-cost support when compared to prior frozen high-cost support payments.

Frontier was required under CAF Phase I to enable approximately 196,000 households with broadband service. Through September 30, 2015, we met all of the CAF Phase I requirements.  In 2015 and in the aggregate, we have spent $24 million and $117 million, respectively, related to CAF Phase I.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, as well as our floating rate indebtedness. As of September 30,  2015,  96%  of our long-term debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2015. Upon consummation of the Verizon Transaction, and in conjunction with the drawdown of $1,500 million from the 2015 Credit Agreement, as defined herein, 88% of our long-term debt would have fixed interest rates. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives,  only $682 million of our outstanding borrowings at September  30, 2015 have floating interest rates. In addition, our undrawn  $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at September 30, 2015, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2015, the fair value of our long-term debt was estimated to be approximately $14,779 million, based on our overall weighted average borrowing rate of 8.97% and our overall weighted average maturity of approximately eight years. As of September 30, 2015,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2014.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2015 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets decreased from $1,673 million at December 31, 2014 to $1,576 million at September 30, 2015,  a decrease of $97 million, or 6%. This decrease is a result of benefit payments of $104 million and negative investment returns of $60 million, offset by asset transfers from the AT&T pension plan trust of $5 million related to the Connecticut Acquisition and cash contributions of $62 million during the first nine months of 2015.  Frontier estimates that no further contributions to the pension plan are required in 2015.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2015,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at September 30, 2015.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Other than as set forth below, there have been no other material changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Risks Related to the Verizon Transaction

We may not consummate the Verizon Transaction on the terms or timeline currently contemplated or at all.

The consummation of the Verizon Transaction is subject to certain conditions, including (i) the absence of a court or other governmental order prohibiting consummation of the transaction, (ii) the receipt of applicable regulatory consents, (iii) the absence of a material adverse effect on the business to be acquired from Verizon and (iv) other customary closing conditions.  We can make no assurances that the Verizon Transaction will be consummated on the terms or timeline currently contemplated, or at all.  We have expended and will continue to expend a significant amount of capital and management’s time and resources on the Verizon Transaction, and a failure to consummate the Verizon Transaction as currently contemplated could have an adverse effect on our business, our results of operations and our cash flows and could adversely affect the trading price of our securities.

We have incurred and expect to continue to incur significant costs related to the Verizon Transaction, such as legal, accounting, filing, financial advisory, and integration costs. While we currently expect to incur approximately $450 million of operating expenses and capital expenditures in total related to acquisition and integration activities in 2015 and 2016 associated with the Verizon Transaction, the amount of such operating expenses and capital expenditures may increase based on a variety of factors. In addition, we consummated the financing for the Verizon Transaction prior to the closing of such transaction. If the Verizon Transaction is ultimately not consummated or is delayed for a significant period of time, we will have paid additional dividends, significant interest expense and other costs in connection with the financings, and we will be obligated to repurchase the unsecured senior notes issued in September 2015, without achieving the expected benefits of the Verizon Transaction.

Our effort to combine our business and the business to be acquired from Verizon may not be successful.

We are devoting a significant amount of time and attention to the process of integrating the operations of our business and the business to be acquired from Verizon, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services or strategies. The size and complexity of the acquired business and the process of using our existing common support functions and systems to manage the acquired business after the acquisition, if not managed and completed successfully by management, may result in interruptions of our business activities of Frontier that could have an adverse effect on our business, financial condition and results of operations. In addition, following the consummation of the Verizon Transaction we will be assuming certain known and currently unknown liabilities and obligations of the business we are acquiring from Verizon, including with respect to certain litigation and regulatory matters, the outcome of which could have an adverse impact on our business, financial condition and results of operations if determined adversely to us following the consummation of the Verizon Transaction.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2015 to July 31, 2015
Employee Transactions (1)	2,959	$4.78

August 1, 2015 to August 31, 2015
Employee Transactions (1)	711	$5.37

September 1, 2015 to September 30, 2015
Employee Transactions (1)	39	$5.23

Totals July 1, 2015 to September 30, 2015
Employee Transactions (1)	3,709	$4.90

(1)

Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits

(a)	Exhibits:

	4.1	Base Indenture, dated as of September 25, 2015 (the “2015 Base Indenture”), between Frontier Communications Corporation and The Bank of New York Mellon, as trustee.
4.2

First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 8.875% Senior Notes due 2020 (including the forms of notes attached thereto).

4.3

Second Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 10.500% Senior Notes due 2022 (including the forms of notes attached thereto).

4.4

Third Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 11.000% Senior Notes due 2025 (including the forms of notes attached thereto).

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

Date: November 5, 2015