Form 10-K
period 2015-12-31
FRONTIER COMMUNICATIONS CORP
filed 2016-02-25
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

    Large Accelerated Filer  ☒       Accelerated Filer  ☐        Non-Accelerated Filer  ☐       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 was $5,743,714,000 based on the closing price of $4.95 per share on such date.

The number of shares outstanding of the registrant's common stock as of February 12, 2016 was 1,168,179,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Frontier’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is the fourth largest Incumbent Local Exchange Carrier (ILEC) in the United States,  with approximately 3.4 million customers, 2.5 million broadband subscribers and 19,200 employees, operating in 28 states.

We strive to be the leader in providing communications services to residential and business customers in our markets. We are committed to delivering innovative and reliable products and solutions with an emphasis on convenience, service and customer satisfaction. We offer a variety of voice, data, and video services and products on a standalone basis and as bundled or packaged solutions. We believe that our local engagement structure, 100% U.S. based employees in our workforce and innovative product positioning will continue to differentiate us from our competitors in the markets in which we compete.

We conduct business with both residential and business customers, and we provide the “last mile” of communications services to customers in our markets. During 2015, our customer revenue was $4,899 million, including residential revenue of $2,432 million and business revenue of $2,467 million.

In 2015, we continued to improve our customer metrics and revenue trends while strengthening our financial profile:

The Connecticut Acquisition

On October 24, 2014, Frontier acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2.02 billion in cash. Following the Connecticut Acquisition, Frontier now owns and operates the wireline, broadband, voice and video business and statewide fiber network that provides services to residential, commercial and wholesale customers in Connecticut. We also acquired AT&T’s U-verse® video (Frontier TV®) and DISH Network Corporation (DISH®) satellite TV customers in Connecticut. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the Connecticut operations from the date of acquisition.

The Verizon Transaction

On February 5, 2015, Frontier entered into an agreement with Verizon Communications Inc. (Verizon) to acquire Verizon’s wireline operations that provide service to residential, commercial and wholesale customers in California, Florida and Texas for a purchase price of $10.54 billion in cash and assumed debt (the Verizon Transaction).  As of December 31, 2015, these Verizon properties included 3.3 million voice connections, 2.1 million broadband connections, and 1.2 million FiOS® video connections. The transaction is currently expected to close on April 1, 2016 subject to the completion of operational matters and the satisfaction or waiver of customary closing conditions. During 2015, we completed the financing to fund the Verizon Transaction. In June we issued common and preferred stock for $2,750 million through a registered equity offering. In August we entered into a $1,500 million senior secured term loan facility which will be drawn at closing.  In September we completed a $6,600 million private debt offering.  The net proceeds of these financing transactions will be sufficient to finance the  Verizon Transaction and pay related fees and expenses. We have received all federal and state regulatory approvals required to close the Verizon Transaction.

Broadband Net Additions

During 2015 we added approximately 102,000 net broadband subscribers (an increase of approximately 4%), bringing our total number of broadband subscribers to 2,462,100 as of December 31, 2015. Excluding 384,800 broadband subscribers attributable to the Connecticut Acquisition in 2014,  we have added approximately 322,900 net broadband subscribers since 2012 when we adopted the strategy of increasing broadband penetration. The net increase in broadband subscribers contributed to our improved revenue performance for data and Internet services.

Investment In Our Network

We continued to invest in network speed and capacity to support our goal of attracting additional customers and increasing broadband penetration. As of December 31, 2015, we are able to offer broadband to over 7.9 million households.

Since 2012, Frontier received a total of $133 million from the Federal Communications Commission’s (FCC) Connect America Fund (CAF) Phase I program to support broadband deployment in unserved and underserved high-cost areas. We completed our obligations under this program in 2015.

In June 2015, Frontier accepted the CAF Phase II offer, which provides for $280 million in annual support from 2015 through 2020 to deliver 10Mbps downstream/1Mbps upstream broadband service to approximately 654,000 households across the 28

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

states in which we operate. The $280 million in CAF Phase II support is a successor to the $156 million in annual USF frozen high-cost support that Frontier had been receiving pursuant to the FCC’s November 18, 2011 Universal Service Fund (USF)/Intercarrier Compensation (ICC) Report & Order (the 2011 Order).

Revenue Trajectory

During 2015, we generated total revenue of $5,576 million, including residential and business customer revenue of $4,899 million and regulatory revenue of $677 million.

Total residential revenue for 2015 increased 16% as compared to 2014. Total residential revenue for 2015 and 2014 included $531 million and $116  million of revenues attributable to the Connecticut Acquisition for 2015 and the period from October 24, 2014 through December 31, 2014, respectively. Excluding the Connecticut operations, total residential revenue declined 4% as compared with 2014.  Our average monthly residential revenue per customer during 2015 increased by 5% as compared to the prior year.

Total business revenue for 2015 increased 14% as compared to 2014. Total business revenue for 2015 and 2014 included $475 million and $91 million of revenues attributable to the Connecticut Acquisition for 2015 and the period from October 24, 2014 through December 31, 2014, respectively. Excluding the Connecticut operations, total business revenue declined 4% as compared with 2014. Our average monthly business revenue per customer during 2015 increased by 4% as compared to the prior year.

Frontier Operating Strategies

During 2015, we continued to make progress on certain elements of our business, including:

Grow Broadband and Invest in our Network.  A main component of our strategy is to enable and strengthen the broadband capabilities of our network. We focus on broadband as the core growth component of our service offering, either bundled with our voice and/or video services, or on a standalone basis.    During 2015, we added approximately 102,000 net broadband subscribers,  bringing our total number of broadband subscribers to 2,462,100 as of December 31, 2015. The increase in broadband subscribers contributed to our improved revenue performance for data and Internet services.

We continue to expand and improve broadband availability and speed in our markets and view this investment as an opportunity to attract and retain a greater number of customers and increase average revenue per residential and business customer.  Total capital expenditures in 2015 were $863 million, including expenditures related to integration activities, as compared to $688 million in 2014. These capital expenditures include enhancing the existing outside plant by expanding fiber-based infrastructure throughout our network, upgrading network hardware, expanding transport capacity of our middle-mile and data backbone, and growing our video capabilities.

In 2015, Frontier continued to expand the capacity and capability of our network. We continue to deploy next generation Broadband Remote Access Servers throughout our network to facilitate the expansion of broadband and video service offerings and increase broadband speeds. We also continued to expand and upgrade our premium Ethernet service offerings across our network. We upgraded our VoIP platform with next generation Call Control and VoIP Application Feature servers, which we intend to leverage across the entire footprint, and which also provides the capability to reach customers outside our existing markets.

As of December 31, 2015,  approximately 93% of the households throughout our territories had access to our wireline broadband products.  See “Network Architecture and Technology” for a table that summarizes our broadband availability to the residential households throughout Frontier’s territories.  In addition, we have committed to federal and state regulatory authorities to increase broadband speeds across our network and to expand broadband availability in unserved, underserved and other areas.  See “Regulatory Environment - Regulation of our business.”

Improve Customer Experience and Retention. We provide multiple service and product options in our residential and business offerings to the customer base in each of our markets. We believe this strategy results in a better customer experience and allows us to maximize retention of existing customers and to attract new customers. At December 31, 2015, 64% of our residential broadband customers subscribed to at least one other service offering.

We are focused on enhancing the customer experience to differentiate us from our competition.  Our commitment to customer service is demonstrated by our “customer first” company philosophy, how we empower our technicians and call center employees to serve customers, our 100% U.S.-based employees in the workforce, our expanded customer service hours, shorter scheduling windows for in-home appointments, call reminders and follow-up calls for service appointments.  Additionally, we seek to achieve our customer retention goals by offering attractive packages of value-added services. Our bundled services

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

include broadband, voice, and video offerings, including simplified messaging services, higher speed products and digital security products.

We employ a balanced approach towards investment in customer acquisition and retention. We continue to invest to provide an optimal customer experience to enhance our customer service operations, efficiently provide service to new customers, and timely resolve service issues for existing customers. Our strategy also includes engaging our markets at the local level to ensure that we have a customer-driven sales and service focus that differentiates us from our competitors.  Our markets are operated by local managers responsible for the customer experience and for the financial results in these markets. Our involvement in these communities helps to create a competitive advantage through long-term customer loyalty.  We are committed to providing best-in-class service throughout our markets and, by doing so, we expect to maximize retention of current customers and gain new customers.

Improve Productivity and Operational Efficiency.  We continue to engage in productivity initiatives in order to maintain and improve our profit margins. Our focus is on simplifying our processes, eliminating redundancies and further reducing our cost structure while improving our customer service capabilities.

Throughout 2015, we successfully delivered on our operating plans to reduce costs in our Connecticut operations that we acquired in October 2014. Based on current estimates and assumptions, we expect to achieve synergies with respect to the operations acquired in the Verizon Transaction, principally by: (1) leveraging the scalability of our existing corporate administrative functions, and information technology and network systems; (2) internally sourcing certain functions formerly provided by third-party service providers; and (3) operating the business more efficiently.

These future synergies are based on our current estimates and assumptions that, although we consider them reasonable, are inherently uncertain.  Significant business, economic, competitive and regulatory uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control, may affect these expected synergies.

Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of our markets. Our product portfolio includes Internet access, broadband-enabled services, video services and voice services. We offer these services both on a standalone basis and as bundled packages that are purposely designed to simplify customer purchasing decisions and to provide the customer with premium value.  Periodically, we offer selective incentives and promotions to influence customers to purchase or retain certain services.  We are staffed locally with skilled technicians and supervisors, which enables us to provide an array of communications services to meet our customers’ needs.

We generate revenue primarily by providing: (1) data and Internet services; (2) local and long distance wireline voice services to residential and business customers in our service areas; (3) network access to interexchange carriers for origination and termination of long distance voice and data traffic; (4) sales of our own and third party video services; and (5) sales of customer premise equipment.

Data and Internet services. We offer a wide range of broadband services to our residential, commercial and carrier customers. Residential services include fiber-to-the-home and fiber-to-the-node broadband products, as well as traditional copper-based broadband products. Commercial services include Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS), Time Division Multiplexing (TDM) data transport services and optical transport services. These services are all supported by a 24/7 help desk and an advanced network operations center.  Such services are generally offered on a contract basis and the service is billed on a fixed monthly recurring charge basis.  Data and Internet services are typically billed in advance.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Voice services. We provide basic wireline services to residential and business customers in our service areas.  We also provide data-based VoIP services and enhanced services to our customers by offering a number of unified messaging services, including call forwarding, conference calling, caller identification, voicemail and call waiting, all of which are capable of being managed via an Internet portal. All of these local services are billed monthly in advance. Long distance network service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed in advanced for unlimited use service and on a per minute-of-use basis for a fixed number of minutes basis.

We also offer packages of communications services.  These packages permit customers to bundle their products and services, including voice service with their choice of video and Internet services, and other product offerings.

Switched access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services. In the 2011 Order, the FCC required that, beginning in July 2012, we transition over time to terminating switched access rates to near zero by July 2017. The 2011 Order enables companies to recover part of the decline through increases in subscriber line fees charged to some residential and business wireline voice customers.  While the FCC has asserted jurisdiction over these terminating access rates, during the transition the charges will continue to be based on tariffs filed with both the FCC and state regulatory agencies. Monthly recurring access service fees are billed in advance.  We also receive subsidies from state and federal authorities based on the higher cost of providing wireline service to certain rural areas that are included in our access services revenue.

Video services.    We have approximately 242,000 video customers,  whose service is provided directly by Frontier through the Frontier TV and FiOS video brands, and 311,700 DISH satellite video customers as of December 31, 2015. We offer video services under the Frontier TV brand to our customers in Connecticut. We offer video services under the FiOS brand on a limited basis in the states of Indiana, Oregon and Washington pursuant to franchises, permits and similar authorizations issued by local franchising authorities. Upon completion of the Verizon Transaction, we will add an estimated 1.2 million video customers. We continue to offer satellite TV video service to our customers under an agency relationship with DISH in all of our markets. We receive from DISH, and recognize as revenue, activation fees, other residual fees and nominal management, billing and collection fees.

Customer Premise Equipment (CPE).  We offer our small, medium and enterprise business customers a wide range of third-party communications equipment tailored to their specific business needs by partnering with Avaya, Cisco, Mitel and other equipment manufacturers. Equipment sales are most often made in conjunction with voice, data and Internet services, however, equipment may also be sold on a standalone basis.  We recognize revenue for these equipment sales in accordance with the contracts, and separately from any related maintenance agreements, generally at time of installation and acceptance by our customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our Customers

Frontier’s Footprint

Our business and residential customers can be generally characterized as follows:

Business. Is comprised of commercial customers and carrier customers.  Generally we refer to commercial customers as SME (small business, medium business and larger enterprise customers). Some of these services are regulated and tariffed, and many newer services such as Ethernet are typically unregulated.

-

Small Business:  The majority of these customers are single-location and the principal services they purchase are data connections, Customer Premise Equipment (CPE) and voice services and generally have purchase patterns similar to residential customers.

-

Medium Business:  Medium business customers can be single-location entities or multi-location and also include government entities, educational institutions and non-profits.  Depending on their data needs, they buy broadband connections, CPE, Ethernet services or traditional circuit-based services (TDM services).  They also purchase multi-line voice services as well.

-

Larger Enterprise:  Enterprise customers are typically those that are part of the Fortune 1000 and are almost always multi-location.  Enterprise customers request a broad range of services from Frontier, including Ethernet service, traditional circuit-based services, CPE and voice services.  Enterprises typically have complex needs and the sales process and services offered tend to be customized toward those needs. Large government entities, educational institutions and non-profits are also included in this category.

-

Carrier:  Carrier customers are often referred to as wholesale customers and include national operators such as AT&T and Verizon, other Local Exchange Companies that might need to access locations within Frontier’s footprint, Competitive Local Exchange Companies (CLECs), wireless carriers, as well as a growing and broad range of other operators.  Carrier customers buy both voice and data services, and typically are heavy consumers of non-switched services.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Residential. Consists generally of providing products and services to residential customers including broadband service, video service, voice service and Internet security services.  Some homes we serve receive these services over fiber-to-the-home networks; other homes receive these services over copper-based connections into the home; and others receive their services through a combination of fiber and copper.

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

Our fiber optic and copper transport system is capable of supporting increasing customer demand for high bandwidth transport services. We routinely enhance our network and are upgrading with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical Add/Drop Multiplexers (ROADM) transport systems, Very High Bit-Rate Digital Subscriber Line (VDSL) broadband equipment, and  VoIP switches.  These systems will support advanced services such as Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS) transport, and VoIP.  The network is designed with redundancy and auto-failover capability on our major circuits.

As of December 31, 2015 and 2014, we had expanded our broadband availability to the households throughout Frontier’s territories as follows:

(Downstream speeds in excess of)	2015	2014

6 Mbps	84%	83%
12 Mbps	75%	74%
20 Mbps	57%	55%

Rapid and significant changes in technology are expected to continue to occur in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our existing network architecture strategy will enable us to respond to these ongoing technological changes efficiently. In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. In certain markets, we have begun to offer residential broadband services with 1 gigabit download speed capabilities.

Competition

We face intense competition for each one of our business and residential customers in the areas of price, service offerings, product performance and service reliability. Competition for residential customers comes from cable operators, satellite providers, online video providers, wireless carriers and Internet service providers (ISPs) among others.  For broadband internet, competition comes primarily from cable operators, ISPs and wireless carriers.  In the markets where we offer fiber-to-the-home or other fiber-based services, our speeds are generally comparable or superior to our competitors. In certain markets, cable operators may offer higher speeds than what we provide. Cable operators often aggressively market their offerings with significant promotional period pricing.  Competition also includes wireless carriers, who offer increasingly larger data packages to mobile customers at speeds that are competitive with some of our wireline services.

The voice market is particularly competitive.  We face challenges from wireless substitution along with VoIP services. We continue to see the percentage of homes with a landline telephone declining, a trend we expect will continue.  We continue to believe that our focus on the customer experience, on local engagement, and on value-based pricing will allow us to remain competitive.

Video services have traditionally been offered by cable operators and satellite providers who continue to be very competitive.   Some consumers are opting for internet delivered video services (Over the Top, or OTT) through providers such as Netflix, Hulu, Amazon and YouTube rather than traditional, multi-channel video.  We currently offer Frontier TV and FiOS video services delivered through our network to approximately 15% of the households we serve and, through investments in our network, we continue to expand these video capabilities.  The investments in our network are also a conduit for delivering OTT

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

video content to consumers who might not opt for traditional video services. Following the Verizon Transaction, we will be able to deliver Frontier TV, FiOS video and OTT video services to a much greater percentage of our network.

Many residential customers may prefer to bundle their voice, data and Internet and video services with a single provider.  In areas where we do not directly offer a network based video service, we offer satellite TV video service through DISH.  This can impact acquisition of new customers and retention of existing customers.

We compete against other telecommunications providers, cable operators, CLECs and other enterprises, some of which are substantially larger than us for business, wholesale and governmental customers.  We compete for these broadband customers very similarly to how we compete for residential customers.  However, these customers often require more sophisticated and more data centered solutions (e.g., IP PBX, E911 networks, Ethernet, SIP trunking). Some customers also require more extensive initial build out, which can be accompanied by CPE to fully enable their networks.  We believe we have an advantage over our competitors who do not offer CPE installation or maintenance services.  We offer wireless backhaul services to carrier customers as well, which require us to build out to wireless providers’ cell towers and connect to our network.

For additional discussion of our competitive strategies, see “Frontier Operating Strategies” above.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC and the state regulatory agencies to continue to revise the statutes and regulations governing communications services.

Regulation of our business

We are subject to federal, state and local regulation and we have various regulatory authorizations for our regulated service offerings.  At the federal level, the FCC generally exercises jurisdiction over information services, interstate or international telecommunications services and over facilities to the extent they are used to provide, originate or terminate interstate or international services.  State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate or terminate those services.  Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  In addition, local governments often regulate the public rights-of-way necessary to install and operate networks, and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way. Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises and construction permits and to abide by certain building codes.

Some states’ regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them.  Under the Telecommunications Act of 1996, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent telephone companies and competitive local exchange carriers, in accordance with rules set by the FCC.  The FCC and state regulatory commissions also impose fees on providers of telecommunications services within their respective states to support state universal service programs.  Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

The FCC and some state regulatory commissions, in connection with granting their approvals of our acquisition of properties of Verizon Communications Inc. in 2010 (the 2010 Acquisition), specified capital expenditure and operating requirements for the territories acquired in the 2010 Acquisition for specified periods of time post-closing. As of December 31, 2013, 2014 and 2015, we met our FCC requirement for these years. The remaining state conditions associated with the 2010 Acquisition were fulfilled in 2015.

In addition, in some states we are subject to operating restrictions and minimum service quality standards (the failure to meet such restrictions may result in penalties, including, in one state, cash management limitations on some of our subsidiaries in that state).  We also are required to report certain financial information.  At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped.  Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states.  These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments.  Approximately 16% of our total access lines at December 31, 2015 are in state jurisdictions under the rate of return regulatory model.  We will continue to advocate for no or reduced regulation with various regulatory agencies in those states.  In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Frontier, along with all telecommunications providers, is subject to FCC rules governing privacy of specified customer information.  Among other things, these rules obligate carriers to implement procedures to: protect specified customer information from inappropriate disclosure; obtain customer permission to use specified information in marketing; authenticate customers before disclosing account information; and annually certify compliance with the FCC’s rules.  Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business.

Some regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges that could change the manner in which the entire industry operates.  Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time.  Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us.

Recent regulatory developments

Federal High-Cost Subsidies: The FCC has adopted rules changing the eligibility requirements for federal subsidies offered to wireline carriers providing service to high-cost, low-density markets, as well as the amounts of such subsidies, as follows.

Connect America Fund (CAF) Phase I:  On November 18, 2011, the FCC adopted the 2011 Order, which changed how federal subsidies are calculated and disbursed, with the changes being phased-in beginning in July 2012.  These changes transitioned the Federal USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas.  The CAF support was phased in over a period of years. In 2012 through 2014, we received $133 million in CAF Phase I funds to make available broadband to approximately 194,600 previously unserved or underserved households. We completed deployment of broadband service to the CAF Phase I households in 2015 as required by the FCC rules.

CAF Phase II:  On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for carriers establishing and providing broadband service in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $280 million in annual support from 2015 through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 654,000 households across the 28 states where we operate.  CAF Phase II support is a successor to and augments the approximately $156 million in annual USF frozen high-cost support that Frontier had been receiving on a transitional basis pursuant to the 2011 FCC Order.  When combined with the frozen high-cost phasedown payment discussed below, CAF Phase II funding increased support by more than $159 million in 2015.  In addition to the CAF Phase II annual support, Frontier will also receive frozen support phasedown payments for 2015 through 2018.  The FCC adopted phasedown payments to help compensate carriers in those limited circumstances in which CAF II funding results in a decrease in high-cost support when compared to prior frozen high-cost support payments.  Frontier’s phasedown support was $35 million in 2015, and is expected to be approximately $25 million in 2016, $16 million in 2017, and $6 million in 2018.

In 2016, the FCC is expected to adopt a competitive bidding process to continue to distribute CAF Phase II funding in those high cost areas where price cap carriers declined the FCC’s offer of support.  Whether Frontier will participate in any competitive bid process is unknown at this time.

Intercarrier Compensation: In the 2011 Order, the FCC also reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic, and it began a multi-year transition to the new rates in July 2012, with the second step implemented in July 2013 and the third step in July 2014.  The transition moves the rate for terminating traffic to near zero by 2017.  Frontier expects to be able to recover a significant portion of those lost revenues through end user rates and other replacement mechanisms.  The 2011 Order was challenged in court and the FCC was petitioned to reconsider various aspects of it. There are no longer any active Intercarrier Compensation-related appeals of the 2011 Order, and we believe that the 2011 Order provides a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

Future reductions to high-cost subsidy or switched access revenues may directly affect our profitability and cash flows. While switched access and high-cost subsidy revenues declined from 2012 to 2014, switched access and high-cost subsidy revenues increased in 2015 due to the FCC commencing CAF Phase II.  Based on previous trends, we expect switched access and high-cost subsidy revenues in 2016 to decline from 2015 levels.

Special Access: The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  In 2012, the FCC launched a proceeding to measure the level of competition in the provision of business Internet services.  The FCC collected an industrywide dataset to conduct this analysis in early 2015, and the FCC released that dataset in the fall of 2015.  Interested parties have until February 2016 to provide comments.  The 2012 Notice of Proposed Rulemaking launching this one-time market analysis explains the FCC will fully

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

analyze the data before undertaking any changes and contains limited guidance regarding what possible changes the FCC could adopt.  When and how any changes under consideration will be addressed is unknown, and, accordingly, we are unable to predict the impact of future changes on our results of operations.

On October 16, 2015, the FCC announced that the Wireline Competition Bureau is conducting an inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable.  The focus of the inquiry is term and volume discounts under pricing plans for business data TDM services, specifically DS1s and DS3s, and exclude pricing for IP-based services.  At the conclusion of this inquiry, FCC staff will make recommendations to the FCC Commissioners regarding the reasonableness of these terms and conditions.  The Commissioners will then determine whether the tariffs under review need to be revised prospectively.  The final pleadings for parties in the proceeding were due February 22, 2016.  When and how the FCC will address the issues subject to this inquiry is unknown, but we do not anticipate that any proposed revisions to the specific tariffs under review would have a material impact on our results or operations.

Intrastate Services: Some state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services.  Some states also have their own open proceedings to address reform to intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, some states could consider moving forward with their proceedings.  We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues.

Voice Over Internet Protocol (VoIP):  Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC has concluded that VoIP and facilities-based broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act, a decision that the United States Court of Appeals for the District of Columbia Circuit has upheld.  The FCC has also required VoIP providers to provide enhanced 911 emergency calling capabilities.  In the 2011 Order, the FCC determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates. Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic.  On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic would not be implemented until July 2014.  The 2011 Order was challenged in court, and the FCC was petitioned to reconsider various aspects.  While most challenges have been resolved, there remains an AT&T challenge at the U.S. Court of Appeals for the D.C. Circuit regarding the ability of competitive carriers to assess VoIP access charges.  The net impact of the 2011 Order during the period from July 2012 through December 2014 was not significant for Frontier.  The net effect of 2011 Order changes to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

Current and potential Internet regulatory obligations

On February 26, 2015, the FCC issued an Order adopting rules to “Preserve a Free and Open Internet” (i.e., net neutrality).  In the Order, the FCC asserted jurisdiction over broadband service, utilizing its jurisdictional authority under Title II and Section 706 of the Communications Act of 1996, and classified broadband service as a “telecommunications service.”  The Order changed the FCC’s previous classification of wireline broadband Internet access service (whether provided over cable or telecommunications facilities), mobile wireless based broadband Internet access service and other forms of broadband Internet access services as “information services” not subject to mandatory common carrier regulation.  In the Order, the FCC adopted specific obligations for fixed and mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers.  These obligations are largely consistent with the practices Frontier already has in place today.  The FCC also announced additional transparency requirements intended to provide consumers more information about a provider’s network management practices, performance, speed, price, and data caps.  The FCC’s Consumer Advisory Committee also released a proposed “safe harbor” disclosure framework for the enhanced transparency requirements.  On March 23, 2015, several parties appealed various aspects of the FCC’s Order to the U.S. Court of Appeals for the D.C. Circuit.  The Court of Appeals heard oral argument on December 4, 2015.   A decision from the Court of Appeals is not expected until sometime in 2016.  Frontier continues to

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

comply with the existing regulatory requirements, and it is unclear whether the pending appeal will have any impact on the regulatory structure.

Video programming

Federal, state and local governments extensively regulate the video services industry.  Our FiOS and Frontier TV video services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming in some of our markets in Oregon, Washington, Indiana and Connecticut pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities.  Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance.  In many cases, franchises are terminable if the franchisee fails to comply with material provisions set forth in the franchise agreement governing system operations.  We believe that we are in compliance and meeting all material standards and requirements.  Franchises are generally granted for fixed terms of at least ten years and must be periodically renewed.  Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.

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

The Verizon Transaction

The necessary regulatory approvals associated with the Verizon Transaction have been secured from the FCC, the Public Utilities Commission of Texas and the California Public Utilities Commission, subject to certain commitments.  We will notify the State of Florida after closing of the Verizon Transaction, with there being no specific regulatory approvals required prior to the closing.  As part of the FCC approval process, Frontier committed to deliver broadband to an additional 750,000 households across the entire Frontier footprint, including, among other things, the Verizon Transaction territory, at speeds of 25 Mbps / 2-3 Mbps by the end of 2020.  In California, Frontier agreed to service quality conditions and capital expenditures for broadband and other network enhancements.

In addition, Verizon has conditionally accepted $49 million in annual support in California and Texas under the CAF Phase II program to enable broadband connections for approximately 115,000 households.  Upon closing of the Verizon Transaction, Frontier will assume the obligations associated with the receipt of the CAF Phase II support in California and Texas and will also receive all of those funds.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Intellectual Property

We believe that we have the trademarks, trade names and intellectual property licenses that are necessary for the operation of our business.

Employees

As of December 31, 2015, we had approximately 19,200 employees, as compared to approximately 17,400 employees as of December 31, 2014.  Approximately 17,500 of our total employees are represented by unions. The number of employees covered by collective bargaining agreements that expired in 2015, but have been extended and are still effective for 2016, is approximately 1,350. The number of employees covered by collective bargaining agreements that expire in 2016 is approximately 2,200. We consider our relations with our employees to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act).  Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding Frontier and other issuers that file electronically.

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

We also make available on our website, as noted above, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Specific Code of Business Conduct and Ethics Provisions for Certain Officers, and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors.  Stockholders may request printed copies of these materials by writing to: 401 Merritt 7, Norwalk, Connecticut 06851 Attention: Corporate Secretary.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•

risks related to the pending acquisition of properties from Verizon, including our ability to complete the acquisition of such operations, our ability to successfully integrate operations, our ability to realize anticipated cost savings, sufficiency of the assets to be acquired from Verizon, our ability to migrate Verizon’s operations from Verizon owned and operated systems and processes to our owned and operated systems and processes successfully, our ability to enter into or obtain, or delays in entering into or obtaining, agreements and consents necessary to operate the acquired business as planned, on terms acceptable to us, and increased expenses incurred due to activities related to the transaction;

•

the ability of the lenders to the $1.5 billion credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, to meet their obligations thereunder to fund such facility in connection with the closing of the acquisition of the Verizon properties;

•	our ability to meet our debt and debt service obligations;

•	competition from cable, wireless and wireline carriers and satellite companies, and the risk that we will not respond on a timely or profitable basis;

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•

changes in pension plan assumptions, interest rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2016 and beyond;

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

Any of the foregoing events, or other events, could cause financial results to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors,” in evaluating any statement in this report or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements and do not undertake to do so.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1A.  Risk Factors

Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included in this Annual Report on Form 10-K and our subsequent periodic filings with the SEC.  In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward-Looking Statements,” any of which could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this annual report.   The risks and uncertainties described below are not the only ones facing Frontier.  Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.  The following risk factors should be read in conjunction with the balance of this annual report, including the consolidated financial statements and related notes included in this report.

Risks Related to the Verizon Transaction

We may not consummate the Verizon Transaction on the terms or timeline currently contemplated or at all.

The consummation of the Verizon Transaction is subject to certain conditions, including (i) the absence of a court or other governmental order prohibiting consummation of the transaction, (ii) the absence of a material adverse effect on the business to be acquired from Verizon and (iii) other customary closing conditions. We can make no assurances that the Verizon Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of capital and management’s time and resources on the Verizon Transaction, and a failure to consummate the Verizon Transaction as currently contemplated could have an adverse effect on our business, our results of operations and our cash flows and could adversely affect the trading price of our securities.

We have incurred and expect to continue to incur significant costs related to the Verizon Transaction, such as legal, accounting, filing, financial advisory, and integration costs. In addition, we consummated the financing for the Verizon Transaction prior to the closing of such transaction. If the Verizon Transaction is ultimately not consummated or is delayed for a significant period of time, we will have paid additional dividends, significant interest expense and other costs in connection with the financings, and we may be obligated to repurchase the unsecured senior notes issued in September 2015, without achieving the expected benefits of the Verizon Transaction.

Our effort to combine our business and the business to be acquired from Verizon may not be successful.

We are devoting a significant amount of time and attention to the process of integrating the operations of our business and the business to be acquired from Verizon, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services or strategies. The size and complexity of the acquired business and the process of using our existing common support functions and systems to manage the acquired business after the acquisition, if not managed and completed successfully by management, may result in interruptions of our business activities that could have an adverse effect on our business, financial condition and results of operations. In addition, following the consummation of the Verizon Transaction we will be assuming certain known and currently unknown liabilities and obligations of the business we are acquiring from Verizon, including with respect to litigation and regulatory matters, the outcome of which could have an adverse impact on our business, financial condition and results of operations if determined adversely to us following the consummation of the Verizon Transaction.

We may not realize the cost synergies that are anticipated from the Verizon Transaction.

The success of the Verizon Transaction will depend, in part, on our ability to realize anticipated cost synergies.  Frontier’s success in realizing these cost synergies, and the timing of this realization, depend on the successful integration of our business and operations with the acquired business and operations.  Even if Frontier is able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies that Frontier currently expects within the anticipated time frame or at all.

If the assets included in the business to be purchased from Verizon are insufficient to operate the acquired business, it could adversely affect Frontier’s business, financial condition and results of operations.

Pursuant to the securities purchase agreement executed in connection with the Verizon Transaction, we will acquire assets and liabilities of Verizon’s local exchange business and related landline activities in California, Florida and Texas, including video, broadband internet and switched long distance services provided to designated customers located in those

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

states.  However, these assets may not be sufficient to operate all aspects of the acquired business and we may have to use assets or resources from our existing business or acquire additional assets in order to operate the acquired business, which could cost us more than we anticipate.

Frontier’s business, financial condition and results of operations may be adversely affected following consummation of the Verizon Transaction if Frontier is not able to obtain requisite consents or enter into certain agreements.

The products and services of the acquired business are currently provided by Verizon to some customers pursuant to master agreements, together with other Verizon products or services.  Pursuant to the securities purchase agreement, we and Verizon have jointly agreed to use our reasonable best efforts for six months following the consummation of the Verizon Transaction to obtain any consents required to separate from such master agreements and assign to Frontier the portion thereof related to the acquired business.  To the extent that the parties are not able to obtain any such required consent, such contracts will not be assigned to us and we may not be able to establish a direct relationship with such customers.

Our stock price may be adversely affected if we are unable to consummate the Verizon Transaction.

If the Verizon Transaction is not completed for any reason, the trading price of Frontier’s common and preferred stock may decline to the extent that the market price of the stock reflects positive market assumptions that the Verizon Transaction will be completed and the related benefits will be realized.

The pendency of the Verizon Transaction could adversely affect the business and operations of Frontier and the acquired business.

In connection with the pending Verizon Transaction, some customers of the acquired business may delay or defer decisions or may end their relationships with Verizon prior to completion of the Verizon Transaction or with Frontier after the Verizon Transaction closes.

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

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, VoIP providers and cable companies, some of which may be subject to less regulation than we are, that may provide services competitive with the services that we offer or intend to introduce.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that competition will remain robust.  Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy.  We have experienced revenue declines in 2015 and 2014 as compared to prior years for our Frontier legacy operations, and our recently acquired Connecticut operations have experienced similar revenue declines. While we have identified potential areas of opportunity and implemented several revenue initiatives, we cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

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

As of December 31, 2015, we had approximately 19,200 employees. Approximately 17,500 of our total employees were represented by unions and were subject to collective bargaining agreements. As of December 31, 2015, we had approximately 1,350 employees covered by collective bargaining agreements that expired in 2015, but have been extended and are still effective for 2016. Of the union-represented employees as of December 31, 2015, approximately 2,200, or 13%, of the unionized workforce are covered by collective agreements that expire in 2016 and approximately 3,700, or 21%, of the unionized workforce are covered by collective bargaining agreements that expire in 2017.

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

Frontier made cash contributions of $62 million and $83 million to its pension plan in 2015 and 2014, respectively.  Volatility in our asset values, liability calculations, or returns may require us to make additional contributions in future years.

We currently have a significant amount of indebtedness and we may still be able to incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to $16.1 billion at December 31, 2015. In addition, we expect to draw $1.5 billion under the August 2015 senior secured delayed-draw term loan facility at the closing of the Verizon Transaction.  We also have access to a $750 million Revolving Credit Facility, which is currently undrawn.  Entities that we will be acquiring in the Verizon Transaction have outstanding long-term debt securities, in the aggregate principal amount of $600 million, maturing between 2027 and 2031.  As part of the purchase price of the Verizon Transaction, those debt securities will remain obligations of such entities post-closing.

The terms of our indentures and credit facilities allow us to incur substantial additional indebtedness and/or liens in the future. Also, these terms do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness.

If we incur any additional indebtedness that ranks equally with our senior notes and debentures, the holders of that new debt will be entitled to share ratably with holders of our senior notes and debentures in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Frontier. If any such

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

additional indebtedness is secured, it will be effectively senior to our unsecured senior notes and debentures to the extent of the collateral securing such indebtedness. This may have the effect of reducing the probability of payment, or the amount of proceeds paid, to holders of our senior notes and debentures.

In addition, to the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•	limitations on our ability to obtain additional debt or equity financing on favorable terms or at all;

•

instances in which we are unable to meet the covenants contained in our debt agreements or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

•

the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures and dividends that would otherwise improve our competitive position, results of operations or stock price;

•	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications industry; and

•

the possibility of our being put at a competitive disadvantage with competitors who do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

In addition, our senior notes and debentures are rated below “investment grade” by independent ratings agencies. This can result in higher borrowing costs for us. We cannot assure you that these rating agencies will not lower our current debt ratings, if in the rating agencies’ judgment such an action is appropriate.  A lowering of a rating may further increase our future borrowing costs and reduce our access to capital.

The agreements governing our debt, including our senior notes and debentures and our credit facilities, contain  covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business, make payments on our debt, and pay dividends.

The supplemental indentures governing our senior notes issued in September 2015 and the agreements governing our other existing indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness, guarantee indebtedness or issue preferred stock;

•	create liens;

•	enter into mergers, consolidations, or transfer or sell all or substantially all of our assets;

•	pay dividends on, or make distributions in respect of, or redeem or repurchase, capital stock, make certain investments or make other restricted payments;

•	make certain asset sales;

•	enter into agreements that might prevent certain of our subsidiaries from making distributions, loans or advances to us or other subsidiaries; and

•	engage in transactions with affiliates.

In addition, our credit facilities require us to comply with specified covenants, including financial ratios. Any future indebtedness may also require us to comply with similar or other covenants. These restrictions on our ability to operate our

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Frontier is a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including our senior notes and debentures.

Frontier is a holding company and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company without independent means of generating operating revenues, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including those arising under our senior notes and debentures, and meet our cash needs. We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on the senior notes and debentures. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Our senior notes and debentures are structurally subordinated to liabilities of our subsidiaries.

Our subsidiaries have not guaranteed our senior notes and debentures. As a result, holders of such securities will not have any claim as a creditor against our subsidiaries. Accordingly, all obligations of our subsidiaries (including any liens granted by our subsidiaries on any of their assets to secure any of our obligations) will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise. Although the indentures governing our senior notes and debentures limit the indebtedness our subsidiaries may incur, our subsidiaries will be able to incur a substantial amount of additional debt.  Additionally, although the indentures limit the liens that may be granted on the assets of our subsidiaries, our subsidiaries will be able to grant liens to secure a substantial amount of liabilities, including, without limitation, certain indebtedness under our credit facilities.

Our senior notes and debentures are unsecured and will effectively be subordinated to any secured indebtedness.

Our senior notes and debentures are unsecured and therefore will be effectively subordinated to any of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including, upon consummation of the Verizon Transaction, the August 2015 senior secured delayed-draw term loan, which will be secured (by a pledge of all of the outstanding shares of capital stock of Frontier North Inc., a wholly-owned subsidiary) upon the initial drawing thereunder, and the obligations under the 2014 and 2012 CoBank Credit Facilities and the Revolving Credit Facility, which will be secured equally and ratably with the August 2015 senior secured delayed-draw term loan upon initial drawing thereunder. In the event of a bankruptcy or similar proceeding, the assets that serve as collateral for any secured indebtedness will be available to satisfy the obligations under the secured senior notes and debentures will permit us, subject to specified limitations, to incur a substantial amount of additional secured debt.

Many of the covenants in the supplemental indentures governing our senior notes issued in September 2015 will not apply during any period in which such senior notes are rated investment grade by at least two of Moody’s, S&P or Fitch.

Many of the covenants in the supplemental indentures governing the applicable series of our senior notes issued in September 2015 will not apply during any period in which such series of notes are rated investment grade by at least two of Moody’s, S&P or Fitch, provided at such time no default or event of default has occurred and is continuing. Such covenants

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

restrict, among other things, our ability to pay distributions, incur debt and enter into certain other transactions. There can be no assurance that any series of notes will ever be rated investment grade, or that if they are rated investment grade, that the series of notes will maintain these ratings. However, suspension of these covenants would allow us to engage in certain transactions that would not be permitted while these covenants were in force. To the extent the covenants are subsequently reinstated, any such actions taken while the covenants were suspended would not result in an event of default under the supplemental indentures governing the applicable series of notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

At December 31, 2015, approximately 4% of our total debt is at variable rates of interest; this percentage is expected to increase to approximately 12% following the closing of the Verizon Transaction. Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

We may not have sufficient funds to repurchase our senior notes upon a Change of Control Triggering Event.

The terms of our senior notes require us to make an offer to repurchase the notes upon the occurrence of a Change of Control and Ratings Decline (as defined in the indentures governing the notes) at a purchase price equal to 101% of the respective principal amounts of the notes plus accrued and unpaid interest to, but not including, the date of the purchase. It is possible that we will not have sufficient funds at the time of the Change of Control Triggering Event to make the required repurchase of the applicable series of notes and will be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our credit facilities. Such an event of default would entitle the lenders under our credit facilities to, among other things, cause all outstanding debt thereunder to become due and payable.

We cannot assure that we will be able to continue paying dividends.

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

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable.  Frontier monitors relevant circumstances, including general economic conditions, enterprise value multiples for other rural ILEC properties, our overall financial performance, and the market prices for our stock, and the potential impact that changes in such circumstances might have on the valuation of Frontier’s goodwill or other intangible assets.  If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders’ equity.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Risks Related to Regulation

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A portion of Frontier’s total revenues ($177 million, or 3%, in 2015 and $201 million, or 4%, in 2014) are derived from switched access charges paid by other carriers for services we provide in originating and terminating intrastate and interstate long distance traffic.  Frontier expects a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The amount of switched access charge revenues that ~~Frontier will receive~~ for these services is regulated by the FCC and state regulatory agencies and is expected to decline in 2016.

On November 18, 2011, the FCC adopted the 2011 Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic. The 2011 Order began a multi-year transition in July 2012, with the second step implemented in July 2013 and the third step in July 2014. The transition moves the rate for terminating traffic to near zero by 2017.  Frontier is permitted to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. Additionally, the 2011 Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The 2011 Order preempts the states with regard to the regulation of intrastate terminating access rates.  The 2011 Order has been challenged in court and the FCC was petitioned to reconsider various aspects of it.  The only issue that remains active on appeal is the ability of competitive carriers to assess VOIP access charges. Accordingly, we cannot predict the long-term impact of this appeal at this time but believe that the 2011 Order otherwise provides a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

The FCC also has an ongoing proceeding considering whether to make changes to its regulatory regime governing special access services. When and how these proposed changes will be addressed is unknown and, accordingly, we cannot predict the impact of future changes on our results of operations.

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

A portion of Frontier’s total revenues ($500 million, or 9%, in 2015 and $319 million, or 7%, in 2014) are derived from federal and state subsidies for rural and high-cost support, commonly referred to as USF.  The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012.  These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas.

Federal subsidies, including CAF and USF, represented $319 million, or 6%, of Frontier’s total revenues in 2015 and $162 million, or 3%, of Frontier’s total revenues in 2014.  State subsidies represented $30 million, or 1%, of Frontier’s total revenues in 2015 and $32 million, or 1%, in 2014.  Surcharges to customers (local, long distance and interconnection) to recover USF contribution fees which are remitted to the FCC and recorded as an expense in “Network related expenses”, represented $151 million, or 3%, of Frontier’s total revenues in 2015 and $125 million, or 3%, in 2014.  Future reductions in these subsidies, or in our ability to recover such fees, could have a material adverse effect on our business or results of operations.

Frontier and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

In addition, on February 26, 2015, the FCC issued an order that changed the regulatory classification of broadband service from an “information service” to a “telecommunications service”. In the Order, the FCC adopted specific obligations for fixed-mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers, and announced additional transparency requirements intended to provide consumers more information about a providers network management practices, performance, speed and data caps.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

Risks Related to Technology

We may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

The communications industry is subject to significant changes in technology, and replacing or upgrading our infrastructure to keep pace with such technological changes could result in significant capital expenditures.  If we do not replace or upgrade technology and equipment as necessary, we may be unable to compete effectively because we will not be able to meet the needs or expectations of our customers.

In addition, enhancements to product offerings and the management of broadband speed and capacity issues may influence our customers to consider other service providers, such as cable operators or wireless providers.  We may be unable to attract new or retain existing customers from cable companies due to their deployment of enhanced broadband and VoIP technology.  In addition, new capacity services for wireless broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas. Any resulting inability to attract new or retain existing customers could adversely impact our business and results of operations in a material manner.

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

In addition, Frontier or Frontier’s customers using our network to access the Internet may become victim to malicious and abusive Internet activities, including unsolicited mass advertising (“spam”), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software.  These activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

Frontier maintains security measures, disaster recovery plans and business continuity plans for its business.  However, Frontier’s information technology networks and infrastructure may nonetheless be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Any such events could result in legal claims or proceedings, liability or penalties, disruption in operations, misappropriation of sensitive data, damage to Frontier’s reputation and costly response measures, which could adversely affect Frontier’s business. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

We own property, which consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. As such, our properties do not provide a basis for description by character or location of principal units. All of our property is considered to be in good working condition and suitable for its intended purpose.

Our gross investment in property, by category, as of December 31, 2015, was as follows:

(in millions)

Land	$151
Buildings and leasehold improvements	1,327
General support	1,146
Central office/electronic circuit equipment	6,244
Poles	712
Cable and wire	7,280
Conduit	515
Other	47
Construction work in progress	379
Total	$17,801

Item 3.   Legal Proceedings

See Note 18 of the Notes to Consolidated Financial Statements included in Part IV of this report.

We are party to various legal proceedings (including individual, class and putative class actions) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to,  general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers.  Litigation is subject to uncertainty and the outcome of individual matters is not predictable.  However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol FTR. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. On December 11, 2014, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate, commencing with the dividend for the first quarter of 2015. Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, up to the mandatory conversion date. Series A Preferred Stock dividends of $120 million were paid in 2015. Cash dividends paid to common shareholders were $456 million and $401 million in 2015 and 2014, respectively.  The declaration and payment of future dividends on our common stock is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, payment of cumulative dividends on Series A Preferred Stock, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

A portion of the dividends on common stock is classified as total ordinary dividends and represents qualified dividends, and a portion of the dividends is classified as non-dividend distributions and represents a return of capital. For the year ended December 31, 2015, all dividends on common stock were classified as non-dividend distributions and represented a return of capital.

The following table indicates the high and low intra-day sales prices per share of common stock, as reported by the NASDAQ Global Select Market, and sets forth dividends paid per share of common stock during the periods indicated.

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$8.46	$6.36	$0.105	$5.74	$4.40	$0.10
Second Quarter	$7.50	$4.86	$0.105	$6.10	$5.41	$0.10
Third Quarter	$5.64	$4.19	$0.105	$7.24	$5.62	$0.10
Fourth Quarter	$5.47	$4.44	$0.105	$7.15	$5.62	$0.10

As of February 12, 2016, the approximate number of security holders of record of our common stock was 445,120. This information was obtained from our transfer agent, Computershare Inc.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2010.

The graph assumes that $100 was invested on December 31, 2010 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Frontier / Index	12/10	12/11	12/12	12/13	12/14	12/15
Frontier Communications Corporation	100	59.17	53.95	64.40	98.53	74.66
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P Telecommunication Services	100	106.27	125.72	140.14	144.33	149.24

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

There were no unregistered sales of equity securities during the fourth quarter of 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2015 to October 31, 2015
Employee Transactions (1)	34	$4.97

November 1, 2015 to November 30, 2015
Employee Transactions (1)	1,678	$4.74

December 1, 2015 to December 31, 2015
Employee Transactions (1)	13	$4.69

Totals October 1, 2015 to December 31, 2015
Employee Transactions (1)	1,725	$4.75

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated.  The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2015 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K.  The selected historical consolidated financial information as of December 31, 2013, 2012 and 2011 and for each of the years ended December 31, 2012 and 2011 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.  Certain reclassifications of amounts previously reported have been made to conform to the current presentation.

($ in millions, except per share amounts)	Year Ended December 31, (1)
	2015	2014	2013	2012	2011

Revenue	$5,576	$4,772	$4,762	$5,012	$5,243
Net income (loss) (2) (3) (4) (5)	$(196)	$133	$115	$153	$158
Net income (loss) attributable to Frontier
common shareholders (2) (3) (4) (5)	$(316)	$133	$113	$137	$150
Net income (loss) attributable to Frontier
common shareholders per basic
share (2) (3) (4) (5)	$(0.29)	$0.13	$0.11	$0.14	$0.15
Net income (loss) attributable to Frontier
common shareholders per diluted
share (2) (3) (4) (5)	$(0.29)	$0.13	$0.11	$0.13	$0.15
Cash dividends declared (and paid) per
common share	$0.42	$0.40	$0.40	$0.40	$0.75
Cash dividends declared (and paid) per share
of Series A Preferred Stock (6)	$6.24	$-	$-	$-	$-

	As of December 31,
($ in millions)	2015	2014	2013	2012	2011

Total assets	$27,084	$18,810	$16,540	$17,577	$17,193
Long-term debt	$15,508	$9,393	$7,810	$8,324	$8,202
Total shareholders' equity of Frontier	$5,614	$3,658	$4,056	$4,108	$4,455

(1)	Operating results include activities for the Connecticut operations from the date of their acquisition from AT&T on October 24, 2014.
(2)

Operating results include the pre-tax impacts of losses on retirement of debt of $160 million ($99 million, or $0.10 per share, after tax) and $90 million ($57 million, or $0.06 per share, after tax)  for 2013 and 2012, respectively.

(3)

Operating results include pre-tax acquisition and integration costs of $236 million ($133 million, or $0.12 per share, after tax), $142 million ($91 million, or $0.09 per share, after tax),  $10 million ($6 million, or $0.01 per share, after tax), $82 million ($51 million, or $0.05 per share, after tax) and $143 million ($87 million, or $0.09 per share, after tax) for 2015, 2014, 2013, 2012 and 2011, respectively.

(4)

Operating results include pre-tax severance costs of $2 million ($1 million after tax), $2 million ($1 million, after tax), $12 million ($7 million, or $0.01 per share, after tax), $32 million ($20 million, or $0.02 per share, after tax) and $16 million ($10 million, or $0.01 per share, after tax) for 2015, 2014, 2013, 2012 and 2011, respectively.

(5)	Operating results include pre-tax pension settlement costs of $44 million ($27 million, or $0.03 per share, after tax) for 2013.
(6)	Represents dividends on the 11.125% Mandatory Convertible Preferred Stock, Series A, from the issuance date of June 10, 2015 through December 31, 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)  Results of Operations

Effective October 24, 2014,  Frontier’s scope of operations and balance sheet capitalization changed materially as a result of the completion of the Connecticut Acquisition.  Certain historical financial and operating data presented for Frontier is not indicative of future results which include the results of our Connecticut operations. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2015, 2014 and 2013.  Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2015 financial data for Frontier legacy operations (excluding the Connecticut operations) in comparison to 2014 financial data for Frontier legacy operations (excluding the Connecticut operations) and 2013.

2015 Financial Highlights:

•	Broadband Net Additions

During 2015, we added approximately 102,000 net broadband subscribers (an increase of approximately 4%), bringing our total number of broadband subscribers to 2,462,100 as of December 31, 2015. Excluding 384,800 broadband subscribers attributable to the Connecticut Acquisition in 2014, we have added approximately 322,900 net broadband subscribers since 2012 when we adopted the strategy of increasing broadband penetration. The net increase in broadband subscribers contributed to our improved revenue performance for data and Internet services.

•	Investment In Our Network

We continued to invest in network speed and capacity to support our goal of attracting additional customers and increasing broadband penetration. We invested $710 million in our network to support our ongoing business operations and broadband deployment obligations under CAF Phase II in 2015.  We also spent $153 million for integration-related capital expenditures in 2015. These investments included network speed and capacity improvements necessary to enable our broadband penetration goals. We are able to offer broadband to over 7.9 million households. We upgraded our VoIP platform with next generation Call Control and VoIP Application Feature servers, which we intend to leverage across the entire footprint and also provide the capability to reach customers outside our existing markets.

Since 2012, Frontier received a total of $133 million from the Federal Communications Commission’s (FCC) Connect America Fund (CAF) Phase I program to support broadband deployment in unserved and underserved high-cost areas. We spent $22 million of these funds on network expansion in 2015 and completed our obligations under this program.

In June 2015, Frontier accepted the CAF Phase II offer, which provides for $280 million in annual support from 2015 through 2020 to deliver 10Mbps/1Mbps broadband service to approximately 654,000 households across the 28 states in which we operate. The $280 million in CAF Phase II support is a successor to the $156 million in annual USF frozen high-cost support that Frontier has been receiving pursuant to the 2011 FCC Order.

•	Financial Profile

During 2015, we generated total revenue of $5,576 million, including customer revenue of $4,899 million and regulatory revenue of $677 million, and net cash provided by operating activities of $1,301 million. We had available liquidity of over $1.7 billion as of December 31, 2015, comprised of unrestricted cash and available credit on our $750 million revolving credit facility.

During 2015, we completed our financing activities associated with the Verizon Transaction, which include: 1) a private debt offering of $6,600 million of unsecured senior notes in September 2015; 2) a credit agreement for a new $1,500 million senior secured delayed-draw term loan facility in August 2015; and 3) a preferred and common stock issuance of $2,750 million in June 2015.

REVENUE

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Revenue for 2015  increased $804 million to $5,576 million as compared to 2014. Excluding additional revenue of $833 million in 2015 attributable to the Connecticut operations, our revenue for 2015 decreased $29 million, or 1%, as compared to 2014, also excluding the Connecticut operations.  This decline in 2015 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue and subsidy revenue, each as described in more detail below.

Total company switched access and subsidy revenue of $677 million represented 12% of our revenues for 2015. Switched access revenue was $177 million in 2015, or 3% of our revenues, down from $201 million, or 4% of our revenues, in 2014.  We expect declining revenue trends in switched access revenue to continue in 2016.   Subsidy revenue was $500 million in 2015, or 9% of our revenues,  which increased from $319 million,  or 7% of our revenues, in 2014.

Revenue for 2014 increased  $10 million, or 0.2%, to $4,772 million as compared to 2013.  Excluding additional revenue of $216 million attributable to the Connecticut operations, our revenue for 2014 decreased $206 million, or 4% compared to 2013. The decline in 2014 was primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below.

During 2015, we lost 96,300 customers, net, as compared to a gain of 435,400 customers, net, in 2014 and a loss of 98,900 customers, net, in 2013.  Excluding 517,000 customers attributable to the Connecticut Acquisition in 2014, we lost 81,600 customers, net, in 2014.

Total residential revenue for 2015 increased $339 million, or 16%, as compared to 2014. Total residential revenue for 2015 included $531 million of revenue attributable to the Connecticut operations. Total residential revenue for our Frontier legacy operations declined $75 million, or 4%, as compared with 2014, primarily as a result of decreases in voice services revenue, partially offset by increases in data services revenue. We had approximately 3,124,200,  3,204,900 and 2,803,500 total residential customers as of December 31, 2015, 2014 and 2013, respectively.  Excluding 468,200 total residential customers attributable to the Connecticut Acquisition in 2014, we lost approximately 80,700, 66,800 and 83,600 residential customers, net, during 2015, 2014 and 2013, respectively, principally driven by declines in voice customers. Our residential customer monthly churn was 1.82%, 1.73%  and 1.69% for 2015, 2014 and 2013, respectively. Average monthly residential revenue per customer (residential ARPC) increased $2.82, or 5%, to $63.93 during 2015 as compared to 2014. The overall increase in residential ARPC is due to a higher percentage of Frontier’s residential customers who subscribe to our broadband services, the increase in our Frontier TV and FiOS-branded video customers, which is primarily attributable to our Connecticut Operations, and the increase in customers subscribed to multiple services. Frontier expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

Total business revenue for 2015 increased $306 million, or 14%, as compared to 2014. Total business revenue for 2015 included  $475 million of revenue attributable to the Connecticut operations. Total business revenue for our Frontier legacy operations declined $78 million, or 4%, as compared with 2014, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 289,200, 304,700 and 270,800 total business customers as of December 31, 2015, 2014 and 2013, respectively. Excluding 48,800 total business customers attributable to the Connecticut Acquisition in 2014, we lost approximately 15,600, 14,900 and 15,300 business customers, net, during 2015, 2014 and 2013, respectively. Average monthly business revenue per customer (business ARPC) increased $29.73, or 4%, to $690.88 during 2015 as compared to 2014. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC. Frontier expects the declines in voice services revenue and wireless backhaul revenues from business customers to continue in 2016, mitigated, in part, by increases in data services revenue. We have seen modest increases in our revenues from small/medium/enterprise (SME) customers throughout 2015, and our Ethernet product revenues from our SME and carrier customers has grown by 14% for the Frontier legacy operations during 2015, partially offsetting the decline in wireless backhaul revenue.

During 2015, Frontier added approximately 102,000 net broadband subscribers. During 2014 and 2013, Frontier added approximately 493,400 (including 384,800 from the Connecticut Acquisition) and 112,250 net broadband subscribers, respectively. As of December 31, 2015, approximately 64% of our residential broadband customers subscribed to a bundle of services. As of December 31, 2015, we were able to offer broadband to approximately 7.9 million households, or 93% of the 8.5 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers in 2016. At December 31, 2015, 29% of our residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, up from 24% at December 31, 2014. We offer FiOS-branded video services in three states, Frontier TV-branded video services in Connecticut and satellite video services through DISH throughout our territories. We lost 28,100 video subscribers, net during 2015 primarily due to the loss of DISH subscribers. At December 31, 2015, we had 553,700 video customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Management believes that customer counts and average monthly revenue per customer are important factors in evaluating our residential customer trends.  Among the key services we provide to residential customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs.

The section “Revenue and Customer Related Metrics” below presents customer counts, average monthly revenue per customer and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).  The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products and services sold to both residential and business customers, which has increased our average monthly revenue per customer in 2015 as compared to 2014. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per switched access minute of use, due to the FCC’s intercarrier compensation reform, as a result of competition and the availability of substitutes, a trend which we expect will continue.

REVENUE AND CUSTOMER RELATED METRICS

($ in millions)	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
link the Revenue categories tab to these tables	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$2,022	$353	$1,669	$(208)	(11)%	$1,951	$74	$1,877	$(168)	(8)%	$2,045
Data and Internet services	2,337	424	1,913	53	3%	1,948	88	1,860	(6)	(0)%	1,866
Other	540	229	311	2	1%	354	45	309	10	3%	299
Customer revenue	4,899	1,006	3,893	(153)	(4)%	4,253	207	4,046	(164)	(4)%	4,210
Switched access and
subsidy	677	43	634	124	24%	519	9	510	(42)	(8)%	552
Total revenue	$5,576	$1,049	$4,527	$(29)	(1)%	$4,772	$216	$4,556	$(206)	(4)%	$4,762

	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$2,432	$531	$1,901	$(75)	(4)%	$2,092	$116	$1,976	$(51)	(3)%	$2,027
Business	2,467	475	1,992	(78)	(4)%	2,161	91	2,070	(113)	(5)%	2,183
Customer revenue	4,899	1,006	3,893	(153)	(4)%	4,253	207	4,046	(164)	(4)%	4,210
Switched access and
subsidy	677	43	634	124	24%	519	9	510	(42)	(8)%	552
Total revenue	$5,576	$1,049	$4,527	$(29)	(1)%	$4,772	$216	$4,556	$(206)	(4)%	$4,762

	As of or for the year ended December 31,
	2015	% Increase (Decrease)	2014		% Increase (Decrease)	2013

Customers (in thousands)	3,413	(3)%	3,510	(1)	14%	3,074

Residential customer metrics:
Customers (in thousands)	3,124	(3)%	3,205	(1)	14%	2,803
Average monthly residential
revenue per customer (2)	$63.93	5%	$61.11		3%	$59.23
Customer monthly churn	1.82%	5%	1.73%		2%	1.69%

Business customer metrics:
Customers (in thousands)	289	(5)%	305	(1)	13%	271
Average monthly business
revenue per customer	$690.88	4%	$661.15		1%	$654.04

Broadband subscribers (in thousands)	2,462	4%	2,360	(3)	26%	1,867
Video subscribers (in thousands)	554	(5)%	582	(3)	51%	385
Switched access minutes of use (in thousands)	15,327	1%	15,193		(8)%	16,498

(1)	Reflects 468,200 residential customers, 48,800 business customers and 517,000 total customers attributable to the October 24, 2014 Connecticut Acquisition.
(2)	Calculation excludes the operations of Mohave Cellular Limited Partnership (Mohave), which was sold to Verizon Wireless on April 1, 2013.
(3)	Reflects 384,800 broadband subscribers and 191,600 video subscribers attributable to the October 24, 2014 Connecticut Acquisition.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We categorize our revenues as follows:

Voice Services

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

Voice services revenues for 2015 decreased $208 million, or 11%, as compared with 2014, primarily due to $180 million, or 12%, in lower local and enhanced services revenue. This decrease is primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users.  Long distance services revenue decreased $28 million, or 8%, primarily due to a 10% decrease in minutes of use driven by fewer customers, and an increase in cost recovery surcharge rates.

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

Data and Internet Services

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”). We also offer a host of data services to our residential customers marketed under our Frontier Secure brand, including computer security, cloud backup and sharing, identity protection and technical support. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenues for 2015 increased $53 million, or 3% as compared with 2014. Nonswitched access revenues decreased $68 million, or 8%, primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. These decreases were more than offset by increases in data services revenues of $121 million, or 12%, primarily due to a 4% increase in the total number of broadband subscribers and higher Frontier Secure revenues. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 4% of our total revenues) will continue to be subject to decline in 2016, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Data and Internet services revenues for 2014 decreased $6 million as compared with 2013. Nonswitched access revenues decreased $92 million, or 10%, primarily due to lower monthly recurring charges attributable to a reduction in wireless backhaul and other carrier service revenues. These decreases were mostly offset by increases in data services revenues of $85 million, or 9%, primarily due to a 6% increase in the total number of broadband customers and sales of Frontier Secure products.

Other

Other customer revenue includes residential video services, our provision for bad debts, sales of customer premise equipment to our business customers and directory services.

Other revenues for 2015 remained relatively flat, primarily due to changes in our provision for bad debts and increased customer premise equipment revenues, offset by lower directory services revenues.

Other revenues for 2014 increased $10 million, or 3%, primarily due to lower bad debt expenses and increased customer premise equipment revenues, partially offset by lower wireless revenue associated with the sale of our interest in the Mohave partnership and lower directory services and other revenues.

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

Switched access and subsidy revenue for 2015 increased $124 million, or 24%, to $634 million, as compared to 2014. Subsidy revenues increased $164 million, or 52% in 2015, primarily due to the additional CAF Phase II funding, which increased

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

support by more than $159 million in 2015.  Switched access revenue decreased $40 million, or 21%, in 2015 primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services combined with the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013. The 2011 Order provided for the gradual elimination of terminating traffic charges by 2017. We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue through 2016.

Switched access and subsidy revenue for 2014 decreased $42 million, or 8%, to $510 million, as compared to 2013. Switched access revenue decreased $38 million, or 16%, and subsidy revenue decreased $3 million in 2014. The decrease in switched access revenue was primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services combined with a reduction due to the impact of the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013. The decrease in switched access revenues also included the impact of disputes with carriers and customer credits.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

($ in millions)	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access
expenses	$640	$220	$420	$(6)	(1)%	$465	$39	$426	$(5)	(1)%	$431

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for 2015 decreased $6 million, or 1%, primarily due to lower long distance costs as a result of decreased minutes of use and lower pole costs, partially offset by an increase in network access expenses related to higher broadband subscriber counts and costs for providing new circuits to our markets.

Network access expenses for 2014  decreased $5 million, or 1%, primarily due to lower reciprocal compensation costs that are recorded in network access expenses, partially offset by higher joint pole rates and an increase in network access expenses related to higher broadband subscriber counts.

NETWORK RELATED EXPENSES

($ in millions)	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related
expenses	$1,287	$182	$1,105	$38	4%	$1,118	$51	$1,067	$(17)	(2)%	$1,084

Network related expenses include certain expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for 2015 increased $38 million, or 4%, due to higher costs for compensation, primarily due to storm-related costs, and certain benefits, including pension and OPEB expense (as discussed below), and increased fleet and facilities costs, partially offset by reduced installation and repair costs.

Network related expenses for 2014 decreased $17 million, or 2%, primarily due to lower allocated costs for certain benefits, including pension and OPEB expense (as discussed below), and reduced installation and repair costs, partially offset by increased fleet and facilities costs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount
Selling, general and
administrative
expenses	$1,348	$246	$1,102	$44	4%	$1,088	$30	$1,058	$1	0%	$1,057

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for 2015 increased $44 million due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below), partially offset by lower  litigation and facilities costs.

SG&A expenses for 2014 increased $1 million due to higher agent commission costs, additional compensation costs related to services provided by Frontier Secure, and an increase in certain litigation reserves in the first quarter of 2014, mostly offset by lower allocated costs for certain benefits, including pension and OPEB expense (as discussed below), and lower facilities costs.

Pension and OPEB Costs

Frontier allocates Pension and OPEB costs to network related expenses and SG&A expenses. Pension and OPEB costs, excluding the impact of pension settlement costs, for 2015, 2014 and 2013 were approximately $75 million, $59 million and $78 million, respectively. Pension and OPEB costs include pension and OPEB expense of $95 million, $74 million and $97 million, less amounts capitalized into the cost of capital expenditures of $20 million, $15 million and $19 million, respectively.

DEPRECIATION AND AMORTIZATION

($ in millions)	2015					2014					2013
			Frontier Legacy					Frontier Legacy
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$983	$204	$779	$(18)	(2)%	$835	$38	$797	$(44)	(5)%	$841
Amortization expense	337	97	240	(44)	(15)%	304	20	284	(45)	(14)%	329
	$1,320	$301	$1,019	$(62)	(6)%	$1,139	$58	$1,081	$(89)	(8)%	$1,170

Depreciation and amortization expense for 2015  decreased $62 million, or  6%, primarily due to the accelerated method of amortization related to the customer list that was acquired in the 2010 Acquisition, changes in the remaining useful lives of certain plant assets and a lower net asset base.

Depreciation and amortization expense for 2014 decreased $89 million, or 8%, primarily due to the accelerated method of amortization related to the customer base that was acquired in the 2010 Acquisition and changes in the remaining useful lives of certain plant assets and a lower net asset base.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PENSION SETTLEMENT COSTS

($ in millions)	2015	2014	2013

Pension settlement costs	$-	$-	$44

Our pension plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals exceeded the settlement threshold and as a result, Frontier was required to recognize a non-cash settlement charge of $44 million. This non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.  The amount of any future non-cash settlement charges will be dependent on the level of lump sum benefit payments.

ACQUISITION AND INTEGRATION COSTS

($ in millions)	2015			2014			2013
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Acquisition and
integration costs	$236	$94	66%	$142	$132	NM	$10

NM – Not Meaningful

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

During the first quarter of 2015, we began to incur acquisition and integration costs in connection with the pending Verizon Transaction. For 2015 we incurred $44 million of acquisition costs and $152 million of integration costs related to the Verizon Transaction. We also invested $129 million in capital expenditures related to the Verizon Transaction in 2015.

For 2015, we incurred $1 million of acquisition costs and $39 million of integration costs related to the Connecticut Acquisition. We also invested $24 million in capital expenditures related to the Connecticut Acquisition in 2015. In 2014, Frontier incurred $15 million in acquisition costs and $127 million of integration costs related to the Connecticut Acquisition. In 2013, Frontier incurred $10 million of acquisition costs related to the Connecticut Acquisition.

During the fourth quarter of 2013, Frontier began to incur acquisition and integration costs in connection with the Connecticut Acquisition that closed on October 24, 2014.

GAIN ON SALE OF MOHAVE PARTNERSHIP INTEREST

($ in millions)	2015	2014	2013

Gain on sale of Mohave partnership interest	$-	$-	$15

On April 1, 2013, Frontier sold its 33⅓% interest in the Mohave partnership, in which Frontier was the General Partner.  Frontier received proceeds on sale of $18 million and recognized a gain on sale of $15 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

($ in millions)	2015			2014			2013
		$ Increase	% Increase		$ Increase	% Increase
	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Investment and other
income, net	$7	$(32)	(82)%	$39	$30	NM	$9
Losses on early
extinguishment of debt	$-	$-	-%	$-	$(160)	(100)%	$160
Interest expense	$1,113	$417	60%	$696	$29	4%	$667
Income tax expense (benefit)	$(165)	$(195)	NM	$30	$(18)	(38)%	$48

NM – Not Meaningful

Investment and Other Income, Net

Investment and other income, net for 2015 decreased $32 million primarily due to a $25 million gain on the sale of our minority interest in a wireless partnership and a $12 million gain on the sale of an intangible asset in 2014, partially offset by higher interest and dividend income of $5 million in 2015.

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

Interest expense

Interest expense for 2015  increased $417 million, or 60%, primarily due to interest on the $6.6 billion debt financing completed in September 2015, as well as $184 million in commitment fees for the Verizon Bridge Facility (as defined below) related to the Verizon Transaction as compared to the commitment fees of $23 million on the bridge loan facility related to the Connecticut Acquisition during 2014. We also incurred additional interest in 2015 on the $1,900 million debt financing related to the Connecticut Acquisition.  Our composite average borrowing rate as of December 31, 2015 was 8.99%.

Interest expense for 2014  increased $29 million, or 4%, primarily due to interest on the $1.9 billion debt financing completed in September and October 2014, as well as $23 million in commitment fees for the bridge loan facility related to the Connecticut Acquisition, partially offset by the lower average debt levels during the first nine months of the year resulting from the refinancing activities and early retirements in 2013. Our composite average borrowing rate as of December 31, 2014 was 7.62%.

Income tax expense (benefit)

Income tax expense (benefit) for 2015 was an income tax benefit of $165 million compared to income tax expense of $30 million for 2014.  Our effective tax rate was 45.8% compared with 18.7% for 2014 and 29% for 2013.  The change in income tax expense (benefit) was primarily due to the change from pretax income to pretax loss.  Income taxes for 2015 include the impact of a $3 million benefit arising from the adjustment of deferred tax balances and a $5 million benefit from the federal research and development credit.

Income tax expense for 2014 decreased  $18 million, or 38%,  and our effective tax rate was 18.7% as compared with 29.0% for 2013. The decrease was primarily due to a change in deferred taxes arising from the inclusion of the Connecticut operations in the state unitary filings.

We paid $28 million,  $70 million and $94 million in net cash taxes in 2015, 2014 and 2013, respectively. As of December 31, 2015, we had a federal income tax receivable of $32 million that was received in February 2016.

Net income (loss) attributable to Frontier common shareholders

Net income (loss) attributable to Frontier common shareholders for 2015 was a net loss of $316 million, or $0.29 per share, as compared to net income of $133 million, or $0.13 per share, in 2014 and net income of  $113 million, or $0.11 per share, in 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of December 31, 2015, we had unrestricted cash and cash equivalents aggregating $936 million. The restricted cash of $8,444 million represents funds escrowed from the September 2015 debt offering and the June 2015 equity offerings. Our primary source of funds continued to be cash generated from operations, along with the unrestricted cash.  In 2015, we used cash flow from operations and cash on hand to fund principally all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments. Net cash proceeds from the June 2015 equity offerings also added to our cash balances and helped to fund the acquisition and integration costs related to the Verizon Transaction and to support the incremental cash dividends arising from the June 2015 equity offerings and the incremental costs for the financings related to the Verizon Transaction.

At December 31, 2015, we had a working capital surplus of $8,238 million, as compared to a working capital deficit of $97 million at December 31, 2014. Excluding the restricted cash and the accrued liabilities related to the Verizon Transaction, we had a working capital surplus of $2 million. We intend to use the restricted cash balance in connection with the Verizon Transaction.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $31 million, or 2%, in 2015 as compared to 2014. The increase was primarily the result of changes in working capital and higher operating income before depreciation and amortization during 2015, which included a full year of operating results for the Connecticut operations.

We paid $28 million in net cash taxes in 2015 as compared to $70 million and $94 million in net cash taxes in 2014 and 2013, respectively.

In connection with the Connecticut Acquisition, Frontier recognized $40 million, $142 million and $10 million of acquisition and integration costs incurred in 2015, 2014, and 2013, respectively, and $23 million and $1 million of interest expense in 2014 and 2013, respectively, in connection with the bridge loan facility related to the Connecticut Acquisition.

In connection with the Verizon Transaction, Frontier recognized $196 million of acquisition and integration costs incurred in 2015 and $184 million of interest expense was incurred in 2015 related to the Verizon Bridge Facility (as defined below).

During 2013, Frontier contributed four real estate properties with a fair value of $23 million to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value.

Cash Flows used by Investing Activities

Capital Expenditures

In 2015, 2014 and 2013, our capital expenditures were, respectively, $863 million, $688 million and $635 million (including $153 million and $116 million of integration-related capital expenditures in 2015 and 2014, respectively, associated with the Verizon Transaction and the Connecticut Acquisition). Since 2012, Frontier received a total of $133 million from the Connect America Fund (CAF) Phase I Program to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, network expansion funded by the previously received CAF Phase I funds amounted to $22 million, $56 million and $33 million in 2015, 2014 and 2013, respectively. Capital expenditures related to CAF Phase II will be included in our reported amounts for capital expenditures.

Acquisitions

On October 24, 2014, Frontier acquired the wireline properties of AT&T in Connecticut. Frontier now owns and operates the wireline business and statewide fiber network that provides services to residential, commercial and wholesale customers in Connecticut. After including working capital adjustments of $18 million, the total purchase price for the Connecticut Acquisition was $2,018 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by and provided from Financing Activities

Debt Financings

Financing the Verizon Acquisition

On September 25, 2015, Frontier completed a private debt offering of $6,600 million aggregate principal amount of Senior unsecured notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier intends to use the proceeds from the offering to finance a portion of the cash consideration payable in connection with the Verizon Transaction and to pay related fees and expenses. The net proceeds of the debt offering (after deducting underwriting fees) of $6,485 million are included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015. These funds were deposited in an escrow account to partially fund the acquisition or, if the acquisition is terminated or otherwise not consummated on or before August 6, 2016, to redeem the new senior notes at par plus accrued interest.

Financing the Connecticut Acquisition

On September 17, 2014, Frontier completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021 and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519 million from the offering. Frontier used the net proceeds from the offering of the notes, together with borrowings of $350 million under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the Connecticut Acquisition that closed on October 24, 2014.

During 2015 and 2014, we also entered into secured financings totaling $3 million and $11 million respectively, with four year terms and no stated interest rate for certain equipment purchases.

The 2024 Notes

On April 10, 2013, Frontier completed a registered offering of $750 million aggregate principal amount of 7.625% senior unsecured notes due 2024 (the 2024 Notes), issued at a price of 100% of their principal amount.  We received net proceeds of $737 million from the offering after deducting underwriting fees.  Frontier used the net proceeds from the sale of the notes, together with cash on hand, to finance the April 2013 debt tender offers discussed below.

Debt Reduction

During 2015, 2014 and 2013, we retired an aggregate principal amount of $298 million, $260 million and $1,563 million, respectively, of debt consisting of $295  million, $257 million and $1,563 million, respectively, of senior unsecured debt and $1 million in each period, of rural utilities service loan contracts, as discussed below. Additionally, we retired $3 million and $2 million of secured debt during 2015 and 2014, respectively.

On April 10, 2013, Frontier accepted for purchase $471 million aggregate principal amount of its senior notes tendered for total consideration of $532 million, consisting of $194 million aggregate principal amount of our 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216 million, and $277 million aggregate principal amount of our 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316 million.  On April 24, 2013, Frontier accepted for purchase $1 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $1 million, $1 million of the April 2015 Notes, tendered for total consideration of $1 million, and $225 million aggregate principal amount of our 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $268 million.  The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $105 million ($65 million or $0.06 per share after tax).

Additionally, in 2013, Frontier repurchased $209 million of the 2017 Notes in a privately negotiated transaction, along with $17 million of its 8.125% senior notes due 2018 and $79 million of its 8.500% senior notes due 2020 in open market repurchases.  These transactions resulted in a loss on the early extinguishment of debt of $55 million ($34 million or $0.04 per share after tax).

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Pursuant to the terms of the Verizon Transaction, $1,955 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015. Upon closing of the acquisition, the funds will be released and used to fund a portion of the purchase price. If the Verizon Transaction is terminated, the funds would be released and become unrestricted cash of Frontier.

Capital Resources

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively impact our cash generated from operations. As of December 31, 2015, we had $384 million and $646 million of debt maturing in 2016 and 2017, respectively.

Our private debt offering completed in September 2015, the 2015 Credit Agreement entered into in August 2015 (described below) and our common stock and Series A Preferred Stock offerings completed in June 2015 will be adequate to finance the Verizon Transaction and to pay related fees and expenses.

Bridge Facility

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $184 million for the year ended December 31, 2015. The Verizon Bridge Facility, which was undrawn, terminated in accordance with its terms on September 25, 2015.

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Bridge Facility) to finance the Connecticut Acquisition and recognized interest expense related to this commitment of $23 million and $1 million during the years ended December 31, 2014 and 2013, respectively. The Bridge facility terminated, in accordance with its terms, on September 17, 2014.

Term Loan Agreement

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan (the 2015 Credit Agreement). The term loan will be drawn at the closing of the Verizon Transaction. The final maturity date is the earlier of the fifth anniversary of the draw date or March 31, 2021. Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $19 million per installment, commencing one full fiscal quarter after the draw date. The quarterly installments will increase to $38 million, beginning with the 13th quarterly installment. The remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement). Borrowings under the 2015 Credit Agreement will be secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

Bank Financing

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, commencing on March 31, 2015, with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement.  The interest rate on this facility at December 31, 2015 was LIBOR plus 3.375%.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement). The facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011. Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date.  Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2011 CoBank Credit Agreement.  The interest rate on this facility at December 31, 2015 was LIBOR plus 2.375%.

Revolving Credit Facility

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of December 31, 2015, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.45% per annum as of December 31, 2015. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility at December 31, 2015 would have been the alternate base rate plus 1.50% or the adjusted LIBO rate plus 2.50%, respectively. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

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

Covenants

The terms and conditions contained in our indentures, the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions. We would be restricted from declaring dividends under the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement if an event of default occurred and was continuing at the time or would result from the dividend declaration. In addition, under the Certificate of Designations of our 11.125% Mandatory Convertible Preferred Stock, Series A, we would be restricted from paying dividends on our common stock if we failed to declare and pay dividends on our Series A Preferred Stock.

The 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement, the 2015 Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the prior four quarters not to exceed 4.50 to 1.

Indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. The indentures for our 8.875% senior notes due 2020, our 10.500% senior notes due 2022, and our 11.000% senior notes due 2025 contain covenants that are customary for similarly rated issuers. Among other things, these covenants limit our ability to incur additional indebtedness if our leverage ratio exceeds 4.5 to 1 (as defined in the indentures), limits liens and subsidiary debt to 1.25 times EBITDA (as defined in the

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

indentures), limits cumulative restricted payments, including dividends, to cumulative EBITDA less 1.4 times cumulative interest expense (as defined in the indenture), and restricts our ability to divest substantially all of the assets of Frontier.

As of December 31, 2015, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $120 million were paid during 2015.

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

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2015 is as follows:

($ in millions)		Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter

Long-term debt obligations,
excluding interest	$16,086	$384	$646	$620	$645	$2,022	$11,769
Interest on long-term debt	11,486	1,383	1,369	1,342	1,278	1,212	4,902
Operating lease obligations	177	64	10	8	10	15	70
Capital lease obligations	30	3	3	3	4	4	13
Financing lease obligations	93	7	7	8	8	8	55
Purchase obligations	75	26	27	16	3	3	-
Liability for uncertain tax positions	20	1	8	10	1	-	-
Total	$27,967	$1,868	$2,070	$2,007	$1,949	$3,264	$16,809

At December 31, 2015, we had outstanding performance letters of credit totaling $50 million.

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $280 million in annual support from 2015 through 2020 to deliver 10Mbps downstream/1Mbps upstream broadband service to approximately 654,000 households across the 28 states where we operate.

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.  Our estimates are based on assumptions and other considerations, including payment history, customer financial performance,

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

carrier billing disputes and aging analysis.  Our estimation process includes general and specific reserves and varies by customer category.  In 2015 and 2014, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional discussion.

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist of goodwill and trade name, which resulted from the purchase of ILEC properties.  We test for impairment of these assets annually as of December 31, or more frequently, as circumstances warrant using a two-step process.  The first step in the goodwill impairment test compares the carrying value of net assets of the reporting unit to its fair value. If the fair value exceeds the carrying value, no further testing is required.  However, if the fair value is less than the carrying value, an indication of impairment exists and a second step is performed.  These tests are performed at the reporting unit level, which for us is our six regional operating segments.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports have historically supported a range of fair values of multiples between 5.5x and 7.5x annualized EBITDA.  For the purpose of the goodwill impairment test we define 2015 EBITDA as operating income, net of acquisition and integration costs, non-cash pension and OPEB costs, and severance costs, plus depreciation and amortization.  We estimated the enterprise fair value using a multiple of 6.25x EBITDA. Once determined, this estimate of enterprise fair value is then allocated to the reporting units based upon each unit’s relative share of consolidated EBITDA. The result of this first step indicated that fair values of each reporting unit exceed their carrying values. As a result, the second step of the goodwill impairment test was not required. Had we reduced the EBITDA multiple to 5.75x EBITDA, there still would be no indicator of impairment.  For more information on goodwill, see Note 6 of the Notes to Consolidated Financial Statements.

Frontier monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other rural ILEC properties, Frontier’s overall financial performance, the market prices for our common stock, and the potential impact that changes in such circumstances might have on the valuation of our goodwill or other intangible assets.

Depreciation and Amortization

The calculation of depreciation and amortization expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets.  Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2015 and did not result in any significant changes in remaining lives for any of our asset categories. A one year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately  $110 million to depreciation expense.

Our finite-lived intangibles consist principally of customer base; $2.5 billion from the 2010 Acquisition and $570 million from the recently completed Connecticut Acquisition. These customer bases are being amortized on an accelerated method because this method most closely resembles the projected underlying revenue streams. In assigning lives, which range from between nine and 12 years, a separate evaluation and determination is made for residential and business customers.

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

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2015, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1.2 billion. During 2015, we contributed $82 million to these plans and recorded $95 million of expense before capitalization. Pension and other postretirement benefit costs and obligations are dependent upon

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation.  As of December 31, 2015 and 2014, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 4.50% as of December 31, 2015 for our qualified pension plan, compared to rates of 4.10% and 4.90% in 2014 and 2013, respectively.  The discount rate for postretirement plans as of December 31, 2015 was a range of 4.50% to 4.70% compared to a range of 4.10% to 4.20% in 2014 and 4.90% to 5.20% in 2013.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2015:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(57)	$60

Other postretirement plans
Accumulated postretirement benefit obligation	$(20)	$21

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year.  In 2015, 2014 and 2013, our expected long-term rate of return on plan assets was 7.75%, 7.75% and 8.00%, respectively.  Our actual return on plan assets in 2015 was (2.07)%.  For 2016, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

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

We use a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $20 million as of December 31, 2015 including interest of $1 million. For additional information regarding our accounting for income taxes see Note 11 of the Notes to Consolidated Financial Statements.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. Frontier allocated $2,018 million in total consideration to the “fair market value” of the assets and liabilities acquired in the Connecticut Acquisition. The estimates of the fair values assigned to property, plant and equipment, customer list and goodwill, are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and related obligations, as well as our floating rate indebtedness. As of December 31, 2015,  96% of our long-term debt had fixed interest rates. We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2015 and 2014.  Upon consummation of the Verizon Transaction, and in conjunction with the drawdown of $1,500 million from the 2015 Credit Agreement, as defined herein, 88% of our long-term debt would have fixed interest rates. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $659 million of our outstanding borrowings at December 31, 2015 have floating interest rates. In addition, our undrawn $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2015, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2015, the fair value of our long-term debt was estimated to be approximately $14.8 billion, based on prevailing interest rates, our overall weighted average borrowing rate of 8.99% and our overall weighted average maturity of approximately eight years.  As of December 31, 2015, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2014.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2015 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets decreased from $1,673 million at December 31, 2014 to $1,572 million at December 31, 2015, a decrease of $101 million, or 6%. This decrease is a result benefit payments of $128 million, and negative investment returns of $27 million, investment management and administrative fees of $13 million, partially offset by asset transfers from the AT&T pension plan trust of $5 million related to the Connecticut Acquisition and cash contributions of $62 million.

Item 8.   Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1. Financial Statements - See Index on page F-1.

2. Supplementary Data - Quarterly Financial Data is included in the Financial Statements (see 1. above).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2015, that our disclosure controls and procedures were effective.

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

      (c)   Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at December 31, 2015.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

Executive Officers of the Registrant

Our Executive Officers as of February 12, 2016 were:

7
Name	Age	Current Position and Officer
Kathleen Q. Abernathy	59	Executive Vice President, External Affairs
Donald Daniels	48	Senior Vice President and Controller
Steve Gable	42	Executive Vice President, Chief Technology Officer
John M. Jureller	56	Executive Vice President and Chief Financial Officer
John J. Lass	59	Executive Vice President, Field Operations
Daniel J. McCarthy	51	President and Chief Executive Officer and a Director
Cecilia K. McKenney	53	Executive Vice President, Chief Customer Officer
Mark D. Nielsen	51	Executive Vice President, General Counsel and Secretary
Kathleen Weslock	60	Executive Vice President, Chief People Officer
Mary Agnes Wilderotter	61	Executive Chairman

There is no family relationship between the directors or executive officers. The term of office of each of the foregoing officers of Frontier is annual and will continue until a successor (if any) has been elected and qualified.

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

STEVE GABLE became Executive Vice President and Chief Technology Officer of Frontier in April 2015.  He joined Frontier in November 2012 as Senior Vice President and Chief Information Officer. Prior to Frontier, Mr. Gable was Executive Vice President/CTO of Tribune Company while also serving as President of Tribune Digital. Before Tribune, Mr. Gable served as Vice President of Technology for Clear Channel Radio.

JOHN M. JURELLER joined Frontier in January 2013 as Executive Vice President and Chief Financial Officer-Elect and became Chief Financial Officer on February 27, 2013. Mr. Jureller was Senior Vice President, Finance & Operations for the Resources Group of General Atlantic LLC from April 2008 to October 2012. Previously, he was Chief Financial Officer of WestPoint International, Inc. from March 2006 to March 2008. Prior to that, Mr. Jureller was a member of the Corporate Turnaround & Restructuring practice of AlixPartners, LLC from April 2003 to February 2006. Before joining AlixPartners, LLC, Mr. Jureller was Chief Financial Officer of Trans-Resources, Inc., and Senior Vice President, Corporate Development of Gartner, Inc.  He is also a director of American Renal Associates Holdings, Inc.

JOHN J. LASS has been with Frontier since 1980 and was appointed Executive Vice President, Field Operations in April 2015. He is responsible for all Frontier operations and Carrier and Wholesale operations. Previously, Mr. Lass was President of Frontier’s Central Region (comprising Illinois, Indiana, Iowa, Michigan, Minnesota and Nebraska). He has also served as Vice President of Revenue Assurance and as Regional Operations Vice President at Frontier, Vice President and General Manager of Citizens Utilities Vermont Electric Division, and has held operations positions in New York and the Midwest with Frontier, GTE and Contel.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DANIEL J. McCARTHY has been with Frontier since December 1990 and is the President and Chief Executive Officer.  Prior to becoming President and Chief Executive Officer in April 2015, Mr. McCarthy held other positions of responsibility at Frontier, including President and Chief Operating Officer, from April 2012 to April 2015, Executive Vice President and Chief Operating Officer, from January 2006 to April 2012, and Senior Vice President, Field Operations, from December 2004 to December 2005.  Mr. McCarthy also serves as a Trustee of The Committee for Economic Development, a nonprofit, nonpartisan, business-led, public policy organization, and Sacred Heart University in Fairfield, Connecticut.  He is also a director of Constellation Brands, Inc.

CECILIA K. McKENNEY has been with Frontier since February 2006. She is currently Executive Vice President and Chief Customer Officer. Before this, she was Executive Vice President, Frontier Secure and Administration. Previously, she was Executive Vice President, Human Resources and Sales Operations from May 2012 to January 2013, Executive Vice President, Human Resources and Call Center Sales & Service from February 2008 to May 2012 and Senior Vice President, Human Resources from February 2006 to February 2008. Prior to joining Frontier, she was Group Vice President, Headquarters Human Resources, of The Pepsi Bottling Group (PBG) from 2004 to 2005. Previously at PBG Ms. McKenney was Vice President, Headquarters Human Resources from 2000 to 2004.

MARK D. NIELSEN joined Frontier in March 2014 and is Executive Vice President, General Counsel and Secretary. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Office for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

KATHLEEN WESLOCK joined Frontier as Executive Vice President and Chief People Officer in July 2015.  Previously, she had worked as Senior Vice President/Chief Human Resources Officer at Cisco Systems, Inc. and Senior Vice President, Chief Human Resources Officer & Internal Communications, at SunGard Data Systems. She has also worked as Director of Human Resources, Financial Advisory Services, at Deloitte and Director of Global Human Resources at the global law firm Shearman & Sterling.

MARY AGNES WILDEROTTER has been with Frontier since November 2004. She was named Executive Chairman in April 2015, and previously served as Chairman of the Board and Chief Executive Officer. She was elected President and Chief Executive Officer in November 2004 and Chairman of the Board in December 2005. She was President of Frontier until April 2012. Prior to joining Frontier, she was Senior Vice President—Worldwide Public Sector of Microsoft Corp. from February 2003 to November 2004 and Senior Vice President—Worldwide Business Strategy of Microsoft Corp. from 2002 to 2004. Before that she was President and Chief Executive Officer of Wink Communications from 1997 to 2002.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART IV

Item 15.    Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)    Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or not required.

(2) Index to Exhibits:

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Frontier, file number 001-11001, unless otherwise indicated.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on December 17, 2013).*
2.2

Securities Purchase Agreement, dated as of February 5, 2015, by and between Verizon Communications Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on February 5, 2015).*

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.200.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
3.2

Certificate of Amendment of Restated Certificate of Incorporation, effective July 31, 2008 (filed as Exhibit 3.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).*

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to Frontier’s Current Report on Form 8-K filed July 1, 2010).*
3.4	By-laws, as amended February 6, 2009 (filed as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 6, 2009).*
3.5	Certificate of Designations of 11.125% Mandatory Convertible Preferred Stock, Series A (filed as Exhibit 3.5 to the Current Report on Form 8-K filed on June 10, 2015).*
4.1

Indenture of Securities, dated as of August 15, 1991, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.2

Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.68% Debentures due 2034 (filed as Exhibit 4.100.7 to Frontier’s Current Report on Form 8-K filed on January 3, 1995).*

4.3

Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.45% Debentures due 2035 (filed as Exhibit 4.100.8 to Frontier’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

4.4

Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7% Debentures due 2025 (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.5

Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 6.8% Debentures due 2026 (filed as Exhibit 4.100.11 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.6

Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.05% Debentures due 2046 (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.7

Indenture, dated as of August 16, 2001, between Frontier and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee, with respect to 9% Senior Notes due 2031 (including the form of note attached thereto) (filed as Exhibit 4.1 of Frontier’s Current Report on Form 8-K filed on August 22, 2001).*

4.8

Indenture, dated as of December 22, 2006, between Frontier and The Bank of New York, as Trustee, with respect to 7.875% Senior Notes due 2027 (including the form of note attached thereto) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on December 29, 2006).*

4.9

Indenture dated as of March 23, 2007 by and between Frontier and The Bank of New York with respect to the 7.125% Senior Notes due 2019 (including the form of such note attached thereto) (filed as Exhibit 4.2 to the March 27, 2007 8-K).*

4.10

Indenture dated as of April 9, 2009, between Frontier and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.11

Second Supplemental Indenture to the April 2009 Indenture, dated as of October 1, 2009, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 8.125% Senior Notes due 2018 (including the form of note attached thereto) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2009).*

4.12

Third Supplemental Indenture to the April 2009 Indenture, dated as of May 22, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 9.25% Senior Notes due 2021 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)).*

4.13	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K).*
4.14

Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.15	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K).*
4.16

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2012).*

4.17

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between Frontier and  The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”).*

4.18

Sixth Supplemental Indenture dated as of September 17, 2014 between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on September 17, 2014 (the September 17, 2014 8-K”)).*

4.19

Seventh Supplemental Indenture dated as of September 17, 2014 between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).*

4.20	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
4.21

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between Spinco and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.22

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.875% Senior Notes due 2015, 8.25% Senior Notes due 2017, 8.5% Senior Notes due 2020, and 8.75% Senior Notes due 2022 (filed as Exhibit 4.2 to Frontier’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.23

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.24

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.25	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.26

Base Indenture, dated as of September 25, 2015 (the “2015 Base Indenture”), between Frontier Communications Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 30, 2015 10-Q”)).*

4.27

First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 8.875% Senior Notes due 2020 (including the forms of notes attached thereto) (filed as Exhibit 4.2 to the September 30, 2015 10-Q).*

4.28

Second Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 10.500% Senior Notes due 2022 (including the forms of notes attached thereto) (filed as Exhibit 4.3 to the September 30, 2015 10-Q).*

4.29

Third Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 11.000% Senior Notes due 2025 (including the forms of notes attached thereto) (filed as Exhibit 4.4 to the September 30, 2015 10-Q).  *

10.1

Credit Agreement, dated as of October 14, 2011, among Frontier, as the Borrower, and CoBank, ACB, as the Administrative Agent, the Lead Arranger and a Lender, and the other Lenders referred to therein (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on October 17, 2011).*

10.2

First Amendment, dated as of March 5, 2015, to the 2011 CoBank Credit Agreement, among Frontier, as the Borrower, and CoBank, ACB, as the Administrative Agent and the Lenders referred to therein (filed as Exhibit

10.1 to Frontier’s Current Report on Form 8-K filed on March 5, 2015 (the “March 5, 2015 8-K”)).*

10.3

Credit Agreement, dated as of June 2, 2014, by and among Frontier, as the Borrower, and the Lenders party thereto and CoBank, ACB, as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “June 30, 2014 10-Q”) (the “2014 CoBank Credit Agreement”)).*

10.4

Second Amendment, dated as of March 5, 2015, to the 2014 CoBank Credit Agreement, among Frontier, as the Borrower, and CoBank, ACB, as the Administrative Agent and the Lenders referred to therein (filed as   Exhibit

10.2 to the March 5, 2015 8-K).*

10.5

Credit Agreement, dated as of June 2, 2014, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Frontier’s current Report on Form 8-K filed on June 2, 1014).*

10.6

Credit Agreement, dated as of August 12, 2015, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on August 13, 2015).*

10.7

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).*

10.8	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among Frontier, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.9

Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).  *

10.10	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.11	Separation Agreement between Frontier and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.12	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.13	2013 Frontier Bonus Plan (filed as Appendix A to Frontier’s Proxy Statement dated March 25, 2013 (the “2013 Proxy Statement”)).*
10.14	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.15	2009 Equity Incentive Plan (filed as Appendix A to Frontier’s Proxy Statement dated April 6, 2009).*
10.16	2013 Equity Incentive Plan (filed as Appendix B to the 2013 Proxy Statement).*
10.17	Offer of Employment Letter, dated January 20, 2010, between Frontier and Kathleen Abernathy (filed as Exhibit 10.35 to the Spinco Form 10).*
10.18

Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 20, 2010, between Frontier and Kathleen Q. Abernathy (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “June 30, 2012 10-Q”)).*

10.19

Offer of Employment Letter, dated December 18, 2012, between Frontier and John M. Jureller (filed as Exhibit 10.21 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”)).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.20

Change in Control Letter Agreement, dated April 27, 2012, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012).*

10.21

Offer of Employment Letter, dated February 25, 2015, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 3, 2015 (the “March 3, 2015 8-K”)).*

10.22

Offer of Employment Letter, dated January 13, 2006, between Frontier and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.23	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between Frontier and Cecilia K. McKenney (filed as Exhibit 10.5 to the June 30, 2012 10-Q).*
10.24

Amended and Restated Employment Agreement, dated as of March 8, 2013, between Frontier and Mary Agnes Wilderotter (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 13, 2013 (the “Wilderotter Employment Agreement”)).*

10.25	Amendment to the Wilderotter Employment Agreement, dated as of February 25, 2015, between Frontier and Mary Agnes Wilderotter (filed as Exhibit 10.2 to the March 3, 2015 8-K).*
10.26	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).*
10.27	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).*
10.28	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).*
10.29	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 10-K).*
10.30	Form of LTIP Agreement for CEO (filed as Exhibit 10.32 to the 2012 10-K).*
10.31	Form of LTIP Agreement for named executive officers other than CEO (filed as exhibit 10.33 to the 2012 10-K).*
10.32	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans.
10.33

Registration Rights Agreement, dated September 25, 2015, among Frontier Communications Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the initial purchasers of Frontier’s 8.875% Senior Notes due 2020 (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on September 28, 2015 (the “September 28, 2015 8-K”)).*

10.34

Registration Rights Agreement, dated September 25, 2015, among Frontier Communications Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the initial purchasers of Frontier’s 10.500% Senior Notes due 2022 (filed as Exhibit 10.2 to the September 28, 2015 8-K).*

10.35

Registration Rights Agreement, dated September 25, 2015, among Frontier Communications Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the initial purchasers of Frontier’s 11.000% Senior Notes due 2025 (filed as Exhibit 10.3 to the September 28, 2015 8-K).*

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

Exhibits 10.9 through 10.32 are management contracts or compensatory plans or arrangements.

* Incorporated by reference.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Daniel J. McCarthy
Daniel J. McCarthy
President and Chief Executive Officer

February 25, 2016

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2016.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Controller
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ John M. Jureller	Executive Vice President and Chief Financial Officer
(John M. Jureller)	(Principal Financial Officer)

/s/ Daniel J. McCarthy	Director, President and Chief Executive Officer
(Daniel J. McCarthy)	(Principal Executive Officer)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Virginia P. Ruesterholz	Director
(Virginia P. Ruesterholz)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

/s/ Mary Agnes Wilderotter	Executive Chairman
(Mary Agnes Wilderotter)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-4

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-5

Consolidated Statements of Operations for the years ended
December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended
December 31, 2015, 2014 and 2013	F-6

Consolidated Statements of Equity for the years ended
December 31, 2015, 2014 and 2013	F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2015, 2014 and 2013	F-8

Notes to Consolidated Financial Statements	F-9

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Daniel J. McCarthy	/s/ John M. Jureller
Daniel J. McCarthy	John M. Jureller
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Norwalk, Connecticut

February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Frontier Communications Corporation:

We have audited Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2016

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

($ in millions and shares in thousands, except for per-share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$936	$682
Accounts receivable, less allowances of $57 and $72, respectively	571	614
Restricted cash	8,444	-
Prepaid expenses	100	61
Income taxes and other current assets	80	58
Total current assets	10,131	1,415

Property, plant and equipment, net	8,493	8,566
Goodwill	7,166	7,205
Other intangibles, net	1,143	1,500
Other assets	151	124
Total assets	$27,084	$18,810

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$384	$298
Accounts payable	467	379
Advanced billings	160	179
Accrued other taxes	87	80
Accrued interest	403	214
Pension and other postretirement benefits	33	124
Other current liabilities	359	238
Total current liabilities	1,893	1,512

Deferred income taxes	2,666	2,868
Pension and other postretirement benefits	1,163	1,141
Other liabilities	240	238
Long-term debt	15,508	9,393

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding
at December 31, 2015)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,168,200 and 1,002,469 outstanding, and
1,192,986 and 1,027,986 issued, at December 31, 2015 and 2014, respectively)	298	257
Additional paid-in capital	6,034	3,990
Retained earnings (deficit)	(87)	109
Accumulated other comprehensive loss, net of tax	(353)	(404)
Treasury stock	(278)	(294)
Total equity	5,614	3,658
Total liabilities and equity	$27,084	$18,810

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

($ in millions and shares in thousands, except for per-share amounts)

	2015	2014	2013

Revenue	$5,576	$4,772	$4,762

Operating expenses:
Network access expenses	640	465	431
Network related expenses	1,287	1,118	1,084
Selling, general and administrative expenses	1,348	1,088	1,057
Depreciation and amortization	1,320	1,139	1,170
Pension settlement costs	-	-	44
Acquisition and integration costs	236	142	10
Total operating expenses	4,831	3,952	3,796

Gain on sale of Mohave partnership interest	-	-	15

Operating income	745	820	981

Investment and other income, net	7	39	9
Losses on early extinguishment of debt	-	-	160
Interest expense	1,113	696	667

Income (loss) before income taxes	(361)	163	163
Income tax expense (benefit)	(165)	30	48

Net income (loss)	(196)	133	115
Less: Dividends on preferred stock	120	-	-
Less: Income attributable to the noncontrolling
interest in a partnership	-	-	2

Net income (loss) attributable to
Frontier common shareholders	$(316)	$133	$113

Basic and diluted net income (loss) per share
attributable to Frontier common shareholders	$(0.29)	$0.13	$0.11

Total weighted average shares outstanding - basic	1,084,606	994,418	992,659
Total weighted average shares outstanding - diluted	1,084,606	998,162	993,997

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

($ in millions)

	2015	2014	2013

Net income (loss)	$(196)	$133	$115
Pension settlement costs, net of tax (see Notes 13 and 16)	-	-	27
Other comprehensive income (loss), net of tax (see Note 13)	51	(143)	196
Less: Income attributable to the
noncontrolling interest in a partnership	-	-	2

Comprehensive income (loss)	$(145)	$(10)	$336

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

($ in millions and shares in thousands)

	Equity of Frontier
							Accumulated
					Additional	Retained	Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Interest	Equity

Balance December 31, 2012	-	$-	1,027,986	$257	$4,640	$63	$(484)	(29,576)	$(369)	$12	$4,119
Stock plans	-	-	-	-	(19)	-	-	1,052	31	-	12
Dividends on common stock	-	-	-	-	(300)	(100)	-	-	-	-	(400)
Net income	-	-	-	-	-	113	-	-	-	2	115
Pension settlement costs,
net of tax	-	-	-	-	-	-	27	-	-	-	27
Other comprehensive income,
net of tax	-	-	-	-	-	-	196	-	-	-	196
Distributions	-	-	-	-	-	-	-	-	-	(6)	(6)
Sale of Mohave partnership
interest	-	-	-	-	-	-	-	-	-	(8)	(8)
Balance December 31, 2013	-	-	1,027,986	257	4,321	76	(261)	(28,524)	(338)	-	4,055
Stock plans	-	-	-	-	(30)	-	-	3,007	44	-	14
Dividends on common stock	-	-	-	-	(301)	(100)	-	-	-	-	(401)
Net income	-	-	-	-	-	133	-	-	-	-	133
Other comprehensive loss
net of tax	-	-	-	-	-	-	(143)	-	-	-	(143)
Balance December 31, 2014	-	-	1,027,986	257	3,990	109	(404)	(25,517)	(294)	-	3,658
Issuance of common stock	-	-	165,000	41	758	-	-	-	-	-	799
Issuance of preferred stock	19,250	-	-	-	1,866	-	-	-	-	-	1,866
Stock plans	-	-	-	-	(4)	-	-	731	16	-	12
Dividends on common stock	-	-	-	-	(456)	-	-	-	-	-	(456)
Dividends on preferred stock	-	-	-	-	(120)	-	-	-	-	-	(120)
Net loss	-	-	-	-	-	(196)	-	-	-	-	(196)
Other comprehensive income,
net of tax	-	-	-	-	-	-	51	-	-	-	51
Balance December 31, 2015	19,250	$-	1,192,986	$298	$6,034	$(87)	$(353)	(24,786)	$(278)	$-	$5,614

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

($ in millions)

	2015	2014	2013

Cash flows provided from (used by) operating activities:
Net income (loss)	$(196)	$133	$115
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	1,320	1,139	1,170
Losses on early extinguishment of debt	-	-	160
Pension settlement costs	-	-	44
Pension/OPEB costs	10	(18)	37
Stock based compensation expense	27	23	17
Gains on sale of assets	-	(37)	(15)
Amortization of deferred financing costs	191	10	12
Other non-cash adjustments	-	22	(1)
Deferred income taxes	(167)	(78)	(7)
Change in accounts receivable	62	(61)	50
Change in accounts payable and other liabilities	102	90	(6)
Change in prepaid expenses, income taxes and other current assets	(48)	47	(80)
Net cash provided from operating activities	1,301	1,270	1,496

Cash flows provided from (used by) investing activities:
Cash paid for the Connecticut Acquisition	-	(2,018)	-
Capital expenditures - Business operations	(710)	(572)	(635)
Capital expenditures - Integration activities	(153)	(116)	-
Network expansion funded by Connect America Fund - Phase 1	(22)	(56)	(33)
Grant funds received for network expansion from
Connect America Fund - Phase 1	-	4	64
Proceeds on sale of assets	22	39	18
Cash transferred (to)/from escrow	(8,444)	11	31
Cash paid for an acquisition, net of cash acquired	(17)	-	-
Other	2	32	12
Net cash used by investing activities	(9,322)	(2,676)	(543)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	6,603	1,911	750
Financing costs paid	(119)	(40)	(19)
Long-term debt payments	(298)	(260)	(1,563)
Proceeds from issuance of common stock, net	799	-	-
Proceeds from issuance of preferred stock, net	1,866	-	-
Premium paid to retire debt	-	-	(159)
Dividends paid on common stock	(456)	(401)	(400)
Dividends paid on preferred stock	(120)	-	-
Other	-	(2)	(9)
Net cash provided from (used by) financing activities	8,275	1,208	(1,400)
Increase/(Decrease) in cash and cash equivalents	254	(198)	(447)
Cash and cash equivalents at January 1,	682	880	1,327
Cash and cash equivalents at December 31,	$936	$682	$880

Supplemental cash flow information:
Cash paid during the period for:
Interest	$728	$656	$668
Income taxes, net	$28	$70	$94

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	$-	$-	$23
Reduction of pension obligation	$-	$-	$(23)
Increase (decrease) in capital expenditures due to changes
in accounts payable	$(56)	$(15)	$40

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:

(a)   Description of Business:

Frontier Communications Corporation (Frontier) is the fourth largest Incumbent Local Exchange Carrier (ILEC) in the United States, with approximately 3.4 million customers, 2.5 million broadband subscribers and 19,200 employees, operating in 28 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

Frontier had a 33⅓% controlling general partner interest in a partnership entity, the Mohave Cellular Limited Partnership (Mohave).  Mohave’s results of operations and balance sheet were included in our consolidated financial statements through its date of disposal on April 1, 2013.  The minority interest of the limited partners was reflected in the consolidated balance sheet as “Noncontrolling interest in a partnership” and in the consolidated statements of income as “Income attributable to the noncontrolling interest in a partnership.”  On April 1, 2013, Frontier sold its partnership interest in Mohave and received proceeds of $18 million.  Frontier recognized a gain on sale of approximately $15 million before taxes in 2013.

For our financial statements as of and for the period ended December 31, 2015, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the allowance for doubtful accounts, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, business combinations, and pension and other postretirement benefits, among others.

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $151 million, $125 million and $118 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2015 we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high-cost support that we had been receiving pursuant to a 2011 FCC order.  CAF Phase II funding is a program intended to subsidize the high-cost of establishing and delivering communications services to certain high-cost unserved or underserved areas.  We are recognizing these subsidies into revenue consistent with how the costs related to these subsidies are being and are expected to be incurred, which is on a straight line basis. We may reserve against our subsidy revenue which would be based on our ability to meet the buildout requirements of CAF Phase II. CAF Phase II is a multi-year program which requires us to deploy broadband to an agreed upon number of households in each of the states where funding was accepted.  Failure to meet our deployment obligations at the end of the program in 2020 will result in a return of a portion of the funding received.  We regularly evaluate our ability to meet our broadband deployment obligations and adjust revenue accordingly.

We categorize our products, services and other revenues among the following four categories:

·

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voices services also include the long distance voice origination and termination services that we provide to our business customers and other carriers;

·

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

·	Other customer revenue includes residential video services, our provision for bad debts, sales of customer premise equipment to our business customers and directory services; and

·

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

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the year ended
	December 31,

($ in millions)	2015	2014	2013

Voice services	$2,022	$1,951	$2,045
Data and Internet services	2,337	1,948	1,866
Other	540	354	299
Customer revenue	4,899	4,253	4,210
Switched access and subsidy	677	519	552
Total revenue	$5,576	$4,772	$4,762

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e)  Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties.  Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

(f)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP.  During the second quarter of 2015, Frontier reorganized into six regional operating segments, which are aggregated into one reportable segment. In conjunction with the reorganization of our operating segments, effective with the second quarter of 2015, we reassigned goodwill using a relative fair value allocation approach.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31st  to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

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

(j)   Stock Plans:

We have various stock-based compensation plans. Awards under these plans are granted to eligible employees and directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards, including awards with performance, market and time-vesting conditions. Our general policy is to issue shares from treasury upon the grant of restricted shares, earning of performance shares and the exercise of options.

The compensation cost recognized is based on awards ultimately expected to vest. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(k)  Net Income (Loss) Per Share Attributable to Frontier Common Shareholders:

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income (loss) per share attributable to Frontier common shareholders. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 12 – Net Income (Loss) Per Common Share.

(2)   Recent Accounting Pronouncements:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Frontier expects to be entitled in exchange for those goods or services.  This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Frontier is currently evaluating the impact of adopting the new standard, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements”. This standard permits an entity to defer and present debt issuance costs related to line of credit arrangements as an asset and to subsequently amortize the deferred debt issuance costs ratably over the term of the line of credit arrangement. These new standards are effective for annual and interim reporting periods beginning after December 15, 2015. Frontier has elected to early adopt these standards.  As of December 31, 2014, Frontier reclassified $93 million of debt issuance costs from “Other Assets” to “Long-term debt”  in the Consolidated Balance Sheet.

Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”   This standard eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. Under ASU No. 2015-17, a reporting entity is required to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Current guidance requiring the offsetting of deferred tax assets and liabilities of a tax-paying component of an entity and presentation as a single noncurrent amount is not affected. The amendment applies to all entities that present a classified statement of financial position. This new standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Frontier has elected to early adopt this standard. As of December 31, 2014, Frontier reclassified $71 million of deferred tax assets from "Income taxes and other current assets" to "Deferred income taxes" in the Consolidated Balance Sheet.

Employee Benefit Plans

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965)”:  There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715),” which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

for interim periods within those fiscal years. The adoption is not expected to have a material impact on Frontier’s Consolidated Financial Statements.

(3)   Acquisitions:

The Connecticut Acquisition

On October 24, 2014, pursuant to the stock purchase agreement dated December 16, 2013, as amended, Frontier acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2,018 million in cash. Following the Connecticut Acquisition, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut. Frontier also acquired the AT&T U-verse® video (Frontier TV®) and DISH® satellite TV customers in Connecticut. See Note 7 for further discussion related to financing the Connecticut Acquisition.

In connection with the Connecticut Acquisition, Frontier incurred $40 million of operating expenses, consisting of $1 million and $39 million of acquisition and integration costs, respectively, and $24 million in capital expenditures related to the Connecticut Acquisition during 2015. Frontier incurred $142 million of operating expenses, consisting of $15 million and $127 million of acquisition and integration costs, respectively, and $116 million in capital expenditures related to the Connecticut Acquisition during 2014. Frontier incurred $10 million of acquisition costs related to the Connecticut Acquisition during the fourth quarter of 2013.

Our consolidated statements of operations for the years ended December 31, 2015 and 2014 include $1,049 million and $216 million of revenue, respectively, and $100 million and $38 million of operating income, respectively, related to the results of the Connecticut operations.

The final allocation of the purchase price presented below represents the effect of recording the fair value of assets acquired, liabilities assumed and related deferred income taxes as of the date of the Connecticut Acquisition, based on the total transaction consideration of $2,018 million.

($ in millions)

Current assets	$69
Property, plant & equipment	1,459
Goodwill	815
Other intangibles - customer base	570
Current liabilities	(94)
Deferred income taxes	(576)
Other liabilities	(225)
Total net assets acquired	$2,018

The total consideration exceeded the net estimated fair value of the assets acquired and liabilities assumed by $815 million, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. Of this amount, goodwill associated with the Connecticut Acquisition of $75 million is deductible for income tax purposes.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions, except per share amounts)	(Unaudited)
	For the year ended December 31,
	2014	2013

Revenue	$5,775	$6,011

Operating income	$985	$1,049

Net income attributable to Frontier
common shareholders	$191	$83

Basic and diluted net income per
share attributable to Frontier
common shareholders	$0.19	$0.08

The Verizon Transaction

On February 5, 2015, we entered into an agreement with Verizon Communications Inc. (Verizon) to acquire Verizon’s wireline operations that provide services to residential, commercial and wholesale customers in California, Florida and Texas for a purchase price of $10,540 million in cash and assumed debt (the Verizon Transaction), with adjustments for working capital.  Upon completion of the pending Verizon Transaction, Frontier will operate Verizon properties that included 3.3 million voice connections, 2.1 million broadband connections, and 1.2 million FiOS® video connections.  The transaction is expected to close at the end of the first quarter of 2016 subject to the completion of operational matters.

Frontier received regulatory approvals from the FCC, the Public Utilities Commission of Texas and the California Public Utilities Commission. Frontier reached agreement with the Communications Workers of America and the International Brotherhood of Electrical Workers, representing employees that support operations in California, Florida and Texas, to extend their existing collective bargaining agreements.  In addition, Verizon has conditionally accepted $49 million in annual support in California and Texas under the CAF Phase II program.

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives. Frontier incurred $196 million of operating expenses, consisting of $44 million of acquisition costs and $152 million of integration costs, related to the pending Verizon Transaction during the year ended December 31, 2015. We also invested $129 million in capital expenditures related to the Verizon Transaction during the year ended December 31, 2015.

During 2015, we completed our financing activities associated with the Verizon Transaction, which include: 1) a private debt offering of $6,600 million of unsecured senior notes in September 2015 2) a credit agreement for a new $1,500 million senior secured delayed-draw term loan facility in August 2015, 3) a preferred and common stock issuance of $2,750 million in June 2015. Net proceeds from these debt and equity offerings in the amount of $8,440 million are included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015, and together with the proceeds to be received from the delayed draw term loan facility and cash on hand will be sufficient to finance the Verizon Transaction and pay related fees and expenses. See Notes 7 and 9 for further discussion. Restricted cash also includes $4 million of interest income on those net proceeds.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)   Accounts Receivable:

The components of accounts receivable, net at December 31, 2015 and 2014 are as follows:

($ in millions)	2015	2014

Retail and Wholesale	$569	$630
Other	59	56
Less: Allowance for doubtful accounts	(57)	(72)
Accounts receivable, net	$571	$614

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 is as follows:

($ in millions)	Balance at beginning of Period	Charged to Other Revenue	Charged (Credited) to Switched and Nonswitched Revenue and Other Accounts	Write-offs, net of Recoveries	Balance at end of Period

2013	$93	$69	$(3)	$(88)	$71
2014	$71	$61	$-	$(60)	$72
2015	$72	$67	$(17)	$(65)	$57

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $50 million, $61 million and $66 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our allowance for doubtful accounts declined in 2015, primarily as a result of the resolution of a principal carrier dispute.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2015 and 2014 are as follows:

($ in millions)	Estimated Useful Lives	2015	2014

Land	N/A	$151	$147
Buildings and leasehold improvements	41 years	1,327	1,326
General support	5 to 17 years	1,146	1,037
Central office/electronic circuit equipment	5 to 18 years	6,244	5,934
Poles	30 years	712	672
Cable and wire	15 to 25 years	7,280	6,973
Conduit	55 years	515	509
Other	12 to 25 years	47	47
Construction work in progress		379	301
Property, plant and equipment		17,801	16,946
Less: Accumulated depreciation		(9,308)	(8,380)
Property, plant and equipment, net		$8,493	$8,566

Depreciation expense is principally based on the composite group method.  Depreciation expense was $983 million,  $835 million and $841 million for the years ended December 31, 2015, 2014 and 2013, respectively. We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2015, as a result of our annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from January 1, 2015 through December 31, 2015 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2015	$7,205
Connecticut Acquisition (Note 3)	(53)
Other Acquisition	14
Balance at December 31, 2015	$7,166

The components of other intangibles at December 31, 2015 and 2014 are as follows:

($ in millions)	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangibles:
Customer base	$2,998	$(1,977)	$1,021	$3,018	$(1,640)	$1,378
Trade name	122	-	122	122	-	122
Total other intangibles	$3,120	$(1,977)	$1,143	$3,140	$(1,640)	$1,500

Amortization expense was $337  million,  $304 million and $329 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense represents the amortization of our customer lists acquired as a result of the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 (the 2010 Acquisition) with each based on a useful life of 9 to 12 years on an accelerated method. Amortization expense, excluding the impact of the Verizon Transaction and based on our current estimate of useful lives, is estimated to be approximately $285 million in 2016, $230 million in 2017, $175 million in 2018, $120 million in 2019 and $80 million in 2020.

(7)   Long-Term Debt:

The activity in our long-term debt from January 1, 2015 to December 31, 2015 is summarized as follows:

		Year Ended
		December 31, 2015			Interest
					Rate at
	January 1,	Payments	New	December 31,	December 31,
($ in millions)	2015	and Retirements	Borrowings	2015	2015 *

Senior Unsecured Debt	$9,750	$(295)	$6,600	$16,055	9.00%
Secured Debt	23	(3)	3	23	3.78%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$9,781	$(298)	$6,603	$16,086	8.99%

Less: Debt Issuance Costs	(93)			(196)
Less: Debt Premium	3			2
Less: Current Portion	(298)			(384)
	$9,393			$15,508

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2015 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt and subsidiary debentures at December 31, 2015 and 2014 is as follows:

($ in millions)	2015		2014

	Principal	Interest	Principal	Interest
	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
3/15/2015	$-	-	$105	6.625%
4/15/2015	-	-	97	7.875%
10/14/2016 *	344	2.805% (Variable)	402	3.045% (Variable)
4/15/2017	607	8.250%	607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
10/24/2019 **	315	3.805% (Variable)	350	3.545% (Variable)
4/15/2020	1,022	8.500%	1,022	8.500%
9/15/2020	1,000	8.875%	-	-
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,000	10.500%	-	-
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	-	-
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,805		9,500
Subsidiary Debentures Due:
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
Total	$16,055	8.74% ***	$9,750	7.45% ***

*      Represents borrowings under the 2011 CoBank Credit Agreement, as defined below.

**    Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

***  Interest rate represents a weighted average of the stated interest rates of multiple issuances.

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier intends to use the proceeds from the offering to finance a portion of the cash consideration payable in connection with the Verizon Transaction and to pay related fees and expenses. The net proceeds of the debt offering (after deducting underwriting fees) of $6,485 million are included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015. These funds were deposited in an escrow account to partially fund the acquisition or, if the acquisition is terminated or otherwise not consummated on or before August 6, 2016, to redeem the new Senior Notes at par plus accrued interest.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed draw term loan facility (the 2015 Credit Agreement). The term loan will be drawn at the closing of the Verizon Transaction. The final maturity date is the earlier of the fifth anniversary of the draw date or March 31, 2021. Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $19 million per installment, commencing one full fiscal quarter after the draw date. The quarterly installments will increase to $38 million, beginning with the 13th quarterly installment. The remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement). Borrowings under the 2015 Credit Agreement will be secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $184 million for the year ended December 31, 2015. The accrued liabilities related to the Verizon Bridge Facility of $173 million will be paid after the closing of the Verizon Transaction and are included in “Other current liabilities” in the consolidated balance sheet as of December 31, 2015. The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, which commenced on March 31, 2015 with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at December 31, 2015 was LIBOR plus 3.375%.

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018.  As of December 31, 2015, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.45% per annum as of December 31, 2015. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility would have been the alternate base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively, as of December 31, 2015. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $575 million senior unsecured term loan facility with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement).  The facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.  Repayment of the outstanding principal balance is made in quarterly installments of $14 million, which commenced on March 31, 2012, with the remaining outstanding principal balance to be repaid on the final maturity date. Borrowings under the 2011 CoBank Credit Agreement bear interest based on the margins over the Base Rate (as defined in the 2011 CoBank Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

based on our Total Leverage Ratio, as such term is defined in the 2011 CoBank Credit Agreement.  The interest rate on this facility at December 31, 2015 was  LIBOR plus 2.375%.

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

On September 17, 2014, Frontier completed a registered debt offering of $775 million aggregate principal amount of 6.250% senior unsecured notes due 2021, and $775 million aggregate principal amount of 6.875% senior unsecured notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519 million from the offering. Frontier used the net proceeds from the offering of the notes, together with borrowings under the 2014 CoBank Credit Agreement, as defined above, and cash on hand, to finance the Connecticut Acquisition, which closed on October 24, 2014. See Note 3 for further discussion of the Connecticut Acquisition.

During 2015 and 2014, we also entered into secured financings totaling $3 million and $11 million, respectively, with four year terms and no stated interest rate for certain equipment purchases.

On April 10, 2013,  Frontier completed a registered debt offering of $750 million aggregate principal amount of 7.625% senior unsecured notes due 2024, issued at a price of 100% of their principal amount. We received net proceeds of $737 million from the offering after deducting underwriting fees. Frontier used the net proceeds from the sale of the notes, together with cash on hand, to finance the cash tender offers discussed below.

On April 10, 2013, Frontier accepted for purchase $471 million aggregate principal amount of its senior notes tendered for total consideration of $532 million, consisting of $194 million aggregate principal amount of Frontier’s 6.625% senior notes due 2015 (the March 2015 Notes), tendered for total consideration of $216 million, and $277 million aggregate principal amount of Frontier’s 7.875% senior notes due 2015 (the April 2015 Notes), tendered for total consideration of $316 million. On April 24, 2013,  Frontier accepted for purchase $1 million aggregate principal amount of the March 2015 Notes, tendered for total consideration of $1 million, $1 million of the April 2015 Notes, tendered for total consideration of $1 million, and $225 million aggregate principal amount of Frontier’s 8.250% senior notes due 2017 (the 2017 Notes), tendered for total consideration of $268 million. The repurchases in the debt tender offers for the senior notes resulted in a loss on the early extinguishment of debt of $105 million, ($65 million or $0.06 per share after tax).

Additionally, during the second quarter of 2013, Frontier repurchased $209 million of the 2017 Notes in a privately negotiated transaction, along with $17 million of its 8.125% senior notes due 2018 and $79 million of its 8.500% senior notes due 2020 in open market repurchases. These transactions resulted in a loss on the early extinguishment of debt of $55 million ($34 million or $0.04 per share after tax).

As of December 31, 2015, we were in compliance with all of our debt and credit facility covenants.

Our scheduled principal payments are as follows as of December 31, 2015:

Principal
($ in millions)	Payments

2016	$384
2017	$646
2018	$620
2019	$645
2020	$2,022
Thereafter	$11,769

Other Obligations

During 2013, Frontier contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

at their fair value of $23 million. Frontier has entered into leases for the contributed properties with initial terms of 15 years at a combined aggregate annual rent of approximately $2 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the properties was treated as a financing transaction and, accordingly, Frontier continues to depreciate the carrying value of the properties in its financial statements and no gain or loss was recognized. An obligation of $23 million was recorded in our consolidated balance sheet within “Other liabilities” and the liability is reduced annually by a portion of the lease payments made to the pension plan.

During 2012,  Frontier entered into a sale and leaseback arrangement for a facility in Everett, Washington and entered into a capital lease for the use of fiber in the state of Minnesota.  These agreements have lease terms of 12 and 23 years, respectively. These capital lease obligations are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.”

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2015 are as follows:

($ in millions)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2016	$7	$3
2017	7	3
2018	8	3
2019	8	4
2020	8	4
Thereafter	55	13
Total future payments	93	30
Less: Amounts representing interest	(52)	(7)
Present value of minimum lease payments	$41	$23

(8) Investment and Other Income, Net:

The components of investment and other income, net for the years ended December 31, 2015, 2014 and 2013 are as follows:

($ in millions)	2015	2014	2013

Gain on sale of Fairmount Cellular LLC	$-	$25	$-
Gain on sale of 700 MHz spectrum	-	12	-
Interest and dividend income	7	2	2
Investment gain	-	-	2
Gain on expiration/settlement of customer advances	-	-	3
Split-dollar life insurance proceeds	-	-	2
Total investment and other income, net	$7	$39	$9

During 2015, we received $7 million in interest and dividend income.

During 2014, we sold assets that were unrelated to Frontier’s operations and recognized a gain of $25 million associated with the sale of our interest in Fairmount Cellular LLC and recognized a gain of $12 million related to the sale of our 700 MHz spectrum.

During 2013, we recognized income of $3 million in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties. We also recognized investment

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

gains of $2 million associated with cash received in connection with our previously written-off investment in Adelphia and $2 million in the settlement of a split-dollar life insurance policy for a former senior executive.

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

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, commencing on September 30, 2015 to, and including, the mandatory conversion date.  Series A Preferred Stock dividends of $120 million were paid in 2015.

Pursuant to the terms of the Verizon Transaction, $1,955 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and are included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015.  Upon closing of the Verizon Transaction, the funds will be released and used to fund a portion of the purchase price.  If the Verizon Transaction is terminated, the funds will be released and become unrestricted cash of Frontier.

(10)  Stock Plans:

At December 31, 2015, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Non-Employee Directors’ Deferred Fee Equity Plan (the Deferred Fee Plan).  At December 31, 2015, there were 22,541,000 shares authorized for grant and 12,475,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Non-Employee Directors’ Equity Incentive Plan (the Directors’ Equity Plan, and together with the Deferred Fee Plan, the Director Plans). Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

1996, 2000, 2009 and 2013 Equity Incentive Plans

Since the expiration dates of the 1996 EIP, the 2000 EIP and the 2009 EIP on May 22, 2006, May 14, 2009 and May 8, 2013, respectively, no awards have been or may be granted under the 1996 EIP, the 2000 EIP and the 2009 EIP. Under the 2013 EIP, awards of our common stock may be granted to eligible employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. As discussed under

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the Non-Employee Directors’ Compensation Plans below, prior to May 25, 2006 non-employee directors received an award of stock options under the 2000 EIP upon commencement of service.

At December 31, 2015, there were 20,000,000 shares authorized for grant under the 2013 EIP and 11,998,000 shares available for grant.  No awards may be granted more than 10 years after the effective date (May 8, 2013) of the 2013 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

Performance Shares

On February 15, 2012, Frontier’s Compensation Committee, in consultation with the other non-management directors of Frontier’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards are granted in the form of performance shares.  The LTIP is currently offered under Frontier’s 2009 EIP and 2013 EIP, and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three-year performance period (a Measurement Period), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period.  The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on Frontier’s total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the three-year Measurement Period.  Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award.  The TSR performance measure is then applied to decrease or increase payouts based on Frontier’s three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

In 2012, the Compensation Committee granted approximately 979,000 performance shares under the LTIP and set the operating cash flow performance goal for the first year in the 2012-2014 Measurement Period and the TSR modifier for the three-year Measurement Period. In 2013, the Compensation Committee granted approximately 1,124,000 performance shares under the LTIP and set the operating cash flow performance goal for 2013, which applies to the first year of the 2013-2015 Measurement Period and the second year of the 2012-2014 Measurement Period. On February 17, 2014, the Compensation Committee granted approximately 1,028,000 performance shares under the LTIP and set the operating cash flow performance goal for 2014, which applies to the first year in the 2014-2016 Measurement Period, the second year of the 2013-2015 Measurement Period and the third year of the 2012-2014 Measurement Period. On February 25, 2015, the Compensation Committee granted approximately 665,000 performance shares under the LTIP and set the operating cash flow performance goal for 2015, which applies to the first year in the 2015-2017 measurement period, the second year of the 2014-2016 measurement period and the third year of the 2013-2015 measurement period.  The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by Frontier at the end of the three-year Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding LTIP target performance shares as of December 31, 2015 and changes during the three years then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2013	979
LTIP target performance shares granted	1,124
LTIP target performance shares forfeited	(354)
Balance at December 31, 2013	1,749
LTIP target performance shares granted	1,037
LTIP target performance shares forfeited	(104)
Balance at December 31, 2014	2,682
LTIP target performance shares granted	738
LTIP target performance shares earned	(743)
LTIP target performance shares forfeited	(152)
Balance at December 31, 2015	2,525

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense of $7 million, $4 million and $1 million during 2015, 2014 and 2013, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2015 and changes during the three years then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
	Number of	Average	Aggregate
	Shares	Grant Date	Fair Value
	(in thousands)	Fair Value	(in millions)
Balance at January 1, 2013	7,049	$6.08	$30
Restricted stock granted	3,360	$4.10	$16
Restricted stock vested	(3,097)	$6.78	$14
Restricted stock forfeited	(1,078)	$5.26
Balance at December 31, 2013	6,234	$4.80	$29
Restricted stock granted	4,314	$4.91	$29
Restricted stock vested	(2,372)	$5.22	$16
Restricted stock forfeited	(369)	$4.55
Balance at December 31, 2014	7,807	$4.75	$52
Restricted stock granted	2,815	$7.92	$13
Restricted stock vested	(3,215)	$4.89	$15
Restricted stock forfeited	(359)	$5.10
Balance at December 31, 2015	7,048	$5.93	$33

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2015 was $24 million and the weighted average period over which this cost is expected to be recognized is approximately 1.2 years.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $20 million, $16 million and $14 million, for the years ended December 31, 2015, 2014 and 2013, respectively, has been recorded in connection with these grants.

Stock Options

The following summary presents information regarding outstanding stock options as of December 31, 2015 and changes during the year then ended with regard to options under the EIPs:

	Shares	Weighted	Weighted
	Subject to	Average	Average	Aggregate
	Option	Option Price	Remaining	Intrinsic
	(in thousands)	Per Share	Life in Years	Value
Balance at January 1, 2015	83	$13.23	0.8	$-
Options granted	-	$-
Options exercised	-	$-
Options canceled, forfeited or lapsed	(33)	$12.96
Balance at December 31, 2015	50	$13.40	-	$-

The number of options exercisable at December 31, 2015, 2014 and 2013 were 50,000,  83,000 and 83,000, with a weighted average exercise price of $13.40,  $13.23 and $13.23, respectively. No stock options were granted or exercised during 2015,  2014 or 2013.  There is no remaining unrecognized compensation cost associated with stock options at December 31, 2015.

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

The number of shares of common stock authorized for issuance under the Directors’ Equity Plan is 2,541,000, which includes 541,000 shares that were available for grant under the Deferred Fee Plan on the effective date of the Directors’ Equity Plan. In addition, if and to the extent that any “plan units” outstanding on May 25, 2006 under the Deferred Fee Plan are forfeited or if any option granted under the Deferred Fee Plan terminates, expires, or is cancelled or forfeited, without having been fully exercised, shares of common stock subject to such “plan units” or options cancelled shall become available under the Directors’ Equity Plan. At December 31, 2015, there were 477,000 shares available for grant. There were 10 directors participating in the Directors’ Plans during all or part of 2015. The total plan units earned were 334,188, 237,607 and 374,383 in 2015, 2014 and 2013, respectively. Options granted prior to the adoption of the Directors’ Equity Plan were granted under the 2000 EIP. At December 31, 2015,  40,000 options were outstanding and exercisable under the Director Plans at a weighted average exercise price of $10.37.

To the extent directors elect to receive the distribution of their stock unit account in cash, they are considered liability-based awards. To the extent directors elect to receive the distribution of their stock unit accounts in common stock, they are

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

considered equity-based awards. Compensation expense for stock units that are considered equity-based awards is based on the market value of our common stock at the date of grant. Compensation expense for stock units that are considered liability-based awards is based on the market value of our common stock at the end of each period.

In connection with the Director Plans, compensation costs associated with the issuance of stock units were ($1) million, $4 million and $2 million in 2015, 2014 and 2013, respectively. Cash compensation associated with the Director Plans was $1 million in 2015, 2014 and 2013, respectively. These costs are recognized in “Selling, general and administrative expenses”.

(11)  Income Taxes:

The following is a reconciliation of the provision for income taxes computed at federal statutory rates to the effective rates for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	8.7	1.6	(2.7)
Noncontrolling interest	-	-	(0.6)
Tax reserve adjustment	(0.3)	6.9	(1.1)
Domestic production activities deduction	-	(8.7)	-
Changes in certain deferred tax balances	0.8	(14.1)	(4.0)
IRS audit adjustments	-	-	3.2
Federal research and development credit	1.5	(3.3)	(3.2)
Non-deductible transaction costs	0.4	1.0	2.0
All other, net	(0.3)	0.3	0.4
Effective tax rate	45.8%	18.7%	29.0%

Income taxes for 2015 include the impact of a $3 million benefit arising from the adjustment of deferred tax balances and a $5 million benefit from the federal research and development credit.

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

As a result of the retrospective implementation of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,  Frontier offset all deferred tax liabilities and assets, as well as any related valuation allowance, and is presenting them as a single non-current amount within Deferred income taxes in the consolidated balance sheet as of December 31, 2015 and 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in millions)	2015	2014

Deferred income tax liabilities:
Property, plant and equipment basis differences	$2,401	$2,451
Intangibles	960	1,076
Other, net	15	24
	$3,376	$3,551

Deferred income tax assets:
Pension liability	222	247
Tax operating loss carryforward	295	162
Employee benefits	262	304
Accrued expenses	50	55
Allowance for doubtful accounts	10	16
Other, net	48	39
	887	823
Less: Valuation allowance	(177)	(140)
Net deferred income tax asset	710	683
Net deferred income tax liability	$2,666	$2,868

Our federal net operating loss carryforward as of December 31, 2015 is estimated at $244 million. The federal loss carryforward will expire in 2035.

Our state tax operating loss carryforward as of December 31, 2015 is estimated at $4.1 billion. A portion of our state loss carryforward will continue to expire annually through 2035, unless otherwise used.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in millions)	2015	2014	2013

Income tax expense (benefit):
Current:
Federal	$8	$98	$55
State	(6)	10	-
Total Current	2	108	55

Deferred:
Federal	(126)	(34)	13
State	(41)	(44)	(20)
Total Deferred	(167)	(78)	(7)
Total income tax expense (benefit)	(165)	30	48

Income taxes charged (credited) to equity of Frontier:
Utilization of the benefits arising from restricted stock	-	-	2
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	36	(90)	132

Total income taxes charged (credited) to equity of Frontier	36	(90)	134
Total income taxes	$(129)	$(60)	$182

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $20 million as of December 31, 2015 including interest of $1 million. The amount of our uncertain tax positions for which the statutes of limitations are expected to expire during the next twelve months and which would affect our effective tax rate is $1 million as of December 31, 2015.

Frontier’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2012 forward for federal and 2008 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits for the years ended December 31, 2015 and 2014:

($ in millions)	2015	2014

Unrecognized tax benefits - beginning of year	$19	$9
Gross increases - current year tax positions	2	13
Gross decreases - expired statute of limitations	(2)	(3)
Unrecognized tax benefits - end of year	$19	$19

The amounts above exclude $1 million of accrued interest as of December 31, 2015 and 2014, respectively, that we have recorded and would be payable should Frontier’s tax positions not be sustained.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)  Net Income (Loss) Per Share:

The reconciliation of the net income per share calculation for the years ended December 31, 2015, 2014 and 2013 is as follows:

($ in millions and shares in thousands, except per share amounts)
	2015	2014	2013
Net income (loss) used for basic and diluted earnings
per share:
Net income (loss) attributable to Frontier common shareholders	$(316)	$133	$113
Less: Dividends paid on unvested restricted stock awards	(3)	(3)	(3)
Total basic and diluted net income (loss) attributable to Frontier
common shareholders	$(319)	$130	$110

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,091,798	1,001,812	999,126
Less: Weighted average unvested restricted stock awards	(7,192)	(7,394)	(6,467)
Total weighted average shares outstanding - basic	1,084,606	994,418	992,659

Basic net income (loss) per share attributable to Frontier
common shareholders	$(0.29)	$0.13	$0.11

Diluted earnings per share:
Total weighted average shares outstanding - basic	1,084,606	994,418	992,659
Effect of dilutive shares	-	3,744	1,338
Total weighted average shares outstanding - diluted	1,084,606	998,162	993,997

Diluted net income (loss) per share attributable to Frontier
common shareholders	$(0.29)	$0.13	$0.11

In calculating diluted net loss per share for the year ended December 31, 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the years ended December 31, 2015, 2014 and 2013, options to purchase 50,000, 83,000 and 83,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At December 31, 2015, 2014 and 2013, we had 1,437,183, 1,102,995 and 1,238,542 stock units, respectively, issued under the Director Plans.  These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of December 31, 2015, as their impact was anti-dilutive.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)  Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income/(loss).

The components of accumulated other comprehensive loss, net of tax at December 31, 2015, 2014 and 2013, and changes for the years then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2013	$(698)	$(74)	$288	$(484)
Other comprehensive income (loss) before reclassifications	205	67	(100)	172
Amounts reclassified from accumulated other comprehensive income (loss)	37	2	(15)	24
Recognition of net actuarial loss for pension settlement costs	44	-	(17)	27
Net current-period other comprehensive income (loss)	286	69	(132)	223
Balance at December 31, 2013	(412)	(5)	156	(261)
Other comprehensive income (loss) before reclassifications	(140)	(113)	98	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	20	(1)	(7)	12
Net current-period other comprehensive income (loss)	(120)	(114)	91	(143)
Balance at December 31, 2014	(532)	(119)	247	(404)
Other comprehensive income (loss) before reclassifications	(81)	136	(24)	31
Amounts reclassified from accumulated other comprehensive income (loss)	29	3	(12)	20
Net current-period other comprehensive income (loss)	(52)	139	(36)	51
Balance at December 31, 2015	$(584)	$20	$211	$(353)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 are as follows:

($ in millions)	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive Loss Components	2015	2014	2013	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Amortization of Pension Cost Items (b)
Actuarial gains (losses)	(29)	(20)	(37)
Pension settlement costs	-	-	(44)
	(29)	(20)	(81)	Income (loss) before income taxes
Tax impact	11	7	31	Income tax (expense) benefit
	$(18)	$(13)	$(50)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$5	$4	$6
Actuarial gains (losses)	(8)	(3)	(8)
	(3)	1	(2)	Income (loss) before income taxes
Tax impact	1	-	1	Income tax (expense) benefit
	$(2)	$1	$(1)	Net income (loss)

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

We have utilized the aggregation criteria to combine our six operating regions because all of our regions share similar characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar.  Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular property.

(15)  Quarterly Financial Data (Unaudited):

($ in millions, except per share amounts)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,371	$1,368	$1,424	$1,413	$5,576
Operating income	163	193	207	182	745
Net (loss) attributable to Frontier
common shareholders	(51)	(28)	(81)	(156)	(316)
Basic net (loss) per share attributable
to Frontier common shareholders	$(0.05)	$(0.03)	$(0.07)	$(0.14)	$(0.29)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$1,154	$1,147	$1,141	$1,330	$4,772
Operating income	226	224	197	173	820
Net income attributable to Frontier
common shareholders	39	38	42	14	133
Basic net income per share attributable
to Frontier common shareholders	$0.04	$0.04	$0.04	$0.01	$0.13

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The quarterly net income (loss) per share amounts are rounded to the nearest cent. Annual net income (loss) per share may vary depending on the effect of such rounding. The change in revenue, operating income, net income (loss) and net income (loss) per share during the fourth quarter of 2014 and each quarter of 2015 reflects the additional results of operations related to the Connecticut Acquisition, as described further in Note 3.

We recognized $57 million ($35 million or $0.04 per share after tax),  $35 million ($23 million or $0.02 per share after tax), $58 million ($27 million or $0.02 per share after tax) and  $86 million ($47 million or $0.04 per share after tax)  of acquisition and integration costs during the first, second, third and fourth quarters of 2015, respectively.

We recognized $11 million ($7 million or $0.01 per share after tax), $19 million ($13 million or $0.01 per share after tax), $42 million ($27 million or $0.03 per share after tax)  and $70 million ($44 million or $0.04 per share after tax)  of acquisition and integration costs during the first, second, third and fourth quarters of 2014, respectively.

(16)Retirement Plans:

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

As of December 31, 2015, 2014 and 2013, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 4.50% as of December 31, 2015 for its qualified pension plan, compared to rates of 4.10% and 4.90% in 2014 and 2013, respectively. The discount rate for postretirement plans as of December 31, 2015 was a range of 4.50% to 4.70% compared to a range of 4.10% to 4.20% in 2014 and 4.90% to 5.20% in 2013.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments.  We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. In 2015, 2014 and 2013, our

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

expected long-term rate of return on plan assets was 7.75%,  7.75% and 8.00%, respectively. For 2016, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

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

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2015 and 2014 and the components of total periodic pension benefit cost for the years ended December 31, 2015, 2014 and 2013:

($ in millions)	2015	2014

Change in projected benefit obligation (PBO)
PBO at beginning of year	$2,210	$1,669
PBO for plans of the Connecticut operations at contracted discount rate	-	342
Actuarial adjustment to PBO for plans of the Connecticut operations	5	5
Service cost	55	42
Interest cost	88	80
Actuarial (gain)/loss	(88)	182
Benefits paid	(128)	(110)
PBO at end of year	$2,142	$2,210

Change in plan assets
Fair value of plan assets at beginning of year	$1,673	$1,217
Fair value of plan assets for the Connecticut operations as of acquisition date	5	342
Actual return on plan assets	(40)	141
Employer contributions	62	83
Benefits paid	(128)	(110)
Fair value of plan assets at end of year	$1,572	$1,673

Funded status	$(570)	$(537)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(9)	$(101)
Pension and other postretirement benefits - noncurrent	$(561)	$(436)
Accumulated other comprehensive loss	$584	$532

In connection with the completion of the Connecticut Acquisition, certain employees were transferred to the Frontier Communications Pension Plan (the Plan) effective October 24, 2014.  Assets of $5 million were transferred from the AT&T pension plan trust during 2015. Assets of $342 million, including a receivable of $34 million, were transferred into the Plan during 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions)	2015	2014	2013

Components of total periodic pension benefit cost
Service cost	$55	$42	$48
Interest cost on projected benefit obligation	88	80	76
Expected return on plan assets	(129)	(99)	(95)
Amortization of unrecognized loss	29	20	37
Net periodic pension benefit cost	43	43	66
Pension settlement costs	-	-	44
Total periodic pension benefit cost	$43	$43	$110

The expected amortization of unrecognized loss in 2016 is $42 million, excluding the impact, if any, from the pending Verizon Transaction.

Our pension plan contains provisions that provide certain employees with the option of receiving lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. During 2013, lump sum pension settlement payments to terminated or retired individuals amounted to $165 million, which exceeded the settlement threshold of $125 million. As a result, Frontier was required to recognize a non-cash settlement charge of $44 million during 2013.  The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the pension plan. This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity of Frontier.

We capitalized $20 million,  $15 million and $19 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2015, 2014 and 2013, respectively, as the costs relate to our engineering and plant construction activities.

The plan’s weighted average asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	2015	2014
Asset category:
Equity securities	47%	45%
Debt securities	46%	47%
Alternative investments	6%	6%
Cash and other	1%	2%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2016	$200
2017	160
2018	158
2019	157
2020	154
2021-2025	754
Total	$1,583

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We made total cash contributions to our pension plan of $62 million and $83 million, respectively, during 2015 and 2014. Our 2014 total contributions reflect the impact of the extension of funding relief included in the Highway and Transportation Funding Act of 2014.

During 2013,  Frontier contributed four real estate properties to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the properties and, based on these appraisals, the pension plan recorded the contributions at their fair value of $23 million. Frontier has entered into leases for the contributed properties with initial terms of 15 years at a combined aggregate annual rent of approximately $2 million. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the leases were negotiated with the fiduciary on an arm’s-length basis.

We made total contributions to our pension plan during 2013 of $62 million, consisting of cash payments of $39 million and the contribution of real property with a fair value of $23 million, as described above.

The accumulated benefit obligation for the plan was $2,048 million and $2,094 million at December 31, 2015 and 2014, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2015	2014	2013
Discount rate - used at year end to value obligation	4.50%	4.10%	4.90%
Discount rate - used to compute annual cost	4.10%	4.90%	4.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plan’s benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2015 and 2014 and the components of net periodic postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013.

($ in millions)	2015	2014

Change in benefit obligation
Benefit obligation at beginning of year	$727	$385
Benefit obligation for the Connecticut operations as of acquisition date	5	211
Service cost	19	11
Interest cost	30	22
Plan participants' contributions	5	5
Actuarial (gain)/loss	(115)	115
Benefits paid	(25)	(19)
Plan change	(20)	(3)
Benefit obligation at end of year	$626	$727

Change in plan assets
Fair value of plan assets at beginning of year	$-	$2
Plan participants' contributions	5	5
Employer contribution	20	12
Benefits paid	(25)	(19)
Fair value of plan assets at end of year	$-	$-

Funded status	$(626)	$(727)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(24)	$(22)
Pension and other postretirement benefits - noncurrent	$(602)	$(705)
Accumulated other comprehensive (gain) loss	$(20)	$119

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions)	2015	2014	2013

Components of net periodic postretirement benefit cost
Service cost	$19	$11	$13
Interest cost on projected benefit obligation	30	22	17
Amortization of prior service cost /(credit)	(5)	(4)	(6)
Amortization of unrecognized loss	8	3	8
Net periodic postretirement benefit cost	$52	$32	$32

The expected amortization of prior service credit in 2016 is $9 million and the expected amortization of unrecognized loss in 2016 is $2 million, excluding the impact, if any, from the pending Verizon Transaction.

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2015	2014	2013
Discount rate - used at year end to value obligation	4.50% - 4.70%	4.10% - 4.20%	4.90% - 5.20%
Discount rate - used to compute annual cost	4.10% - 4.20%	4.90% - 5.20%	4.00% - 4.20%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2016	$25	$-	$25
2017	29	-	29
2018	33	-	33
2019	35	-	35
2020	38	-	38
2021-2025	211	1	210
Total	$371	$1	$370

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.00% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2024 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $2 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $18 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(2) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(16) million.

The amounts in accumulated other comprehensive (gain) loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 are as follows:

($ in millions)	Pension Plan		OPEB
	2015	2014	2015	2014
Net actuarial loss	$584	$532	$20	$143
Prior service cost/(credit)	-	-	(40)	(24)
Total	$584	$532	$(20)	$119

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 are as follows:

($ in millions)	Pension Plan		OPEB
	2015	2014	2015	2014
Accumulated other comprehensive loss at
beginning of year	$532	$412	$119	$5

Net actuarial gain (loss) recognized during year	(29)	(20)	(8)	(3)
Prior service (cost) credit recognized during year	-	-	5	4
Net actuarial loss (gain) occurring during year	81	140	(136)	113
Net amount recognized in comprehensive income
(loss) for the year	52	120	(139)	114
Accumulated other comprehensive (gain) loss at
end of year	$584	$532	$(20)	$119

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $28 million,  $21 million and $21 million for 2015, 2014 and 2013, respectively.

(17)Fair Value of Financial Instruments:

Fair value is defined under GAAP as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value under GAAP must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

($ in millions)	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$23	$23	$-	$-
U.S. Government Obligations	32	-	32	-
Corporate and Other Obligations	315	-	315	-
Common Stock	178	178	-	-
Common/Collective Trusts	894	-	894	-
Interest in Registered Investment Companies	49	49	-	-
Interest in Limited Partnerships and
Limited Liability Companies	92	-	-	92
Total investments at fair value	$1,583	$250	$1,241	$92
Interest and Dividend Receivable	4
Due from Broker for Securities Sold	21
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(43)
Total Plan Assets, at Fair Value	$1,572

($ in millions)	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$32	$32	$-	$-
U.S. Government Obligations	32	-	32	-
Corporate and Other Obligations	283	-	283	-
Common Stock	170	170	-	-
Common/Collective Trusts	959	-	959	-
Interest in Registered Investment Companies	66	66	-	-
Interest in Limited Partnerships and
Limited Liability Companies	103	-	-	103
Insurance Contracts	1	-	1	-
Other	2	-	2	-
Total investments at fair value	$1,648	$268	$1,277	$103
Receivable for plan assets of the
Connecticut operations	34
Interest and Dividend Receivable	4
Due from Broker for Securities Sold	32
Receivable Associated with Insurance Contract	8
Due to Broker for Securities Purchased	(53)
Total Plan Assets, at Fair Value	$1,673

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2015 or 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2015 and 2014:

($ in millions)	2015
Interest in Limited Partnerships and Limited Liability Companies
Balance, beginning of year	$103
Realized gains	8
Unrealized losses	(11)
Sales and distributions	(8)
Balance, end of year	$92

($ in millions)	2014
	Interest in Limited Partnerships and Limited Liability Companies	Commingled Funds
Balance, beginning of year	$129	$33
Realized gains	12	5
Unrealized losses	(5)	(5)
Sales and distributions	(33)	(33)
Balance, end of year	$103	$-

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2015:

($ in millions)
	Fair Value	Redemption Frequency	Redemption Notice Period	Liquidation Period
Interest in Limited Partnerships and Limited
Liability Companies
MS IFHF SVP LP Cayman (a)	$1	Through liquidation of underlying investments	None	2 years
MS IFHF SVP LP Alpha (a)	1	Through liquidation of underlying investments	None	2 years
RII World Timberfund, LLC (b)	7	Through liquidation of underlying investments	None	10 years
100 Comm Drive, LLC (c)	8	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (c)	6	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway, LLC (c)	24	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (c)	25	Through liquidation of underlying investments	None	NA
1500 MacCorkle Ave SE, LLC (c)	13	Through liquidation of underlying investments	None	NA
400 S. Pike Road West, LLC (c)	1	Through liquidation of underlying investments	None	NA
601 N US 131, LLC (c)	1	Through liquidation of underlying investments	None	NA
9260 E. Stockton Blvd., LLC (c)	5	Through liquidation of underlying investments	None	NA
Total Interest in Limited Partnerships and Limited
Liability Companies	$92

(a)  The partnerships’ investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies.

(b)  The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America, New Zealand and Australia.

(c)  The entity invests in commercial real estate properties that are leased to Frontier.  The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the Plan’s Level 3 financial instruments for its interest in certain limited partnerships and limited liability companies, which all use the direct capitalization valuation technique to measure the fair value of those financial instruments as of December 31, 2015, and the significant unobservable inputs and ranges of values for those inputs:

Instrument	Property	Fair Value	Capitalization Rate

	100 Comm Drive, LLC	$8	7.75%

	100 CTE Drive, LLC	$6	9.00%

	6430 Oakbrook Parkway, LLC	$24	8.00%

Interest in
Limited Partnerships	8001 West Jefferson, LLC	$25	8.50%
and Limited
Liability Companies
	1500 MacCorkle Ave SE, LLC	$13	8.25%

	400 S. Pike Road West, LLC	$1	8.75%

	601 N US 131, LLC	$1	9.50%

	9260 E. Stockton Blvd., LLC	$5	7.75%

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2015 and 2014.  For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

($ in millions)	2015		2014

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$15,508	$14,767	$9,393	$10,034

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(18)  Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in high-cost unserved or underserved areas. This provides $280 million in annual support from 2015 through 2020 to deliver 10Mbps downstream/1Mbps upstream broadband service to approximately 654,000 households across the 28 states where we operate.  To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received. In addition, Verizon has conditionally accepted $49 million in annual support in California and Texas under the CAF Phase II program to enable broadband connections for approximately 115,000 households.  Upon closing of the Verizon Transaction, Frontier will assume the obligations associated with the receipt of the CAF Phase II support in California and Texas and will also receive all of those funds.

On October 16, 2015, the FCC announced that the Wireline Competition Bureau is conducting an inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable.  The focus of the inquiry is term and volume discounts under pricing plans for business data TDM services, specifically DS1s and DS3s, and exclude pricing for IP-based services.  At the conclusion of this inquiry, FCC staff will make recommendations to the FCC Commissioners regarding the reasonableness of certain terms and conditions.  The Commissioners will then determine whether the tariffs under review may need to be revised prospectively.  The final pleadings for parties in the proceeding were due February 22, 2016.   When and how the FCC will address the issues subject to this inquiry is unknown, but we do not anticipate that any proposed revisions to the specific tariffs under review would have a material impact on our results or operations.

In connection with the Verizon Transaction, we will incur additional operating expenses and capital expenditures in 2016 related to integration activities.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2015 are as follows:

($ in millions)	Operating Leases

Year ending December 31:
2016	$64
2017	10
2018	8
2019	10
2020	15
Thereafter	70
Total minimum lease payments	$177

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 was $119 million, $100 million and $84 million, respectively.

We are party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2015, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2016	$26
2017	27
2018	16
2019	3
2020	3
Thereafter	-
Total	$75

At December 31, 2015, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$49
All other	1
Total	$50

CNA serves as our agent with respect to general liability claims (auto, workers compensation and other insured perils of Frontier). As our agent, they administer all claims and make payments for claims on our behalf. We reimburse CNA for such services upon presentation of their invoice. To serve as our agent and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.

None of the above letters of credit restrict our cash balances.