Form 10-Q
period 2016-03-31
FRONTIER COMMUNICATIONS CORP
filed 2016-05-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of May 2,  2016 was 1,173,076,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$500	$936
Accounts receivable, less allowances of $53 and $57, respectively	544	571
Restricted cash	8,352	8,444
Prepaid expenses	129	100
Income taxes and other current assets	51	80
Total current assets	9,576	10,131

Property, plant and equipment, net	8,495	8,493
Goodwill	7,166	7,166
Other intangibles, net	1,067	1,143
Other assets	150	151
Total assets	$26,454	$27,084

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$370	$384
Accounts payable	474	467
Advanced billings	158	160
Accrued other taxes	87	87
Accrued interest	233	403
Pension and other postretirement benefits	29	33
Other current liabilities	383	359
Total current liabilities	1,734	1,893

Deferred income taxes	2,551	2,666
Pension and other postretirement benefits	1,178	1,163
Other liabilities	241	240
Long-term debt	15,496	15,508

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding
at March 31, 2016 and December 31, 2015)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,192,986 issued and 1,172,658 and 1,168,200 outstanding,
at March 31, 2016 and December 31, 2015, respectively)	298	298
Additional paid-in capital	5,801	6,034
Retained deficit	(273)	(87)
Accumulated other comprehensive loss, net of tax	(347)	(353)
Treasury stock	(225)	(278)
Total equity	5,254	5,614
Total liabilities and equity	$26,454	$27,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	2016	2015

Revenue	$1,355	$1,371

Operating expenses:
Network access expenses	160	155
Network related expenses	326	325
Selling, general and administrative expenses	357	330
Depreciation and amortization	316	341
Acquisition and integration costs	138	57
Total operating expenses	1,297	1,208

Operating income	58	163

Investment and other income, net	11	1
Interest expense	373	245

Loss before income taxes	(304)	(81)
Income tax benefit	(118)	(30)

Net loss	(186)	(51)
Less: Dividends on preferred stock	54	-
Net loss attributable to
Frontier common shareholders	$(240)	$(51)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.21)	$(0.05)

Total weighted average shares
outstanding - basic and diluted	1,164,041	994,716

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

($ in millions)

(Unaudited)

	2016	2015

Net loss	$(186)	$(51)
Other comprehensive income, net of tax (see Note 12)	6	3

Comprehensive loss	$(180)	$(48)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

($ in millions and shares in thousands)

(Unaudited)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance January 1, 2016	19,250	$-	1,192,986	$298	$6,034	$(87)	$(353)	(24,786)	$(278)	$5,614
Stock plans	-	-	-	-	(56)	-	-	4,458	53	(3)
Dividends on common stock	-	-	-	-	(123)	-	-	-	-	(123)
Dividends on preferred stock	-	-	-	-	(54)	-	-	-	-	(54)
Net loss	-	-	-	-	-	(186)	-	-	-	(186)
Other comprehensive income, net
of tax	-	-	-	-	-	-	6	-	-	6
Balance March 31, 2016	19,250	$-	1,192,986	$298	$5,801	$(273)	$(347)	(20,328)	$(225)	$5,254

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

($ in millions)

(Unaudited)

	2016	2015

Cash flows provided from (used by) operating activities:
Net loss	$(186)	$(51)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	316	341
Pension/OPEB costs	16	2
Stock based compensation expense	8	7
Amortization of deferred financing costs	21	61
Other non-cash adjustments	-	(11)
Deferred income taxes	(119)	(33)
Change in accounts receivable	26	87
Change in accounts payable and other liabilities	(144)	(138)
Change in prepaid expenses, income taxes and other current assets	-	(16)
Net cash provided from (used by) operating activities	(62)	249

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(207)	(170)
Capital expenditures - Integration activities	(52)	(10)
Network expansion funded by Connect America Fund - Phase I	-	(9)
Cash transferred from escrow	92	-
Net cash used by investing activities	(167)	(189)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	-	3
Financing costs paid	(6)	-
Long-term debt payments	(24)	(129)
Dividends paid on common stock	(123)	(105)
Dividends paid on preferred stock	(54)	-
Other	-	(2)
Net cash used by financing activities	(207)	(233)

Decrease in cash and cash equivalents	(436)	(173)
Cash and cash equivalents at January 1,	936	682

Cash and cash equivalents at March 31,	$500	$509

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$524	$189
Income taxes (refunds), net	$(32)	$17

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2016, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas. We have utilized the aggregation criteria to combine our six regional operating segments because all of these regional operations share similar characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular region.

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations.  We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $39 million and $37 million for the three months ended March 31, 2016 and 2015, respectively.

In 2015 we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high cost support that we had been receiving pursuant to a 2011 FCC order.  CAF Phase II funding is a program intended to subsidize the high cost of establishing and delivering communications services to

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

certain unserved or underserved areas.  We are recognizing these subsidies into revenue consistent with how the costs related to these subsidies are being and are expected to be incurred, which is on a straight line basis.  We may reserve against our subsidy revenue which would be based on our ability to meet the buildout requirements of CAF Phase II. CAF Phase II is a multi-year program which requires us to deploy broadband to a specified number of households in each of the states where funding was accepted. Failure to meet our deployment obligations at the end of the program in 2020 will result in a return of a portion of the funding received. We regularly evaluate our ability to meet our broadband deployment obligations and adjust revenue accordingly.

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

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended
	March 31,

($ in millions)	2016	2015

Voice services	$467	$525
Data and Internet services	587	575
Other	135	133
Customer revenue	1,189	1,233
Switched access and subsidy	166	138
Total revenue	$1,355	$1,371

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

Employee Benefit Plans

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965)”: There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715),” which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. The adoption of ASU 2015-12 will impact certain of the disclosures related to our pension plan assets, but otherwise is not expected to have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018,  including interim periods within those fiscal years. Early application is permitted.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Frontier is currently evaluating the impact of adopting the new standard, but has not yet determined the impact of adoption on its consolidated financial statements.

Compensation – Stock Compensation

In April 2016 the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to amend ASC Topic 718, “Compensation – Stock Compensation.” The proposal is part of the FASB’s ongoing simplification initiative, which is designed to reduce cost and complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. The proposed simplifications address a variety of areas for public entities, including the following: 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) classifications of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, and 6) classification of awards with repurchase features. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

(3)   Acquisitions:

The Verizon Transaction

On April 1, 2016, Frontier acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt (the Verizon Transaction), with adjustments for working capital, pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.  Upon completion of the Verizon Transaction, Frontier operates these former Verizon properties, which included approximately 3.3 million voice connections, 2.1 million broadband connections, and 1.2 million FiOS® video connections as of December 31, 2015.

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives. Frontier incurred $138 million of operating expenses, consisting of $1 million of acquisition costs and $137 million of integration costs, related to the Verizon Transaction during the three months ended March 31, 2016.  We also invested $52 million in capital expenditures related to the Verizon Transaction during the three months ended March 31, 2016. Frontier incurred $36 million of operating expenses, consisting of $33 million and $3 million of acquisition and integration costs, respectively, related to the Verizon Transaction during the three months ended March 31, 2015.  In connection with the Verizon Transaction, we will incur additional operating expenses and capital expenditures in 2016 related to integration activities.

During 2015, we completed our financing activities associated with the Verizon Transaction, which included: 1) a private debt offering of $6,600 million of unsecured senior notes in September 2015, 2) the 2015 Credit Agreement (as defined below) for a senior secured delayed-draw term loan facility in August 2015, and 3) a registered offering of $2,750 million of preferred and common stock in June 2015.  Net proceeds from these debt and equity offerings in the amount of $8,352 million are included in “Restricted cash” in the consolidated balance sheet as of March 31, 2016, and together with the proceeds received from the delayed draw term loan facility and cash on hand were sufficient to finance the Verizon Transaction and pay related fees and expenses. Restricted cash also included $8 million of interest income earned on those proceeds during the three months ended March 31, 2016.

The Connecticut Acquisition

On October 24, 2014, Frontier acquired the wireline properties of AT&T Inc. in Connecticut (the Connecticut Acquisition) for a purchase price of $2,018 million in cash, pursuant to the stock purchase agreement dated December 16, 2013, as amended.

In connection with the Connecticut Acquisition, Frontier incurred $21 million of operating expenses, consisting of $1 million and $20 million of acquisition and integration costs, respectively, and invested $10 million in capital expenditures during the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2016	December 31, 2015

Retail and Wholesale	$535	$569
Other	62	59
Less: Allowance for doubtful accounts	(53)	(57)
Accounts receivable, net	$544	$571

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was $13 million for each of the three months ended March 31, 2016 and 2015.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2016	December 31, 2015

Property, plant and equipment	$18,035	$17,801
Less: Accumulated depreciation	(9,540)	(9,308)
Property, plant and equipment, net	$8,495	$8,493

Depreciation expense is principally based on the composite group method. Depreciation expense was $240 million and $249 million for the three months ended March 31, 2016 and 2015, respectively.  We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2015,  as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant  impact to depreciation expense.

(6)   Other Intangibles:

The components of other intangibles are as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$2,998	$(2,053)	$945	$2,998	$(1,977)	$1,021
Trade name	122	-	122	122	-	122
Total other intangibles	$3,120	$(2,053)	$1,067	$3,120	$(1,977)	$1,143

Amortization expense was $76 million and $92 million,  for the three months ended March 31, 2016 and 2015, respectively. Amortization expense represents the amortization of our customer lists acquired as a result of the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 9 to 12 years on an accelerated method.

(7)   Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2016 and December 31, 2015.  For the other financial instruments including cash, accounts receivable, restricted cash, long-term

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2016		December 31, 2015

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$15,496	$15,178	$15,508	$14,767

(8)   Long-Term Debt:

The activity in our long-term debt from January 1, 2016 through March 31, 2016 is summarized as follows:

		Three months ended
		March 31, 2016			Interest
					Rate at
	January 1,	Payments	New	March 31,	March 31,
($ in millions)	2016	and Retirements	Borrowings	2016	2016 *

Senior Unsecured Debt	$16,055	$(23)	$-	$16,032	9.04%
Secured Debt	23	(1)	-	22	3.94%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$16,086	$(24)	$-	$16,062	9.04%

Less: Debt Issuance Costs	(196)			(198)
Less: Debt Premium	2			2
Less: Current Portion	(384)			(370)
	$15,508			$15,496

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at March 31, 2016 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additional information regarding our senior unsecured debt and subsidiary debentures is as follows:

	March 31, 2016		December 31, 2015

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
10/14/2016 *	$330	3.815% (Variable)	344	2.805% (Variable)
4/15/2017	607	8.250%	607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
10/24/2019 **	306	3.815% (Variable)	315	3.805% (Variable)
4/15/2020	1,022	8.500%	1,022	8.500%
9/15/2020	1,000	8.875%	1,000	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,000	10.500%	2,000	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,782		15,805
Subsidiary Debentures Due:
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
Total	$16,032	8.77% ***	$16,055	8.74% ***

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020;  $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. In April 2016, we launched an exchange offer of registered senior notes for the privately placed senior notes. Frontier used the proceeds from the offering to finance a portion of the cash consideration paid in connection with the Verizon Transaction and to pay related fees and expenses. The net proceeds of the debt offering (after deducting underwriting fees) of $6,485 million are included in “Restricted cash” in the consolidated balance sheet as of March 31, 2016.

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement). Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, commencing June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $58 million during the three months ended March 31, 2016 and 2015, respectively. The accrued liabilities related to the Verizon Bridge Facility of $184 million were paid after the closing of the Verizon Transaction and are included in “Other current liabilities” in the consolidated balance sheet as of March 31, 2016.  The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

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

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of March 31, 2016, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility became secured debt. These borrowings are now secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

As of March 31, 2016, we were in compliance with all of our debt and credit facility covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our scheduled principal payments are as follows as of March 31, 2016:

Principal
($ in millions)	Payments

2016 (remaining nine months)	$360
2017	$646
2018	$620
2019	$645
2020	$2,022
2021	$1,276
Thereafter	$10,493

(9)  Income Taxes:

The following is a reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2016	2015

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	3.8	2.5
All other, net	(0.1)	(0.4)
Effective tax rate	38.7%	37.1%

Amounts pertaining to income tax related accounts of $21 million and $50 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10)  Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended
($ in millions and shares in thousands, except per share amounts)	March 31,

	2016	2015
Net loss used for basic and diluted earnings
per share:
Net loss attributable to Frontier common shareholders	$(240)	$(51)
Less: Dividends paid on unvested restricted stock awards	(1)	(1)
Total basic and diluted net loss
attributable to Frontier common shareholders	$(241)	$(52)

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,170,422	1,002,173
Less: Weighted average unvested restricted stock awards	(6,381)	(7,457)
Total weighted average shares outstanding - basic	1,164,041	994,716

Basic net loss per share
attributable to Frontier common shareholders	$(0.21)	$(0.05)

Diluted earnings per share:
Total weighted average shares outstanding - basic	1,164,041	994,716
Effect of dilutive shares	-	-
Total weighted average shares outstanding - diluted	1,164,041	994,716

Diluted net loss per share
attributable to Frontier common shareholders	$(0.21)	$(0.05)

In calculating diluted net loss per share for the three months ended March 31, 2016 and 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three months ended March 31, 2016 and 2015, options to purchase 50,000 and 83,000 shares,  respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At March 31, 2016 and 2015, we had 1,537,000 and 1,166,000 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $2 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of March 31, 2016,  as their impact was antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)  Stock Plans:

At March 31, 2016, we had  six  stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At March 31, 2016, there were 22,541,000 shares authorized for grant and 8,002,500 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

Performance Shares

On February 11, 2016, the Compensation Committee of our Board of Directors granted approximately 1,669,000 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2016, which applies to the first year in the 2016-2018 measurement period, the second year of the 2015-2017 measurement period and the third year of the 2014-2016 measurement period.

The following summary presents information regarding LTIP target performance shares as of March 31, 2016 and changes during the three months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2016	2,525
LTIP target performance shares granted	1,669
LTIP target performance shares earned	(887)
LTIP target performance shares forfeited	-
Balance at March 31, 2016	3,307

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the three months ended March 31, 2016 and 2015,  we recognized an expense of $1 million and $2 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2016 and changes during the three months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2016	7,048	$5.93	$33
Restricted stock granted	4,617	$4.17	$26
Restricted stock vested	(3,628)	$5.27	$20
Restricted stock forfeited	(7)	$6.29
Balance at March 31, 2016	8,030	$5.21	$45

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2016 was $38 million and the weighted average period over which this cost is expected to be recognized is approximately 2 years.

Shares granted during the first three months of 2015 totaled 2,763,000. The total fair value of shares of restricted stock granted and vested at March 31, 2015 was approximately $19 million and $22 million, respectively. The total fair value of unvested restricted stock at March 31, 2015 was $51 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2015 was $7.98 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $5 million and $4 million for the three months ended March 31, 2016 and 2015, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at March 31, 2016 and 2015, and changes for the three months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2016	$(584)	$20	$211	$(353)
Other comprehensive income (loss) before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	11	(2)	(3)	6
Net current-period other comprehensive income (loss)	11	(2)	(3)	6
Balance at March 31, 2016	$(573)	$18	$208	$(347)

	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2015	$(532)	$(119)	$247	$(404)
Other comprehensive income (loss) before reclassifications	-	-	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	7	2	(4)	5
Net current-period other comprehensive income (loss)	7	2	(6)	3
Balance at March 31, 2015	$(525)	$(117)	$241	$(401)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended March 31,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2016	2015	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(11)	$(7)	Income (loss) before income taxes
Tax impact	4	3	Income tax (expense) benefit
	$(7)	$(4)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$2	$1
Actuarial gains (losses)	-	(3)
	2	(2)	Income (loss) before income taxes
Tax impact	(1)	1	Income tax (expense) benefit
	$1	$(1)	Net income (loss)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

	2016	2015
($ in millions)
Components of net periodic pension benefit cost
Service cost	$13	$13
Interest cost on projected benefit obligation	23	22
Expected return on plan assets	(28)	(32)
Amortization of unrecognized loss	11	7
Net periodic pension benefit cost	$19	$10

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,

	2016	2015
($ in millions)
Components of net periodic postretirement benefit cost
Service cost	$3	$5
Interest cost on projected benefit obligation	7	7
Amortization of prior service cost/(credit)	(2)	(1)
Amortization of unrecognized loss	-	3
Net periodic postretirement benefit cost	$8	$14

During the first three months of 2016 and 2015, we capitalized $6 million and $5 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. We made total cash contributions to our pension plan during the three months ended March 31, 2016 of $4 million.  We expect to make contributions to our pension plan of approximately $15 million to $25 million for the full year of 2016, including the impact of the Verizon Transaction.

Our pension plan assets increased from $1,572 million at December 31, 2015 to  $1,604 million at March 31, 2016, an increase of $32 million, or 2%. This increase is a result of positive investment returns net of investment management and administrative fees of $56 million and cash contributions of $4 million, offset by benefit payments of $27 million during the first three months of 2016.

(14)  Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This provides $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Transaction, from 2015 through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across the 29 states where we  operate  after closing the Verizon Transaction. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 28, 2016, the FCC completed its inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable. The FCC held that certain of the tariff terms for business data TDM services, specifically DS1s and DS3s, were unreasonable.  Specifically, the FCC struck down “excessive” early termination fees and “all-or-nothing” provisions.  The FCC’s decision has no retroactive effect.  The tariffs under review must be revised prospectively; however, the FCC did not address how its ruling will affect customers currently purchasing services from these tariffs.  The FCC deferred this issue to a Notice of Proposed Rulemaking and in that Notice sought comment on proposed changes to the way the FCC regulates traditional special access services and on a proposal to adopt pricing rules for Ethernet services in markets that are found to be “noncompetitive.”

During the first quarter of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of March 31, 2016.

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

(15)  Subsequent Events:

On April 1, 2016, Frontier completed its acquisition of Verizon’s wireline properties in California, Florida, and Texas. See Note 3 for further discussion.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•

risks related to the acquisition of properties from Verizon, including our ability to successfully integrate operations, our ability to realize anticipated cost savings, the sufficiency of the assets acquired from Verizon, our ability to migrate Verizon’s operations from Verizon owned and operated systems and processes to our owned and operated systems and processes successfully, our ability to enter into or obtain, or delays in entering into or obtaining, agreements and consents necessary to operate the acquired business as planned, on terms acceptable to us, and increased expenses incurred due to activities related to the transaction;

•	our ability to meet our debt and debt service obligations;

•	competition from cable, wireless and wireline carriers and satellite companies and the risk that we will not respond on a timely or profitable basis;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview

Verizon Transaction: On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Florida, and Texas.    See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Verizon Transaction.

Video Strategy: A key strategic initiative for Frontier is the introduction of video service in a number of our existing markets, with a cost-effective, success-based capital outlay, by leveraging our fiber to the node architecture.  This represents a potential incremental revenue opportunity for Frontier that takes advantage of our increasing scale and the substantial investments that we have already made in our broadband network.

We believe that providing video service will attract new customers and increase retention of existing customers.  We anticipate capital spending of approximately $150 million over the course of three to four years in order to implement the infrastructure to provide video capability to approximately 3 million households across more than 40 markets. Once completed,  we estimate that video service would be available to nearly 50% of the 14.6 million households in Frontier’s new footprint,  including the California, Texas and Florida properties.

Broadband Net Additions: A key element of our strategy is to enable and strengthen the broadband capabilities of our network. As of March 31, 2016, we had the capability to offer broadband to approximately 8.0 million households, or 93% of the 8.6 million households in our markets. During the three months ended March 31, 2016, we added approximately 24,600 net broadband subscribers.  The increase in broadband subscribers contributed to our improved data services revenue performance. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. We expect to continue to increase broadband subscribers during the remainder of 2016. At March 31, 2016,  30% of our residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, up from 29% at December 31, 2015.

Customer trends and revenue performance: We provide service and product options in our residential and business offerings to the customer base in each of our markets which results in a better customer experience that allows us to maximize retention of existing customers and attract new customers. At March 31, 2016,  62% of our residential broadband customers were subscribed to at least one other service offering. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per minute of use as a result of competition and the availability of substitutes, a trend which we expect will continue.

Residential customer revenues for the three months ended March 31, 2016 decreased $34 million, or 6%, from the first quarter of 2015. Our residential customer monthly churn was 1.83%  for the three months ended March 31, 2016, compared to 1.78%  for the three months ended March 31, 2015. We had approximately 3,088,300 and 3,193,000 total residential customers as of March 31, 2016 and 2015, respectively. Through March 31, 2016, we had a net reduction of 36,000 residential customers from the beginning of the year. These residential customer reductions were principally voice customers. The monthly average revenue per customer (ARPC) for our residential customers was $62.64 for the three months ended March 31, 2016 compared to $64.13 for the three months ended March 31, 2015. The overall decrease in residential ARPC is a result of lower voice services revenue, both standalone and within product bundles, partially offset by improvements in data services revenue. We expect continuing increases in data services revenue, primarily driven by an increased number of broadband subscribers, and continuing declines in voice services revenue.

Total business revenue declined $10 million, or 2%,  as compared with the three months ended March 31, 2015,  principally as a result of decreases in our voice services revenue and wireless backhaul revenue.  We had approximately 284,400 and 301,100 total business customers as of March 31, 2016 and 2015, respectively. We incurred a reduction of approximately 1.7% and 1.2% of our business customers, net, during the three months ended March 31, 2016 and 2015, respectively.  ARPC for our business customers increased $25.95, or 3.8% during the three months ended March 31, 2016 as compared with the three months ended March 31, 2015.  The overall increase in business ARPC is primarily due to declining customer counts for our small business customers. We expect the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2016, mitigated, in part, by increases in data services revenues. We have seen modest increases in our revenues from small/medium/enterprise (SME) customers throughout 2016, and our Ethernet product revenues from our SME and carrier customers has grown by 7% in the first three months of 2016, partially offsetting the decline in wireless backhaul revenue.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Total switched access and subsidy revenue of $166 million represented 12% of our revenues for the three months ended March  31, 2016. Switched access revenue was $39 million for the three months ended March 31, 2016,  or 3% of our revenues, as compared to $46 million, or 3% of our revenues, for the three months ended March 31, 2015.  The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017. Terminating traffic charges represented less than half of switched access revenue in the first quarter of 2016.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout the remainder of 2016. We expect declining revenue trends in switched access revenue to continue during the remainder of 2016.  Subsidy revenue, including CAF Phase II subsidies, was $126 million, or 9% of our revenues, for the three months ended March 31, 2016, as compared to $92 million, or 7%, of our revenues, for the three months ended March 31, 2015.

Employees:  As of March 31, 2016, we had approximately 20,400 employees, as compared to approximately 19,200 employees as of December 31, 2015.  Approximately 11,100 and 10,700 of our total employees were represented by unions as of March 31, 2016 and December 31, 2015, respectively.  The number of employees covered by collective bargaining agreements that expired in 2015 and prior, that have been extended while the parties continue negotiations, and are still effective for 2016, was approximately 1,000 as of March 31, 2016 and December 31, 2015.  The number of employees covered by collective bargaining agreements that expire in 2016 was approximately 2,300 as of March 31, 2016 and December 31, 2015.  We consider our relations with our employees to be good.

In the section “Revenue and Customer Related Metrics” below is a table that presents customer counts, ARPC and customer churn.  It also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy revenue).

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Results of Operations

REVENUE AND CUSTOMER RELATED METRICS

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Voice services	$467	$525	$(58)	(11)%
Data and Internet services	587	575	12	2%
Other	135	133	2	2%
Customer revenue	1,189	1,233	(44)	(4)%
Switched access and
subsidy	166	138	28	20%
Total revenue	$1,355	$1,371	$(16)	(1)%

	For the three months ended March 31,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)

Residential	$583	$617	$(34)	(6)%
Business	606	616	(10)	(2)%
Customer revenue	1,189	1,233	(44)	(4)%
Switched access and
subsidy	166	138	28	20%
Total revenue	$1,355	$1,371	$(16)	(1)%

	As of or for the three months ended
	March 31, 2016	December 31, 2015	% Increase (Decrease)	March 31, 2015		% Increase (Decrease)

Customers (in thousands)	3,372	3,413	(1)%	3,494	(1)	(3)%

Residential customer metrics:
Customers (in thousands)	3,088	3,124	(1)%	3,193	(1)	(3)%
Average monthly residential
revenue per customer	$62.64	$63.14	(1)%	$64.13		(2)%
Customer monthly churn	1.83%	1.76%	4%	1.78%		3%

Business customer metrics:
Customers (in thousands)	284	289	(2)%	301	(1)	(6)%
Average monthly business
revenue per customer	$704.10	$700.03	1%	$678.15		4%

Broadband subscribers (in thousands)	2,487	2,462	1%	2,377	(2)	5%
Video subscribers (in thousands)	543	554	(2)%	574	(2)	(5)%
Switched access minutes of use (in millions)	3,540	3,761	(6)%	3,948		(10)%

(1)	468,200 residential customers, 48,800 business customers and 517,000 total customers were acquired at the time of the October 2014 Connecticut Acquisition.
(2)	384,800 broadband subscribers and 191,600 video subscribers were acquired at the time of the October 2014 Connecticut Acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

We categorize our products, services, and other revenues among the following four categories:

Voice Services

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

Voice services revenue for the three months ended March 31, 2016 decreased $58 million, or 11%,  primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual feature packages, partially offset by increased local voice charges to residential and business end users.

Data and Internet Services

Data and internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”). We also offer a host of data services to our residential customers marketed under our Frontier Secure® brand, including computer security, cloud back-up and sharing, identity protection and technical support. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for the three months ended March 31, 2016 increased $12 million, or 2%.  Data services revenue for the three months ended March 31, 2016 increased $21 million, or 7%, to $344 million. The increase is primarily due to a  5% increase in the total number of broadband subscribers since March 31, 2015, and higher Frontier Secure® revenues.  Nonswitched access revenues for the three months ended March 31, 2016 decreased $9 million, or 4%, to $243 million. The decrease is primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 4% of our total revenues) will continue to be subject to decline in 2016, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Other

Other customer revenue includes residential video services, our provision for bad debts, sales of customer premise equipment to our business customers and directory services.

Other revenue for the three months ended March 31, 2016 increased $2 million, or 2%, primarily due to increased customer premise equipment revenues, partially offset by lower directory services and video revenue.

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

Switched access and subsidy revenue for the three months ended March 31, 2016 increased $28 million, or 20%.  Subsidy revenues increased $34 million for the first quarter of 2016. The increase in subsidy revenue was primarily attributable to the additional CAF Phase II funding. Switched access revenue decreased $6 million for the first quarter of 2016,  primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Network access expenses	$160	$155	$5	3%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three months ended March 31, 2016 increased $5 million, or 3%, primarily due to an increase in network access expenses related to higher customer premise equipment sales, costs for providing new circuits to our markets and joint pole costs, partially offset by lower long distance and video costs as a result of decreased minutes of use and video subscribers.

NETWORK RELATED EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Network related expenses	$326	$325	$1	0%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three months ended March 31, 2016 increased $1 million due to slightly higher costs for warehousing, supplies and other fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)
Selling, general and
administrative expenses	$357	$330	$27	8%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three months ended March 31, 2016 increased $27 million, or 8%,  due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB costs

Frontier allocates pension and OPEB costs to network related expenses and SG&A expenses. Total pension and OPEB costs for the three months ended March 31, 2016 and 2015  were approximately $21 million and $19 million, respectively. Pension and OPEB costs include pension and OPEB expense of $27 million and $24 million, less amounts capitalized into the cost of capital expenditures of $6  million and $5 million, for the three months ended March 31, 2016 and 2015.

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)
Depreciation expense	$240	$249	$(9)	(4)%
Amortization expense	76	92	(16)	(17)%
	$316	$341	$(25)	(7)%

Depreciation and amortization expense for the three months ended March 31, 2016 decreased $25 million, or 7%, primarily due to the accelerated method of amortization related to the customer lists that were acquired in our 2010 transaction with Verizon and in the Connecticut Acquisition, combined with changes in the remaining useful lives of certain plant assets and a lower net asset base.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)
Acquisition and integration costs	$138	$57	$81	142%

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

During the first quarter of 2015, we began to incur acquisition and integration costs in connection with the Verizon Transaction. During the three months ended March 31, 2016, we incurred $1 million of acquisition costs and $137 million of integration costs related to the Verizon Transaction. We also invested $52 million in capital expenditures related to the Verizon Transaction during the three months ended March 31, 2016. During the three months ended March 31, 2015, we incurred $33 million of acquisition costs and $3 million of integration costs related to the Verizon Transaction.

During the three months ended March 31, 2015, we incurred $1 million of acquisition costs and $20 million of integration costs related to the Connecticut Acquisition. We also invested $10 million in capital expenditures related to the Connecticut Acquisition during the three months ended March 31, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Investment and other income, net	$11	$1	$10	NM %
Interest expense	$373	$245	$128	52%
Income tax benefit	$(118)	$(30)	$(88)	293%

NM - Not meaningful

Investment and other income, net

Investment and other income, net for the three months ended March 31, 2016 included interest income of $11 million, primarily due to interest earned on restricted cash.

Interest expense

Interest expense for the three months ended March 31, 2016 increased $128 million, or 52%, as compared with the three months ended March 31, 2015. We incurred additional interest of $178 million in 2016 on the $6,600 million debt financing related to the Verizon Transaction. We incurred commitment fees of $10 million and $58 million on the bridge loan facility related to the Verizon Transaction during the first three months of 2016 and 2015, respectively. Our composite average borrowing rate as of March 31, 2016 and 2015 was 9.04% and 7.66%, respectively.

Income tax benefit

Income tax benefit for the three months ended March 31, 2016, increased $88 million as compared to the three months ended March 31, 2015. The effective tax rate on our pretax loss for the three months ended March 31, 2016 was 38.7% as compared with 37.1% for the three months ended March 31, 2015. The increase in income tax benefit was primarily due to the increase in pretax loss.

Net loss

Net loss for the first quarter of 2016 was a net loss of  $240 million, or $0.21 per share, as compared to  a net loss of  $51 million, or $0.05 per share, in the first quarter of 2015.

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of March 31 2016, we had unrestricted cash and cash equivalents aggregating to  $500 million. The restricted cash of $8,352 million represented funds escrowed from the September 2015 debt offering and the June 2015 equity offerings. Our primary source of funds continued to be cash generated from operations, along with the unrestricted cash.  For the three months ended March 31, 2016, we used cash flow from operations and cash on hand to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

At March 31, 2016, we had a working capital surplus of $7,843 million. Excluding the restricted cash and the accrued liabilities related to the Verizon Transaction, we had a working capital deficit of $292 million at March 31, 2016 as compared to a working capital surplus of $2 million at December 31, 2015. We used the restricted cash balance in connection with the closing of the Verizon Transaction on April 1, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased  $311 million, for the three months ended March 31, 2016, as compared with the prior year period. The decrease was primarily the result of higher pretax loss and changes in working capital.

We received  $32 million in refunds and paid $17 million in net cash taxes during the three months ended March 31, 2016 and 2015, respectively.

In connection with the Verizon Transaction,  Frontier recognized acquisition and integration costs of $138 million during the first three months of 2016 compared to $36 million during the first three months of 2015. Interest expense of $178 million was incurred during the first three months of 2016 related to the September 2015 debt offering and  $10 million related to the Verizon Bridge Facility (as defined below) compared to $58 million during the first three months of 2015 related to the Verizon Bridge Facility.

In connection with the Connecticut Acquisition,  Frontier recognized acquisition and integration costs of $21 million during the first three months of 2015.

Cash Flows used by Investing Activities

Capital Expenditures

For the three months ended March 31, 2016 and 2015, our capital expenditures were $259 million and $180 million, respectively, including $52 million and $10 million, respectively, of integration related capital expenditures, associated with the Verizon Transaction and the Connecticut Acquisition.  Since 2012, Frontier received a total of $133 million from the Connect America Fund (CAF) Phase I to support broadband deployment in unserved and underserved high cost areas. In addition to the capital expenditures mentioned above, network expansion funded by previously received CAF Phase I funds amounted to $9 million for the three months ended March 31, 2015.  Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.  We anticipate capital expenditures for business operations to increase in 2016 as a result of the Verizon Transaction and expenditures related to the CAF Phase II program to approximately $1,250 million to $1,400 million, as compared to $863 million in 2015.

Cash Flows used by and provided from Financing Activities

Debt Reduction

During the first three months of 2016 and 2015, we retired an aggregate principal amount of $24 million and $129 million, respectively, of debt consisting of $23 million and $128 million, respectively, of senior unsecured debt. Additionally, we retired $1 million of secured debt during the first three months in each of 2016 and 2015.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, and existing revolving credit facility will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of March 31, 2016, we had $360 million of debt maturing during the last nine months of 2016; $646 million and $620 million of debt will mature in 2017 and 2018, respectively.

Bridge Facilities

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $58 million during the three months ended March 31, 2016 and 2015, respectively. The Verizon Bridge Facility, which was undrawn, terminated in accordance with its terms, on September 25, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Term Loan Facilities

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, commencing June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the States of Illinois, Indiana, Michigan, Ohio, and Wisconsin.

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

Revolving Credit Facility

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of March 31, 2016,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility became secured debt. These borrowings are now secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

As of March 31, 2016, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $54 million were paid during the first three months of 2016.

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

Future Commitments

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Transaction, from 2015 through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across the 29 states where we operate after closing the Verizon Transaction.

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

Contractual Obligations

During the first quarter of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of March 31, 2016.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

Regulatory Developments

On February 26, 2015, the FCC issued an Order adopting rules to “Preserve a Free and Open Internet” (i.e., net neutrality). In the Order, the FCC asserted jurisdiction over broadband service, utilizing its jurisdictional authority under Title II and Section 706 of the Communications Act of 1996, and classified broadband service as a “telecommunications service.” The Order changed the FCC’s previous classification of wireline broadband Internet access service (whether provided over cable or telecommunications facilities), mobile wireless based broadband Internet access service and other forms of broadband Internet access services as “information services” not subject to mandatory common carrier regulation. In the Order, the FCC adopted specific obligations for fixed and mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers. These obligations are largely consistent with the practices Frontier already has in place today. The FCC also announced additional transparency requirements intended to provide consumers more information about a provider’s network management practices, performance, speed, price, and data caps. The FCC’s Consumer Advisory Committee also released a proposed “safe harbor” disclosure framework for the enhanced transparency requirements. On March 23, 2015, several parties appealed various aspects of the FCC’s Order to the U.S. Court of Appeals for the D.C. Circuit. The Court of Appeals heard oral argument on December 4, 2015. A decision from the Court of Appeals is not expected until sometime in 2016. Frontier continues to comply with the existing regulatory requirements, and it is unclear whether the pending appeal will have any impact on the regulatory structure.

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for carriers establishing and providing broadband service in high cost unserved or underserved areas. Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Transaction, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate after closing the Verizon Transaction. CAF Phase II support is a successor to and augments the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas.  When combined with the frozen high cost phasedown payment discussed below, CAF Phase II funding support increased by more than $159 million in 2015. In addition to the CAF Phase II annual support, Frontier will also receive frozen support phasedown payments through 2018. The FCC adopted phasedown payments to help compensate carriers in those limited circumstances in which CAF II funding results in a decrease in high cost support when compared to prior frozen high cost support payments. Frontier’s phasedown support was $35 million in 2015, and is expected to be approximately $27 million in 2016 (including $2 million for the acquired properties), $17 million in 2017 (including $1 million for the acquired properties), and $6 million in 2018.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2016,  96%  of our long-term debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2016.   Upon consummation of the Verizon Transaction, and in conjunction with the drawdown of $1,625 million from the 2015 Credit Agreement, as defined herein, 87% of our long-term debt now has fixed interest rates. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.   Our undrawn  $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2016, the fair value of our long-term debt was estimated to be approximately $15.2 billion, based on prevailing interest rates, our overall weighted average borrowing rate was 9.04% and our overall weighted average maturity was approximately eight years. As of March 31, 2016,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2015.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2016 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets increased from $1,572 million at December 31, 2015 to $1,604 million at March 31, 2016,  an increase of $32 million, or 2%. This increase was a result of positive investment returns net of investment management and administrative fees of $56 million and cash contributions of $4 million, offset by benefit payments of $27 million during the first three months of 2016.  We expect to make contributions to our pension plan of approximately $15 million to $25 million for the full year of 2016, including the impact of the Verizon Transaction.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2016,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at March 31, 2016.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.      Legal Proceedings

See Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2016 to January 31, 2016
Employee Transactions (1)	20,758	$ 4.72

February 1, 2016 to February 29, 2016
Employee Transactions (1)	1,311,874	$ 4.81

March 1, 2016 to March 31, 2016
Employee Transactions (1)	4,364	$ 5.60

Totals January 1, 2016 to March 31, 2016
Employee Transactions (1)	1,336,996	$ 4.81

(1) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits

(a)	Exhibits:

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 5, 2016