Form 10-Q
period 2016-06-30
FRONTIER COMMUNICATIONS CORP
filed 2016-08-08
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of July 29,  2016 was 1,173,071,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$683	$936
Accounts receivable, less allowances of $74 and $57, respectively	1,034	571
Restricted cash	-	8,444
Prepaid expenses	108	100
Income taxes and other current assets	56	80
Total current assets	1,881	10,131

Property, plant and equipment, net	16,161	8,493
Goodwill	9,198	7,166
Other intangibles, net	2,098	1,143
Other assets	118	151
Total assets	$29,456	$27,084

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$1,043	$384
Accounts payable	722	467
Advanced billings	323	160
Accrued other taxes	126	87
Accrued interest	434	403
Pension and other postretirement benefits	29	33
Other current liabilities	515	359
Total current liabilities	3,192	1,893

Deferred income taxes	2,501	2,666
Pension and other postretirement benefits	1,470	1,163
Other liabilities	308	240
Long-term debt	16,923	15,508

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,192,986 issued and 1,173,071 and 1,168,200 outstanding,
at June 30, 2016 and December 31, 2015, respectively)	298	298
Additional paid-in capital	5,621	6,034
Retained deficit	(300)	(87)
Accumulated other comprehensive loss, net of tax	(342)	(353)
Treasury stock	(215)	(278)
Total equity	5,062	5,614
Total liabilities and equity	$29,456	$27,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2016	2015	2016	2015

Revenue	$2,608	$1,368	$3,963	$2,739

Operating expenses:
Network access expenses	453	161	613	316
Network related expenses	546	313	872	638
Selling, general and administrative expenses	596	331	953	661
Depreciation and amortization	575	335	891	676
Acquisition and integration costs	127	35	265	92
Total operating expenses	2,297	1,175	3,594	2,383

Operating income	311	193	369	356

Investment and other income, net	-	1	11	2
Interest expense	386	260	759	505

Loss before income taxes	(75)	(66)	(379)	(147)
Income tax benefit	(48)	(38)	(166)	(68)

Net loss	(27)	(28)	(213)	(79)
Less: Dividends on preferred stock	53	-	107	-
Net loss attributable to
Frontier common shareholders	$(80)	$(28)	$(320)	$(79)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.07)	$(0.03)	$(0.28)	$(0.08)

Total weighted average shares outstanding - basic and diluted	1,164,262	1,037,407	1,164,083	1,018,976

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2016	2015	2016	2015

Net loss	$(27)	$(28)	$(213)	$(79)
Other comprehensive income, net of tax (see Note 12)	5	5	11	8

Comprehensive loss	$(22)	$(23)	$(202)	$(71)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

($ in millions and shares in thousands)

(Unaudited)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance January 1, 2016	19,250	$-	1,192,986	$298	$6,034	$(87)	$(353)	(24,786)	$(278)	$5,614
Stock plans	-	-	-	-	(60)	-	-	4,871	63	3
Dividends on common stock	-	-	-	-	(246)	-	-	-	-	(246)
Dividends on preferred stock	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(213)	-	-	-	(213)
Other comprehensive income, net
of tax	-	-	-	-	-	-	11	-	-	11
Balance June 30, 2016	19,250	$-	1,192,986	$298	$5,621	$(300)	$(342)	(19,915)	$(215)	$5,062

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

($ in millions)

(Unaudited)

	2016	2015

Cash flows provided from (used by) operating activities:
Net loss	$(213)	$(79)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	891	676
Pension/OPEB costs	35	-
Stock based compensation expense	15	12
Amortization of deferred financing costs	28	138
Other non-cash adjustments	2	(10)
Deferred income taxes	(171)	115
Change in accounts receivable	(141)	77
Change in accounts payable and other liabilities	170	(99)
Change in prepaid expenses, income taxes and other current assets	15	(214)
Net cash provided from operating activities	631	616

Cash flows provided from (used by) investing activities:
Cash paid for the Verizon Acquisition	(9,886)	-
Capital expenditures - Business operations	(557)	(348)
Capital expenditures - Integration activities	(88)	(38)
Network expansion funded by Connect America Fund - Phase I	-	(16)
Cash transferred from/(to) escrow	8,444	(1,840)
Cash paid for an acquisition, net of cash acquired	-	(16)
Other	6	1
Net cash used by investing activities	(2,081)	(2,257)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,625	3
Financing costs paid	(7)	-
Long-term debt payments	(69)	(250)
Proceeds from issuance of common stock, net	-	799
Proceeds from issuance of preferred stock, net	-	1,866
Dividends paid on common stock	(246)	(211)
Dividends paid on preferred stock	(107)	-
Other	1	(2)
Net cash provided from financing activities	1,197	2,205

Increase/(Decrease) in cash and cash equivalents	(253)	564
Cash and cash equivalents at January 1,	936	682

Cash and cash equivalents at June 30,	$683	$1,246

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$711	$358
Income taxes (refunds), net	$(32)	$20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2016, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

Effective April 1, 2016, Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the Verizon Acquisition, as described in Note 3 – Acquisitions. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the CTF Operations, as defined in Note 3 – Acquisitions, from the date of acquisition on April 1, 2016.

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to residential, business and wholesale customers and is typically the incumbent voice services provider in its service areas. We have utilized the aggregation criteria to combine our seven regional operating segments because all of these regional operations share similar characteristics, in that they provide the same products and services to similar customers using comparable technologies in all of the states in which we operate. The regulatory structure is generally similar. Differences in the regulatory regime of a particular state do not significantly impact the economic characteristics or operating results of a particular region.

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $62 million and $39 million, and $101 million and $76 million for the three and six months ended June 30, 2016 and 2015, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In 2015 we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high cost support that we had been receiving pursuant to a 2011 FCC order.  Upon completion of the Verizon Acquisition, Frontier assumed the CAF Phase II support and related obligations that Verizon had previously accepted with regard to California and Texas.  CAF Phase II funding is a program intended to subsidize the high cost of establishing and delivering communications services to certain unserved or underserved areas.  We are recognizing these subsidies into revenue on a straight line basis, which is consistent with how the costs related to these subsidies are being and are expected to be incurred. We may reserve against our subsidy revenue which would be based on our ability to meet the buildout requirements of CAF Phase II. CAF Phase II is a multi-year program which requires us to deploy broadband to a specified number of households in each of the states where funding was accepted. Failure to meet our deployment obligations at the end of the program in 2020 will result in a return of a portion of the funding received. We regularly evaluate our ability to meet our broadband deployment obligations and adjust revenue accordingly.

We categorize our products, services and other revenues among the following five categories:

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

•	Video services include revenues generated from services provided directly to residential customers through the FiOS® video and Vantage TV brands, and through DISH® satellite TV services;

•	Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts; and

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

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2016	2015	2016	2015

Voice services	$836	$515	$1,303	$1,040
Data and Internet services	1,048	584	1,635	1,159
Video	419	72	487	143
Other	78	65	145	127
Customer revenue	2,381	1,236	3,570	2,469
Switched access and subsidy	227	132	393	270
Total revenue	$2,608	$1,368	$3,963	$2,739

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP.  During the second quarter of 2016, Frontier reorganized into seven regional operating segments, which are aggregated into one reportable segment.  In conjunction with the reorganization of our operating segments effective with the second quarter of 2016, we reassigned goodwill to our regional operating segments (reporting units) using a relative fair value allocation approach.  We tested for the impairment of goodwill and there was no indication of impairment at June 30, 2016.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)   Recent Accounting Literature:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Frontier is currently evaluating the impact of adopting the new standard, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018,  including interim periods within those fiscal years. Early application is permitted.  Frontier is currently evaluating the impact of adopting the new standard, but has not yet determined the impact of adoption on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Compensation – Stock Compensation

In March 2016 the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to amend ASC Topic 718, “Compensation – Stock Compensation.” The ASU is part of the FASB’s ongoing simplification initiative, which is designed to reduce cost and complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. The proposed simplifications address a variety of areas for public entities, including the following: 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) classifications of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, and 6) classification of awards with repurchase features. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Frontier is currently evaluating the impact of adopting the new standard, but has not yet determined the impact of adoption on its consolidated financial statements.

(3)   Acquisitions:

The Verizon Acquisition

On April 1, 2016, Frontier acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt (the Verizon Acquisition), with adjustments for working capital, pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.  As a result of the Verizon Acquisition, Frontier now operates these former Verizon properties, which included approximately 2.6 million total customers, 2.2 million broadband subscribers, and 1.2 million FiOS video subscribers as of April 1, 2016 (the CTF Operations).

Our consolidated statement of operations for the three and six months ended June 30, 2016 includes $1,282 million of revenue and $264 million of operating income related to the results of the CTF Operations.

The allocation of the purchase price presented below, which is preliminary and subject to change, represents the effect of recording the estimates of the fair value of assets acquired and liabilities assumed as of the date of the Verizon Acquisition, based on the total transaction cash consideration of $9,886 million. These current estimates will be revised in future periods for information that is currently not available to us, primarily related to certain legal and tax accruals and contingencies; accounts receivable; property, plant and equipment; customer list and other intangibles; other working capital “true-up” adjustments; deferred income tax assets and liabilities; pension assets and liabilities, as well as other assumed postretirement benefit obligations, pending completion of actuarial studies and the related transfer of pension assets.  The revisions may affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in millions)

Current assets	$391
Property, plant & equipment	7,693
Goodwill	2,032
Other intangibles - customer list	1,160
Other assets	89
Other current liabilities	(552)
Long-term debt	(544)
Other liabilities	(383)
Total net assets acquired	$9,886

The Securities Purchase Agreement provides for a post-closing adjustment for both pension liabilities and pension assets. Frontier and Verizon have not finalized the results of these calculations. Such calculations will be completed in accordance with the terms of the Securities Purchase Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the CTF Operations as if the Verizon Acquisition had occurred as of January 1, 2015. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the Verizon Acquisition been completed as of January 1, 2015. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that may result from the Verizon Acquisition.

	(Unaudited)
	For the three months ended	For the six months ended June 30,
($ in millions, except per share amounts)	June 30, 2015	2016	2015

Revenue	$2,779	$5,322	$5,549

Operating income	$385	$743	$733

Net loss attributable to Frontier common shareholders	$(43)	$(96)	$(120)

Basic and diluted net loss attributable to
Frontier common shareholders per share	$(0.04)	$(0.08)	$(0.10)

During 2015, we completed our financing activities associated with the Verizon Acquisition, which included: 1) a private debt offering of $6,600 million of unsecured senior notes in September 2015, 2) the 2015 Credit Agreement (as defined below) for a senior secured delayed-draw term loan facility in August 2015 and 3) a registered offering of $2,750 million of preferred and common stock in June 2015.  Net proceeds from these debt and equity offerings together with the proceeds received from the delayed draw term loan facility and cash on hand were used to fund the Verizon Acquisition and pay related fees and expenses.

The Connecticut Acquisition

On October 24, 2014, Frontier acquired the wireline properties of AT&T Inc. in Connecticut (the Connecticut Acquisition) for a purchase price of $2,018 million in cash, pursuant to the stock purchase agreement dated December 16, 2013, as amended.

Acquisition and Integration Costs

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

Frontier incurred operating expenses related to the Verizon Acquisition and Connecticut Acquisition, as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Acquisition costs:
Verizon Acquisition	$21	$2	$23	$35
Connecticut Acquisition	-	-	-	1
	21	2	23	36
Integration costs:
Verizon Acquisition	106	28	242	31
Connecticut Acquisition	-	5	-	25
	106	33	242	56
Total acquisition and
integration costs	$127	$35	$265	$92

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We also invested $88 million and $19 million in capital expenditures related to the Verizon Acquisition during the six months ended June 30, 2016 and 2015, respectively.  In connection with the Connecticut Acquisition, Frontier invested $19 million in capital expenditures during the six months ended June 30, 2015. In connection with the Verizon Acquisition, we will incur additional operating expenses and capital expenditures in 2016 related to integration activities.

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2016	December 31, 2015

Retail and Wholesale	$1,020	$569
Other	88	59
Less: Allowance for doubtful accounts	(74)	(57)
Accounts receivable, net	$1,034	$571

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Bad debt expense	$34	$12	$48	$25

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2016	December 31, 2015

Property, plant and equipment	$26,140	$17,801
Less: Accumulated depreciation	(9,979)	(9,308)
Property, plant and equipment, net	$16,161	$8,493

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Depreciation expense	$446	$247	$686	$496

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2015, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense. In addition, the estimated useful lives for assets acquired in the Verizon Acquisition were adopted for such assets based on this same study effective April 1, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from December 31, 2015 to June 30, 2016 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2016	$7,166
Verizon Acquisition (Note 3)	2,032
Balance at June 30, 2016	$9,198

    The components of other intangibles are as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,158	$(2,182)	$1,976	$2,998	$(1,977)	$1,021
Trade name	122	-	122	122	-	122
Total other intangibles	$4,280	$(2,182)	$2,098	$3,120	$(1,977)	$1,143

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Amortization expense	$129	$88	$205	$180

Amortization expense represents the amortization of our customer lists acquired as a result of the Verizon Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 9 to 12 years on an accelerated method.

(7)  Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2016 and December 31, 2015. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2016		December 31, 2015

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,923	$16,970	$15,508	$14,767

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(8)   Long-Term Debt:

The activity in our long-term debt from January 1, 2016 through June 30, 2016 is summarized as follows:

		Six months ended
		June 30, 2016

($ in millions)	January 1, 2016	Payments and Retirements	New Borrowings	Debt Assumed	Reclassifications	June 30, 2016	Interest at June 30, 2016*

Senior and Subsidiary Unsecured Debt	$16,055	$(22)	$-	$500	$(637)	$15,896	9.15%
Senior Secured Debt	-	(45)	1,625	-	637	2,217	3.63%
Secured Subsidiary Debt	-	-	-	100	-	100	8.50%
Secured Debt	23	(2)	-	-	-	21	4.11%
Rural Utilities Service Loan Contracts	8	-	-	-	-	8	6.15%
Total Long-Term Debt	$16,086	$(69)	$1,625	$600	$-	$18,242	8.47%

Less: Debt Issuance Costs	(196)					(223)
Less: Debt Premium/(Discount)	2					(53)
Less: Current Portion	(384)					(1,043)
	$15,508					$16,923

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2016 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Additional information regarding our senior secured debt, senior unsecured debt and subsidiary debentures is as follows:

	June 30, 2016		December 31, 2015

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
4/15/2017	$607	8.250%	$607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
4/15/2020	1,022	8.500%	1,022	8.500%
9/15/2020	1,000	8.875%	1,000	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,000	10.500%	2,000	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,146		15,146
Senior Secured Debt Due:
10/14/2016 *	316	3.845% (Variable)	344	2.805% (Variable)
10/24/2019 **	296	3.845% (Variable)	315	3.805% (Variable)
3/31/2021***	1,605	2.970% (Variable)	-	-
	2,217		659

Subsidiary Debt Due:
05/15/2027	200	6.750%	-	-
02/01/2028	300	6.860%	-	-
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
11/15/2031	100	8.500%	-	-
	850		250

Total	$18,213	8.214% ****	$16,055	8.74% ****

*       Represents borrowings under the 2011 CoBank Credit Agreement, as defined below, that are secured as of April 1, 2016.

**     Represents borrowings under the 2014 CoBank Credit Agreement, as defined below, that are secured as of April 1, 2016.

***  Represents borrowings under the 2015 Credit Agreement, as defined below.

**** Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement). Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the Verizon Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, commencing June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

Upon completion of the Verizon Acquisition on April 1, 2016, we also assumed additional debt of $600 million, including $200 million aggregate principal amount of 6.75% Senior Notes due May 15, 2027,  $300 million aggregate principal amount of 6.86% Senior Notes due February 1, 2028 and $100 million aggregate principal amount of 8.50% Senior Notes due November 15, 2031.

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020;  $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier used the net proceeds from the offering (after deducting underwriting fees) to finance a portion of the cash consideration paid in connection with the Verizon Acquisition and to pay related fees and expenses. In April 2016, we completed an exchange offer of registered senior notes for the privately placed senior notes.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $132 million during the six months ended June 30, 2016 and 2015, respectively. The accrued liabilities related to the Verizon Bridge Facility of $184 million were paid after the closing of the Verizon Acquisition and are included in “Other current liabilities” in the consolidated balance sheet as of December 31, 2015.  The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

Frontier has two credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto.  The first facility is for a $350 million senior secured term loan facility (the 2014 CoBank Credit Agreement). This facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition.  The second facility is for a $575 million senior secured term loan (the 2011 CoBank Credit Agreement).  This facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of June 30, 2016, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility became secured debt. These borrowings are now secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

As of June 30, 2016, we were in compliance with all of our debt and credit facility covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our scheduled principal payments are as follows as of June 30, 2016:

Principal
($ in millions)	Payments

2016 (remaining six months)	$376
2017	$727
2018	$701
2019	$787
2020	$2,185
2021	$2,373
Thereafter	$11,093

(9)    Income Taxes:

The following is a reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2016	2015	2016	2015

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	6.0	0.4	4.3	1.6
Tax reserve adjustment	(4.9)	(0.1)	(1.2)	(0.5)
Changes in certain deferred tax balances	22.1	23.2	4.4	10.3
Federal research and development tax credit	5.2	-	1.1	-
All other, net	0.9	(0.7)	0.2	(0.1)
Effective tax rate	64.3%	57.8%	43.8%	46.3%

Income taxes for the three and six months ended June 30, 2016 and 2015 include the impact of $17 million and $15 million, respectively, of benefits resulting from the adjustment of deferred tax balances due to the Verizon Acquisition in 2016, and state tax law changes and a state filing method change in 2015.

Amounts pertaining to income tax related accounts of $20 million and $50 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(10)  Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions and shares in thousands, except per share amounts)	2016	2015	2016	2015

Net loss used for basic and diluted earnings (loss)
per share:
Net loss attributable to Frontier common shareholders	$(80)	$(28)	$(320)	$(79)
Less: Dividends paid on unvested restricted stock awards	(1)	-	(2)	(1)
Total basic and diluted net loss
attributable to Frontier common shareholders	$(81)	$(28)	$(322)	$(80)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,172,973	1,044,531	1,171,560	1,026,278
Less: Weighted average unvested restricted stock awards	(8,711)	(7,124)	(7,477)	(7,302)
Total weighted average shares outstanding - basic	1,164,262	1,037,407	1,164,083	1,018,976

Basic net loss per share
attributable to Frontier common shareholders	$(0.07)	$(0.03)	$(0.28)	$(0.08)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	1,164,262	1,037,407	1,164,083	1,018,976
Effect of dilutive shares	-	-	-	-
Total weighted average shares outstanding - diluted	1,164,262	1,037,407	1,164,083	1,018,976

Diluted net loss per share
attributable to Frontier common shareholders	$(0.07)	$(0.03)	$(0.28)	$(0.08)

In calculating diluted net loss per share for the three and six months ended June 30, 2016 and 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and six months ended June 30, 2016 and 2015, options to purchase 40,000 and 73,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At June 30, 2016 and 2015, we had 1,632,500 and 1,238,000 stock units, respectively, issued under our Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan) and the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan). These securities have not been included in the diluted EPS calculation because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $1 million and ($1) million for the six months ended June 30, 2016 and 2015, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the diluted EPS calculation as of June 30, 2016 and 2015, as their impact was antidilutive.

(11)  Stock Plans:

At June 30, 2016, we had  six  stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under four of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP) and the Deferred Fee Plan. At June 30, 2016, there were 22,541,000 shares authorized for grant and 6,995,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs) and the Directors’ Equity Plan. Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

The following summary presents information regarding LTIP target performance shares as of June 30, 2016 and changes during the six months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2016	2,525
LTIP target performance shares granted	1,669
LTIP target performance shares earned	(887)
LTIP target performance shares forfeited	-
Balance at June 30, 2016	3,307

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2016 and 2015,  we recognized compensation expense, reflected in “Selling, general and administrative expenses,” of $3 million and $4 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2016 and changes during the six months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2016	7,048	$5.93	$33
Restricted stock granted	5,563	$4.39	$27
Restricted stock vested	(3,662)	$5.26	$18
Restricted stock forfeited	(31)	$6.10
Balance at June 30, 2016	8,918	$5.24	$44

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2016 was $38 million and the weighted average period over which this cost is expected to be recognized is approximately two years.

Shares granted during the first six months of 2015 totaled 2,763,000. The total fair value of shares of restricted stock granted and vested at June 30, 2015 was approximately $14 million and $16 million, respectively. The total fair value of unvested restricted stock at June 30, 2015 was $35 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2015 was $7.98 per share.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $10 million and $9 million for the six months ended June 30, 2016 and 2015, respectively, has been recorded in connection with these grants.

(12) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at June 30, 2016 and 2015, and changes for the six months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total

Balance at January 1, 2016	$(584)	$20	$211	$(353)
Other comprehensive income (loss) before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive loss	21	(4)	(6)	11
Net current-period other comprehensive income (loss)	21	(4)	(6)	11
Balance at June 30, 2016	$(563)	$16	$205	$(342)

	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total
Balance at January 1, 2015	$(532)	$(119)	$247	$(404)
Other comprehensive income (loss) before reclassifications	-	-	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	13	3	(6)	10
Net current-period other comprehensive income (loss)	13	3	(8)	8
Balance at June 30, 2015	$(519)	$(116)	$239	$(396)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended June 30,		For the six months ended June 30,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2016	2015	2016	2015	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(10)	$(6)	$(21)	$(13)	Income (loss) before income taxes
Tax impact	4	2	8	5	Income tax (expense) benefit
	$(6)	$(4)	$(13)	$(8)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$3	$1	$5	$2
Actuarial gains (losses)	(1)	(2)	(1)	(5)
	2	(1)	4	(3)	Income (loss) before income taxes
Tax impact	(1)	-	(2)	1	Income tax (expense) benefit
	$1	$(1)	$2	$(2)	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 13 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(13)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2016	2015	2016	2015

Components of net periodic pension benefit cost
Service cost	$34	$14	$47	$27
Interest cost on projected benefit obligation	42	22	65	44
Expected return on plan assets	(65)	(32)	(92)	(64)
Amortization of unrecognized loss	11	6	21	13
Net periodic pension benefit cost	$22	$10	$41	$20

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2016	2015	2016	2015

Components of net periodic postretirement benefit cost
Service cost	$5	$4	$8	$9
Interest cost on projected benefit obligation	10	8	17	15
Amortization of prior service cost/(credit)	(2)	(1)	(5)	(2)
Amortization of unrecognized loss	-	2	1	5
Net periodic postretirement benefit cost	$13	$13	$21	$27

During the first six months of 2016 and 2015, we capitalized $12 million and $10 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. We made total cash contributions to our pension plan during the six months ended June 30, 2016 of $10 million.

In connection with the completion of the Verizon Acquisition, certain employees were transferred to the Frontier Communications Pension Plan (the Plan) effective April 1, 2016.  Assets of $868 million, representing approximately 90% of the total amount expected to be received, were transferred into the Plan during the second quarter of 2016, with the remainder to be transferred by the end of 2016.

Our pension plan assets increased from $1,572 million at December 31, 2015 to $2,628 million at June 30, 2016, an increase of $1,056 million, or 67%. This increase was a result of asset transfers from the Verizon pension plan trusts of $968 million related to the Verizon Acquisition, including approximately $100 million that represents a receivable of the Frontier Communications Pension Plan as of June 30, 2016, positive investment returns of $138 million, net of investment management and administrative fees, and contributions of $10 million, partially offset by benefit payments of $60 million during the first half of 2016. We expect to make cash contributions to our pension plan of approximately $10 million to $15 million for the full year of 2016, including the impact of the Verizon Acquisition.

(14)  Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Acquisition,  through 2020 to make available 10 Mbps

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

On April 28, 2016, the FCC completed its inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable. The FCC held that certain of the tariff terms for business data TDM services, specifically DS1s and DS3s, were unreasonable. Specifically, the FCC struck down “excessive” early termination fees and “all-or-nothing” provisions. Frontier has revised its tariffs in accordance with the FCC’s Order. The FCC’s decision has no retroactive effect, and we anticipate no material impact to Frontier from it.

The FCC deferred the issue of how its ruling will affect customers currently purchasing services from these tariffs to a Notice of Proposed Rulemaking. It is seeking comment on proposed changes to the way the FCC regulates traditional special access services and on a proposal to adopt pricing rules for Ethernet services in markets that are found to be “noncompetitive.” The potential impact to Frontier of this proceeding is unknown, though any pending initiative could adversely affect our operations or financial results.

During the first half of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of June 30, 2016.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the Verizon Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•

risks related to the acquisition of properties from Verizon, including our ability to successfully operate the acquired business, our ability to realize anticipated cost savings, our ability to enter into or obtain, or delays in entering into or obtaining, agreements and consents necessary to operate the acquired business as planned, on terms acceptable to us, and increased expenses incurred due to activities related to the transaction;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview

Verizon Acquisition: On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Operations).    Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the Verizon Acquisition. Historical financial and operating data presented for Frontier is not indicative of future operating results and includes the results of the CTF Operations that were acquired in the Verizon Acquisition from the date of acquisition on April 1, 2016. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the three and six months ended June 30, 2016 and 2015. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2016 financial data for Frontier legacy operations (excluding the CTF Operations) in comparison to 2015. See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Verizon Acquisition.

Based on current estimates and assumptions, we expect to achieve cost synergies with respect to the operations acquired in the Verizon Acquisition, principally (1) by leveraging the scalability of our existing corporate administrative functions and information technology and network systems and (2) by replacing certain functions formerly provided by Verizon or third-party service providers at a cost which, collectively, is anticipated to be less than the expense of these shared services previously allocated to the CTF Operations by Verizon. As of June 30, 2016, we estimated that approximately $1 billion of expected annualized cost synergies had been realized resulting from our operation of the CTF Operations versus the CTF historical results.

Our consolidated statement of operations for the six months ended June 30, 2016 includes $1,282 million of total revenue and $264 million of operating income related to the results of the CTF Operations from the date of the acquisition on April 1, 2016. Revenue for the second quarter of 2016 includes $24 million related to CAF Phase II funding in California and Texas.

Video: A key strategic initiative for Frontier is the introduction of video service in a number of our existing markets, with a cost-effective, success-based capital outlay, by leveraging our fiber to the node architecture. This represents a potential incremental revenue opportunity for Frontier that takes advantage of our increasing scale and the substantial investments that we have already made in our broadband network. Upon the completion of the Verizon Acquisition, we believe that we are the eighth largest provider of linear video services to residential customers in the United States, based on the total number of residential customers. As of June 30, 2016, we have 1.34 million linear video subscribers. In addition to our linear video subscribers, we have 0.29 million DISH satellite video customers.

We believe that further expansion of our video service will attract new customers and increase retention of existing customers. We anticipate capital spending of approximately $150 million over the course of three to four years in order to implement the infrastructure to provide video capability to approximately 3 million households across more than 40 markets. Once completed, we estimate that video service would be available to nearly 50% of the 14.5  million households in Frontier’s current footprint.

Broadband: A key element of our strategy is to enable and strengthen the broadband capabilities of our network. As of June 30, 2016, we had the capability to offer broadband to approximately 8 million households, or 93% of the 8.6 million households in our legacy markets. During the six months ended June 30, 2016, we lost approximately 52,000 net broadband subscribers on a consolidated basis.  The decline in the second quarter was anticipated as we made a decision not to invest in any new customer marketing in order to focus on executing the transfer of 2,586,000 new customers in the recently acquired California, Texas and Florida (CTF) markets.  In the third quarter of 2016  we  are dedicating additional resources to our marketing and customer acquisition efforts in these areas. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. In our legacy markets, we continue to invest in our network and in our management and provisioning platforms to expand higher-speed products. We expect to upgrade approximately 1.5 million homes to higher speeds over the next year. The combination of our plans to upgrade both the legacy and CTF markets improves our speed profile to approximately 2 million households. Following completion, over 40% of our households will be capable of receiving speeds in excess of 50 megabits.

Revenue Summary: Total consolidated revenue for the six months ended June 30, 2016 increased $1,224 million to $3,963 million as compared to the six months ended June 30, 2015. Excluding additional revenue of $1,282 million attributable to the CTF Operations, our revenue for the six months ended June 30, 2016 decreased $58 million, or 2%, as compared to the first six months of 2015. This decline in 2016 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in subsidy revenues and data services revenue, each as

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

described in more detail below. Customer revenue for the six months ended June 30, 2016 increased $1,101 million to $3,570 million as compared to the first six months of 2015. Excluding additional customer revenue of $1,213 million attributable to the CTF Operations, our customer revenue for the first six months of 2016 decreased $112 million, or 5%, as compared to prior year period.

Customer trends and revenue performance: We provide service and product options in our residential and business offerings to the customer base in each of our markets which results in a better customer experience that allows us to maximize retention of existing customers and attract new customers. As of June 30, 2016, 65% of our residential broadband customers were subscribed to at least one other service offering.

Total consolidated residential revenue for the first six months of 2016 increased $683 million, or 55%, as compared to the prior year period. Total consolidated residential revenue for the six months ended June 30, 2016 included $753 million of revenue attributable to the CTF Operations. Residential customer revenues for our legacy operations for the three and six months ended June 30, 2016 decreased $36 million, or 6%, and $70 million, or 6%, respectively, compared to the second quarter and first six months of 2015. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per minute of use as a result of competition and the availability of substitutes, a trend which we expect will continue. Our residential customer monthly churn was 1.91% and 1.87%, for the three and six months ended June 30, 2016, compared to 1.78% for the three and six months ended June 30, 2015. We had approximately 5,243,000 and 3,175,000 total residential customers as of June 30, 2016 and 2015, respectively. Through June 30, 2016, we had a net increase of 2,119,000 residential customers from the beginning of the year. These residential customer increases were principally due to the addition of 2,336,000 customers as part of the Verizon Acquisition, partially offset by a decline of 217,000 customers during the first six months of 2016. The consolidated monthly average revenue per customer (ARPC) for our residential customers was $83.20 and $72.88 for the three and six months ended June 30, 2016 compared to $64.43 and $64.31 for the three and six months ended June 30, 2015. The overall increase in residential ARPC is a result of higher video revenue from our CTF Operations and improvements in data services revenue, partially offset by lower voice services revenue. We expect continuing increases in video and data services revenue, and continuing declines in voice services revenue.

Total consolidated business revenue for the first six months of 2016 increased $418 million, or 34%, as compared to the prior year period. Total consolidated business revenue for the six months ended June 30, 2016 included $460 million of revenue attributable to the CTF Operations. Total business revenue for our legacy operations declined $32 million, or 5%, and $42 million, or 3%, as compared with the three and six months ended June 30, 2015, principally as a result of decreases in our voice services revenue and wireless backhaul revenue. We had approximately 528,000 and 299,000 total business customers as of June 30, 2016 and 2015, respectively. Through June 30, 2016, we had a net increase of 239,000 business customers from the beginning of the year. These business customer increases were principally due to the addition of 250,000 customers as part of the Verizon Acquisition, partially offset by a decline of 11,000 customers during the first six months of 2016. We incurred a reduction of approximately 1.1% and 0.6% of our business customers, net, during the three months ended June 30, 2016 and 2015, respectively and 2.0% and 1.8% during the six months ended June 30, 2016 and 2015, respectively. The consolidated ARPC for our business customers decreased $31.21, or 5% and $3.65, or 1% during the three and six months ended June 30, 2016 as compared with the three and six months ended June 30, 2015. The business ARPC decrease is primarily attributable to our CTF markets having proportionally fewer wholesale customers relative to total business customers as compared to our legacy markets. We expect the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2016, mitigated, in part, by increases in data services revenues. We have seen modest increases in our revenues from SME customers throughout 2016, and our Ethernet product revenues from our SME and carrier customers has grown by 7% (excluding the CTF Operations) in the first six months of 2016, partially offsetting the decline in wireless backhaul revenue.

Total switched access and subsidy revenue of $393 million represented 10% of our revenues for the six months ended June 30, 2016. Switched access revenue was $88 million for the six months ended June 30, 2016, or 2% of our revenues, as compared to $91 million, or 3% of our revenues, for the six months ended June 30, 2015.  The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017 with a related decline in operating expenses. Terminating traffic charges represented less than half of switched access revenue in the first six months of 2016.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout the remainder of 2016. We expect declining revenue trends in switched access revenue to continue during the remainder of 2016. Subsidy revenue, including CAF Phase II

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

subsidies, was $305 million, or  8% of our revenues, for the six months ended June 30, 2016, as compared to $178 million, or 7%, of our revenues, for the six months ended June 30, 2015.

Employees:  As of June 30, 2016, we had approximately 30,300 employees, as compared to approximately 19,200 employees as of December 31, 2015.  Approximately 18,900 and 10,700 of our total employees were represented by unions as of June 30, 2016 and December 31, 2015, respectively.  The number of employees covered by collective bargaining agreements that expire in 2016 was approximately 2,300 as of June 30, 2016.  We consider our relations with our employees to be good.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Results of Operations

REVENUE AND CUSTOMER RELATED METRICS

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$836	$379	$457	$(58)	(11)%	$515
Data and Internet services	1,048	463	585	1	-%	584
Video	419	351	68	(4)	(6)%	72
Other	78	20	58	(7)	(11)%	65
Customer revenue	2,381	1,213	1,168	(68)	(6)%	1,236
Switched access and
subsidy	227	69	158	26	20%	132
Total revenue	$2,608	$1,282	$1,326	$(42)	(3)%	$1,368

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,332	$753	$579	$(36)	(6)%	$615
Business	1,049	460	589	(32)	(5)%	621
Customer revenue	2,381	1,213	1,168	(68)	(6)%	1,236
Switched access and
subsidy	227	69	158	26	20%	132
Total revenue	$2,608	$1,282	$1,326	$(42)	(3)%	$1,368

	For the six months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$1,303	$379	$924	$(116)	(11)%	$1,040
Data and Internet services	1,635	463	1,172	13	1%	1,159
Video	487	351	136	(7)	(5)%	143
Other	145	20	125	(2)	(2)%	127
Customer revenue	3,570	1,213	2,357	(112)	(5)%	2,469
Switched access and
subsidy	393	69	324	54	20%	270
Total revenue	$3,963	$1,282	$2,681	$(58)	(2)%	$2,739

	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,915	$753	$1,162	$(70)	(6)%	$1,232
Business	1,655	460	1,195	(42)	(3)%	1,237
Customer revenue	3,570	1,213	2,357	(112)	(5)%	2,469
Switched access and
subsidy	393	69	324	54	20%	270
Total revenue	$3,963	$1,282	$2,681	$(58)	(2)%	$2,739

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the three months ended
	June 30, 2016		December 31, 2015	% Increase (Decrease)	June 30, 2015	% Increase (Decrease)

Customers (in thousands)	5,771	(1)	3,413	69%	3,474	66%

Residential customer metrics:
Customers (in thousands)	5,243	(1)	3,124	68%	3,175	65%
Average monthly residential
revenue per customer	$83.20		$63.14	32%	$64.43	29%
Customer monthly churn	1.91%		1.76%	9%	1.78%	7%

Business customer metrics:
Customers (in thousands)	528	(1)	289	83%	299	77%
Average monthly business
revenue per customer	$658.00		$700.03	(6)%	$689.21	(5)%

Broadband subscribers (in thousands)	4,570	(2)	2,462	86%	2,406	90%
Video subscribers (in thousands)	1,628	(2)	554	194%	569	186%

	For the six months ended
	June 30, 2016		June 30, 2015	% Increase (Decrease)

Residential customer metrics:
Average monthly residential
revenue per customer	$72.88		$64.31	13%
Customer monthly churn	1.87%		1.78%	5%

Business customer metrics:
Average monthly business
revenue per customer	$680.93		$684.58	(1)%

(1)	2,336,000 residential customers, 250,000 business customers and 2,586,000 total customers were acquired at the time of the April 2016 Verizon Acquisition.
(2)	2,160,000 broadband subscribers and 1,197,000 video subscribers were acquired at the time of the April 2016 Verizon Acquisition.

REVENUE

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

We categorize our products, services, and other revenues among the following five categories:

Voice Services

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers.  Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

Voice services revenue for the three and six months ended June 30, 2016 decreased $58 million, or 11%,  and $116 million, or 11%, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual feature packages, partially offset by increased local voice charges to residential and business end users.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

marketed under our Frontier Secure® brand, including computer security, cloud back-up and sharing, identity protection and technical support. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for the three and six months ended June 30, 2016 increased $1 million, and $13 million, respectively.  Data services revenue for the three and six months ended June 30, 2016 increased $14 million, or 4%, to $347 million and $36 million, or 6%, to $690 million. The increase is primarily due to a 4% increase in the total number of broadband subscribers since June 30, 2015, and higher Frontier Secure® revenues. Nonswitched access revenues for the three and six months ended June 30, 2016 decreased $13 million, or 6%, to $238 million and $23 million, or 5%, to $481 million. The decrease is primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 3% of consolidated total revenues) will continue to be subject to decline in 2016, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Video

Video services include revenues generated from services provided directly to residential customers through the FiOS® video and Vantage TV brands, and through DISH® satellite TV services.

For our Frontier legacy operations, video revenue for the three and six months ended June 30, 2016 decreased $4 million, or 6%, and $7 million, or 5%, respectively, primarily due to a decrease in the total number of video subscribers.

Other

Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts.

Other revenue for the three and six months ended June 30, 2016 decreased $7 million, or 11%, and $2 million or 2%, respectively, primarily due to lower directory services.

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

Switched access and subsidy revenue for the three and six months ended June 30, 2016 increased $26 million, or 20%, and $54 million, or 20%, respectively.  Subsidy revenues increased $35 million and $69 million for the three and six months ended June 30, 2016. The increase in subsidy revenue was primarily attributable to the additional CAF Phase II funding that was recognized initially in the third quarter of 2015. Switched access revenue decreased $9 million and $15 million, respectively, for the three and six months ended June 30, 2016, primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$453	$298	$155	$(6)	(4)%	$161

	For the six months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$613	$298	$315	$(1)	-%	$316

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three and six months ended June 30, 2016 decreased $6 million, or 4%, and $1 million, respectively,  primarily due to a decrease in long distance costs and video content costs.

NETWORK RELATED EXPENSES

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$546	$218	$328	$15	5%	$313

	For the six months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$872	$218	$654	$16	3%	$638

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three and six months ended June 30, 2016 increased $15 million, or 5%, and $16 million, or 3%, respectively, primarily due to an increase in compensation and certain benefits, including pension and OPEB expense (as discussed below), payroll taxes, as well as higher outside services costs and other fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$596	$240	$356	$25	8%	$331

	For the six months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$953	$240	$713	$52	8%	$661

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three and six months ended June 30, 2016 increased $25 million,  or 8%, and $52 million, or 8%, respectively, due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below).

Pension and OPEB costs

Frontier allocates pension and OPEB costs to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Total pension/OPEB expense	$35	$24	$62	$47
Less: capitalized into capital expenditures	(7)	(5)	(13)	(10)
Net pension/OPEB costs	$28	$19	$49	$37

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$446	$209	$237	$(10)	(4)%	$247
Amortization expense	129	53	76	(12)	(14)%	88
	$575	$262	$313	$(22)	(7)%	$335

	For the six months ended June 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$686	$209	$477	$(19)	(4)%	$496
Amortization expense	205	53	152	(28)	(16)%	180
	$891	$262	$629	$(47)	(7)%	$676

Depreciation and amortization expense for the three and six months ended June 30, 2016 decreased $22 million, or 7%, and $47 million, or 7%, primarily due to the accelerated method of amortization related to the customer lists that were acquired in our 2010 transaction with Verizon and in the Connecticut Acquisition, combined with changes in the remaining useful lives of certain plant assets and a lower net asset base.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Verizon Acquisition	$127	$30	$97	323%
Connecticut Acquisition	-	5	(5)	(100)%
Total acquisition and integration costs	$127	$35	$92	263%

	For the six months ended June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)

Verizon Acquisition	$265	$66	$199	302%
Connecticut Acquisition	-	26	(26)	(100)%
Total acquisition and integration costs	$265	$92	$173	188%

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

We also invested $88 million and $19 million in capital expenditures related to the Verizon Acquisition during the six months ended June 30, 2016 and 2015, respectively.

We also invested $19 million in capital expenditures related to the Connecticut Acquisition during the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Investment and other income, net	$-	$1	$(1)	(100)%
Interest expense	$386	$260	$126	48%
Income tax benefit	$(48)	$(38)	$(10)	(26)%

	For the six months ended June 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)

Investment and other income, net	$11	$2	$9	NM %
Interest expense	$759	$505	$254	50%
Income tax benefit	$(166)	$(68)	$(98)	(144)%

NM - Not meaningful

Investment and other income, net

Investment and other income, net for the six months ended June 30, 2016 included interest income of $11 million, primarily due to interest earned on restricted cash during the first quarter of 2016.

Interest expense

Interest expense for the three and six months ended June 30, 2016 increased $126 million, or 48%, and $254 million, or 50%, respectively, as compared with the three and six months ended June 30, 2015.  We incurred additional interest of $368 million in 2016 on the $6,600 million debt financing and the $1,625 million term loan facility related to the Verizon Acquisition. We incurred commitment fees of $10 million and $132 million on the bridge loan facility related to the Verizon Acquisition during the first six months of 2016 and 2015, respectively. Our composite average borrowing rate as of June 30, 2016 and 2015 was 8.47% and 7.68%, respectively.

Income tax benefit

Income tax benefit for the three and six months ended June 30, 2016, increased  $10 million and $98 million, as compared to the three and six months ended June 30, 2015. The effective tax rate on our pretax loss for the six months ended June 30, 2016 was 43.8% as compared with 46.3% for the six months ended June 30, 2015. The decrease in income tax benefit was primarily due to the decrease in pretax loss.  Income taxes for the three and six months ended June 30, 2016 include the impact of $17 million and $15 million; respectively, benefit resulting from the adjustment of deferred tax balances due to the Verizon Acquisition in 2016, and a state tax law changes and a state filing method change in 2015.

Net loss

Net loss for the second quarter of 2016 was a net loss of $80 million, or ($0.07) per share, as compared to a net loss of $28 million, or ($0.03) per share, in the second quarter of 2015, and net loss for the first half of 2016 of $320 million, or ($0.28) per share, as compared to a net loss of $79 million, or ($0.08) per share, for the six months ended June 30, 2015.

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of June 30, 2016, we had cash and cash equivalents aggregating to  $683 million. Our primary source of funds continued to be cash generated from operations, along with restricted and unrestricted cash.  For the six months ended June 30, 2016, we used cash flow from operations, restricted cash and cash on hand to principally fund all of our cash investing and financing activities, primarily the Verizon Acquisition, capital expenditures, dividends and debt repayments. On April 1, 2016, we used the restricted cash obtained from the net proceeds of the September 2015 debt offering and June 2015 equity offering, along with additional borrowings and cash on hand, to finance the Verizon Acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

At June 30, 2016, we had a working capital deficit of $1,311 million,  including $1,043 million of long-term debt due within one year, as compared to a working capital surplus of $2,680 million at June 30, 2015.  The decline in working capital is primarily due to a reduction in restricted cash and unrestricted cash and cash equivalents of $2,403 million, primarily related to financing the Verizon Acquisition, and an increase in current liabilities of $1,784 million, primarily due to an increase in the current portion of long-term debt.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased  $15 million for the six months ended June 30, 2016 as compared with the prior year period. The increase was primarily the result of the addition of our CTF Operations and favorable changes in working capital, partially offset by higher interest expense and acquisition and integration costs.

We received  $32 million in refunds and paid $20 million in net cash taxes during the six months ended June 30, 2016 and 2015, respectively.

In connection with the Verizon Acquisition,  Frontier recognized acquisition and integration costs of $265 million during the first six months of 2016 compared to $66 million during the first six months of 2015. Interest expense of $368 million was incurred during the first six months of 2016 related to the September 2015 debt offering and the 2015 Credit Agreement (as defined below) and $10 million related to the Verizon Bridge Facility (as defined below) compared to $132 million during the first six months of 2015 related to the Verizon Bridge Facility.

In connection with the Connecticut Acquisition,  Frontier recognized acquisition and integration costs of $26 million during the first six months of 2015.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2016 and 2015, our capital expenditures were $645 million and $386 million, respectively, including $88 million and $38 million, respectively, of integration related capital expenditures, associated with the Verizon Acquisition and the Connecticut Acquisition.  In addition to the capital expenditures mentioned above, network expansion funded by previously received Connect America Fund (CAF) Phase I funds amounted to $16 million for the six months ended June 30,  2015.  Capital expenditures related to CAF Phase II are  included in our reported amounts for capital expenditures.  We anticipate capital expenditures for business operations to increase in 2016 to approximately $1,275 million to $1,325 million, as compared to $863 million in 2015,  as a result of the Verizon Acquisition and expenditures related to the CAF Phase II program.

Cash Flows used by and provided from Financing Activities

Debt Financings

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement). Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the Verizon Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, commencing June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Debt Reduction

During the first six months of 2016 and 2015, we retired an aggregate principal amount of $69 million and $250 million, respectively, of debt consisting of $22 million and $248 million, respectively, of senior unsecured debt. Additionally, we repaid $47 million and  $2 million of secured debt during the first six months of 2016 and 2015, respectively.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of June 30, 2016, we had $376 million of debt maturing during the last six months of 2016; $727 million and $701 million of debt will mature in 2017 and 2018, respectively.

Bridge Facilities

On February 5, 2015, we signed a commitment letter for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $132 million during the six months ended June 30,  2016 and 2015, respectively. The Verizon Bridge Facility, which was undrawn, terminated in accordance with its terms, on September 25, 2015.

Term Loan Facilities

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the  Verizon Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, commencing June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the States of Illinois, Indiana, Michigan, Ohio, and Wisconsin.

Frontier has two credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto.  The first facility is for a $350 million senior secured term loan facility (the 2014 CoBank Credit Agreement). This facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019.  The second facility is for a $575 million senior secured term loan with a final maturity of October 14, 2016 (the 2011 CoBank Credit Agreement).  This facility was drawn upon execution of the 2011 CoBank Credit Agreement in October 2011.

Revolving Credit Facility

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of June 30, 2016,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder.  The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon the drawdown of the term loan under the 2015 Credit Agreement, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility became secured debt. These borrowings

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

As of June 30, 2016, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $107 million were paid during the first half of 2016.

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

Future Commitments

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Acquisition, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

Contractual Obligations

During the first half of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of June 30, 2016.

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

Regulatory Developments

On February 26, 2015, the FCC issued an Order adopting rules to “Preserve a Free and Open Internet” (i.e., net neutrality). In the Order, the FCC asserted jurisdiction over broadband service, utilizing its jurisdictional authority under Title II and Section 706 of the Communications Act of 1996, and classified broadband service as a “telecommunications service.” The Order changed the FCC’s previous classification of wireline broadband Internet access service (whether provided over cable or telecommunications facilities), mobile wireless based broadband Internet access service and other forms of broadband Internet access services as “information services” not subject to mandatory common carrier regulation. In the Order, the FCC adopted specific obligations for fixed and mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers. These obligations are largely consistent with the practices Frontier already has in place today. The FCC also announced additional transparency requirements intended to provide consumers more information about a provider’s network management practices, performance, speed, price, and data caps. The FCC’s Consumer Advisory Committee also released a proposed “safe harbor” disclosure framework for the enhanced transparency requirements. Several parties appealed various aspects of the FCC’s Order to the U.S. Court of Appeals for the D.C. Circuit. On June 14, 2016, the Court of Appeals affirmed the FCC’s Order in its entirety.  It is unknown whether parties will continue to appeal the FCC’s Order.  Frontier continues to comply with the existing regulatory requirements.

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for carriers establishing and providing broadband service in high cost unserved or underserved areas. Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the Verizon Acquisition, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate. CAF Phase II support is a successor to and augments the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas.  When combined with the frozen high cost phasedown payment discussed below, CAF Phase II funding support increased by more than $159 million in 2015. In addition to the CAF Phase II annual support, Frontier will also receive frozen support phasedown payments through 2018. The FCC adopted phasedown payments to help compensate carriers in those limited circumstances in which CAF II funding results in a decrease in high cost support when compared to prior frozen high cost support payments. Frontier’s phasedown support was $35 million in 2015, and is expected to be approximately $27 million in 2016 (including $2 million for the acquired properties), $17 million in 2017 (including $1 million for the acquired properties), and $6 million in 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2016,  88% of our total debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at June 30, 2016. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.   Our undrawn  $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2016, the fair value of our long-term debt was estimated to be approximately $17.0 billion, based on prevailing interest rates, our overall weighted average borrowing rate was 8.47% and our overall weighted average maturity was approximately eight years. As of June 30, 2016,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2015.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2016 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets increased from $1,572 million at December 31, 2015 to $2,628 million at June 30, 2016,  an increase of $1,056 million, 67%. This increase was a result of asset transfers from the Verizon pension plan trusts of $968 million related to the Verizon Acquisition, including approximately $100 million that represents a receivable of the Frontier Communications Pension Plan as of June 30, 2016, positive investment returns of $138 million, net of investment management and administrative fees, and contributions of $10 million, partially offset by benefit payments of $60 million during the first half of 2016.  We expect to make cash contributions to our pension plan of approximately $10 million to $15 million for the full year of 2016, including the impact of the Verizon Acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2016,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at June 30, 2016.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the Verizon Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2016 to April 30, 2016
Employee Transactions (1)	499,996	$ 4.48

May 1, 2016 to May 31, 2016
Employee Transactions (1)	2,524	$ 5.12

June 1, 2016 to June 30, 2016
Employee Transactions (1)	6,959	$ 5.24

Totals April 1, 2016 to June 30, 2016
Employee Transactions (1)	509,479	$ 4.50

(1) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits

(a)	Exhibits:

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	4.1	Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee.
	4.2	Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”).
	4.3	First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee.
	4.4	Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”).
	4.5	First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 8, 2016