Form 10-Q
period 2016-09-30
FRONTIER COMMUNICATIONS CORP
filed 2016-11-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of October 28,  2016 was 1,173,027,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$331	$936
Accounts receivable, less allowances of $111 and $57, respectively	1,004	571
Restricted cash	-	8,444
Prepaid expenses	109	100
Income taxes and other current assets	200	80
Total current assets	1,644	10,131

Property, plant and equipment, net	14,899	8,493
Goodwill	9,507	7,166
Other intangibles, net	2,872	1,143
Other assets	123	151
Total assets	$29,045	$27,084

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$509	$384
Accounts payable	700	467
Advanced billings	312	160
Accrued other taxes	158	87
Accrued interest	240	403
Pension and other postretirement benefits	29	33
Other current liabilities	458	359
Total current liabilities	2,406	1,893

Deferred income taxes	2,552	2,666
Pension and other postretirement benefits	1,570	1,163
Other liabilities	326	240
Long-term debt	17,434	15,508

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,192,986 issued and 1,173,108 and 1,168,200 outstanding,
at September 30, 2016 and December 31, 2015, respectively)	298	298
Additional paid-in capital	5,456	6,034
Retained deficit	(380)	(87)
Accumulated other comprehensive loss, net of tax	(403)	(353)
Treasury stock	(214)	(278)
Total equity	4,757	5,614
Total liabilities and equity	$29,045	$27,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2016	2015	2016	2015

Revenue	$2,524	$1,424	$6,487	$4,163
		-
Operating expenses:
Network access expenses	440	159	1,053	475
Network related expenses	527	331	1,399	969
Selling, general and administrative expenses	593	344	1,546	1,005
Depreciation and amortization	578	325	1,469	1,001
Acquisition and integration costs	122	58	387	150
Total operating expenses	2,260	1,217	5,854	3,600
		-
Operating income	264	207	633	563
		-
Investment and other income (loss), net	(4)	1	7	3
Interest expense	386	246	1,145	751
		-
Loss before income taxes	(126)	(38)	(505)	(185)
Income tax benefit	(46)	(24)	(212)	(92)
		-
Net Loss	(80)	(14)	(293)	(93)
Less: Dividends on preferred stock	54	67	161	67
Net loss attributable to
Frontier common shareholders	$(134)	$(81)	$(454)	$(160)
		0
Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.12)	$(0.07)	$(0.39)	$(0.15)

Total weighted average shares outstanding - basic and diluted	1,164,172	1,161,207	1,164,112	1,061,644

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2016	2015	2016	2015

Net Loss	$(80)	$(14)	$(293)	$(93)
Other comprehensive income (loss), net of tax	(61)	5	(50)	13
		-
Comprehensive Loss	$(141)	$(9)	$(343)	$(80)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

($ in millions and shares in thousands)

(Unaudited)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance January 1, 2016	19,250	$-	1,192,986	$298	$6,034	$(87)	$(353)	(24,786)	$(278)	$5,614
Stock plans	-	-	-	-	(47)	-	-	4,908	64	17
Dividends on common stock	-	-	-	-	(370)	-	-	-	-	(370)
Dividends on preferred stock	-	-	-	-	(161)	-	-	-	-	(161)
Net loss	-	-	-	-	-	(293)	-	-	-	(293)
Other comprehensive income, net
of tax	-	-	-	-	-	-	(50)	-	-	(50)
Balance September 30, 2016	19,250	$-	1,192,986	$298	$5,456	$(380)	$(403)	(19,878)	$(214)	$4,757

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

($ in millions)

(Unaudited)

	2016	2015

Cash flows provided from (used by) operating activities:
Net loss	$(293)	$(93)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,469	1,001
Loss on debt exchanges	7	-
Pension/OPEB costs	59	(3)
Stock based compensation expense	21	19
Amortization of deferred financing costs	38	194
Deferred income taxes	(163)	(163)
Change in accounts receivable	(56)	59
Change in accounts payable and other liabilities	(118)	(46)
Change in prepaid expenses, income taxes and other current assets	(12)	(7)
Net cash provided from operating activities	952	961

Cash flows provided from (used by) investing activities:
Cash paid for the Verizon Acquisition	(9,886)	-
Capital expenditures - Business operations	(960)	(525)
Capital expenditures - Integration activities	(99)	(101)
Network expansion funded by Connect America Fund - Phase I	-	(22)
Cash transferred from/(to) escrow	8,444	(8,440)
Cash paid for an acquisition, net of cash acquired	-	(17)
Other	-	(2)
Net cash used by investing activities	(2,501)	(9,107)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,625	6,603
Financing costs paid	(38)	(119)
Long-term debt payments	(113)	(274)
Proceeds from issuance of common stock, net	-	799
Proceeds from issuance of preferred stock, net	-	1,866
Dividends paid on common stock	(370)	(333)
Dividends paid on preferred stock	(161)	(67)
Other	1	-
Net cash provided from financing activities	944	8,475

Increase/(Decrease) in cash and cash equivalents	(605)	329
Cash and cash equivalents at January 1,	936	682

Cash and cash equivalents at September 30,	$331	$1,011

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,277	$553
Income taxes (refunds), net	$(35)	$27

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2016, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

We maintain an allowance for doubtful accounts based on an estimate of our ability to collect accounts receivables.  At September 30, 2016, our accounts receivable balances, including balances for delinquent accounts, were higher as a result of planned delays in collection efforts for new retail customers acquired in the Verizon Transaction. These delays are customary for us after large acquisitions in order to allow for resolution of any service or billing issues for new customers. Our bad debt expense for this group of customers was $20 million higher during the three months ended September 30, 2016 as compared to the three months ended June 30, 2016.  Frontier believes that it is adequately reserved, although actual collections experience may differ materially from our estimates.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $60 million and $38 million, and $161 million and $114 million for the three and nine months ended September 30, 2016 and 2015, respectively.

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

•	Video services include revenues generated from services provided directly to residential customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services;

•	Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts; and

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

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2016	2015	2016	2015

Voice services	$809	$500	$2,112	$1,540
Data and Internet services	1,045	589	2,680	1,748
Video	392	71	879	214
Other	73	63	218	190
Customer revenue	2,319	1,223	5,889	3,692
Switched access and subsidy	205	201	598	471
Total revenue	$2,524	$1,424	$6,487	$4,163

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

(2)   Recent Accounting Literature:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Frontier is currently evaluating the adoption of the new standard to determine the impact that it will have on Frontier’s processes, systems and internal controls, but has not yet selected a transition method or determined the impact of adoption on its consolidated financial statements.

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

Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016 the FASB issued ASU No. 2016-15,” Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU provide guidance on the following cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a  business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. Frontier is currently evaluating the impact of adopting the new standard, but has not yet determined the impact of adoption on its consolidated financial statements.

(3)   Acquisitions:

The Verizon Acquisition

On April 1, 2016, Frontier acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt (the Verizon Acquisition), pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.  In addition, Frontier and Verizon settled the working capital and net debt adjustments with $15 million paid to Frontier in October 2016. As a result of the Verizon Acquisition, Frontier now operates these former Verizon properties, which included approximately 2.6 million total customers, 2.1 million broadband subscribers, and 1.2 million FiOS video subscribers as of April 1, 2016 (the CTF Operations).

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our consolidated statement of operations for the nine months ended September 30, 2016 includes $2,494 million of revenue and $454 million of operating income related to the six months of operating results of the CTF Operations since April 1, 2016.

The allocation of the purchase price presented below, which is preliminary and subject to change, represents the effect of recording the estimates of the fair value of assets acquired and liabilities assumed as of the date of the Verizon Acquisition, based on the total transaction cash consideration of $9,886 million at September 30, 2016, as adjusted for the $15 million settlement payment discussed above.  These current estimates will be revised in future periods for information that is currently not available to us, primarily related to certain legal and tax accruals and contingencies; accounts receivable; property, plant and equipment; customer list and other intangibles; deferred income tax assets and liabilities; pension assets and liabilities, as well as other assumed postretirement benefit obligations, pending completion of actuarial studies and the related transfer of pension assets. The revisions may affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in millions)

Current assets	$388
Property, plant & equipment	6,315
Goodwill	2,341
Other intangibles - primarily customer list	2,189
Current liabilities	(488)
Long-term debt	(544)
Other liabilities	(330)
Total net assets acquired	$9,871

The total consideration exceeded the net estimated fair value of the assets acquired and liabilities assumed by $2,341 million, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. Of this amount, goodwill associated with the Verizon Acquisition of $1,912 million is deductible for income tax purposes.

The fair value estimates related to the allocation of the purchase price to Property, plant & equipment and Other intangibles were revised and updated during the third quarter of 2016 from the initial estimates as of June 30, 2016.  The allocation that was reported as of June 30, 2016 for Property, plant & equipment decreased $1,378 million, from $7,693 million to $6,315 million, and for Other intangibles increased $1,029 million, from $1,160 million to $2,189 million.  These adjustments resulted in lower depreciation expense during the third quarter ($57 million of which is attributable to the second quarter) and higher amortization expense during the third quarter ($62 million of which is attributable to the second quarter).

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

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	(Unaudited)
	For the three months ended	For the nine months ended September 30,
($ in millions, except per share amounts)	September 30, 2015	2016	2015

Revenue	$2,797	$7,846	$8,346

Operating income	$396	$1,129	$1,129

Net loss attributable to Frontier common shareholders	$(32)	$(164)	$(152)

Basic and diluted net loss attributable to
Frontier common shareholders per share	$(0.03)	$(0.14)	$(0.13)

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

Frontier incurred operating expenses related to the Verizon Acquisition and the Connecticut Acquisition, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Acquisition costs:
Verizon Acquisition	$-	$2	$23	$37
Connecticut Acquisition	-	-	-	1
	-	2	23	38
Integration costs:
Verizon Acquisition	122	44	364	75
Connecticut Acquisition	-	12	-	37
	122	56	364	112
Total acquisition and
integration costs	$122	$58	$387	$150

We also invested $99 million and $78 million in capital expenditures related to the Verizon Acquisition during the nine months ended September 30, 2016 and 2015, respectively.  In connection with the Connecticut Acquisition, Frontier invested $23 million in capital expenditures during the nine months ended September 30, 2015. In connection with the Verizon Acquisition, we will incur additional operating expenses and capital expenditures in 2016 related to integration activities.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2016	December 31, 2015

Retail and Wholesale	$1,000	$569
Other	115	59
Less: Allowance for doubtful accounts	(111)	(57)
Accounts receivable, net	$1,004	$571

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Bad debt expense	$56	$21	$104	$46

(5)   Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2016	December 31, 2015

Property, plant and equipment	$25,186	$17,801
Less: Accumulated depreciation	(10,287)	(9,308)
Property, plant and equipment, net	$14,899	$8,493

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Depreciation expense	$323	$245	$1,009	$741

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

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from January 1, 2016 to September 30, 2016 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2016	$7,166
Verizon Acquisition (Note 3)	2,341
Balance at September 30, 2016	$9,507

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of other intangibles are as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,068	$(2,425)	$2,643	$2,998	$(1,977)	$1,021
Trade name	122	-	122	122	-	122
Royalty agreement	119	(12)	107	-	-	-
Total other intangibles	$5,309	$(2,437)	$2,872	$3,120	$(1,977)	$1,143

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Amortization expense	$255	$80	$460	$260

Amortization expense represents the amortization of our customer lists acquired as a result of the Verizon Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)  Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2016 and December 31, 2015. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2016		December 31, 2015

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$17,434	$17,845	$15,508	$14,767

(8)

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)   Long-Term Debt:

       The activity in our long-term debt from January 1, 2016 through September 30, 2016 is summarized as follows:

		Nine months ended September 30, 2016

($ in millions)	January 1, 2016	Payments and Retirements	New Borrowings	Debt Assumed	Reclassifications	September 30, 2016	Interest at September 30, 2016*

Senior and Subsidiary Unsecured Debt	$16,055	$(189)	$171	$500	$(637)	$15,900	9.18%
Senior Secured Debt	-	(87)	1,625	-	637	2,175	3.97%
Secured Subsidiary Debt	-	-	-	100	-	100	8.50%
Secured Debt	23	(4)	-	-	-	19	4.30%
Rural Utilities Service Loan Contracts	8	-	-	-	-	8	6.15%
Total Long-Term Debt	$16,086	$(280)	$1,796	$600	$-	$18,202	8.55%

Less: Debt Issuance Costs	(196)					(215)
Less: Debt Premium/(Discount)	2					(44)
Less: Current Portion	(384)					(509)
	$15,508					$17,434

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at September 30, 2016 represent a weighted average of multiple issuances.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt is as follows:

	September 30, 2016		December 31, 2015

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
4/15/2017	$440	8.250%	$607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
4/15/2020	1,022	8.500%	1,022	8.500%
9/15/2020	1,000	8.875%	1,000	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,171	10.500%	2,000	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,150		15,146
Senior Secured Debt Due:
10/14/2016 *	302	5.875% (Variable)	344	2.805% (Variable)
10/24/2019 **	289	3.905% (Variable)	315	3.805% (Variable)
3/31/2021***	1,584	3.030% (Variable)	-	-
	2,175		659

Subsidiary Debt Due:
05/15/2027	200	6.750%	-	-
02/01/2028	300	6.860%	-	-
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
11/15/2031	100	8.500%	-	-
	850		250

Total	$18,175	8.29% ****	$16,055	8.74% ****

*       Represents borrowings under the 2011 CoBank Credit Agreement, as defined below, that became secured as of April 1,

        2016.

**     Represents borrowings under the 2014 CoBank Credit Agreement, as defined below, that became secured as of April 1,

        2016.

***  Represents borrowings under the 2015 Credit Agreement, as defined below.

**** Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the third quarter of 2016, we completed non-cash debt exchanges, including related accrued interest, of $167 million of our 8.25% Notes due April 2017 for approximately $171 million of our 10.5% Notes due September 2022.   A pre-tax loss of approximately $7 million was recognized and included in “Investment and other income (loss), net” in our consolidated statements of operations.

In October 2016, we completed additional debt exchanges, including related accrued interest, of $84 million of our 8.25% Notes due April 2017 for approximately $66 million of our 8.875% Notes due September 2020 and $17 million of our 10.5% Notes due September 2022.

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement). Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the Verizon Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, which commenced on June 30, 2016.  The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

Upon completion of the Verizon Acquisition on April 1, 2016, we also assumed additional debt of $600 million, including $200 million aggregate principal amount of 6.75% Senior Notes due May 15, 2027,  $300 million aggregate principal amount of 6.86% Senior Notes due February 1, 2028 and $100 million aggregate principal amount of 8.50% Senior Notes due November 15, 2031.

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020;  $2,000 million of 10.500% Senior Notes due 2022; and $3,600 million of 11.000% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier used the net proceeds from the offering (after deducting underwriting fees) to finance a portion of the cash consideration paid in connection with the Verizon Acquisition and to pay related fees and expenses. In June 2016, we completed an exchange offer of registered senior notes for the privately placed senior notes.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $184 million during the nine months ended September 30, 2016 and 2015, respectively. The accrued liabilities related to the Verizon Bridge Facility of $184 million were paid after the closing of the Verizon Acquisition and are included in “Other current liabilities” in the consolidated balance sheet as of December 31, 2015.  The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

Frontier has two senior secured credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto: the first, drawn in 2011 (the 2011 CoBank Credit Agreement), was refinanced in October 2016 with a similar facility for $315 million, maturing on October 12, 2021 (the 2016 CoBank Credit Agreement), and the second, drawn in 2014 (the 2014 CoBank Credit Agreement), matures on October 24, 2019. We refer to the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements. Borrowings under the CoBank Credit Agreements are secured by a pledge of the stock of Frontier North, Inc.

Repayment of the outstanding principal balance for the 2016 CoBank Credit Agreement will be made in quarterly installments of approximately $8 million beginning December 31, 2016. The remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings)

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2016 CoBank Credit Agreement).  The term loan under the 2016 CoBank Credit Agreement is secured by a pledge of the stock of Frontier North Inc.

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of September 30, 2016, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments. Any borrowings under the Revolving Credit Agreement will be secured by a pledge of the stock of Frontier North, Inc.

As of September 30, 2016, we were in compliance with all of our debt and credit facility covenants.

Our scheduled principal payments are as follows as of September 30, 2016:

Principal
($ in millions)	Payments

2016 (remaining three months)	$38
2017	$509
2018	$733
2019	$818
2020	$2,282
2021	$2,541
Thereafter	$11,281

As a result of the October debt exchanges and the 2016 CoBank Credit Agreement refinancing described above, we reclassified $354 million to “Long-term debt” that would otherwise have been classified as “Long-term debt due within one year.”  The maturities of the new debt instruments are reflected in the above table as of September 30, 2016.

(9) Investment and Other Income (Loss), Net:

    The components of investment and other income (loss), net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in millions)	2016	2015	2016	2015

Interest and dividend income	$1	$1	$12	$3
Loss on debt exchanges	(7)	-	(7)	-
All other, net	2	-	2	-
Total investment and other income (loss), net	$(4)	$1	$7	$3

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2016 we received interest and dividend income of $12 million, primarily due to interest earned on restricted cash during the first quarter of 2016.

(10)  Income Taxes:

The following is a reconciliation of income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2016	2015	2016	2015

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	4.2	31.4	4.3	7.8
Tax reserve adjustment	6.3	(15.9)	0.7	(3.7)
Domestic production activities deduction	(9.5)	15.8	(2.4)	3.6
Changes in certain deferred tax balances	(0.8)	(9.5)	3.1	6.2
Federal research and development tax credit	1.5	5.4	1.2	1.1
All other, net	-	0.9	0.1	(0.3)
Effective tax rate	36.7%	63.1%	42.0%	49.7%

Income taxes for the nine months ended September 30, 2016 and 2015 include the impact of $16 million and $11 million, respectively, of benefits resulting from the adjustment of deferred tax balances due to the Verizon Acquisition in 2016, and state tax law changes and state filing method changes in 2015. Income taxes for the nine months ended September  30, 2016 and 2015 also include the impact of $6 million and $2 million, respectively, in benefits from the adjustment of Federal research and development credits, along with a $12 million reversal of benefits and a $7 million benefit, respectively, related to the domestic production activities deduction.

Amounts pertaining to income tax related accounts of $149 million and $50 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

In February 2016, we received a Federal income tax refund of $32 million.  In October 2016, we received additional Federal income tax refunds of $81 million.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11)  Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions and shares in thousands, except per share amounts)	2016	2015	2016	2015

Net loss used for basic and diluted earnings (loss)
per share:
Net loss attributable to Frontier common shareholders	$(134)	$(81)	$(454)	$(160)
Less: Dividends paid on unvested restricted stock awards	(1)	(1)	(3)	(2)
Total basic and diluted net loss
attributable to Frontier common shareholders	$(135)	$(82)	$(457)	$(162)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,173,075	1,168,272	1,172,015	1,068,877
Less: Weighted average unvested restricted stock awards	(8,903)	(7,065)	(7,903)	(7,233)
Total weighted average shares outstanding - basic	1,164,172	1,161,207	1,164,112	1,061,644

Basic net loss per share
attributable to Frontier common shareholders	$(0.12)	$(0.07)	$(0.39)	$(0.15)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	1,164,172	1,161,207	1,164,112	1,061,644
Effect of dilutive shares	-	-	-	-
Total weighted average shares outstanding - diluted	1,164,172	1,161,207	1,164,112	1,061,644

Diluted net loss per share
attributable to Frontier common shareholders	$(0.12)	$(0.07)	$(0.39)	$(0.15)

In calculating diluted net loss per share for the three and nine months ended September 30, 2016 and 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and nine months ended September 30, 2016 and 2015, options to purchase 40,000 and 68,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. In calculating diluted EPS, we apply the treasury stock method and include future unearned compensation as part of the assumed proceeds.

Stock Units

At September 30, 2016 and 2015, we had 1,743,345 and 1,334,633 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan) and the 2013 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation because their inclusion would have an antidilutive effect. There were no compensation costs associated with the issuance of stock units for the nine months ended September 30, 2016 and ($1) million for the nine months ended September 30, 2015.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of September 30, 2016 and 2015, as their impact was antidilutive.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12)  Stock Plans:

At September 30, 2016, we had  six  stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under five of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At September 30, 2016, there were 20,000,000 shares authorized for grant and 6,460,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs). Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

The following summary presents information regarding LTIP target performance shares as of September 30, 2016 and changes during the nine months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2016	2,525
LTIP target performance shares granted	1,669
LTIP target performance shares earned	(887)
LTIP target performance shares forfeited	-
Balance at September 30, 2016	3,307

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the nine months ended September 30, 2016 and 2015,  we recognized compensation expense, reflected in “Selling, general and administrative expenses,” of $4 million and $6 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2016 and changes during the nine months then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2016	7,048	$5.93	$33
Restricted stock granted	5,627	$4.39	$23
Restricted stock vested	(3,692)	$5.25	$15
Restricted stock forfeited	(54)	$6.00
Balance at September 30, 2016	8,929	$5.24	$37

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2016 was $33 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Shares granted during the first nine months of 2015 totaled 2,814,000. The total fair value of shares of restricted stock granted and vested at September 30, 2015 was approximately $13 million and $15 million, respectively. The total fair value of unvested restricted stock at September 30, 2015 was $34 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2015 was $7.92 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,”  of $14 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively, has been recorded in connection with these grants.

(13)  Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at September 30, 2016 and 2015, and changes for the nine months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total

Balance at January 1, 2016	$(584)	$20	$211	$(353)
Other comprehensive income (loss) before reclassifications	(105)	-	40	(65)
Amounts reclassified from accumulated other comprehensive loss	30	(6)	(9)	15
Net current-period other comprehensive income (loss)	(75)	(6)	31	(50)
Balance at September 30, 2016	$(659)	$14	$242	$(403)

	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total
Balance at January 1, 2015	$(532)	$(119)	$247	$(404)
Other comprehensive income (loss) before reclassifications	-	-	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	22	3	(10)	15
Net current-period other comprehensive income (loss)	22	3	(12)	13
Balance at September 30, 2015	$(510)	$(116)	$235	$(391)

As a result of the Verizon Acquisition, the Frontier Communications Pension Plan (the Plan) was remeasured.  This remeasurement resulted in a decrease in the discount rate from 4.5% at December 31, 2015 to 4.0% at the date of the Verizon Acquisition.  This change in the discount rate resulted in  a remeasurement charge to Other comprehensive income (loss) of $105 million during the third quarter of 2016.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended September 30,		For the nine months ended September 30,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2016	2015	2016	2015	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(9)	$(9)	$(30)	$(22)	Income (loss) before income taxes
Tax impact	3	3	11	8	Income tax (expense) benefit
	$(6)	$(6)	$(19)	$(14)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$2	$1	$7	$3
Actuarial gains (losses)	-	(1)	(1)	(6)
	2	-	6	(3)	Income (loss) before income taxes
Tax impact	-	-	(2)	1	Income tax (expense) benefit
	$2	$-	$4	$(2)	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)  Retirement Plans:

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2016	2015	2016	2015

Components of net periodic pension benefit cost
Service cost	$16	$14	$63	$41
Interest cost on projected benefit obligation	24	22	89	66
Expected return on plan assets	(30)	(32)	(122)	(96)
Amortization of unrecognized loss	9	9	30	22
Net periodic pension benefit cost	$19	$13	$60	$33

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2016	2015	2016	2015

Components of net periodic postretirement benefit cost
Service cost	$6	$5	$14	$14
Interest cost on projected benefit obligation	10	7	27	22
Amortization of prior service cost/(credit)	(2)	(1)	(7)	(3)
Amortization of unrecognized loss	-	1	1	6
Net periodic postretirement benefit cost	$14	$12	$35	$39

During the first nine months of 2016 and 2015, we capitalized $18 million and $15 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

In connection with the completion of the Verizon Acquisition, certain employees were transferred to the Plan effective April 1, 2016. Our pension plan assets increased from $1,572 million at December 31, 2015 to $2,858 million at September 30, 2016, an increase of $1,286 million, or 82%. This increase was a result of cash transfers and accounts receivable from Verizon and the Verizon pension plan trusts of $1,127 million related to the Verizon Acquisition, positive investment returns of $235 million, net of investment management and administrative fees, and Frontier contributions of $25 million, partially offset by benefit payments of $101 million during the first nine months of 2016.

During the third quarter of 2016, Frontier contributed a real estate property with an aggregate fair value of $15 million for the purpose of funding a portion of its contribution obligations to the Plan. We have entered into a long-term lease arrangement with the Plan. The property is managed on behalf of the Plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

We made total contributions to our pension plan during the nine months ended September 30, 2016 of $25 million, consisting of cash payments of $10 million and the contribution of real property with a fair value of $15 million.  An additional cash contribution of $3 million was made on October 15, 2016, for total contributions of $28 million in 2016. Frontier estimates that there are no further contributions required for 2016.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15)  Commitments and Contingencies:

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

During the first nine months of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of September 30, 2016.

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

•	our ability to implement successfully our recently announced organizational structure changes;

•	reductions in revenue from our voice customers that we cannot offset with increases in revenue from broadband and video subscribers and sales of other products and services;

•	our ability to maintain relationships with customers, employees or suppliers;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	our ability to successfully introduce new product offerings;

•	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets;

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

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of severe weather events or other natural or man-made disasters, which may increase our operating expenses or adversely impact customer revenue; and

•	the impact of potential information technology breaches, data security breaches or other disruptions.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Overview

Verizon Acquisition: On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Operations).    Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the Verizon Acquisition. Historical financial and operating data presented for Frontier includes the results of the CTF Operations that were acquired in the Verizon Acquisition from the date of acquisition on April 1, 2016 and is not indicative of future operating results. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for Frontier operations as of and for the three and nine months ended September 30, 2016 and 2015. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2016 financial data for Frontier legacy operations (excluding the CTF Operations) in comparison to 2015. See Note 3 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report for a discussion of the Verizon Acquisition.

Based on operating results, current estimates and assumptions, we are currently realizing cost synergies and anticipate further cost synergies with respect to the operations acquired in the Verizon Acquisition, by leveraging the scalability of our existing corporate administrative functions and information technology and network systems.  We have replaced functions formerly provided by Verizon or third-party service providers at a cost which, collectively, is less than the expense of these shared services previously allocated to the CTF Operations by Verizon. As of June 30, 2016, we estimated that approximately $1 billion of expected annualized cost synergies had been achieved resulting from our operation of the CTF Operations versus the CTF historical results.

Our consolidated statement of operations for the nine months ended September 30, 2016 includes $2,494 million of total revenue and $454 million of operating income related to the six months of operating results for the CTF Operations from the date of the acquisition on April 1, 2016.

New Organizational Structure:  On November 1, 2016, we announced a new organizational structure, which will become effective December 1, 2016.  Under this new structure, we are creating separate and specialized consumer and commercial business units, as well as centralizing our non-operations functions (including Engineering, Finance, Human Resources, Communications and Marketing) while repositioning our existing seven regional organizations as field operations units.  This new organizational structure will enable us to focus on the differing needs of consumer and business customers, more efficiently allocate resources, increase standardization of business processes, and improve operational performance.

Video: A key strategic initiative for Frontier is the introduction of video service, to be marketed under our Vantage video brand, in a number of our existing markets, with a cost-effective, success-based capital outlay, by leveraging our fiber to the node architecture. This represents a potential incremental revenue opportunity for Frontier that takes advantage of our increasing scale and the substantial investments that we have already made in our broadband network. We believe that we are the eighth largest provider of linear video services to residential customers in the United States, based on the total number of residential video customers. As of September 30, 2016, we have 1.24 million linear video subscribers that are served with FiOS® video or Vantage video service. In addition to our linear video subscribers, we have 280,000 DISH® satellite video customers.

Broadband: A key element of our strategy is to enable and strengthen the broadband capabilities of our network. As of September 30, 2016, we had the capability to offer broadband to approximately 8 million households, or 93% of the 8.6 million households in our legacy markets. During the three and nine months ended September 30, 2016, we lost approximately 99,200 and 151,800, respectively, net broadband subscribers on a consolidated basis, primarily due to lower gross activations and slightly higher customer churn. We continue to invest in network speed and capacity to support our goal of increasing broadband penetration and market share. In our legacy markets, we continue to invest in our network and in our management and provisioning platforms to expand higher-speed products. To date in 2016, we have upgraded more than 800,000 addressable households to 50 Mbps or higher speed capability, with an incremental 300,000 homes to be completed in our CTF Operations by the first quarter of 2017. The combination of our plans to upgrade both the legacy and CTF markets will improve our speed profile to approximately 2 million households. Following completion, over 40% of our households will be capable of receiving speeds in excess of 50 Mbps.

Revenue Summary: Total consolidated revenue for the nine months ended September 30, 2016 increased $2,324 million to $6,487 million as compared to the nine months ended September 30, 2015. Excluding additional revenue of $2,494 million attributable to the CTF Operations, our revenue for the nine months ended September 30, 2016 decreased $170 million, or 4%, as compared to the first nine months of 2015. This decline in 2016 is primarily the result of decreases in voice services

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

revenues and lower switched and nonswitched access revenue, partially offset by an increase in subsidy revenues and data services revenue, each as described in more detail below. Customer revenue for the nine months ended September 30, 2016 increased $2,197 million to $5,889 million as compared to the first nine months of 2015. Excluding additional customer revenue of $2,371 million attributable to the CTF Operations, our customer revenue for the first nine months of 2016 decreased $174 million, or 5%, as compared to prior year period.

Customer trends and revenue performance: We provide service and product options in our residential and business offerings to the customer base in each of our markets which results in a better customer experience that allows us to maximize retention of existing customers and attract new customers. As of September 30, 2016, 64% of our residential broadband customers were subscribed to at least one other service offering.

Total consolidated residential revenue for the first nine months of 2016 increased $1,349 million, or 73%, as compared to the prior year period. Total consolidated residential revenue for the nine months ended September 30, 2016 included $1,455 million of revenue attributable to the CTF Operations. Residential customer revenues for our legacy operations for the three and nine months ended September 30, 2016 decreased $36 million, or 6%, and $106 million, or 6%, respectively, compared to the third quarter and first nine months of 2015. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per minute of use as a result of competition and the availability of substitutes, a trend which we expect will continue. Our residential customer monthly churn was 2.08% and 1.94%, for the three and nine months ended September 30, 2016, compared to 1.97% and 1.84% for the three and nine months ended September 30, 2015. We had approximately 5,073,000 and 3,147,000 total residential customers as of September 30, 2016 and 2015, respectively. Through September 30, 2016, we had a net increase of 1,949,000 residential customers from the beginning of the year. These residential customer increases were principally due to the addition of 2,321,000 customers as part of the Verizon Acquisition, partially offset by a decline of 372,000 customers during the first nine months of 2016. The consolidated monthly average revenue per customer (ARPC) for our residential customers was $82.34 and $76.11 for the three and nine months ended September 30, 2016 compared to $63.83 and $64.18 for the three and nine months ended September 30, 2015. The overall increase in residential ARPC is a result of higher video revenue from our CTF Operations and improvements in data services revenue for our legacy operations, partially offset by lower voice services revenue. We expect to improve our video and data subscriber trends for our Frontier legacy operations, and we do anticipate continuing declines in voice services revenue as fewer residential customers subscribe to landline voice services.

Total consolidated business revenue for the first nine months of 2016 increased $848 million, or 46%, as compared to the prior year period. Total consolidated business revenue for the nine months ended September 30, 2016 included $916 million of revenue attributable to the CTF Operations. Total business revenue for our legacy operations declined $26 million, or 4%, and $68 million, or 4%, as compared with the three and nine months ended September 30, 2015, principally as a result of decreases in our voice services revenue and wireless backhaul revenue. We had approximately 516,000 and 294,000 total business customers as of September 30, 2016 and 2015, respectively. Through September 30, 2016, we had a net increase of 227,000 business customers from the beginning of the year. These business customer increases were principally due to the addition of 250,000 customers as part of the Verizon Acquisition, partially offset by a decline of 23,000 customers during the first nine months of 2016. We incurred a reduction of approximately 2% of our business customers, net, during each of the three month periods ended September 30, 2016 and 2015, and 4% and 3% during the nine months ended September 30, 2016 and 2015, respectively. The consolidated ARPC for our business customers decreased $25.28, or 4%, to $668.30 and $10.83, or 2%, to $676.80 during the three and nine months ended September 30, 2016 as compared with the three and nine months ended September 30, 2015. The business ARPC decrease is primarily attributable to our CTF markets having lower ARPC per SME (small business, medium business and larger enterprise customers) customer and proportionally fewer wholesale customers relative to total business customers as compared to our legacy markets. We expect the declines in voice services revenues and wireless backhaul revenues from business customers to continue in 2016, mitigated, in part, by increases in data services revenues. We have seen modest increases in our revenues from SME customers in 2016, and our Ethernet product revenues from our SME and carrier customers has grown by 8%  (within our legacy operations) in the first nine months of 2016 as compared to the prior year, partially offsetting the decline in wireless backhaul revenue.

Total switched access and subsidy revenue of $598 million represented 9% of our revenues for the nine months ended September 30, 2016. Switched access revenue was $130 million for the nine months ended September 30, 2016, or 2% of our revenues, as compared to $135 million, or 3% of our revenues, for the nine months ended September 30, 2015. The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017 with a related decline in operating expenses. Switched access revenue declined sequentially in the third quarter of 2016, reflecting the rate reductions mandated by the 2011 Order, and we anticipate that we have experienced nearly all of the rate decline related

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

to the 2011 Order.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout the remainder of 2016. We expect declining revenue trends in switched access revenue to continue during the remainder of 2016. Subsidy revenue, including CAF Phase II subsidies, was $468 million, or 7% of our revenues, for the nine months ended September 30, 2016, as compared to $336 million, or 8%, of our revenues, for the nine months ended September 30, 2015.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Results of Operations

REVENUE AND CUSTOMER RELATED METRICS

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$809	$359	$450	$(50)	(10)%	$500
Data and Internet services	1,045	464	581	(8)	(1)%	589
Video	392	327	65	(6)	(8)%	71
Other	73	8	65	2	3%	63
Customer revenue	2,319	1,158	1,161	(62)	(5)%	1,223
Switched access and
subsidy	205	54	151	(50)	(25)%	201
Total revenue	$2,524	$1,212	$1,312	$(112)	(8)%	$1,424

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,272	$702	$570	$(36)	(6)%	$606
Business	1,047	456	591	(26)	(4)%	617
Customer revenue	2,319	1,158	1,161	(62)	(5)%	1,223
Switched access and
subsidy	205	54	151	(50)	(25)%	201
Total revenue	$2,524	$1,212	$1,312	$(112)	(8)%	$1,424

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$2,112	$738	$1,374	$(166)	(11)%	$1,540
Data and Internet services	2,680	927	1,753	5	0%	1,748
Video	879	678	201	(13)	(6)%	214
Other	218	28	190	-	-%	190
Customer revenue	5,889	2,371	3,518	(174)	(5)%	3,692
Switched access and
subsidy	598	123	475	4	1%	471
Total revenue	$6,487	$2,494	$3,993	$(170)	(4)%	$4,163

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$3,187	$1,455	$1,732	$(106)	(6)%	$1,838
Business	2,702	916	1,786	(68)	(4)%	1,854
Customer revenue	5,889	2,371	3,518	(174)	(5)%	3,692
Switched access and
subsidy	598	123	475	4	1%	471
Total revenue	$6,487	$2,494	$3,993	$(170)	(4)%	$4,163

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	As of or for the three months ended
	September 30, 2016		December 31, 2015	% Increase (Decrease)	September 30, 2015	% Increase (Decrease)

Customers (in thousands)	5,589	(1)	3,413	64%	3,441	62%

Residential customer metrics:
Customers (in thousands)	5,073	(1)	3,124	62%	3,147	61%
Average monthly residential
revenue per customer	$82.34		$63.14	30%	$63.83	29%
Customer monthly churn	2.08%		1.76%	18%	1.97%	6%

Business customer metrics:
Customers (in thousands)	516	(1)	289	79%	294	76%
Average monthly business
revenue per customer	$668.30		$700.03	(5)%	$693.58	(4)%

Broadband subscribers (in thousands)	4,404	(2)	2,462	79%	2,434	81%
Video subscribers (in thousands)	1,526	(2)	554	175%	560	173%
Employees	30,358		19,160	58%	18,638	63%

	For the nine months ended
	September 30, 2016		September 30, 2015	% Increase (Decrease)

Residential customer metrics:
Average monthly residential
revenue per customer	$76.11		$64.18	19%
Customer monthly churn	1.94%		1.84%	5%

Business customer metrics:
Average monthly business
revenue per customer	$676.80		$687.63	(2)%

(1)	2,321,000 residential customers, 250,000 business customers and 2,571,000 total customers were acquired at the time of the April 2016 Verizon Acquisition.
(2)	2,093,000 broadband subscribers and 1,187,000 video subscribers were acquired at the time of the April 2016 Verizon Acquisition.

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

Voice services revenue for the three and nine months ended September 30, 2016 decreased $50 million, or 10%, and $166 million, or 11%, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual feature packages, partially offset by increased local voice charges to residential and business end users.

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

Data and Internet services revenue for the three and nine months ended September 30, 2016 decreased $8 million, and increased $5 million, respectively. Data services revenue for the three and nine months ended September 30, 2016 increased $6 million, or 2%, to $345 million and $42 million, or 4%, to $1,035 million. The year to date increase is primarily due to a 2% increase in the total number of broadband subscribers since September 30, 2015, and higher Frontier Secure® revenues. Nonswitched access revenues for the three and nine months ended September 30, 2016 decreased $14 million, or 5%, to $236 million and $37 million, or 5%, to $718 million. The decrease is primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 3% of consolidated total revenues) will continue to be subject to decline in 2016, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Video

Video services include revenues generated from services provided directly to residential customers through the FiOS video and Vantage video brands, and through DISH satellite TV services.

For our Frontier legacy operations, video revenue for the three and nine months ended September 30, 2016 decreased $6 million, or 8%, and $13 million, or 6%, respectively, primarily due to a decrease in the total number of video subscribers.

Other

Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts.

Other revenue for the three months ended September 30, 2016 increased $2 million, or 3%, primarily due to an increase in customer premise equipment sales during the third quarter.

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

Switched access and subsidy revenue for the three and nine months ended September 30, 2016 decreased $50 million, or 25%, and increased $4 million, or 1%, respectively.  Subsidy revenues decreased $39 million and increased $30 million for the three and nine months ended September 30, 2016. The increase in subsidy revenue during the first nine months of 2016 was primarily attributable to the additional CAF Phase II funding that was recognized initially in the third quarter of 2015. Subsidy revenue during the third quarter of 2016 was lower than the third quarter of 2015 primarily due to one-time true-up payments and phasedown support recognized in the third quarter of 2015 in connection with the CAF Phase II program. Switched access revenue decreased $11 million and $26 million, respectively, for the three and nine months ended September 30, 2016, primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013. We expect that these trends underlying the reduction in switched access revenue will continue through 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$440	$286	$154	$(5)	(3)%	$159

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$1,053	$584	$469	$(6)	(1)%	$475

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three and nine months ended September 30, 2016 decreased $5 million, or 3%, and $6 million, or 1%, respectively,  primarily due to a decrease in long distance costs and video content costs, partially offset by increased customer premise equipment costs.

NETWORK RELATED EXPENSES

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$527	$206	$321	$(10)	(3)%	$331

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$1,399	$424	$975	$6	1%	$969

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three and nine months ended September 30, 2016 decreased $10 million, or 3%, and increased $6 million, or 1%, respectively.  The decrease in the third quarter of 2016 was primarily due to a decrease in compensation and certain benefits, including pension and OPEB expense (as discussed below). The increase in the first nine months of 2016 was primarily due to increased outside service costs such as installation and construction, higher regulatory and industry fees, and increased pension costs, slightly offset by lower compensation and benefits.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$593	$253	$340	$(4)	(1)%	$344

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$1,546	$493	$1,053	$48	5%	$1,005

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three and nine months ended September 30, 2016 decreased $4 million, or 1%, and increased $48 million, or 5%, respectively, due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below). Total consolidated severance costs of $11 million were incurred in the third quarter of 2016 and are included in SG&A expenses, including $8 million for our CTF Operations and $3 million for Frontier Legacy.

Pension and OPEB costs

Frontier allocates pension and OPEB costs to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2016	2015	2016	2015

Total pension/OPEB expense	$33	$25	$95	$72
Less: capitalized into
capital expenditures	(5)	(5)	(18)	(15)
Net pension/OPEB costs	$28	$20	$77	$57

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$323	$88	$235	$(10)	(4)%	$245
Amortization expense	255	189	66	(14)	(18)%	80
	$578	$277	$301	$(24)	(7)%	$325

The fair value estimates related to the allocation of the purchase price to Property, plant & equipment and Other intangibles were revised and updated during the third quarter of 2016 from the initial estimates as of June 30, 2016.  The allocation that was reported as of June 30, 2016 for Property, plant & equipment decreased $1,378 million, from $7,693 million to $6,315 million, and for Other intangibles increased $1,029 million, from $1,160 million to $2,189 million.  These adjustments resulted in lower depreciation expense during the third quarter ($57 million of which is attributable to the second quarter) and higher amortization expense during the third quarter ($62 million of which is attributable to the second quarter).

	For the nine months ended September 30,
	2016					2015
			Frontier Legacy
	Consolidated	CTF		$ Increase	% Increase
	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$1,009	$297	$712	$(29)	(4)%	$741
Amortization expense	460	242	218	(42)	(16)%	260
	$1,469	$539	$930	$(71)	(7)%	$1,001

Depreciation and amortization expense for the three and nine months ended September 30, 2016 decreased $24 million, or 7%, and $71 million, or 7%, primarily due to the accelerated method of amortization related to the customer lists that were acquired in our 2010 transaction with Verizon and in the Connecticut Acquisition, combined with changes in the remaining useful lives of certain plant assets and a lower net asset base.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ACQUISITION AND INTEGRATION COSTS

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Verizon Acquisition	$122	$46	$76	165%
Connecticut Acquisition	-	12	(12)	(100)%
Total acquisition and integration costs	$122	$58	$64	110%

	For the nine months ended September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)

Verizon Acquisition	$387	$112	$275	246%
Connecticut Acquisition	-	38	(38)	(100)%
Total acquisition and integration costs	$387	$150	$237	158%

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses incurred to integrate the network and information technology platforms and to enable other integration initiatives.

We invested $99 million and $78 million in capital expenditures related to the Verizon Acquisition during the nine months ended September 30, 2016 and 2015, respectively.

We also invested $23 million in capital expenditures related to the Connecticut Acquisition during the nine months ended September 30, 2015.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2016	2015	(Decrease)	(Decrease)

Investment and other income (loss), net	$(4)	$1	$(5)	(500)%
Interest expense	$386	$246	$140	57%
Income tax benefit	$(46)	$(24)	$(22)	(92)%

	For the nine months ended September 30,		$ Increase	% Increase
	2016	2015	(Decrease)	(Decrease)

Investment and other income (loss), net	$7	$3	$4	133%
Interest expense	$1,145	$751	$394	52%
Income tax benefit	$(212)	$(92)	$(120)	(130)%

Investment and other income (loss), net

Investment and other income (loss), net for the nine months ended September 30, 2016 included interest income of $12 million, primarily due to interest earned on restricted cash during the first quarter of 2016, and a loss on debt exchanges in the third quarter of 2016 of $7 million.

Interest expense

Interest expense for the three and nine months ended September 30, 2016 increased $140 million, or 57%, and $394 million, or 52%, respectively, as compared to the three and nine months ended September 30, 2015. We incurred additional interest of $559 million in 2016 on the $6,600 million debt financing and the $1,625 million term loan facility related to the Verizon Acquisition. We incurred commitment fees of $10 million and $184 million on the bridge loan facility related to the Verizon Acquisition during the first nine months of 2016 and 2015, respectively. Our composite average borrowing rate as of September 30, 2016 and 2015 was 8.55% and 8.97%, respectively.

Income tax benefit

Income tax benefit for the three and nine months ended September 30, 2016, increased $22 million and $120 million,  as compared to the three and nine months ended September 30, 2015. The effective tax rate on our pretax loss for the nine months ended September 30, 2016 was 42.0% as compared with 49.7% for the nine months ended September 30, 2015. The increase in income tax benefit was primarily due to the increase in pretax loss.  Income taxes for the nine months ended September 30, 2016 and 2015 include the impact of $16 million and $11 million, respectively, of tax benefits resulting from the adjustment of deferred tax balances due to the Verizon Acquisition in 2016, and state tax law changes and state filing method changes in 2015.

Net loss

Net loss for the third quarter of 2016 was $80 million, or ($0.12) per share, as compared to a net loss of $14 million, or ($0.07) per share, in the third quarter of 2015, and net loss for the first nine months of 2016 of $293 million, or ($0.39) per share, as compared to a net loss of $93 million, or ($0.15) per share, for the nine months ended September 30, 2015.

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of September 30, 2016, we had cash and cash equivalents aggregating to $331 million. Our primary source of funds during the nine months ended September 30, 2016 was restricted and unrestricted cash, along with cash generated from operations.   For the nine months ended September 30, 2016, we used cash flow from operations, restricted cash and cash on hand to principally fund all of our cash investing and financing activities, primarily the Verizon Acquisition, capital expenditures, dividends and debt repayments. On April 1, 2016, we used the restricted cash obtained from the net proceeds of the September 2015 debt offering and June 2015 equity offerings, along with additional borrowings and cash on hand, to finance the Verizon Acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

At September 30, 2016, we had a working capital deficit of $762 million,  including $509 million of long-term debt due within one year, as compared to a working capital surplus of $8,238 million at December 31, 2015.  The decline in working capital is primarily due to a reduction in restricted cash and unrestricted cash and cash equivalents of $9,049 million, primarily related to financing the Verizon Acquisition, and an increase in current liabilities of $513 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased  $9 million to $952 million for the nine months ended September 30, 2016 as compared with the prior year period. The decrease was primarily the result of unfavorable changes in working capital, along with higher interest expense and acquisition and integration costs, partially offset by the addition of our CTF operations.

We received  $35 million in refunds and paid $27 million in net cash taxes during the nine months ended September 30, 2016 and 2015, respectively.

In connection with the Verizon Acquisition,  Frontier recognized acquisition and integration costs of $387 million during the first nine months of 2016  compared to $112 million during the first nine months of 2015. Interest expense of $559 million was incurred during the first nine months of 2016 related to the September 2015 debt offering and the 2015 Credit Agreement (as defined below) compared to $11 million in interest expense during the first nine months of 2015. Additionally, Frontier incurred $10 million of interest expense related to the Verizon Bridge Facility (as defined below) compared to $184 million during the first nine months of 2015.

In connection with the Connecticut Acquisition,  Frontier recognized acquisition and integration costs of $38 million during the first nine months of 2015.

Cash Flows used by Investing Activities

Capital Expenditures

For the nine months ended September 30, 2016 and 2015, our capital expenditures were $1,059 million and $626 million, respectively, including $99 million and $101 million, respectively, of integration related capital expenditures, associated with the Verizon Acquisition and the Connecticut Acquisition.  In addition to the capital expenditures mentioned above, network expansion funded by previously received Connect America Fund (CAF) Phase I funds amounted to $22 million for the nine months ended September 30, 2015. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. We anticipate capital expenditures for business operations to increase in 2016 to approximately $1,250 million to $1,275 million, as compared to $863 million in 2015, as a result of the Verizon Acquisition and expenditures related to the CAF Phase II program.

Cash Flows used by and provided from Financing Activities

Debt Financings

Refer to the below discussion under Capital Resources – Term Loan Facilities.

Debt Reduction

During the first nine months of 2016 and 2015, we retired an aggregate principal amount of $280 million and $274 million, respectively, of debt consisting of $189 million and $272 million, respectively, of senior unsecured debt. Additionally, we repaid $91 million and $2 million of secured debt during the first nine months of 2016 and 2015, respectively.

During the third quarter of 2016, we completed non-cash debt exchanges, including related accrued interest, of $167 million of our 8.25% Notes due April 2017 for approximately $171 million of our 10.5% Notes due September 2022. A pre-tax loss of approximately $7 million was recognized and included in “Investment and other income (loss), net” in our consolidated statements of operations.

In October 2016, we completed additional debt exchanges, including related accrued interest, of $84 million of our 8.25% Notes due April 2017 for approximately $66 million of our 8.875% Notes due September 2020 and $17 million of our 10.5% Notes due September 2022. As a result of these exchanges, $84 million of amounts classified as “Long-term debt due within one year” on the consolidated balance sheet was reclassified as “Long term debt”  as of September 30, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of September 30, 2016, we had $38 million of debt maturing during the last three months of 2016; $509 million and $733 million of debt will mature in 2017 and 2018, respectively.

Bridge Facilities

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $184 million during the nine months ended September 30, 2016 and 2015, respectively. The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

Term Loan Facilities

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the Verizon Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, which commenced on June 30, 2016. The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).  Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the States of Illinois, Indiana, Michigan, Ohio, and Wisconsin.

Frontier has two senior secured credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto: the first, drawn in 2011 (the 2011 CoBank Credit Agreement), was refinanced in October 2016 with a similar facility for $315 million, maturing on October 12, 2021 (the 2016 CoBank Credit Agreement), and the second, drawn in 2014 (the 2014 CoBank Credit Agreement), matures on October 24, 2019. We refer to the 2011 CoBank Credit Agreement, the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements. Borrowings under each of the CoBank Credit Agreements are secured by a pledge of the stock of Frontier North, Inc.

Repayment of the outstanding principal balance for the 2016 CoBank Credit Agreement will be made in quarterly installments of approximately $8 million beginning December 31, 2016. The remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2016 CoBank Credit Agreement). The term loan under the 2016 CoBank Credit Agreement is secured by a pledge of the stock of Frontier North Inc.

As a result of the above debt related transactions in October 2016, $270 million of amounts classified as “Long-term debt due within one year” on the consolidated balance sheet was reclassified as “Long term debt”  as of September 30, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Revolving Credit Facility

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018. As of September 30, 2016,  the Revolving Credit Facility was fully available and no borrowings had been made thereunder. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.  Any borrowings under the Revolving Credit Agreement will be secured by a pledge of the stock of Frontier North, Inc.

Covenants

The terms and conditions contained in our indentures, the CoBank Credit Agreements, the 2015 Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions. We would be restricted from declaring dividends under the CoBank Credit Agreements, the 2015 Credit Agreement and the Revolving Credit Agreement if an event of default occurred and was continuing at the time or would result from the dividend declaration. In addition, under the Certificate of Designations of our 11.125% Mandatory Convertible Preferred Stock, Series A, we would be restricted from paying dividends on our common stock, if we failed to declare and pay dividends on our Series A Preferred Stock.

The CoBank Credit Agreements, the 2015 Credit Agreement and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

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

As of September 30, 2016, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $161 million were paid during the nine months ended September 30, 2016.

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

Contractual Obligations

During the first nine months of 2016, we increased our outstanding performance letters of credit from $50 million at December 31, 2015 to $125 million as of September 30, 2016.

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

Transition of Chief Financial Officer

As previously announced, John M. Jureller will step down as Executive Vice President and Chief Financial Officer of Frontier, effective at the close of business on November 4, 2016.  A copy of his Separation Agreement and Release is attached hereto at Exhibit 10.1.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

R. Perley McBride has been appointed Executive Vice President and Chief Financial Officer, effective at the close of business on November 4, 2016.  Mr. McBride, age 50, has over two decades of experience in financial roles in the communications industry, including more than a decade at Frontier earlier in his career, and was most recently CFO at Cable & Wireless Communications Plc.  Previously, Mr. McBride served as Chief Financial Officer at Leap Wireless International, which operated the Cricket Communications mobile brand, from December 2012 through May 2014 and was part of the Executive team that led the business through its acquisition by AT&T Inc. Prior to Leap Wireless, he served as Executive Vice President of Finance at The Weather Company, owner of The Weather Channel among other assets, between 2010 and 2012. He also served in several senior financial management roles at Frontier between 1999 and 2010, and also between 1994 and 1997.

Pursuant to his Offer of Employment letter, a copy of which is attached hereto as Exhibit 10.2, Mr. McBride will receive an annual base salary of $650,000, will be eligible for an annual cash incentive under the Frontier Bonus Plan with a target incentive of 100% of base salary (which will be prorated for 2016), will be granted restricted stock awards with an annual target value of $1,450,000 and will be granted performance share awards with an annual target valued at $760,000.  Stock-based awards will be granted on terms consistent with awards granted to Frontier’s other executive officers.  As an inducement to accept employment with Frontier, Mr. McBride received a sign-on grant of restricted stock having a market value of $250,000.  Mr. McBride will be an “at-will” employee of Frontier and will have no specified term as Chief Financial Officer.  He will be eligible for benefits available to executive officers generally.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2016,  88% of our total debt had fixed interest rates.  We had no interest rate swap agreements related to our fixed rate debt in effect at September 30, 2016. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.   Our undrawn  $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2016, the fair value of our long-term debt was estimated to be approximately $17.8 billion, based on prevailing interest rates, our overall weighted average borrowing rate was 8.55% and our overall weighted average maturity was approximately eight years. As of September 30, 2016,  there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2015.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2016 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets increased from $1,572 million at December 31, 2015 to $2,858 million at September 30, 2016,  an increase of $1,286 million, or 82%. This increase was a result of cash transfers and accounts receivable from Verizon and the Verizon pension plan trusts of $1,127 million related to the Verizon Acquisition, positive investment returns of $235 million, net of investment management and administrative fees, and contributions of $25 million,  partially offset by benefit payments of $101 million during the first nine months of 2016.

We made total contributions to our pension plan during the nine months ended September 30, 2016 of $25 million, consisting of cash payments of $10 million and the contribution of real property with a fair value of $15 million.  An additional cash

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

contribution of $3 million was made on October 15, 2016 for total contributions of $28 million in 2016. Frontier estimates that there are no further contributions required for 2016.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2016,  that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at September 30, 2016.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2016 to July 31, 2016
Employee Transactions (1)	2,663	$ 5.01

August 1, 2016 to August 31, 2016
Employee Transactions (1)	1,525	$ 4.98

September 1, 2016 to September 30, 2016
Employee Transactions (1)	83	$ 4.58

Totals July 1, 2016 to September 30, 2016
Employee Transactions (1)	4,271	$ 4.99

(1) Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits

(a)	Exhibits:

	10.1	Separation Agreement and Release, dated September 14, 2016, between Frontier and John M. Jureller.
	10.2	Offer of Employment Letter, dated September 1, 2016, between Frontier and R. Perley McBride.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Controller
(Principal Accounting Officer)

Date: November 3, 2016