Form 10-K
period 2016-12-31
FRONTIER COMMUNICATIONS CORP
filed 2017-03-01
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 001-11001

FRONTIER COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

    Large Accelerated Filer  ☒       Accelerated Filer  ☐        Non-Accelerated Filer  ☐       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 was $5,764,318,000 based on the closing price of $4.94 per share on such date. The number of shares outstanding of the registrant's common stock as of February 10, 2017 was 1,172,525,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Frontier’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 5.4 million customers, 4.3 million broadband subscribers and 28,300 employees, operating in 29 states. In recent years, Frontier has completed multiple acquisitions.  On April 1, 2016, we acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt.

Frontier’s Service Territories

How We Serve Our Customers

We conduct business with both residential and business customers.

Residential. We provide broadband, video, voice and other services and products to our residential customers.  We deliver these services generally over a combination of fiber and copper based networks.

Business (commercial customers and wholesale carrier customers).

Commercial.  We sometimes refer to our commercial customers as SME (small business, medium business and larger enterprise) customers.  We provide a broad range of services to our SME customers, including broadband service, Ethernet service, traditional circuit-based services (TDM services) and voice services.  We also sell customer premise equipment (CPE) and provide CPE-related maintenance services.

-	Larger Enterprise: Fortune 1000, multi-location companies, large government entities, large educational institutions, and non-profits.

-	Medium Business: Single or multi-location companies and mid-sized government entities, educational institutions and non-profits.

-	Small Business: Mostly single-location businesses, the smaller of which have purchase patterns similar to residential customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Carrier.  Carrier customers are often referred to as wholesale customers and include national operators such as AT&T and Verizon, Local Exchange Companies that need to access locations within Frontier’s footprint, Competitive Local Exchange Companies (CLECs) and wireless carriers.  Carrier customers buy both voice and data services.

Services and Products

We offer a broad portfolio of communications services for residential and business customers.  These services are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

Data and Internet services.  We offer a comprehensive range of broadband services. The principal residential service we provide is broadband internet service. Commercial services include Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS), Time Division Multiplexing (TDM) data transport services and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also offer wireless broadband services (using unlicensed spectrum) in select markets utilizing networks that we own or operate.  In addition, we offer our Frontier Secure suite of products, including computer security, cloud backup and sharing, identity protection and equipment insurance.

Video services.  We offer video services under the Vantage brand to certain of our customers in portions of Connecticut, South Carolina, Minnesota, and Illinois and under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets.

Voice services. We provide voice services, including data-based VoIP, long distance and voice messaging services, to residential and business customers in our markets.  These services are billed monthly in advance. Long distance service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers.  Our long distance services are billed in advance for unlimited use service and on a per minute-of-use basis for a fixed number of minutes.

We also offer packages of communications services.  These packages permit customers to bundle their products and services, including voice service, video and Internet services, and other product offerings.

Access services.  We offer a range of access services.  Our switched access services allow other carriers to use our facilities to originate and terminate their local and long distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges have been based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.  Intercarrier compensation reform has impacted the rates that we may charge for these services. See, “Regulatory Environment” below.  Other access services we offer, such as special access, allow other carriers to have a continuous, non-switched connection to customers within our service territory.

Customer Premise Equipment.  We offer our SME customers third-party communications equipment tailored to their specific business needs by partnering with Mitel, Airbus, Avaya, Hewlett Packard, Adtran and other equipment manufacturers. CPE is typically sold in conjunction with voice, data and Internet services, and may also be sold on a standalone basis.

Frontier Operating Strategies

Grow Broadband and Invest in our Network.  A main component of our strategy is to enable and strengthen the broadband capabilities of our network.  We focus on broadband as the core growth component of our service offering, either bundled with our voice and/or video services, or on a standalone basis.  We continuously improve our broadband speeds and availability in our markets and view these investments as opportunities to attract and retain a greater number of customers and increase average revenue per residential and business customer.  Our capital expenditures include enhancing the existing outside plant by expanding fiber-based infrastructure throughout our network, upgrading network hardware, expanding transport capacity of our middle-mile and data backbone, and growing our video capabilities.  We continue to deploy next generation Broadband Remote Access Servers throughout our network to facilitate the expansion of broadband and video service offerings and increase broadband speeds. Similarly, for our commercial customers we are focused on expanding and upgrading our premium Ethernet service offerings across our network.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Improve Customer Experience and Retention. We provide multiple service and product options in our residential and business offerings to the customer base in each of our markets. We believe this strategy results in a better customer experience and allows us to maximize retention of existing customers and to attract new customers. At December 31, 2016, 63% of our residential broadband customers subscribed to at least one other service offering. Our bundled services include broadband, voice, and video offerings, including simplified messaging services, higher speed products and digital security products.  In late 2016, we announced a new organization structure, including separate and specialized consumer and commercial operations which will focus on the differing needs of these customer groups.

Improve Productivity and Operational Efficiency.  We continuously engage in productivity initiatives with a focus on simplifying our processes, eliminating redundancies and further reducing our cost structure while improving our customer service capabilities.  We have achieved significant day one cost savings in the wireline acquisition in California, Texas and Florida in 2016.  There are substantial operational cost take-out opportunities that we are aggressively pursuing across all of our properties.

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

We have expanded and enhanced our fiber optic and copper transport systems to support increasing customer demand for high bandwidth transport services. We routinely enhance our network and upgraded with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical Add/Drop Multiplexers (ROADM) transport systems, Very High Bit-Rate Digital Subscriber Line  (VDSL) broadband equipment, and VoIP switches.  These systems will support advanced services such as Ethernet, Dedicated Internet, Multiprotocol Label Switching (MPLS) transport, and VoIP.  The network is designed with redundancy and auto-failover capability on our major circuits.

We connect to the households and business locations in our service territory using a combination of fiber optic and copper technologies.  In some cases we provide direct fiber into a residence or a business premises.  In other cases a location is served with a hybrid combination of fiber and copper.  Residences in our service territory are served by fiber-to-the-home (FTTH) and by fiber-to-the-node (FTTN), meaning fiber carries the traffic to an intermediate location where the signals are converted to copper wire for the final delivery to the household.  We provide data, video, and voice services to the customer over both of these architectures.

As of December 31, 2016, our broadband availability to the households throughout Frontier’s territories is as follows:

(Downstream speed capability)	Number of Households (in millions)	% of Households with capability

Up to 10 Mbps	13.4	88%
10 Mbps and above	8.9	58%
25 Mbps and above	6.0	39%
50 Mbps and above	4.5	29%
100 Mbps and above	3.6	24%

No broadband capability	1.8	12%

Total Households	15.2

In certain markets, we have begun to offer residential broadband services with 1 gigabit download speed capabilities.

Rapid and significant changes in technology are occurring in the communications industry.  Our success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our existing network

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

architecture strategy will enable us to respond to these ongoing technological changes efficiently. In addition, we anticipate reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. We will continue to make strategic enhancements to our network, with a focus on higher return investments.

Competitive Positioning

Competition for residential customers comes from cable operators, wireless carriers and online video providers, among others.

-

Cable operators: in a majority of our markets, cable operators offer high speed Internet, video and voice services than we do and compete with us aggressively on speed and price by marketing their offerings with significant promotional period pricing.

-

Wireless carriers: primarily compete with us for broadband, video, and voice services in our markets by offering increasingly larger data packages to mobile customers.  The percentage of homes with a landline telephone has been declining, a trend we expect will continue.

-

Online video providers: many consumers are opting for internet-delivered video services (Over the Top, or OTT) through providers such as Netflix, Hulu, Amazon,  YouTube and DirecTV Now rather than traditional, multi-channel video.  In response, we have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services.

Many residential customers prefer to bundle their voice, data and Internet and video services with a single provider.  In areas where we do not directly offer a network based video service, we offer satellite TV video service through DISH.  This can impact acquisition of new customers and retention of existing customers, representing a critical factor for the attachment of video, broadband and voice products. As of December 31, 2016 34% of our residential customers subscribed to at least two service offerings, and 19%  subscribed to at least three service offerings.

Competition for business customers comes from telecommunications providers, cable operators, CLECs and other enterprises, some of which are substantially larger than us.  As compared to our residential customers, these customers often require more sophisticated and more data-centered solutions (e.g., IP PBX, E911 networks, Ethernet, SIP trunking).

In order to remain competitive, we must continue to evolve our product offerings to remain current with the changing needs of the market, to provide strong customer service and support, to invest in our network so we maintain adequate capacity and can deliver new capabilities as needed, and to package our offerings to make them attractive to customers.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC and the state regulatory agencies to continue to revise the statutes and regulations governing communications services.

Regulation of our business

We are subject to federal, state and local regulation and we have various regulatory authorizations for our regulated service offerings.  At the federal level, the FCC generally exercises jurisdiction over information services, interstate or international telecommunications services and over facilities to the extent they are used to provide, originate or terminate interstate or international services.  State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate or terminate those services.  Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services.  In addition, local governments often regulate the public rights-of-way necessary to install and operate networks, and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way. Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises and construction permits and to abide by applicable building codes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Some states regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them.  Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent telephone companies and competitive local exchange carriers, in accordance with rules set by the FCC.  The FCC and state regulatory commissions also impose fees on providers of telecommunications services to support state universal service programs.  Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

In addition, in some states we are subject to operating restrictions and minimum service quality standards (the failure to meet such restrictions may result in penalties).  We also are required to report certain financial information.  At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped.  Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states.  These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures.  In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments.  Approximately 19% of our total access lines at December 31, 2016 are in state jurisdictions under the rate of return regulatory model.  We will continue to advocate for no or reduced regulation with various regulatory agencies in those states.  In some of our states, we have already been successful in reducing or eliminating price regulation on end-user services.

Federal Regulatory Environment

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

The current status of material regulatory initiatives is as follows:

Federal High-Cost Subsidies: The FCC has adopted rules changing the eligibility requirements for federal subsidies offered to wireline carriers providing service to high-cost, low-density markets, as well as the amounts of such subsidies, as follows:

Connect America Fund (CAF):  On November 18, 2011, the FCC adopted the Universal Service Fund (USF)/Intercarrier Compensation (ICC) Report and Order (the 2011 Order), which changed how federal subsidies are calculated and disbursed, and began the transition of Federal USF (Universal Service Fund), which supported voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas.  Frontier received $133 million from 2012 through 2014 across two rounds of CAF Phase I funding to make broadband available to approximately 194,600 previously unserved or underserved households. We completed deployment of broadband service to the first round of CAF Phase I households in 2015 as required by the FCC rules and will complete the second round of CAF Phase I build by the March 2017 deadline.

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program.  The intent of these offers is to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high cost unserved or underserved areas. Frontier accepted the CAF Phase II offer in 29 states, including our CTF properties, which provides for $332 million in annual support, through 2020 and a commitment to make broadband available to approximately 774,000 households.  CAF Phase II support is a successor to the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving prior to the CTF acquisition, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas.  In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

less than the prior annual frozen high cost support funding.  The frozen support phasedown support was $35 million in 2015 and $27 million in 2016, and is expected to be $17 million in 2017 and $6 million in 2018.

In 2017, the FCC is expected to adopt a competitive bidding process to continue to distribute CAF Phase II funding in those high-cost areas where price cap carriers declined the FCC’s offer of support, possibly presenting a new support and deployment opportunity.  The FCC’s competitive bidding process has not yet been finalized, therefore, Frontier is unable to determine whether it will participate in any competitive bid process at this time.

Intercarrier Compensation: In the 2011 Order, the FCC also reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate switched traffic, and began a multi-year transition to the new rates. The 2011 Order provided for the gradual elimination of terminating traffic charges by July 2017 with a related decline in operating expenses. Switched access revenue declined sequentially in the third quarter of 2016, reflecting the rate reductions mandated by the 2011 Order, and we anticipate that we have experienced nearly all of the rate decline related to the 2011 Order. Frontier has been able to recover a significant portion of those lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue through 2017 and beyond.  There are no longer any active Intercarrier Compensation-related challenges to the 2011 Order, and we believe that the 2011 Order provides a stable regulatory framework to facilitate our ongoing focus on the deployment of broadband into our rural markets.

Special Access: The FCC also has an ongoing proceeding, which dates back to 2015, to consider whether to make changes to its regulatory regime governing special access services, including whether to mandate lower rates, change standards for deregulation and pricing flexibility, or to require changes to other terms and conditions.  In connection with its inquiry into specifically identified special access tariff pricing plans discussed below, on April 28, 2016, the FCC released a Notice of Proposed Rulemaking on special access or “business data” services.  It sought comment on proposed changes to the way the FCC regulates traditional special access services based on market competition, and on a proposal to adopt pricing rules for Ethernet services in markets that are found to be “noncompetitive.”  On October 7, 2016, the FCC released a Fact Sheet detailing former FCC Chairman Wheeler’s proposal for addressing special access issues, though this proposal was never adopted.  The composition of the FCC has since changed following the Presidential election, and as a result the proceeding remains open and the potential impact to Frontier of this proceeding is unknown.

On April 28, 2016, the FCC completed its inquiry into whether certain terms and conditions contained in specifically identified special access tariff pricing plans offered by four carriers, including Frontier, are just and reasonable. The FCC held that certain of the tariff terms for business data TDM services, specifically DS1s and DS3s, were unreasonable. Specifically, the FCC struck down “excessive” early termination fees and “all-or-nothing” provisions. Frontier has revised its tariffs in accordance with the FCC’s Order. The FCC’s decision has no retroactive effect, and there has been no material impact to Frontier from it. The FCC deferred the issue of how its ruling will affect customers currently purchasing services from these tariffs to the Notice of Proposed Rulemaking mentioned above.

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

Voice Over Internet Protocol (VoIP):  Regulators at both the federal and state levels continue to address whether VoIP services are subject to the same or different regulatory and intercarrier compensation regimes as traditional voice telephony.  The FCC has concluded that VoIP and facilities-based broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act, a decision that the United States Court of Appeals for the District of Columbia Circuit has upheld.  The FCC has also required VoIP providers to provide enhanced 911 emergency calling capabilities.  In the 2011 Order, the FCC determined that VoIP-originated traffic terminating on the Public Switched Telephone Network is subject to interstate access rates. Effective December 29, 2011, the 2011 Order required providers to pay interstate access rates for the termination of VoIP toll traffic.  On April 25, 2012, the FCC, in an Order on Reconsideration, specified that changes to originating access rates for VoIP traffic would not be implemented until July 2014. The 2011 Order was challenged in court, and the FCC was petitioned to reconsider various aspects. While most challenges have been resolved, on November 18, 2016, the U.S. Court of Appeals for the D.C. Circuit remanded to the FCC AT&T’s challenge regarding the ability of competitive carriers to assess VoIP access charges.  The net impact of the 2011 Order during the period from July

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2012 through December 2014 was not significant for Frontier.  The net effect of 2011 Order changes to originating access after July 1, 2014 is dependent upon the percentage of VoIP traffic.

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

Current and potential Internet regulatory obligations:    On June 14, 2016, the United States Court of Appeals for the D.C. Circuit upheld the FCC’s 2015 Order in which the FCC asserted jurisdiction over broadband service, utilizing its jurisdictional authority under Title II and Section 706 of the Communications Act of 1996, classified broadband service as a “telecommunications service”.  The FCC adopted rules to “preserve a Free and Open Internet” (i.e., net neutrality) that impose specific obligations for fixed and mobile providers of broadband Internet access services and specifically prohibit the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers. These obligations are largely consistent with the practices Frontier already had in place. The FCC also announced additional transparency requirements, which allow for a “safe harbor” disclosure framework, intended to provide consumers more information about a provider’s network management practices, performance, speed, price, and data caps.

Several parties have asked the D.C. Circuit to reconsider its decision and, depending on the outcome, are likely to ask the Supreme Court to review the Order.  Frontier continues to comply with the existing regulatory requirements, and it is unclear whether the pending appeal will have any impact on the regulatory structure.

In addition to the net neutrality rules, the FCC on October 27, 2016, relied on its newfound Title II authority to promulgate privacy rules for broadband providers.  These rules govern how broadband providers can use sensitive customer information and the steps providers must take to protect that information.  Petitions for reconsideration of these rules were due in January 2017, and whether these rules will remain in place is uncertain, particularly due to the change in administration.

Video programming

Federal, state and local governments extensively regulate the video services industry.  Our FiOS and Vantage video services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming in some of our markets in California, Connecticut, Florida, Indiana, Minnesota, North Carolina, Oregon, South Carolina, Texas and Washington pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities. Most franchises are subject to termination proceedings in the event of a material breach.  In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Financial Information about Foreign and Domestic Operations and Export Sales

We have no foreign operations.

General

The dollar amount of our order backlog is not a significant consideration in our business and is not a meaningful metric for us.  We have no material contracts or subcontracts that may be subject to renegotiation of profits or termination at the election of the federal government.

Intellectual Property

We believe that we have the trademarks, trade names and intellectual property licenses that are necessary for the operation of our business.

Employees

As of December 31, 2016, we had approximately 28,300 employees, as compared to approximately 19,200 employees as of December 31, 2015.  During 2016, reduction in workforce activities resulted in the severance of approximately 1,950 employees of which approximately 450 employees remained as employees as of December 31, 2016.  Approximately 17,900 of our total employees are represented by unions. The number of employees covered by a collective bargaining agreement that expired in 2016, but have been extended and are still effective for 2017, is approximately 600. The number of employees covered by collective bargaining agreements that expire in 2017 is approximately 3,800. We consider our relations with our employees to be good.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future, not past, events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	competition from cable, wireless and wireline carriers, satellite, and OTT companies, and the risk that we will not respond on a timely or profitable basis;

•

our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

•	our ability to implement successfully our organizational structure changes;

•

risks related to the operation of properties acquired from Verizon, including our ability to retain or obtain customers in those markets, our ability to realize anticipated cost savings, and our ability to meet commitments made in connection with the acquisition;

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

•

changes in pension plan assumptions, interest rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2017 and beyond;

•	adverse changes in the credit markets;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the availability and cost of financing in the credit markets;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility;

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of severe weather events or other natural or man-made disasters, which may increase our operating expenses or adversely impact customer revenue; and

•	the impact of potential information technology or data security breaches or other disruptions.

Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report.  You should consider these important factors, as well as the risks set forth under Item 1A. “Risk Factors,” in evaluating any statement in this report or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements and do not undertake to do so.

Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

We have experienced declining voice customers, switched access minutes of use and related revenues, long distance revenues, federal and state subsidies and related revenues because of economic conditions, increasing competition, changing technology and consumer behavior (such as wireless displacement of wireline use, e-mail use, instant messaging and increasing use of VoIP), technology and regulatory constraints, and financial decisions by governmental authorities.  We will likely continue to experience further reductions in the future.  These factors, among others, are likely to cause our local network service, switched network access, long distance and subsidy revenues to continue to decline, and these factors may cause our cash generated by operations to decrease.

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets.  Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, OTT, VoIP providers and cable companies, some of which may be subject to less regulation than we are; these entities may provide services competitive with the services that we offer or intend to introduce.  We also believe that wireless and cable telephony providers have increased their penetration of various services in our markets.  We expect that competition will remain robust.  Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on the effectiveness of capital expenditure investments in our properties, our marketing efforts, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies by competitors.  Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flows.

Some of our competitors have superior resources, which may place us at a cost and price disadvantage.

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities, substantially greater than ours.  In addition, some of these competitors are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to.  Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

We may be unable to stabilize or grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay dividends pursuant to our dividend policy.  We have experienced revenue declines in 2016 and 2015 as compared to prior years for our Frontier legacy operations, and our recently acquired operations have also experienced revenue declines. While we have identified potential areas of opportunity and implemented several revenue and cost initiatives, we cannot assure you that these efforts will be successful or that these initiatives will improve our financial position or our results of operations.

Weak economic conditions may decrease demand for our services or necessitate increased discounts.

We could be adversely impacted by weak economic conditions or their effects.  Downturns in the economy and competition in our markets could cause some of our customers to reduce or eliminate their purchases of our basic and enhanced voice services, broadband and video services and make it difficult for us to obtain new customers or retain existing customers.  In addition, if economic conditions are depressed or further deteriorate, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers, which could have a material adverse effect on our business or results of operations.

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

We have substantial business relationships with other communications carriers for which we provide service.  While bankruptcies of these carriers have not had a material adverse effect on our business in recent years, future bankruptcies in the industry could result in the loss of significant customers, as well as cause more price competition and an increased allowance for doubtful accounts receivable.  Such bankruptcies may be more likely in the future if economic conditions stagnate.  As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of December 31, 2016, we had approximately 28,300 employees. Approximately 17,900 of our total employees were represented by unions and were subject to collective bargaining agreements. As of December 31, 2016, we had approximately 600 employees covered by a  collective bargaining agreement that expired in 2016, but have been extended and are still effective for 2017. Of the union-represented employees as of December 31, 2016, approximately 3,800, or 21%, of the unionized workforce are covered by collective agreements that expire in 2017 and approximately 3,500, or 20%, of the unionized workforce are covered by collective bargaining agreements that expire in 2018.

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

We may be unable to realize the anticipated benefits of recent acquisitions.

In recent years, we have completed multiple acquisitions.  We cannot assure you that we will be able to realize the full benefit of any anticipated growth opportunities or cost synergies from such acquisitions or that these benefits will be realized within the expected time frames.

We may complete a future significant strategic transaction that may not achieve intended results or could increase the number of our outstanding shares or amount of outstanding debt.

We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger or a sale of certain of our assets.

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

Negotiations with the providers of content for our video systems may not be successful, potentially resulting in our inability to carry certain programming channels on our FiOS and Vantage video systems, which could result in the loss of subscribers. Alternatively, because of the power of some content providers, we may be forced to pay an increasing amount for some content, resulting in higher expenses and lower profitability.

We must negotiate with the content owners of the programming that we carry on our multichannel video systems (marketed as FiOS video and Vantage video).  These content owners are the exclusive provider of the channels they offer.  If we are unable to reach a mutually-agreed contract with a content owner, including pricing and carriage provisions, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels.  The loss of content could result in our loss of customers who place a high value on the particular content that is lost.  In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content that customers do not much value, in order to have access to other content that customers value quite highly.  Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

negotiations.   As a result of these factors, the expense of content acquisition may continue to increase, and this could result in higher expenses and lower profitability.

Risks Related to Liquidity, Financial Resources and Capitalization

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

Frontier made contributions of $28 million and $62 million to its pension plan in 2016 and 2015, respectively, and we expect to continue to make contributions in future years.  Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. Any future material contribution could have a negative impact on our liquidity by reducing cash flows.

We currently have a significant amount of indebtedness, including secured indebtedness, and are able to incur substantial additional indebtedness and grant substantial additional liens in the future. Such debt and debt service obligations may adversely affect us.

We have a significant amount of indebtedness, which amounted to $18.2 billion outstanding at December 31, 2016, of which $2.3 billion was secured. We also have access to a $750 million secured Revolving Credit Facility, which currently is undrawn.

The terms of our indentures and credit facilities allow us to incur substantial additional indebtedness and grant substantial additional liens in the future. In addition, these terms do not prevent us or our restricted subsidiaries from incurring various types of obligations that do not constitute “indebtedness” under these terms.

If we incur any additional indebtedness that ranks equally with our senior notes and debentures, the holders of that new debt will be entitled to share ratably with holders of our senior notes and debentures in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of Frontier. If any such additional indebtedness is secured, it will be effectively senior to our unsecured senior notes and debentures to the extent of the collateral securing such indebtedness. This may have the effect of reducing the probability of payment, or the amount of proceeds paid, to holders of our senior notes and debentures.

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

•

instances in which we are unable to comply with the covenants contained in our indentures and credit agreements or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

•

the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flows available for other purposes, including capital expenditures and dividends that would otherwise improve our competitive position, results of operations or stock price;

•	requiring us to issue debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications industry; and

•

the possibility of our being put at a competitive disadvantage with competitors who; relative to their size, do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In addition, our senior notes and debentures are rated below “investment grade” by independent rating agencies. This can result in higher borrowing costs for us. We cannot assure you that these rating agencies will not lower our current debt ratings, if in the rating agencies’ judgment such an action is appropriate.  A lowering of a rating may further increase our future borrowing costs and reduce our access to capital.

The indentures and agreements governing our debt, including our senior notes and debentures and our credit facilities, contain covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business, make payments on our debt, and pay dividends.

The indentures and agreements governing our existing indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness, guarantee indebtedness or issue preferred stock;

•	create liens;

•	enter into mergers or consolidations, or transfer or sell all or substantially all of our assets;

•	pay dividends on, or make distributions in respect of, or redeem or repurchase, capital stock, make certain investments or make other restricted payments;

•	make certain asset sales;

•	enter into agreements that might prevent certain of our subsidiaries from making distributions, loans or advances to us or other subsidiaries; and

•	engage in transactions with affiliates.

In addition, our credit facilities require us to comply with additional covenants, including financial ratios. Any future indebtedness may also require us to comply with similar or other covenants. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing indentures and agreements could result in a default under those documents and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by indentures and credit agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including our senior notes and debentures.

Frontier is primarily a holding company and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including those arising under our senior notes and debentures, and meet our cash needs. We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on our indebtedness, including our senior notes and debentures. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affects our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Our senior notes and debentures are structurally subordinated to liabilities of our subsidiaries.

Our subsidiaries have not guaranteed our senior notes and debentures. As a result, holders of such securities will not have any claim as a creditor against our subsidiaries. Accordingly, all obligations of our subsidiaries (including any liens granted by our subsidiaries on any of their assets to secure any of our obligations) will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise. Although the indentures governing our senior notes and debentures, and our credit agreements, limit the indebtedness our subsidiaries may incur, our subsidiaries are able to incur a substantial amount of additional debt.  Additionally, although the indentures and credit agreements limit the liens that may be granted on the assets of our subsidiaries, our subsidiaries are able to grant liens to secure a substantial amount of liabilities, including, without limitation, certain indebtedness under our credit facilities.

Our senior notes and debentures are unsecured and subordinated to any secured indebtedness.

Our senior notes and debentures are unsecured and therefore are subordinated to our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.  At December 31, 2016, our secured indebtedness consisted of obligations under the 2015 Credit Agreement, the CoBank Credit Agreements, the Revolving Credit Agreement and the Continuing Agreement for Standby Letters of Credit dated February 4, 2008 between Frontier and Deutsche Bank AG New York Branch, each of which is secured equally and ratably by a pledge of all of the outstanding shares of capital stock of Frontier North Inc., a wholly-owned subsidiary. In the event of a bankruptcy or similar proceeding, the assets that serve as collateral for our secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the senior notes and debentures from the proceeds of such assets.  The indentures governing our senior notes and debentures permit us, subject to specified limitations, to incur a substantial amount of additional secured debt.

If the senior notes issued in September 2015 are rated investment grade by at least two of Moody’s, S&P or Fitch, many of the covenants will not apply and the holders of the notes will lose the protection of the covenants.

Each of the supplemental indentures governing our senior notes issued in September 2015 contain certain covenants that will be suspended during any period in which such series of notes are rated investment grade by at least two of Moody’s, S&P or Fitch and no default or event of default has occurred and is continuing. Such covenants limit, among other things, our ability to pay distributions, incur debt and enter into certain other transactions. There can be no assurance that any series of notes will ever be rated investment grade, or that if they are rated investment grade, that the series of notes will maintain these ratings. To the extent the covenants are subsequently reinstated, any such actions taken while the covenants were suspended would not result in an event of default under the supplemental indentures governing the applicable series of notes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

At December 31, 2016, approximately 12% of our total debt is subject to variable rates of interest. Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into might not fully mitigate our interest rate risk.

We may not have sufficient funds to repurchase our senior notes upon a change of control triggering event.

The terms of our senior notes require us to make an offer to repurchase the notes upon the occurrence of a Change of Control and Ratings Decline (as defined in the indentures governing the notes) at a purchase price equal to 101% of the respective principal amounts of the notes plus accrued and unpaid interest to, but not including, the date of the purchase. It is possible that we would not have sufficient funds at the time of such a change of control triggering event to make the required repurchase of the applicable series of notes and would be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our credit facilities. Such an event of default would entitle the lenders under our credit facilities to, among other things, cause all outstanding debt thereunder to become due and payable.

We cannot assure that we will be able to continue paying dividends.

The amount and timing of future dividend payments is subject to applicable law and will be made at the discretion of our Board of Directors based on factors such as cash flow and cash requirements, capital expenditure requirements, financial condition and other factors.

Our ability to declare and pay dividends on the Series A Preferred Stock may be limited.

Our declaration and payment of dividends on the Series A Preferred Stock in the future will be determined by our Board of Directors in its sole discretion and will depend on business conditions, our financial condition, earnings and liquidity and other factors. Our ability to declare and pay dividends and make other distributions with respect to our capital stock, including the Series A Preferred Stock, is restricted by the terms of certain of our existing financing arrangements and may be restricted by the terms of financing arrangements that we enter into in the future. In the event that the agreements governing any such indebtedness restrict our ability to declare and pay dividends in cash on the shares of Series A Preferred Stock, we may be unable to declare and pay dividends in cash on the shares of Series A Preferred Stock unless we can repay or refinance the amounts outstanding under such agreements.

In addition, under Delaware law, our Board of Directors may only declare and pay dividends on shares of our capital stock out of our statutory “surplus” (which is the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to declare and pay cash dividends on the shares of Series A Preferred Stock, we may not have sufficient cash to do so through the mandatory conversion date of June 29, 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We have a significant amount of goodwill and other intangible assets on our balance sheet.  If our goodwill or other intangible assets become impaired, we may be required to record a non-cash charge to earnings and reduce our stockholders’ equity.

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable.  Frontier monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other providers of communications services, our overall financial performance, and the market prices for our stock, and the potential impact that changes in such circumstances might have on the valuation of Frontier’s goodwill or other intangible assets.  If our goodwill or other intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders’ equity.

Risks Related to Regulation

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A portion of Frontier’s total revenues ($170 million, or 2%, in 2016 and $177 million, or 3%, in 2015) are derived from switched access charges paid by other carriers for services we provide in originating and terminating intrastate and interstate long distance traffic.  Frontier expects a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The amount of switched access charge revenues that ~~Frontier will receive~~ for these services is regulated by the FCC and state regulatory agencies and the rate Frontier can charge for terminating switched access is expected to decline in 2017.

In 2011, the FCC adopted the 2011 Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate traffic. The 2011 Order began a multi-year transition that moves the rate for terminating traffic to near zero by 2017.  Frontier is permitted to recover a significant portion of those revenues through end user rates and other replacement support mechanisms. Additionally, the 2011 Order requires VoIP providers to pay interstate terminating interconnection charges and requires all carriers terminating traffic to provide appropriate call information, thus prohibiting so-called “phantom traffic.”  The reform of the Universal Service Fund shifts the existing High-Cost portion of the fund from supporting voice services to supporting broadband deployment in high-cost areas.  The 2011 Order preempts the states with regard to the regulation of intrastate terminating access rates.  The 2011 Order has been challenged in court and the FCC was petitioned to reconsider various aspects of it. The only issue that remains active on appeal is the ability of competitive carriers to assess VoIP access charges.

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

A portion of Frontier’s total revenues ($626 million, or 7%, in 2016 and $500 million, or 9%, in 2015) are derived from federal and state subsidies for rural and high-cost support, commonly referred to as USF.  The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed, with these changes being phased-in beginning in July 2012.  These changes transition the USF, which supports voice services in high-cost areas, to the CAF, which supports broadband deployment in high-cost areas.

Future reductions in these subsidies, or in our ability to recover such fees, could have a material adverse effect on our business or results of operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Frontier and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities.  This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us.  Regulation could constrain our ability to compete and, in some jurisdictions, may restrict our ability to expand our service offerings.  In addition, changes to the regulations that govern our business (including any implementation of the 2011 Order or the 2015 Order) may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time it is unknown how these regulations will affect Frontier’s operations or ability to compete in the future.  This and other FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

In addition, on June 14, 2016, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC’s February 26, 2015 order that changed the regulatory classification of broadband service from an “information service” to a “telecommunications service”. In the Order, the FCC adopted specific obligations for fixed-mobile providers of broadband Internet access services and specifically prohibited the following: blocking access to legal content, applications, services, or non-harmful devices; impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; favoring some lawful Internet traffic over other lawful Internet traffic in exchange for consideration; and otherwise unreasonably harming consumers or edge providers, and announced additional transparency requirements intended to provide consumers more information about a providers network management practices, performance, speed and data caps.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies.  We cannot predict whether the outcome of pending challenges to the FCC’s order or future proceedings will prove beneficial or detrimental to our competitive position.

Risks Related to Technology

We may be unable to meet the technological needs or expectations of our customers, and may lose customers as a result.

The telecommunications industry is subject to significant changes in technology, and replacing or upgrading our infrastructure to keep pace with such technological changes could result in significant capital expenditures.  If we do not replace or upgrade technology and equipment as necessary, we may be unable to compete effectively because we will not be able to meet the needs or expectations of our customers.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Our gross investment in property, by category, as of December 31, 2016, was as follows:

($ in millions)

Land	$235
Buildings and leasehold improvements	2,300
General support	1,495
Central office/electronic circuit equipment	7,683
Poles	995
Cable, fiber and wire	10,267
Conduit	1,611
Other	52
Construction work in progress	903
Total	$25,541

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol FTR. The amount and timing of dividends payable on our common stock are within the sole discretion of our Board of Directors. On December 11, 2014, our Board of Directors approved a 5% increase over the 2014 dividend rate in the planned quarterly cash dividend rate, commencing with the dividend for the first quarter of 2015. Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, up to the mandatory conversion date of June 29, 2018. Series A Preferred Stock dividends of $214 million and $120 million were paid in 2016 and 2015, respectively. Cash dividends paid to common shareholders were $493 million and $456 million in 2016 and 2015, respectively.  The declaration and payment of future dividends on our common stock is at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, results of operations, growth prospects, funding requirements, payment of cumulative dividends on Series A Preferred Stock, applicable law, restrictions in agreements governing our indebtedness and other factors our Board of Directors deem relevant.

A portion of the dividends on common stock is classified as total ordinary dividends and represents qualified dividends, and a portion of the dividends is classified as non-dividend distributions and represents a return of capital. For the year ended December 31, 2016, all dividends on common stock were classified as non-dividend distributions and represented a return of capital.

The following table indicates the high and low intra-day sales prices per share of common stock, as reported by the NASDAQ Global Select Market, and sets forth dividends paid per share of common stock during the periods indicated.

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$5.85	$3.81	$0.105	$8.46	$6.36	$0.105
Second Quarter	$5.75	$4.57	$0.105	$7.50	$4.86	$0.105
Third Quarter	$5.22	$4.07	$0.105	$5.64	$4.19	$0.105
Fourth Quarter	$4.36	$3.10	$0.105	$5.47	$4.44	$0.105

As of February 10, 2017, the approximate number of security holders of record of our common stock was 419,910. This information was obtained from our transfer agent, Computershare Inc.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2011.

The graph assumes that $100 was invested on December 31, 2011 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

There were no unregistered sales of equity securities during the fourth quarter of 2016.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2016 to October 31, 2016
Employee Transactions (1)	2,070	$4.02

November 1, 2016 to November 30, 2016
Employee Transactions (1)	2,389	$3.25

December 1, 2016 to December 31, 2016
Employee Transactions (1)	5,205	$3.68

Totals October 1, 2016 to December 31, 2016
Employee Transactions (1)	9,664	$3.64

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated. The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2016 has been derived from Frontier’s historical consolidated financial statements.  The selected historical consolidated financial information as of December 31, 2016 and 2015 and  for each of the years in the three-year period ended December 31, 2016 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Form 10-K. The selected historical consolidated financial information as of December 31, 2014, 2013 and 2012 and for each of the years ended December 31, 2013 and 2012 is derived from the audited historical consolidated financial statements of Frontier not included in this Form 10-K.

($ in millions, except per share amounts)	Year Ended December 31, (1)
	2016	2015		2014	2013	2012

Revenue	$8,896	$5,576		$4,772	$4,762	$5,012
Operating Income	$888	$745		$820	$981	$987
Net income (loss) (2) (3) (4) (5)	$(373)	$(196)		$133	$115	$153
Net income (loss) attributable to Frontier
common shareholders (2) (3) (4) (5)	$(587)	$(316)		$133	$113	$137
Net income (loss) attributable to Frontier
common shareholders per basic
share (2) (3) (4) (5)	$(0.51)	$(0.29)		$0.13	$0.11	$0.14
Net income (loss) attributable to Frontier
common shareholders per diluted
share (2) (3) (4) (5)	$(0.51)	$(0.29)		$0.13	$0.11	$0.13
Cash dividends declared (and paid) per
common share	$0.42	$0.42		$0.40	$0.40	$0.40
Cash dividends declared (and paid) per share
of Series A Preferred Stock	$11.125	$6.24	(6)	$-	$-	$-

	As of December 31,
($ in millions)	2016	2015		2014	2013	2012

Total assets	$29,013	$27,084		$18,810	$16,540	$17,577
Long-term debt	$17,560	$15,508		$9,393	$7,810	$8,324
Total shareholders' equity of Frontier	$4,519	$5,614		$3,658	$4,056	$4,108

(1)

Operating results include activities for the CTF operations from the date of their acquisition from Verizon on April 1, 2016 and the Connecticut operations from the date of their acquisition from AT&T on October 24, 2014.

(2)

Operating results include the pre-tax impacts of losses on retirement of debt of $160 million ($99 million, or $0.10 per share, after tax) and $90 million ($57 million, or $0.06 per share, after tax) for 2013 and 2012, respectively.

(3)

Operating results include pre-tax acquisition and integration costs of $436 million ($283 million, or $0.24 per share, after tax), $236 million ($133 million, or $0.12 per share, after tax), $142 million ($91 million, or $0.09 per share, after tax),  $10 million ($6 million, or $0.01 per share, after tax) and $82 million ($51 million, or $0.05 per share, after tax) for 2016, 2015, 2014, 2013 and 2012, respectively.

(4)

Operating results include pre-tax restructuring costs and other charges of $91 million ($59 million, or $0.05 per share, after tax), $2 million ($1 million after tax), $2 million ($1 million, after tax), $12 million ($7 million, or $0.01 per share, after tax) and $32 million ($20 million, or $0.02 per share, after tax) for 2016, 2015, 2014, 2013 and 2012, respectively.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Introduction

(a)  Results of Operations

2016 Compared to 2015

On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Acquisition).  Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition. Historical financial and operating data presented for Frontier includes the results of the CTF Operations that were acquired in the CTF Acquisition from the date of acquisition on April 1, 2016 and is not indicative of future operating results. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for Frontier operations as of and for the years ended December 31, 2016 and 2015. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2016 financial data for Frontier legacy operations (excluding the CTF Operations) in comparison to 2015.

The sections below include tables that present customer counts, average monthly revenue per customer (ARPC) and residential customer churn which we define as the average of the amount of residential customer deactivations during the month divided by the number of residential customers at the beginning of the month. The following also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy).  The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products and services sold to both residential and business customers, which has increased our average monthly revenue per customer in 2016 as compared to 2015. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per switched access minute of use, due to the FCC’s intercarrier compensation reform, as a result of competition and the availability of substitutes, a trend which we expect will continue.

Management believes that residential customer counts and average monthly revenue per customer are important factors in evaluating our residential customer trends.  Among the key services we provide to residential customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2016 CUSTOMER RELATED METRICS COMPARED TO 2015

	As of or for the year ended December 31,
	2016		% Increase (Decrease)	2015

Customers (in thousands)	5,393	(1)	58%	3,413

Residential customer metrics:
Customers (in thousands)	4,891	(1)	57%	3,124
Average monthly residential
revenue per customer	$77.47		21%	$63.93
Customer monthly churn	1.98%		9%	1.82%

Business customer metrics:
Customers (in thousands)	502	(1)	74%	289
Average monthly business
revenue per customer	$673.72		(2)%	$690.88

Broadband subscribers (in thousands)	4,271	(2)	73%	2,462
Video subscribers (in thousands)	1,419	(2)	156%	554
Switched access minutes of use (in thousands)	19,450		27%	15,327

Employees	28,332		48%	19,160

(1)	2,283,000 residential customers, 250,000 business customers and 2,533,000 total customers were acquired at the time of the April 2016 CTF Acquisition.
(2)	2,052,000 broadband subscribers and 1,165,000 video subscribers were acquired at the time of the April 2016 CTF Acquisition.

Customer Trends

We provide service and product options in our residential and business offerings to the customer base in each of our markets which results in a better customer experience that allows us to maximize retention of existing customers and attract new customers. As of December 31, 2016, 63% of our residential broadband customers were subscribed to at least one other service offering.

During 2016, we gained approximately 2.0 million customers, net, as compared to a loss of 96,000 customers, net, in 2015. Although we added approximately 2.5 million customers in 2016 following the CTF Acquisition, we lost a net of approximately 553,000 customers across all of our markets. These customer losses were more heavily weighted in the newly acquired CTF markets due to transition disruptions following the acquisition, resulting in higher than normal customer churn, as well as the suspension of collection activities prior to and after the closing of the CTF Acquisition, and the suspension of marketing efforts for a period of time following the acquisition.  These actions resulted in fewer additions than would otherwise have been achieved. Higher than normal customer losses are expected to continue into 2017 as collections efforts are caught-up for delinquent accounts and marketing efforts ramp up.

We had approximately 4.9 million and 3.1 million total residential customers as of December 31, 2016 and 2015, respectively.  Although we added approximately 2.3 million total residential customers attributable to the CTF Acquisition in 2016, we lost approximately 516,000 residential customers, net, during 2016, composed of losses in both our legacy markets and in the CTF markets,  principally driven by declines in voice customers. Our residential customer monthly churn was 1.98% for 2016. Average monthly residential revenue per customer (residential ARPC) increased $13.54, or 21%, to $77.47 during 2016 as compared to 2015. The overall increase in residential ARPC is a result of higher video revenue from our CTF Operations and improvements in data services revenue for our legacy operations, partially offset by lower voice services revenue.  We expect to improve our video and data subscriber trends for our Frontier legacy and CTF operations.  We anticipate continuing declines in voice services revenue as fewer residential customers subscribe to landline voice services. Frontier expects continuing increases in data services revenue, primarily driven by increased broadband subscribers, and continuing declines in voice services revenue.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We had approximately 0.5 million and 0.3 million total business customers as of December 31, 2016 and 2015, respectively. Although we added 250,000 total business customers attributable to the CTF Acquisition in 2016, we lost approximately 38,000 business customers, net in 2016, composed of losses in both our legacy markets and in the CTF markets. Average monthly business revenue per customer (business ARPC) decreased $17.16, or 2%, to $673.72 during 2016 as compared to 2015.  The business ARPC decrease is primarily attributable to our CTF markets having lower ARPC per SME (small business, medium business and larger enterprise customers) customer and proportionally fewer wholesale customers relative to total business customers as compared to our legacy markets.  Frontier expects the declines in voice services revenue and wireless backhaul revenues from business customers to continue in 2017, mitigated, in part, by increases in data services revenue. We have seen modest increases in our revenues from small/medium/enterprise (SME) customers throughout 2016, and our Ethernet product revenues from our SME and carrier customers has grown by 8% for the Frontier legacy operations during 2016.

At December 31, 2016, we had approximately 1.8 million more broadband subscribers than we did at December 31, 2015.  We added 2,052,000 subscribers as part of the CTF Acquisition; however, we lost approximately 243,000 net subscribers, primarily due to fewer gross activations and higher customer churn.  At December 31, 2016, 57% of our consolidated residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, up from 29% at December 31, 2015.

We offer video services under the Vantage brand to our customers in Connecticut, South Carolina, Minnesota, and Illinois and under the FiOS® brand in California, Texas, and Florida (and on a limited basis in Indiana, Oregon and Washington).  We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets.  During the year, we added 1,165,000 video subscribers in the CTF Acquisition.  For the full year, we lost approximately 300,000 net video subscribers across all markets.  At December 31, 2016, we had 1.14 million linear video subscribers that are served with FiOS or Vantage video service. In addition to our linear video subscribers, we have 274,000 DISH satellite video customers.

2016 REVENUE COMPARED TO 2015

	For the Year Ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Voice services	$2,886	$1,077	$1,809	$(213)	(11)%	$2,022
Data and Internet services	3,693	1,366	2,327	(10)	(0)%	2,337
Video services	1,244	978	266	(19)	(7)%	285
Other	276	26	250	(5)	(2)%	255
Customer revenue	8,099	3,447	4,652	(247)	(5)%	4,899
Switched access and
subsidy	797	175	622	(55)	(8)%	677
Total revenue	$8,896	$3,622	$5,274	$(302)	(5)%	$5,576

	For the Year Ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$4,383	$2,092	$2,291	$(141)	(6)%	$2,432
Business	3,716	1,355	2,361	(106)	(4)%	2,467
Customer revenue	8,099	3,447	4,652	(247)	(5)%	4,899
Switched access and
subsidy	797	175	622	(55)	(8)%	677
Total revenue	$8,896	$3,622	$5,274	$(302)	(5)%	$5,576

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of a provision for uncollectible amounts.

Consolidated total revenue for 2016 increased $3,320 million to $8,896 million as compared to 2015. Excluding additional revenue of $3,622 million in 2016 attributable to CTF operations, our revenue for 2016 decreased $302 million, or 5%, as compared to 2015. This decline in 2016 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue, each as described in more detail below.

Customer revenue for the year ended December 31, 2016 increased $3,200 million to $8,099 million as compared to 2015. Excluding additional customer revenue of $3,447 million attributable to the CTF Operations, our customer revenue for 2016 decreased $247 million, or 5%, as compared to 2015.

Consolidated residential customer revenue for the year ended December 31, 2016 increased $1,951 million, or 80%, as compared to 2015. Consolidated residential customer revenue for the year ended December 31, 2016 included $2,092 million of revenue attributable to the CTF Operations. Residential customer revenues for our legacy operations for the year ended December 31, 2016 decreased $141 million, or 6%, compared to 2015, primarily as a result of decreases in voice services revenue, partially offset by increases in data services revenue.  Similar to other wireline providers, we have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes, a trend we expect to continue. The consolidated monthly average revenue per customer (ARPC) for our residential customers increased 21% for the year ended December 31, 2016 as compared to 2015. The overall increase in residential ARPC is a result of higher video revenue from our CTF Operations and improvements in data services revenue for our legacy operations, partially offset by lower voice services revenue.

Consolidated business customer revenue for 2016 increased $1,249 million, or 51%, as compared to 2015.  Consolidated business customer revenue for 2016 included $1,355 million of revenue attributable to the CTF Operations.  Business customer revenue for our legacy operations declined $106 million, or 4%, as compared to 2015, principally as a result of decreases in our voice services revenue and wireless backhaul revenue. The consolidated ARPC for our business customers decreased 2%, for the year ended December 31, 2016 as compared with 2015.  The business ARPC decrease is primarily attributable to our CTF markets having lower ARPC per SME (small business, medium business and larger enterprise customers) customer and proportionally fewer wholesale customers relative to total business customers as compared to our legacy markets.

Consolidated switched access and subsidy revenue of $797 million represented 9% of our revenues for 2016. Switched access revenue was $170 million in 2016, or 2% of our revenues, down from $177 million, or 3% of our revenues, in 2015. The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017 with a related decline in operating expenses.  Switched access revenue declined sequentially in the third quarter of 2016, reflecting the rate reductions mandated by the 2011 Order, and we anticipate that we have experienced nearly all of the rate decline related to the 2011 Order.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout 2017. We expect declining revenue trends in switched access revenue to continue in 2017 in our legacy operations.  Subsidy revenue, including CAF Phase II subsidies, was $626 million in 2016, or 7% of our revenues, which increased from $500 million, or 9% of our revenues, in 2015.

We categorize our products, services and other revenues among the following five categories:

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our residential and business customers. Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

Voice services revenue for 2016 decreased as compared with 2015, primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual feature packages, as well as long distance revenue among those customers that do not have a bundled long distance plan, partially offset by increased local voice charges to residential and business end users.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Data and Internet Services

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”).  In addition, we offer our Frontier Secure suite of products, including computer security, cloud backup and sharing, identity protection and equipment insurance. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for 2016 decreased as compared with 2015.  Data services revenues for 2016 increased $45 million, or 3%, primarily due to higher Frontier Secure revenues. Nonswitched access revenues decreased $55 million, or 6%, primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 3% of our total revenues) will continue to be subject to decline in 2017, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Video Services

Video services include revenues generated from services provided directly to residential customers through the FiOS video and Vantage video brands, and through DISH satellite TV services.

Video services for 2016 decreased primarily due to a decrease in the total number of video subscribers.

Other

Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts.

Other revenues for 2016 decreased primarily due to lower directory services revenue.

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

Switched access and subsidy revenue for 2016 decreased as compared to 2015. Subsidy revenues decreased $16 million, or 3% in 2016, primarily attributable to the one-time true-up payments and phasedown support recognized in 2015 in connection with the CAF Phase II program.  Switched access revenue decreased $39 million, or 22%, in 2016 primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates enacted by the FCC’s intercarrier compensation.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2016 OPERATING EXPENSES COMPARED TO 2015

NETWORK ACCESS EXPENSE

	For the Year Ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$1,470	$852	$618	$(22)	(3)%	$640

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for 2016 decreased in our legacy markets, primarily due to lower long distance costs and video content costs as a result of a decline in video customers, partially offset by increases in customer premise equipment costs, pole and conduit rental expense, and Frontier Secure costs.

NETWORK RELATED EXPENSES

	For the Year Ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$1,887	$623	$1,264	$(23)	(2)%	$1,287

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for 2016 decreased due to lower compensation costs, primarily related to decreased employee headcount, and certain benefits, including incentive compensation,  pension and OPEB expense (as discussed below), and a reduction in rental costs for vehicles under operating leases that were modified during 2016, resulting in the classification as capital leases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Year Ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$2,093	$731	$1,362	$16	1%	$1,346

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for 2016 increased due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed below), partially offset by lower incentive compensation for the year.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB Costs

Frontier allocates Pension and OPEB costs to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding special termination benefits of $26 million in 2016,   for the years ended December 31, 2016 and 2015 were as follows:

	For the year ended December 31,
($ in millions)	2016	2015

Total pension/OPEB expense	$129	$95
Less: capitalized into
capital expenditures	(25)	(20)
Net pension/OPEB costs	$104	$75

DEPRECIATION AND AMORTIZATION

	For the year ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$1,388	$439	$949	$(34)	(3)%	$983
Amortization expense	643	361	282	(55)	(16)%	337
	$2,031	$800	$1,231	$(89)	(7)%	$1,320

Depreciation and amortization expense for 2016 decreased primarily due to the accelerated method of amortization related to the customer base that was acquired in our 2010 Acquisition with Verizon and in the Connecticut Acquisition, combined with changes in the remaining useful lives of certain plant assets and a lower net asset base.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the year ended December 31,
	2016					2015
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Restructuring costs and other charges	$91	$34	$57	$55	NM %	$2
_________________

NM – Not Meaningful

Restructuring costs and other charges increased in 2016 compared to 2015 primarily due to a reduction in the workforce of approximately 1,950 employees resulting in an increase in severance and related expenses of $30 million and pension/OPEB special termination benefit enhancements of $25 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2015 Compared to 2014

On October 24, 2014, Frontier completed the Connecticut Acquisition.  The financial discussion below includes a comparative analysis of our results of operations on a historical basis for our Frontier operations as of and for the years ended December 31, 2015 and 2014.  Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2015 financial data for Frontier legacy operations (excluding the Connecticut Operations) in comparison to 2014 financial data for Frontier legacy operations (excluding the Connecticut Operations).

2015 CUSTOMER RELATED METRICS COMPARED TO 2014

	As of or for the year ended December 31,
	2015	% Increase (Decrease)	2014

Customers (in thousands)	3,413	(3)%	3,510	(1)

Residential customer metrics:
Customers (in thousands)	3,124	(3)%	3,205	(1)
Average monthly residential
revenue per customer	$63.93	5%	$61.11
Customer monthly churn	1.82%	5%	1.73%

Business customer metrics:
Customers (in thousands)	289	(5)%	305	(1)
Average monthly business
revenue per customer	$690.88	4%	$661.15

Broadband subscribers (in thousands)	2,462	4%	2,360	(2)
Video subscribers (in thousands)	554	(5)%	582	(2)
Switched access minutes of use (in thousands)	15,327	1%	15,193

Employees	19,160	10%	17,354

(1)	468,000 residential customers, 49,000 business customers and 517,000 total customers were acquired at the time of the October 2014 Connecticut Acquisition.
(2)	385,000 broadband subscribers and 192,000 video subscribers were acquired at the time of the October 2014 Connecticut Acquisition.

Customer Trends

During 2015, we lost 96,000 customers, net, compared to a gain of 435,000 customers, net, in 2014. Although we added 517,000 customers in  2014 following the Connecticut Acquisition, we lost 82,000 customers, net, in 2014 across all of our markets.

We had approximately 3.1 million and 3.2 million total residential customers as of December 31, 2015 and 2014, respectively.  Although we added 468,000 total residential customers attributable to the Connecticut Acquisition in 2014, we lost approximately 81,000 and 67,000 residential customers, net during 2015 and 2014, respectively, composed of losses in both our legacy markets and in the Connecticut markets, principally driven by declines in voice customers.  Our residential customer monthly churn was 1.82% and 1.73% for 2015 and 2014, respectively.  Residential ARPC increased $2.82, or 5%, to $63.93 during 2015 as compared to 2014. The overall increase in residential ARPC is due to a higher percentage of Frontier’s residential customers who subscribe to our broadband services, the increase in our Frontier TV and FiOS-branded video customers, which is primarily attributable to our Connecticut Operations, and the increase in customers subscribed to multiple services.

We had approximately 0.3 million total business customers as of December 31, 2015 and 2014.  Although we added  49,000 total business customers attributable to the Connecticut Acquisition in 2014, we lost approximately 16,000 and 15,000 business customers, net, during 2015 and 2014, respectively.  Business ARPC increased $29.73, or 4%, to $690.88 during 2015 as compared to 2014. The overall increase in business ARPC is primarily due to declining customer counts for our small business customers that carry a lower ARPC.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

During 2015, Frontier added approximately 102,000 net broadband subscribers. During 2014, Frontier added approximately 493,000 (including 385,000 from the Connecticut Acquisition) net broadband subscribers.  As of December 31, 2015, approximately 64% of our residential broadband customers subscribed to a bundle of services. As of December 31, 2015, we were able to offer broadband to approximately 7.9 million households, or 93% of the 8.5 million households in our markets. The increase in broadband subscribers contributed to our improved data services revenue performance. At December 31, 2015, 29% of our residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, up from 24% at December 31, 2014. We offer FiOS-branded video services in three states, Frontier TV-branded video services in Connecticut and satellite video services through DISH throughout our territories. We lost 28,000 video subscribers, net during 2015 primarily due to the loss of DISH subscribers. At December 31, 2015, we had 554,000 video customers.

2015 REVENUE COMPARED TO 2014

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount

Voice services	$2,022	$353	$1,669	$(208)	(11)%	$1,951	$74	$1,877
Data and Internet services	2,337	424	1,913	53	3%	1,948	88	1,860
Video services	285	190	95	-	-	134	39	95
Other	255	39	216	2	1%	220	6	214
Customer revenue	4,899	1,006	3,893	(153)	(4)%	4,253	207	4,046
Switched access and
subsidy	677	43	634	124	24%	519	9	510
Total revenue	$5,576	$1,049	$4,527	$(29)	(1)%	$4,772	$216	$4,556

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount

Residential	$2,432	$531	$1,901	$(75)	(4)%	$2,092	$116	$1,976
Business	2,467	475	1,992	(78)	(4)%	2,161	91	2,070
Customer revenue	4,899	1,006	3,893	(153)	(4)%	4,253	207	4,046
Switched access and
subsidy	677	43	634	124	24%	519	9	510
Total revenue	$5,576	$1,049	$4,527	$(29)	(1)%	$4,772	$216	$4,556

REVENUE

Consolidated total revenue for 2015 increased $804 million to $5,576 million as compared to 2014. Excluding revenues attributable to the Connecticut operations, our total revenue for 2015 decreased $29 million, or 1%, as compared to 2014. This decline in 2015 is primarily the result of decreases in voice services revenues and lower switched and nonswitched access revenue, partially offset by an increase in data services revenue and subsidy revenue, each as described in more detail below.

Consolidated residential customer revenue for 2015 included $531 million of revenue attributable to the Connecticut operations. Consolidated residential customer revenue for our Frontier legacy operations declined $75 million, or

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4%, as compared with 2014, primarily as a result of decreases in voice services revenue, partially offset by increases in data services revenue.

Consolidated business customer revenue for 2015 included $475 million of revenue attributable to the Connecticut operations. Consolidated business customer revenue for our Frontier legacy operations declined $78 million, or 4%, as compared with 2014, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.

Consolidated switched access and subsidy revenue of $677 million represented 12% of our revenues for 2015. Switched access revenue was $177 million in 2015, or 3% of our revenues, down from $201 million, or 4% of our revenues, in 2014. Subsidy revenue was $500 million in 2015, or 9% of our revenues, which increased from $319 million, or 7% of our revenues, in 2014.

Voice Services

Voice services revenues for 2015 decreased as compared with 2014, primarily due to $180 million, or 12%, in lower local and enhanced services revenue. This decrease is primarily due to the continued loss of voice customers and, to a lesser extent, decreases in individual features packages, partially offset by increased local voice charges to residential and business end users.  Long distance services revenue decreased $28 million, or 8%, primarily due to a 10% decrease in minutes of use driven by fewer customers, partially offset by increased cost recovery surcharge rates.

Data and Internet Services

Data and Internet services revenues for 2015 increased as compared with 2014. Nonswitched access revenues decreased $68 million, or 8%, primarily due to lower monthly recurring revenues for wireless backhaul and other carrier service revenues. These decreases were more than offset by increases in data services revenues of $121 million, or 12%, primarily due to a 4% increase in the total number of broadband subscribers and higher Frontier Secure revenues.

Video Services

Video services revenue for 2015 remained the same as compared to 2014.

Other

Other revenues for 2015 remained relatively flat primarily due to changes in our provision for bad debts and increased customer premise equipment revenues, offset by lower directory services revenues.

Switched Access and Subsidy

Switched access and subsidy revenue for 2015 increased as compared to 2014. Subsidy revenues increased $164 million, or 52% in 2015, primarily due to the additional CAF Phase II funding, which increased support by more than $159 million in 2015.  Switched access revenue decreased $40 million, or 21%, in 2015 primarily due to the impact of a decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services combined with the lower rates enacted by the FCC’s intercarrier compensation reform in July 2013.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2015 OPERATING EXPENSES COMPARED TO 2014

NETWORK ACCESS EXPENSE

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount

Network access
expenses	$640	$220	$420	$(6)	(1)%	$465	$39	$426

Network access expenses for 2015 decreased, primarily due to lower long distance costs as a result of decreased minutes of use and lower pole rental costs, partially offset by an increase in network access expenses related to higher broadband subscriber counts and costs for providing new circuits to our markets.

NETWORK RELATED EXPENSES

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount

Network related
expenses	$1,287	$182	$1,105	$38	4%	$1,118	$51	$1,067

Network related expenses for 2015 increased due to higher costs for compensation, primarily due to storm-related costs, and certain benefits, including pension and OPEB expense (as discussed below), and increased fleet and facilities costs, partially offset by reduced installation and repair costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount
Selling, general and
administrative
expenses	$1,346	$246	$1,100	$44	4%	$1,086	$30	$1,056

SG&A expenses for 2015 increased due to higher costs for compensation, primarily related to increased employee headcount due to additional services provided by Frontier Secure, and certain benefits, including pension and OPEB expense (as discussed above), partially offset by lower litigation and facilities costs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB Costs

Frontier allocates Pension and OPEB costs to network related expenses and SG&A expenses.  Total consolidated pension and OPEB costs for the years ended December 31, 2015 and 2014 were as follows:

	For the year ended December 31,
($ in millions)	2015	2014

Total pension/OPEB expense	$95	$74
Less: capitalized into
capital expenditures	(20)	(15)
Net pension/OPEB costs	$75	$59

DEPRECIATION AND AMORTIZATION

	For the Year Ended December 31,
	2015					2014
			Frontier Legacy (excluding Connecticut Operations)
	Consolidated	Connecticut		$ Increase	% Increase	Consolidated	Connecticut	Frontier Legacy (excluding Connecticut Operations)
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount	Operations	Amount

Depreciation expense	$983	$204	$779	$(18)	(2)%	$835	$38	$797
Amortization expense	337	97	240	(44)	(15)%	304	20	284
	$1,320	$301	$1,019	$(62)	(6)%	$1,139	$58	$1,081

Depreciation and amortization expense for 2015 decreased primarily due to the accelerated method of amortization related to the customer base that was acquired in the 2010 Acquisition with Verizon, changes in the remaining useful lives of certain plant assets and a lower net asset base.

ACQUISITION AND INTEGRATION COSTS

	For the year ended December 31,
	2016			2015			2014
		$ Increase	% Increase		$ Increase	% Increase
($ in millions)	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

CTF Acquisition	$435	$239	122%	$196	$196	100%	$-
Connecticut Acquisition	1	(39)	(98)%	40	(102)	(72)%	142
Total acquisition and integration costs	$436	$200	85%	$236	$94	66%	$142

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs. Integration costs include expenses that are incremental and directly related to the acquisition, and were incurred to integrate the network and information technology platforms and to enable other integration initiatives.

We invested $142 million and $129 million in capital expenditures related to the CTF Acquisition during the years ended December 31, 2016 and 2015, respectively.

We also invested $24 million and $116 million in capital expenditures related to the Connecticut Acquisition during the years ended December 31, 2015 and 2014, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the Year Ended December 31,
	2016			2015			2014
		$ Increase	% Increase		$ Increase	% Increase
($ in millions)	Amount	(Decrease)	(Decrease)	Amount	(Decrease)	(Decrease)	Amount

Investment and other
income, net	$20	$13	186%	$7	$(32)	(82)%	$39
Interest expense	$1,531	$418	38%	$1,113	$417	60%	$696
Income tax expense (benefit)	$(250)	$(85)	52%	$(165)	$(195)	NM %	$30

____________________

NM – Not Meaningful

Investment and Other Income, Net

Investment and other income, net for 2016 increased $13 million for a gain on expiration/settlement of customer advances combined with higher interest and dividend income of $6 million, primarily due to interest earned on restricted cash during the first quarter of 2016, partially offset by a decrease of $7 million due to a loss on debt exchanges.

Investment and other income, net for 2015 decreased due to a $25 million gain on the sale of our minority interest in a wireless partnership and a $12 million gain on the sale of an intangible asset in 2014, partially offset by higher interest and dividend income of $5 million in 2015.

Interest expense

Interest expense for 2016 increased, primarily due to additional interest of $755 million in 2016 on the $6 billion senior notes offering and the $1,625 million term loan facility related to the CTF Acquisition. We incurred commitment fees of $10 million and $184 million for the Verizon Bridge Facility (as defined below) related to the CTF Acquisition during 2016 and 2015, respectively. Our composite average borrowing rate as of December 31, 2016 and 2015 was 8.55% and 8.99%, respectively.

Interest expense for 2015 increased primarily due to interest on the $6.6 billion senior notes offering completed in September 2015, as well as $184 million in commitment fees for the Verizon Bridge Facility (as defined below) related to the CTF Acquisition as compared to the commitment fees of $23 million on the bridge loan facility related to the Connecticut Acquisition during 2014. We also incurred additional interest in 2015 on the $1,900 million debt financing related to the Connecticut Acquisition.

Income tax expense (benefit)

Income tax benefit for 2016 increased compared to 2015,  primarily due to the increase in pretax loss. The effective tax rate on our pretax loss for 2016 was 40.2% as compared with 45.8% for 2015. Income taxes for 2016 include the impact of $36 million of tax benefits resulting primarily from the adjustment of deferred tax balances due to the CTF Acquisition in 2016.

Income tax expense (benefit) for 2015 was an income tax benefit of $165 million compared to income tax expense of $30 million for 2014.  The change in income tax expense (benefit) was primarily due to the change from pretax income to pretax loss. Our effective tax rate was 45.8% for 2015 compared with 18.7% for 2014. Income taxes for 2015 include the impact of a $3 million benefit arising from the adjustment of deferred tax balances and a $5 million benefit from the federal research and development credit.

We received $120 million in tax refunds in 2016 as compared to net cash taxes paid of $28 million and $70 million in 2015 and 2014, respectively.

Net income (loss) attributable to Frontier common shareholders

Net income (loss) attributable to Frontier common shareholders for 2016 was a net loss of $587 million, or $0.51 per share, as compared to a net loss of $316 million, or $0.29 per share, in 2015 and net income of $133 million, or $0.13 per share, in 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of December 31, 2016, we had cash and cash equivalents aggregating $522 million. Our primary source of funds during 2016 was restricted and unrestricted cash, additional borrowings, along with cash generated from operations.  In 2016, we used cash flow from operations, restricted cash, and cash on hand to principally fund all of our cash investing and financing activities, primarily the CTF Acquisition, capital expenditures, dividends, and debt repayments.  On April 1, 2016, we used the restricted cash obtained from net proceeds of the September 2015 senior notes offering and June 2015 equity offerings, along with additional borrowings and cash on hand, to finance the CTF Acquisition.

At December 31, 2016, we had a working capital deficit of $788 million, including $363 million of long-term debt due within one year, as compared to a working capital surplus of $8,238 million at December 31, 2015. The decline in working capital is primarily due to a reduction in restricted cash and unrestricted cash and cash equivalents of $8,858 million, primarily related to funding the CTF Acquisition, and an increase in current liabilities of $551 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $365 million, or 28%, to $1,666 million in 2016 as compared to 2015. The increase was primarily the result of the addition of our CTF operations, partially offset by unfavorable changes in working capital along with higher interest expense and acquisition and integration costs.

We received $120 million in tax refunds in 2016 as compared to net cash taxes paid of $28 million and $70 million in 2015 and 2014, respectively.

In connection with the CTF Acquisition, Frontier recognized acquisition and integration costs of $436 million during 2016 compared to $196 million during 2015. Interest expense of $755 million was incurred during 2016 related to the September 2015 debt offering and the 2015 Credit Agreement (as defined below) compared to $189 million in interest expense during 2015. Additionally, Frontier incurred $10 million of interest expense related to the Verizon Bridge Facility in 2016 compared to $184 million during 2015.

In connection with the Connecticut Acquisition, Frontier recognized $40 million and $142 million of acquisition and integration costs incurred in 2015 and 2014, respectively, and $23 million of interest expense in 2014, in connection with the bridge loan facility related to the Connecticut Acquisition.

Cash Flows used by Investing Activities

Capital Expenditures

In 2016, 2015 and 2014, our capital expenditures were, respectively, $1,401 million, $863 million and $688 million (including $142 million, $153 million and $116 million of integration-related capital expenditures in 2016, 2015 and 2014, respectively, associated with the CTF Acquisition and the Connecticut Acquisition). Frontier received a total of $133 million during the 2012-2014 period from the Connect America Fund (CAF) Phase I Program to support broadband deployment in unserved and underserved high-cost areas. In addition to the capital expenditures mentioned above, network expansion funded by the previously received CAF Phase I funds amounted to $22 million and $56 million in 2015 and 2014, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. We anticipate capital expenditures for business operations to be approximately $1.00 billion to $1.25 billion in 2017, as compared to $1,259 million in 2016.

CTF Acquisition

On April 1, 2016, Frontier acquired the wireline operations of Verizon in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt (the CTF Acquisition), pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.  In addition, Frontier and Verizon settled the working capital and net debt adjustments with $15 million paid to Frontier in October 2016.

Connecticut Acquisition

On October 24, 2014, Frontier acquired the wireline properties of AT&T in Connecticut. After including the working capital adjustment payment of $18 million, the total purchase price for the Connecticut Acquisition was $2,018 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by and provided from Financing Activities

Debt Financings

Refer to the below discussion under Capital Resources – Term Loan Facilities.

Financing the CTF Acquisition

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of senior unsecured notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.50% Senior Notes due 2022; and $3,600 million of 11.00% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier used the net proceeds from the offering (after deducting underwriting fees) to finance a portion of the cash consideration paid in connection with the CTF Acquisition and to pay related fees and expenses. The net proceeds of the debt offering of $6,485 million were included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015. In April 2016, we completed an exchange offer of registered senior notes for the privately placed senior notes.

Financing the Connecticut Acquisition

On September 17, 2014, Frontier completed a registered debt offering of $775 million aggregate principal amount of 6.25%  Senior Notes due 2021 and $775 million aggregate principal amount of 6.875% Senior Notes due 2025. We received net proceeds, after deducting underwriting fees, of $1,519 million from the offering. Frontier used the net proceeds from the offering of the notes, together with borrowings of $350 million under the 2014 CoBank Credit Agreement, as defined below, and cash on hand to finance the Connecticut Acquisition, which closed on October 24, 2014.

During 2015 and 2014, we also entered into secured financings totaling $3 million and $11 million, respectively, with four year terms and no stated interest rate for certain equipment purchases.

Debt Reduction

During 2016, 2015 and 2014, we retired an aggregate principal amount of $453 million, $298 million and $260 million, respectively, of debt consisting of $23 million, $295 million and $257 million, respectively, of senior unsecured debt and $1 million during 2015 and 2014, of rural utilities service loan contracts. Additionally, we retired $430 million, $3 million and $2 million of secured debt during 2016, 2015 and 2014, respectively.

Additionally, during 2016 we completed non-cash debt exchanges including related accrued interest, of $397 million of our 8.25% Notes due April 2017 for approximately $147 million of our 8.50% Notes due April 2020, $66 million of our 8.875% Notes due September 2020 and $188 million of our 10.50% Notes due September 2022. A pre-tax loss of approximately $7 million was recognized and included in “Investment and other income, net” in our consolidated statement of operations for the year ended December 31, 2016.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Common Stock Offering

On June 10, 2015, we completed a registered offering of 150,000,000 shares of our common stock, par value $0.25 per share, at an offering price of $5 per share. On June 24, 2015, Frontier issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and expenses. We used the net proceeds from this offering to fund a portion of the acquisition price of the CTF Acquisition and for related fees and expenses.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, we also completed a registered offering of 17,500,000 shares of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at an offering price of $100 per share. On June 24, 2015, Frontier issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and expenses. We used the net proceeds from this offering to fund a portion of the acquisition price of the CTF Acquisition and for related fees and expenses.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Capital Resources

We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2016, we had $363 million and $733 million of debt maturing in 2017 and 2018, respectively.

Bridge Facilities

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $184 million for the years ended December 31, 2016 and 2015, respectively. The Verizon Bridge Facility terminated in accordance with its terms on September 25, 2015.

On December 16, 2013, we signed a commitment letter for a bridge loan facility (the Connecticut Bridge Facility) to finance the Connecticut Acquisition and recognized interest expense related to this commitment of $23 million during the year ended December 31, 2014. The Connecticut Bridge Facility terminated in accordance with its terms on September 17, 2014.

Term Loan Facilities

Borrowings under each of Frontier’s term loan credit agreements are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement).  Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the CTF Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021.  Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, which commenced on June 30, 2016. The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment.  The remaining outstanding principal balance will be repaid on the final maturity date.  Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement).

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, which commenced on March 31, 2015 with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at December 31, 2016 was LIBOR plus 3.375%.

Frontier has two senior secured credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto: the first, for a $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement), matures on October 24, 2019, and the second, for a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement), matures on October 12, 2021. We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Repayment of the outstanding principal balance under each of the CoBank Credit Agreements is being made in quarterly installments ($9 million, with respect to the 2014 CoBank Credit Agreement, and $8 million, with respect to the 2016 CoBank Credit Agreement), in each case with the remaining outstanding principal balance to be repaid on the applicable maturity date.  Borrowings under each of the CoBank Credit Agreements bear interest based on the margins over the Base Rate (as defined in the applicable CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facilities (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the applicable CoBank Credit Agreement.  The interest rate on these facilities at December 31, 2016 was LIBOR plus 3.375%.

Revolving Credit Facility

Borrowings under Frontier’s Revolving Credit Agreement are secured by a pledge of the stock of Frontier North Inc.

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018.  As of December 31, 2016, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.45% per annum as of December 31, 2016. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility would have been the alternate base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively, as of December 31, 2016. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

On February 27, 2017, Frontier amended and restated its April 2021 term loan and its revolving credit facility, combining them into a single credit agreement and unifying the covenants.  The amended and restated credit agreement provides Frontier with more flexible terms, increases the revolving credit facility to $850 million and extends the maturity of the revolving credit facility from 2018 to 2022.  The determination of interest rates remains unchanged.  The most significant change in the covenants is an increase of the maximum Leverage Ratio (as defined) to 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  In addition, under the amended and restated credit agreement, Frontier will be expanding the security package to include pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries.

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). As of December 31, 2016, $105 million of undrawn Standby Letters of Credit had been issued under the LC Agreement.  Borrowings under the LC Agreement are secured by a pledge of Frontier North Inc.

Covenants

The terms and conditions contained in our indentures, the CoBank Credit Agreements, the 2015 Credit Agreement and the Revolving Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions. We would be restricted from declaring dividends by the CoBank Credit Agreements, the 2015 Credit Agreement and the Revolving Credit Agreement if an event of default occurred and was continuing at the time or would result from the dividend declaration. In addition, under the Certificate of Designations of our 11.125% Mandatory Convertible Preferred Stock, Series A, we would be restricted from paying dividends on our common stock if we failed to declare and pay dividends on our Series A Preferred Stock.

The CoBank Credit Agreements, the 2015 Credit Agreement, and the Revolving Credit Agreement each contain a maximum leverage ratio covenant. Under those covenants, we are required to maintain a ratio of (i) total

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

indebtedness minus cash and cash equivalents in excess of $50 million to (ii) consolidated adjusted EBITDA (as each such term is defined in the agreements) over the last four quarters not to exceed 4.50 to 1.

Indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. The indentures for our 8.875% Senior Notes due 2020, our 10.50% Senior Notes due 2022, and our 11.00% Senior Notes due 2025 contain covenants that are customary for similarly rated issuers. Among other things, these covenants limit our ability to incur additional indebtedness if our leverage ratio exceeds 4.5 to 1 (as defined in the indentures), limits liens and subsidiary debt to 1.25 times EBITDA (as defined in the indentures), limits cumulative restricted payments, including dividends, to cumulative EBITDA less 1.4 times cumulative interest expense (as defined in the indenture), if our leverage ratio does not exceed 4 to 1, and limits cumulative restricted payments, including dividends, to a lesser amount during periods, if any, in which our leverage ratio exceeds 4 to 1,  and restricts our ability to divest substantially all of the assets of Frontier.

As of December 31, 2016, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $214 million and $120 million were paid during 2016 and 2015, respectively.

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

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2016 is as follows:

		Payments due by period
($ in millions)	Total	2017	2018	2019	2020	2021	Thereafter

Long-term debt obligations,
excluding interest	$18,178	$363	$733	$818	$2,429	$2,554	$11,281
Interest on long-term debt	11,263	1,533	1,527	1,465	1,378	1,146	4,214
Operating lease obligations	247	91	18	18	23	21	76
Capital lease obligations	147	39	37	26	15	9	21
Financing lease obligations	105	9	9	9	9	9	60
Purchase obligations	108	42	41	7	6	2	10
Liability for uncertain tax positions	17	8	3	3	3	-	-
Total	$30,065	$2,085	$2,368	$2,346	$3,863	$3,741	$15,662

During 2016, we increased our outstanding performance letters of credit from $50 million to $125 million at December 31, 2016.

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas.  In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the CTF Acquisition,

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.  Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis.  Our estimation process includes general and specific reserves and varies by customer category.  In 2016 and 2015, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional discussion.

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist of goodwill and trade name, which were generated as a result of business combinations. We test for impairment of these assets annually as of December 31, or more frequently, whenever events occur or facts and circumstances change that would more likely than not reduce the fair value of an operating segment below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

We perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step in the goodwill impairment test compares the carrying value of net assets of the operating segment to its fair value. If the fair value exceeds the carrying value, no further testing is required. However, if the fair value is less than the carrying value, an indication of impairment exists and a second step is performed. These tests are performed at the reporting unit level, which at December 31, 2016, was our seven regional operating segments.  In early 2017, we will evaluate changes to the management reporting that our chief operating decision makers review from this regional construct to a functional construct including consumer, commercial, operations and engineering, which may lead to different operating segments.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports have historically supported a range of fair values of multiples between 5.0x and 7.9x annualized EBITDA.  For the purpose of the goodwill impairment test we define 2016 EBITDA as operating income, net of acquisition and integration costs, non-cash pension and OPEB costs, and restructuring costs and other charges, plus depreciation and amortization.  We estimated the enterprise fair value using a multiple of 5.8x EBITDA. Once determined, this estimate of enterprise fair value is then allocated to the operating segments based upon each unit’s relative share of consolidated EBITDA. The result of this first step indicated that fair values of each operating segment exceed their carrying values. As a result, the second step of the goodwill impairment test was not required. As an additional step to corroborate the results of the first step of the impairment test, we complete a reconciliation of our market capitalization and overall enterprise value to the fair value of all of our operating segments.

The enterprise fair value is sensitive to the amount of EBITDA generated by Frontier and the EBITDA multiple used in the calculation.  Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. If the assumptions for either of our EBITDA or EBITDA multiple were to decrease by 10% there would be an indication of impairment.   Declines in our stock price

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

could also affect the reconciliation of our market capitalization and overall enterprise value to the fair value of all of our operating segments and indicate impairment.  For more information on goodwill, see Note 6 of the Notes to Consolidated Financial Statements.

Depreciation and Amortization

The calculation of depreciation and amortization expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets.  Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2016 and did not result in any significant changes in remaining lives for any of our asset categories. A one year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately $157 million to depreciation expense.

Our finite-lived intangibles consist principally of customer base; $2,428 million from the 2010 Acquisition, $570 million from the Connecticut Acquisition and $2,090 million from the recently completed CTF Acquisition. These customer bases are being amortized on an accelerated method because this method most closely resembles the projected underlying revenue streams. In assigning lives, which range from between eight and 12 years, a separate evaluation and determination is made for residential and business customers.

See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional discussion.

Asset Impairments

We review long-lived assets to be held and used, including customer lists and long-lived assets to be disposed of for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the estimated fair value, which is based on the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value.  Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2016, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1,625 million. During 2016, we contributed $28 million to these plans and recorded $155 million of expense before capitalization, including $26 million of special termination benefits. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation.  As of December 31, 2016 and 2015, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 4.10% as of December 31, 2016 for our qualified pension plan, compared to rates of 4.50% and 4.10% in 2015 and 2014, respectively.  The discount rate for postretirement plans as of December 31, 2016 was a range of 4.10% to 4.30% compared to a range of 4.50% to 4.70% in 2015 and 4.10% to 4.20% in 2014.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2016:

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(81)	$84

Other postretirement plans
Accumulated postretirement benefit obligation	$(33)	$34

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year.  In 2016, 2015 and 2014, our expected long-term rate of return on plan assets was 7.50%, 7.75% and 7.75%, respectively.  Our actual return on plan assets in 2016 was 10.39%.  For 2017, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

For additional information regarding our pension and other postretirement benefits see Note 17 to the Notes to Consolidated Financial Statements.

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

We use a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $17 million as of December 31, 2016 including interest of $1 million. For additional information regarding our accounting for income taxes see Note 12 of the Notes to Consolidated Financial Statements.

Business Combinations

We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions about several highly subjective variables, including future cash flows, discount rates, and asset lives. There are also different valuation models for each component, the selection of which requires considerable judgment. Our estimates and assumptions may be based, in part, on the availability of listed market prices or other transparent market data. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain. Depending on the size of the purchase price of a particular acquisition and the mix of intangible assets acquired, the purchase price allocation could be materially impacted by applying a different set of assumptions and estimates. Frontier allocated $9,871 million and  $2,018 million in total consideration to the “fair market value” of the assets and liabilities acquired in the CTF Acquisition and the Connecticut Acquisition, respectively. The estimates of the fair values assigned to property, plant and equipment, customer list and goodwill, are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part IV of this report for additional information related to recent accounting pronouncements.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2016, 88% of our long-term debt had fixed interest rates. We had no interest rate swap agreements related to our fixed rate debt in effect at December 31, 2016 and 2015.  We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $2,151 million of our outstanding borrowings at December 31, 2016 have floating interest rates. Our undrawn $750 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure at December 31, 2016, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2016, the fair value of our long-term debt was estimated to be approximately $17.5 billion, based on prevailing interest rates, our overall weighted average borrowing rate of 8.55% and our overall weighted average maturity of approximately eight years. As of December 31, 2016, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2015.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2016 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets increased from $1,572 million at December 31, 2015 to $2,766 million at December 31, 2016, an increase of $1,194 million, or 76%. This increase was a result of cash transfers and accounts receivable from Verizon and the Verizon pension plan trusts of $1,125 million related to the CTF Acquisition, positive investment returns of $195 million, net of investment management and administrative fees, and contributions of $28 million, partially offset by benefit payments of $154 million.

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation, under  the  supervision  and  with  the participation of our management,  including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and  procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2016, that our disclosure controls and procedures were effective.

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

      (c) Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at December 31, 2016.  There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the last fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016.

Executive Officers of the Registrant

Our Executive Officers as of February 10, 2017 were:

7
Name	Age	Current Position and Officer
Kenneth A. Arndt	52	Executive Vice President, Commercial Sales Operations
Donald Daniels	49	Senior Vice President and Controller
Steve Gable	43	Executive Vice President and Chief Technology Officer
John J. Lass	60	Executive Vice President, Customer Operations
R. Perley McBride	51	Executive Vice President and Chief Financial Officer
Daniel J. McCarthy	52	President and Chief Executive Officer and a Director
Cecilia K. McKenney	54	Executive Vice President and Chief Customer Officer
Mark D. Nielsen	52	Executive Vice President and Chief Legal Officer
Tim Travaille	59	Executive Vice President, Operational Transformation
Kathleen Weslock	61	Executive Vice President and Chief People Officer

There is no family relationship between the directors or executive officers. The term of office of each of the foregoing officers of Frontier is annual and will continue until a successor (if any) has been elected and qualified.

KENNETH A. ARNDT has been with Frontier since 2003 and was appointed Executive Vice President, Commercial Sales Operations, in December 2016.  Mr. Arndt previously had oversight of Frontier’s operations in Connecticut, New York, Ohio, Pennsylvania and West Virginia.  Before joining Frontier, Mr. Arndt served as Vice President of Marketing for Lucent Technologies and Vice President of Sales and Marketing for Commonwealth Telephone Company in Pennsylvania.

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

JOHN J. LASS has been with Frontier since 1980 and was appointed Executive Vice President, Customer Operations, in November 2016.  Previously, Mr. Lass was Executive Vice President, Field Operations.  He has also served as President of Frontier’s Central Region (comprising Illinois, Indiana, Iowa, Michigan, Minnesota and Nebraska), Vice President of Revenue Assurance and as Regional Operations Vice President at Frontier, Vice President and General Manager of Citizens Utilities Vermont Electric Division, and has held operations positions in New York and the Midwest with Frontier, GTE and Contel.

R. PERLEY MCBRIDE became Chief Financial Officer and Executive Vice President of Frontier on November 4, 2016.  Prior to joining Frontier, Mr. McBride was the Chief Financial Officer of Cable & Wireless Communications Plc until its May 2016 acquisition by Liberty Global plc.  Previously, Mr. McBride served as Chief Financial Officer at Leap Wireless International from December 2012 through May 2014 and was part of the Executive team that led the business through its acquisition by AT&T Inc.  Prior to Leap Wireless, he served as Executive Vice President of Finance at The Weather Company, owner of The Weather Channel among other assets, between 2010 and 2012.  He also served in several senior financial management roles at Frontier between 1999 and 2010, and also between 1994 and 1997.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DANIEL J. McCARTHY has been with Frontier since December 1990 and is the President and Chief Executive Officer.  Prior to becoming President and Chief Executive Officer in April 2015, Mr. McCarthy held other positions of responsibility at Frontier, including President and Chief Operating Officer, from April 2012 to April 2015, Executive Vice President and Chief Operating Officer, from January 2006 to April 2012, and Senior Vice President, Field Operations, from December 2004 to December 2005.  Mr. McCarthy serves as a Trustee of Sacred Heart University in Fairfield, Connecticut, and of Foundations in Education for the Diocese of Bridgeport, Connecticut.  He is a member of the Board of Directors of the Western Connecticut Health Network, the Board of Directors of the Business Council of Fairfield County, and a member of the Business Roundtable.  He is also a director of Constellation Brands, Inc.

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

MARK D. NIELSEN joined Frontier in March 2014 and is Executive Vice President and Chief Legal Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

TIM TRAVAILLE has been with Frontier since 2010 and is Executive Vice President, Operational Transformation. Previously, he held other positions at Frontier, including Senior Vice President of Integration, Chief Information Officer and General Manager for Frontier in Washington State.

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

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

    Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART IV

Item 15.  Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)    Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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
4.16

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2012).*

4.17

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between Frontier and  The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”).*

4.18

Sixth Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on September 17, 2014 (the “September 17, 2014 8-K”)).*

4.19

Seventh Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).*

4.20	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
4.21

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between New Communications Holdings Inc. (“Spinco”) and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.22

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.875% Senior Notes due 2015, 8.25% Senior Notes due 2017, 8.5% Senior Notes due 2020, and 8.75% Senior Notes due 2022 (filed as Exhibit 4.2 to Frontier’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.23

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.24

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.25	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*
4.26

Base Indenture, dated as of September 25, 2015 (the “2015 Base Indenture”), between Frontier Communications Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 30, 2015 10-Q”)).*

4.27

First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 8.875% Senior Notes due 2020 (including the forms of notes attached thereto) (filed as Exhibit 4.2 to the September 30, 2015 10-Q).*

4.28

Second Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 10.500% Senior Notes due 2022 (including the forms of notes attached thereto) (filed as Exhibit 4.3 to the September 30, 2015 10-Q).*

4.29

Third Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 11.000% Senior Notes due 2025 (including the forms of notes attached thereto) (filed as Exhibit 4.4 to the September 30, 2015 10-Q).  *

4.30

Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 30, 2016 10-Q”)).*

4.31

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q).  *

4.32

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q).  *

4.33

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q).  *

4.34

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q).  *

10.1

Credit Agreement, dated as of June 2, 2014, by and among Frontier, as the Borrower, and the Lenders party thereto and CoBank, ACB, as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “June 30, 2014 10-Q”) (the “2014 CoBank Credit Agreement”)).*

10.2

Second Amendment, dated as of March 5, 2015, to the 2014 CoBank Credit Agreement, among Frontier, as the Borrower, and CoBank, ACB, as the Administrative Agent and the Lenders referred to therein (filed as   Exhibit 10.2 to the March 5, 2015 8-K).*

10.3

Credit Agreement, dated as of October 12, 2016, by and among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on October 12, 2016).*

10.4

First Amended and Restated Credit Agreement, dated as of February 27, 2017, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on February 28, 2017).*

10.5

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).*

10.6	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among Frontier, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.7

Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).  *

10.8	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.9	Separation Agreement between Frontier and Leonard Tow effective July 10, 2004 (filed as Exhibit 10.2.4 of Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).*
10.10	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.11	2013 Frontier Bonus Plan (filed as Appendix A to Frontier’s Proxy Statement dated March 25, 2013 (the “2013 Proxy Statement”)).*
10.12	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.13	2009 Equity Incentive Plan (filed as Appendix A to Frontier’s Proxy Statement dated April 6, 2009).*
10.14	2013 Equity Incentive Plan (filed as Appendix B to the 2013 Proxy Statement).*
10.15

Separation Agreement and Release, dated September 14, 2016, between Frontier and John M. Jureller (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “September 30, 2016 10-Q”)).*

10.16	Offer of Employment Letter, dated September 1, 2016, between Frontier and R. Perley McBride (filed as Exhibit 10.2 to the September 30, 2016 10-Q). *
10.17

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

10.19

Offer of Employment Letter, dated January 13, 2006, between Frontier and Cecilia K. McKenney (“McKenney Offer Letter”) (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).*

10.20	Amendment, dated May 31, 2012, to Offer of Employment Letter, dated January 13, 2006, between Frontier and Cecilia K. McKenney (filed as Exhibit 10.5 to the June 30, 2012 10-Q).*
10.21

Amended and Restated Employment Agreement, dated as of March 8, 2013, between Frontier and Mary Agnes Wilderotter (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 13, 2013 (the “Wilderotter Employment Agreement”)).*

10.22	Amendment to the Wilderotter Employment Agreement, dated as of February 25, 2015, between Frontier and Mary Agnes Wilderotter (filed as Exhibit 10.2 to the March 3, 2015 8-K).*
10.23	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).*
10.24	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).*
10.25	Form of Restricted Stock Agreement for CEO (filed as Exhibit 10.32 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).*
10.26	Form of Restricted Stock Agreement for named executive officers other than CEO (filed as Exhibit 10.33 to the 2009 10-K).*
10.27	Form of LTIP Agreement for CEO (filed as Exhibit 10.32 to the 2012 10-K).*
10.28	Form of LTIP Agreement for named executive officers other than CEO (filed as exhibit 10.33 to the 2012 10-K).*
10.29	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans.
12	Computation of ratio of earnings to fixed charges (this item is included herein for the sole purpose of incorporation by reference).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits 10.7 through 10.29 are management contracts or compensatory plans or arrangements.

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

February 28, 2017

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2017.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Controller
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ R. Perley McBride	Executive Vice President and Chief Financial Officer
(R. Perley McBride)	(Principal Financial Officer)

/s/ Daniel J. McCarthy	Director, President and Chief Executive Officer
(Daniel J. McCarthy)	(Principal Executive Officer)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Virginia P. Ruesterholz	Director
(Virginia P. Ruesterholz)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Larraine D. Segil	Director
(Larraine D. Segil)

/s/ Mark Shapiro	Director
(Mark Shapiro)

/s/ Myron A. Wick III	Director
(Myron A. Wick III)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-4

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-5

Consolidated Statements of Operations for the years ended
December 31, 2016, 2015 and 2014	F-6

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2016, 2015 and 2014	F-6

Consolidated Statements of Equity for the years ended
December 31, 2016, 2015 and 2014	F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2016, 2015 and 2014	F-8

Notes to Consolidated Financial Statements	F-9

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Daniel J. McCarthy	/s/ R. Perley McBride
Daniel J. McCarthy	R. Perley McBride
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Norwalk, Connecticut

February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Frontier Communications Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frontier Communications Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frontier Communications Corporation and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Frontier Communications Corporation:

We have audited Frontier Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Frontier Communications Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frontier Communications Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frontier Communications Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut
February 28, 2017

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

($ in millions and shares in thousands, except for per-share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$522	$936
Accounts receivable, less allowances of $131 and $57, respectively	938	571
Restricted cash	-	8,444
Prepaid expenses	88	100
Income taxes and other current assets	108	80
Total current assets	1,656	10,131

Property, plant and equipment, net	14,902	8,493
Goodwill	9,674	7,166
Other intangibles, net	2,662	1,143
Other assets	119	151
Total assets	$29,013	$27,084

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$363	$384
Accounts payable	698	467
Advanced billings	301	160
Accrued other taxes	134	87
Accrued interest	437	403
Pension and other postretirement benefits	23	33
Other current liabilities	488	359
Total current liabilities	2,444	1,893

Deferred income taxes	2,516	2,666
Pension and other postretirement benefits	1,602	1,163
Other liabilities	372	240
Long-term debt	17,560	15,508

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,192,986 issued, and 1,172,553 and 1,168,200 outstanding,
at December 31, 2016 and 2015, respectively)	298	298
Additional paid-in capital	5,283	6,034
Accumulated deficit	(460)	(87)
Accumulated other comprehensive loss, net of tax	(387)	(353)
Treasury common stock	(215)	(278)
Total equity	4,519	5,614
Total liabilities and equity	$29,013	$27,084

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

($ in millions and shares in thousands, except for per-share amounts)

	2016	2015	2014

Revenue	$8,896	$5,576	$4,772

Operating expenses:
Network access expenses	1,470	640	465
Network related expenses	1,887	1,287	1,118
Selling, general and administrative expenses	2,093	1,346	1,086
Depreciation and amortization	2,031	1,320	1,139
Acquisition and integration costs	436	236	142
Restructuring costs and other charges	91	2	2
Total operating expenses	8,008	4,831	3,952

Operating income	888	745	820

Investment and other income, net	20	7	39
Interest expense	1,531	1,113	696

Income (loss) before income taxes	(623)	(361)	163
Income tax expense (benefit)	(250)	(165)	30

Net income (loss)	(373)	(196)	133
Less: Dividends on preferred stock	214	120	-

Net income (loss) attributable to
Frontier common shareholders	$(587)	$(316)	$133

Basic and diluted net income (loss) per share
attributable to Frontier common shareholders	$(0.51)	$(0.29)	$0.13

Total weighted average shares outstanding - basic	1,164,099	1,084,606	994,418
Total weighted average shares outstanding - diluted	1,164,099	1,084,606	998,162

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

($ in millions)

	2016	2015	2014

Net income (loss)	$(373)	$(196)	$133
Other comprehensive income (loss), net of tax	(34)	51	(143)

Comprehensive loss	$(407)	$(145)	$(10)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

($ in millions and shares in thousands)

						Retained	Accumulated
					Additional	Earnings	Other	Treasury
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity

Balance December 31, 2013	-	$-	1,027,986	$257	$4,321	$76	$(261)	(28,524)	$(338)	$4,055
Stock plans	-	-	-	-	(30)	-	-	3,007	44	14
Dividends on common stock	-	-	-	-	(301)	(100)	-	-	-	(401)
Net income	-	-	-	-	-	133	-	-	-	133
Other comprehensive loss,							.
net of tax	-	-	-	-	-	-	(143)	-	-	(143)
Balance December 31, 2014	-	-	1,027,986	257	3,990	109	(404)	(25,517)	(294)	3,658
Issuance of common stock	-	-	165,000	41	758	-	-	-	-	799
Issuance of preferred stock	19,250	-	-	-	1,866	-	-	-	-	1,866
Stock plans	-	-	-	-	(4)	-	-	731	16	12
Dividends on common stock	-	-	-	-	(456)	-	-	-	-	(456)
Dividends on preferred stock	-	-	-	-	(120)	-	-	-	-	(120)
Net loss	-	-	-	-	-	(196)	-	-	-	(196)
Other comprehensive income,
net of tax	-	-	-	-	-	-	51	-	-	51
Balance December 31, 2015	19,250	-	1,192,986	298	6,034	(87)	(353)	(24,786)	(278)	5,614
Stock plans	-	-	-	-	(44)	-	-	4,353	63	19
Dividends on common stock	-	-	-	-	(493)	-	-	-	-	(493)
Dividends on preferred stock	-	-	-	-	(214)	-	-	-	-	(214)
Net loss	-	-	-	-	-	(373)	-	-	-	(373)
Other comprehensive loss, net
of tax	-	-	-	-	-	-	(34)	-	-	(34)
Balance December 31, 2016	19,250	$-	1,192,986	$298	$5,283	$(460)	$(387)	(20,433)	$(215)	$4,519

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

($ in millions)

	2016	2015	2014

Cash flows provided from (used by) operating activities:
Net income (loss)	$(373)	$(196)	$133
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	2,031	1,320	1,139
Loss on debt exchanges	7	-	-
Pension/OPEB costs	79	10	(18)
Special Termination Benefits	26	-	-
Stock based compensation expense	24	27	23
Gains on sale of assets	-	-	(37)
Amortization of deferred financing costs	46	191	10
Other non-cash adjustments	(12)	-	22
Deferred income taxes	(206)	(167)	(78)
Change in accounts receivable	(19)	62	(61)
Change in accounts payable and other liabilities	(22)	102	90
Change in prepaid expenses, income taxes and other current assets	85	(48)	47
Net cash provided from operating activities	1,666	1,301	1,270

Cash flows provided from (used by) investing activities:
Cash paid for CTF Acquisition	(9,871)	-	-
Cash paid for Connecticut Acquisition	-	-	(2,018)
Capital expenditures - Business operations	(1,259)	(710)	(572)
Capital expenditures - Integration activities	(142)	(153)	(116)
Network expansion funded by Connect America Fund - Phase 1	-	(22)	(56)
Grant funds received for network expansion from
Connect America Fund - Phase 1	-	-	4
Proceeds on sale of assets	8	22	39
Cash paid for an acquisition, net of cash acquired	-	(17)	-
Other	5	2	32
Net cash used by investing activities	(11,259)	(878)	(2,687)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,940	6,603	1,911
Financing costs paid	(39)	(119)	(40)
Long-term debt payments	(453)	(298)	(260)
Proceeds from issuance of common stock, net	-	799	-
Proceeds from issuance of preferred stock, net	-	1,866	-
Dividends paid on common stock	(493)	(456)	(401)
Dividends paid on preferred stock	(214)	(120)	-
Other	(6)	-	(2)
Net cash provided from financing activities	735	8,275	1,208
Increase/(Decrease) in cash, cash equivalents and restricted cash	(8,858)	8,698	(209)
Cash, cash equivalents and restricted cash at January 1,	9,380	682	891
Cash, cash equivalents and restricted cash at December 31,	$522	$9,380	$682

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,467	$728	$656
Income taxes (refunds), net	$(120)	$28	$70

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	$15	$-	$-
Reduction of pension obligation	$15	$-	$-
Decrease in capital expenditures due to changes
in accounts payable	$(60)	$(56)	$(15)
Conversion of operating leases to capital leases	$111	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:

(a)   Description of Business:

Frontier Communications Corporation (Frontier) is the fourth largest Incumbent Local Exchange Carrier (ILEC) in the United States, with approximately 5.4 million customers, 4.3 million broadband subscribers and 28,300 employees, operating in 29 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008.  Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

Effective April 1, 2016, Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition, as described in Note 3 - Acquisitions. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the CTF Operations, as defined in Note 3 – Acquisitions, from the date of acquisition on April 1, 2016.

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

For our financial statements as of and for the period ended December 31, 2016, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

We maintain an allowance for doubtful accounts based on an estimate of our ability to collect accounts receivable.  At December 31, 2016, our accounts receivable balances, including balances for delinquent accounts, were higher than usual as a result of planned delays in collection efforts for certain new customers acquired in the CTF Acquisition. These payment delays are customary for us after large acquisitions in order

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to allow for resolution of any service or billing issues for new customers. Our allowance for doubtful accounts was adjusted to reflect our best estimate of collectability.

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $217 million, $151 million and $125 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2015 we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high cost support that we had been receiving pursuant to a 2011 FCC order.  Upon completion of the CTF Acquisition, Frontier assumed the CAF Phase II support and related obligations that Verizon had previously accepted with regard to California and Texas.  CAF Phase II funding is a program intended to subsidize the high cost of establishing and delivering communications services to certain unserved or underserved areas.  We are recognizing these subsidies into revenue on a straight line basis, which is consistent with how the costs related to these subsidies are being and are expected to be incurred. CAF Phase II is a multi-year program which requires us to deploy broadband to a specified number of households in each of the states where funding was accepted. Failure to meet our deployment obligations at the end of the program in 2020 will result in a return of a portion of the funding received. We regularly evaluate our ability to meet our broadband deployment obligations and adjust revenue accordingly.

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

·	Video services include revenues generated from services provided directly to residential customers through the FiOS® and Vantage video brands, and through DISH® satellite TV services;

·	Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts; and

·

Switched Access and Subsidy revenues include revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies. We also receive cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the year ended
	December 31,

($ in millions)	2016	2015	2014

Voice services	$2,886	$2,022	$1,951
Data and Internet services	3,693	2,337	1,948
Video services	1,244	285	134
Other	276	255	220
Customer revenue	8,099	4,899	4,253
Switched access and subsidy	797	677	519
Total revenue	$8,896	$5,576	$4,772

(e)  Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties.  Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

(f)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses.  We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP.  During the second quarter of 2016, Frontier reorganized into seven regional operating segments, which are aggregated into one reportable segment. In conjunction with the reorganization of our operating segments, effective with the second quarter of 2016, we reassigned goodwill to our regional operating segments (reporting units) using a relative fair value allocation approach.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)   Income Taxes and Deferred Income Taxes:

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

(i)   Stock Plans:

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

(j)  Net Income (Loss) Per Share Attributable to Frontier Common Shareholders:

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income (loss) per share attributable to Frontier common shareholders. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 13 – Net Income (Loss) Per Common Share.

(2)   Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

Business Combinations – Measurement Period Adjustments

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations – Simplifying the Accounting for Measurement Period Adjustments.” This ASU requires that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The new guidance was effective for Frontier on January 1, 2016 and has been applied to the measurement period adjustments related to our CTF Acquisition during 2016.

Employee Benefit Plans

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965)”: There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715),” which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

should be applied on a prospective basis. The new guidance was effective for Frontier on January 1, 2016 and Frontier has applied the new guidance in its reporting for defined benefit plans completed in 2016.

Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15,” Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU provide guidance on the following cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments; 3) contingent consideration payments made after a  business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The new guidance was early adopted by Frontier in 2016 and Frontier has retrospectively applied the new guidance in our Statement of Cash Flows for 2014, 2015, and 2016.

Statement of Cash Flows – Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows – Restricted Cash Flows.”  This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The new guidance was early adopted by Frontier in 2016 and Frontier has retrospectively applied the new guidance in our Statement of Cash Flows for 2014, 2015, and 2016.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Frontier expects to be entitled in exchange for those goods or services. This new standard is effective for annual and interim reporting periods beginning after December 15, 2017. Companies are also permitted to voluntarily adopt the new standard as of the original effective date that was for annual reporting periods beginning after December 15, 2016, however, Frontier does not intend to early adopt. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. Frontier has not yet selected a transition method and is currently evaluating the guidance and developing an implementation plan.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to amend ASC Topic 718, “Compensation – Stock Compensation.” The ASU is part of the FASB’s ongoing simplification initiative, which is designed to reduce cost and complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. The proposed simplifications address a variety of areas for public entities, including the following: 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) classifications of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, and 6) classification of awards with repurchase features. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Frontier has determined that the impact of adoption is immaterial to its consolidated financial statements.

Intangibles – Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Frontier is currently evaluating the impact of adopting the new standard and has not yet determined the impact of adoption on its consolidated financial statements.

(3)   Acquisitions:

The CTF Acquisition

On April 1, 2016, Frontier acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida for a purchase price of $10,540 million in cash and assumed debt (the CTF Acquisition), pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.  In addition, Frontier and Verizon settled the working capital and net debt adjustments with $15 million paid to Frontier in October 2016. As a result of the CTF Acquisition, Frontier now operates these former Verizon properties, which included approximately 2.5 million total customers, 2.1 million broadband subscribers, and 1.2 million FiOS video subscribers as of April 1, 2016 (the CTF Operations).

Our consolidated statement of operations for the year ended December 31, 2016 includes $3,622 million of revenue and $582 million of operating income related to the nine months of operating results of the CTF Operations since April 1, 2016.

The allocation of the purchase price presented below, which is preliminary and subject to change, represents the effect of recording the estimates of the fair value of assets acquired and liabilities assumed as of the date of the CTF Acquisition, based on the total transaction cash consideration of $9,886 million at December 31, 2016, as adjusted for the $15 million settlement payment discussed above. These current estimates will be revised in future periods for information that is currently not available to us, primarily related to certain legal and tax accruals and contingencies; accounts receivable; property, plant and equipment; customer base and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

other intangibles; deferred income tax assets and liabilities; pension assets and liabilities, as well as other assumed postretirement benefit obligations, pending completion of actuarial studies and the related transfer of pension assets. The revisions may affect the presentation of our consolidated financial results. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

($ in millions)

Current assets	$350
Property, plant & equipment	6,236
Goodwill	2,508
Other intangibles - primarily customer base	2,162
Current liabilities	(518)
Long-term debt	(544)
Other liabilities	(323)
Total net assets acquired	$9,871

The total consideration exceeded the net estimated fair value of the assets acquired and liabilities assumed by $2,508 million, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. This amount of goodwill associated with the CTF Acquisition will be deductible for income tax purposes.

The Securities Purchase Agreement provides for a post-closing adjustment for both pension liabilities and pension assets. Frontier and Verizon have not finalized the results of these calculations. Such calculations will be completed in accordance with the terms of the Securities Purchase Agreement.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the CTF Operations as if the CTF Acquisition had occurred as of January 1, 2015. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the CTF Acquisition been completed as of January 1, 2015. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that may result from the CTF Acquisition.

	(Unaudited)
	For the year ended December 31,
($ in millions, except per share amounts)	2016	2015

Revenue	$10,255	$11,157

Operating income	$1,433	$1,529

Net loss attributable to Frontier
common shareholders	$262	$(192)

Basic and diluted net loss per
share attributable to Frontier
common shareholders	$(0.23)	$(0.17)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2015, we completed our financing activities associated with the CTF Acquisition, which included: 1) a private debt offering of $6,600 million of unsecured senior notes in September 2015, 2) the 2015 Credit Agreement (as defined below) for a senior secured delayed-draw term loan facility in August 2015 and 3) a registered offering of $2,750 million of preferred and common stock in June 2015.  Net proceeds from these debt and equity offerings together with the proceeds received from the delayed draw term loan facility and cash on hand were used to fund the CTF Acquisition and pay related fees and expenses.

The Connecticut Acquisition

On October 24, 2014, Frontier acquired the wireline properties of AT&T Inc. (AT&T) in Connecticut (the Connecticut Acquisition) for a purchase price of $2,018 million in cash, pursuant to the stock purchase agreement dated December 16, 2013, as amended. Following the Connecticut Acquisition, Frontier now owns and operates the wireline business and fiber optic network servicing residential, commercial and wholesale customers in Connecticut. Frontier also acquired the AT&T U-verse® video (Vantage) and DISH® satellite TV customers in Connecticut. See Note 7 for further discussion related to financing the Connecticut Acquisition.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)
For the year ended December 31,
($ in millions, except per share amounts)	2014

Revenue	$5,775

Operating income	$985

Net income attributable to Frontier
common shareholders	$191

Basic and diluted net income per
share attributable to Frontier
common shareholders	$0.19

Acquisition and Integration Costs

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses that are incremental and directly related to the acquisition, and were incurred to integrate the network and information technology platforms and to enable other integration initiatives.

Frontier incurred operating expenses related to the CTF Acquisition and the Connecticut Acquisition, as follows:

	For the Year Ended
($ in millions)	2016	2015	2014

Acquisition costs:
CTF Acquisition	$23	$44	$-
Connecticut Acquisition	-	1	15
	23	45	15
Integration costs:
CTF Acquisition	412	152	-
Connecticut Acquisition	1	39	127
	413	191	127
Total acquisition and
integration costs	$436	$236	$142

We also invested $142 million and $129 million in capital expenditures related to the CTF Acquisition during the years ended December 31, 2016 and 2015, respectively.  In connection with the Connecticut Acquisition, Frontier invested $24 million and $116 million in capital expenditures during the years ended December 31, 2015 and 2014, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)   Accounts Receivable:

The components of accounts receivable, net at December 31, 2016 and 2015 are as follows:

($ in millions)	2016	2015

Retail and Wholesale	$979	$569
Other	90	59
Less: Allowance for doubtful accounts	(131)	(57)
Accounts receivable, net	$938	$571

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 is as follows:

($ in millions)	Balance at beginning of Period	Charged to Other Revenue	Charged (Credited) to Switched and Nonswitched Revenue and Other Accounts	Write-offs, net of Recoveries	Balance at end of Period

2014	$71	$61	$-	$(60)	$72
2015	$72	$67	$(17)	$(65)	$57
2016	$57	$164	$15	$(105)	$131

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $179 million, $50 million, and $61 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our allowance for doubtful accounts declined in 2015, primarily as a result of the resolution of a principal carrier dispute.  Our allowance for doubtful accounts increased in 2016 primarily as a result of the customer account balances related to the CTF Operations subsequent to the CTF Acquisition.

(5)   Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2016 and 2015 are as follows:

($ in millions)	Estimated Useful Lives	2016	2015

Land	N/A	$235	$151
Buildings and leasehold improvements	41 years	2,300	1,327
General support	5 to 17 years	1,495	1,146
Central office/electronic circuit equipment	5 to 18 years	7,683	6,244
Poles	30 years	995	712
Cable, fiber and wire	15 to 25 years	10,267	7,280
Conduit	55 years	1,611	515
Other	12 to 25 years	52	47
Construction work in progress		903	379
Property, plant and equipment		25,541	17,801
Less: Accumulated depreciation		(10,639)	(9,308)
Property, plant and equipment, net		$14,902	$8,493

Property, plant, and equipment includes approximately $154 million and $43 million of fixed assets recognized under capital leases as of December 31, 2016 and 2015, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the Year Ended
($ in millions)	2016	2015	2014

Depreciation expense	$1,388	$983	$835

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2016, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense. In addition, the estimated useful lives for assets acquired in the CTF Acquisition were adopted for such assets based on a similar study performed as of October 1, 2015 and were effective April 1, 2016.

(6)   Goodwill and Other Intangibles:

The activity in our goodwill from January 1, 2015 through December 31, 2016 is as follows:

($ in millions)	Goodwill

Balance at January 1, 2015	$7,205
Connecticut Acquisition Adjustment	(53)
Other Acquisition	14
Balance at December 31, 2015	7,166
CTF Acquisition (Note 3)	2,508
Balance at December 31, 2016	$9,674

The components of other intangibles at December 31, 2016 and 2015 are as follows:

	2016			2015
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangibles:
Customer base	$5,088	$(2,604)	$2,484	$2,998	$(1,977)	$1,021
Trade name	122	-	122	122	-	122
Royalty agreement	72	(16)	56	-	-	-
Total other intangibles	$5,282	$(2,620)	$2,662	$3,120	$(1,977)	$1,143

Amortization expense was as follows:

	For the Year Ended
($ in millions)	2016	2015	2014

Amortization expense	$643	$337	$304

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method. The approximate weighted average remaining life of our customer base is 7 years and for our royalty agreement is 4 years. Amortization expense

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

based on our current estimate of useful lives, is estimated to be approximately $663 million in 2017, $552 million in 2018, $439 million in 2019, $342 million in 2020, and $251 million in 2021.

   (7)   Long-Term Debt:

   The activity in our long-term debt from January 1, 2016 to December 31, 2016 is summarized as follows:

		Year ended December 31, 2016
($ in millions)	January 1, 2016	Payments and Retirements	New Borrowings	Debt Assumed	Reclassifications	December 31, 2016	Interest Rate at December 31, 2016*

Senior & Subsidiary
Unsecured Debt	$16,055	$(419)	$401	$500	$(637)	$15,900	9.18%
Senior Secured Debt	-	(426)	1,940	-	637	2,151	3.89%
Secured Subsidiary Debt	-	-	-	100	-	100	8.50%
Secured Debt	23	(4)	-	-	-	19	4.50%
Rural Utilities Service Loan Contracts	8	-	-	-	-	8	6.15%
Total Long-Term Debt	$16,086	$(849)	$2,341	$600	$-	$18,178	8.55%

Less: Debt Issuance Costs	(196)					(209)
Less: Debt Premium (Discount)	2					(46)
Less: Current Portion	(384)					(363)
	$15,508					$17,560

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2016 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt at December 31, 2016 and 2015 is as follows:

	2016		2015

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
4/15/2017	$210	8.250%	$607	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
4/15/2020	1,169	8.500%	1,022	8.500%
9/15/2020	1,066	8.875%	1,000	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,188	10.500%	2,000	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,150		15,146

Senior Secured Debt Due:
10/14/2016 (1)	-	-	344	2.805% (Variable)
10/24/2019 (2)	280	4.145% (Variable)	315	3.805% (Variable)
3/31/2021 (3)	1,564	3.270% (Variable)	-
10/12/2021(4)	307	4.145% (Variable)	-
	2,151		659

Subsidiary Debentures Due:
5/15/2027	200	6.750%	-
2/1/2028	300	6.860%	-
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
11/15/2031	100	8.500%	-
	850		250

Total	$18,151	8.30% (5)	$16,055	8.74% (5)

(1)   Represents borrowings under the 2011 CoBank Credit Agreement, as defined below, that became secured as of April 1, 2016.

(2)   Represents borrowings under the 2014 CoBank Credit Agreement, as defined below, that became secured as of April 1, 2016.

(3)   Represents borrowings under the 2015 Credit Agreement, as defined below.

(4)   Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.

(5)   Interest rate represents a weighted average of the stated interest rates of multiple issuances.

During 2016, we completed non-cash debt exchanges including related accrued interest, of $397 million of our 8.25% Notes due April 2017 for approximately $147 million of our 8.50% Notes due April 2020, $66 million of our 8.875% Notes due September 2020, and $188 million of our 10.50% Notes due September 2022.  A pretax loss of approximately $7 million was recognized and included in “Investment and other income, net” in our consolidated statement of operations for the year ended December 31, 2016.

On September 25, 2015, Frontier completed a private offering of $6,600 million aggregate principal amount of unsecured Senior Notes, as follows: $1,000 million of 8.875% Senior Notes due 2020; $2,000 million of 10.50%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Senior Notes due 2022; and $3,600 million of 11.00% Senior Notes due 2025. Each was issued at a price equal to 100% of its principal amount. Frontier used the net proceeds from the offering (after deducting underwriting fees) to finance a portion of the cash consideration paid in connection with the CTF Acquisition and to pay related fees and expenses. The net proceeds of the debt offering of $6,485 million were included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015. In June 2016, we completed an exchange offer of registered senior notes for the privately placed senior notes.

On August 12, 2015, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, for a $1,500 million senior secured delayed-draw term loan facility (the 2015 Credit Agreement). Frontier exercised its right under the 2015 Credit Agreement to obtain additional commitments and increased the size of the facility to $1,625 million. On April 1, 2016, in connection with the closing of the CTF Acquisition, Frontier drew $1,550 million under that facility, with the additional $75 million drawn subsequently. The final maturity date is March 31, 2021. Repayment of the outstanding principal balance will be made in quarterly installments, initially in the amount of $20 million per installment, which commenced on June 30, 2016. The quarterly installments will increase to $41 million, beginning with the 13th quarterly installment. The remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2015 Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2015 Credit Agreement). Borrowings under the 2015 Credit Agreement are secured by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary, primarily representing Frontier operations in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

Upon completion of the CTF Acquisition on April 1, 2016, we assumed additional debt of $600 million, including $200 million aggregate principal amount of 6.75% Senior Notes due May 15, 2027, $300 million aggregate principal amount of 6.86% Senior Notes due February 1, 2028 and $100 million aggregate principal amount of 8.50% Senior Notes due November 15, 2031.

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million and $184 million for the years ended December 31, 2016 and 2015, respectively. The accrued liabilities related to the Verizon Bridge Facility of $184 million were paid after the closing of the CTF Acquisition and were included in “Other current liabilities” in the consolidated balance sheet as of December 31, 2015. The Verizon Bridge Facility terminated, in accordance with its terms, on September 25, 2015.

Frontier has a credit agreement with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, for a $350 million senior unsecured term loan facility (the 2014 CoBank Credit Agreement). The facility was drawn upon closing of the Connecticut Acquisition with proceeds used to partially finance the acquisition. The maturity date is October 24, 2019. Repayment of the outstanding principal balance will be made in quarterly installments of $9 million, which commenced on March 31, 2015 with the remaining outstanding principal balance to be repaid on the maturity date. Borrowings under the 2014 CoBank Credit Agreement will bear interest based on the margins over the Base Rate (as defined in the 2014 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustments based on our Total Leverage Ratio, as such term is defined in the 2014 CoBank Credit Agreement. The interest rate on this facility at December 31, 2016 was LIBOR plus 3.375%.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Repayment of the outstanding principal balance for the 2016 CoBank Credit Agreement is being made in quarterly installments of approximately $8 million which began on December 31, 2016. Any remaining outstanding principal balance will be repaid on the final maturity date. Borrowings under the term loan will bear interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or LIBOR, at the election of Frontier. Interest rate margins under the facility (ranging from 0.875% to 2.875% for Base Rate borrowings and 1.875% to 3.875% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the 2016 CoBank Credit Agreement).  The term loan under the 2016 CoBank Credit Agreement is secured by a pledge of the stock of Frontier North Inc.

Frontier has a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties named therein (the Revolving Credit Agreement), for a $750 million revolving credit facility (the Revolving Credit Facility) with a scheduled termination date of May 31, 2018.  As of December 31, 2016, the Revolving Credit Facility was fully available and no borrowings had been made thereunder. Associated commitment fees under the Revolving Credit Facility will vary from time to time depending on our debt rating (as defined in the Revolving Credit Agreement) and were 0.45% per annum as of December 31, 2016. During the term of the Revolving Credit Facility, Frontier may borrow, repay and reborrow funds, and may obtain letters of credit, subject to customary borrowing conditions. Loans under the Revolving Credit Facility will bear interest based on the alternate base rate or the adjusted LIBO Rate (each as determined in the Revolving Credit Agreement), at our election, plus a margin based on our debt rating (ranging from 0.50% to 1.50% for alternate base rate borrowings and 1.50% to 2.50% for adjusted LIBO Rate borrowings). The interest rate on this facility would have been the alternate base rate plus 1.50% or the adjusted LIBO Rate plus 2.50%, respectively, as of December 31, 2016. Letters of credit issued under the Revolving Credit Facility will also be subject to fees that vary depending on our debt rating. The Revolving Credit Facility is available for general corporate purposes but may not be used to fund dividend payments.

On February 27, 2017, Frontier amended and restated its April 2021 term loan and its revolving credit facility, combining them into a single credit agreement and unifying the covenants.  The amended and restated credit agreement provides Frontier with more flexible terms, increases the revolving credit facility to $850 million and extends the maturity of the revolving credit facility from 2018 to 2022.  The determination of interest rates remains unchanged.  The most significant change in the covenants is an increase of the maximum Leverage Ratio (as defined) to 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  In addition, under the amended and restated credit agreement, Frontier will be expanding the security package to include pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries.

Upon the drawdown of the term loan under the 2015 Credit Agreement in connection with the closing of the CTF Acquisition, borrowings under the 2014 CoBank Credit Agreement, the 2011 CoBank Credit Agreement and the Revolving Credit Facility became secured debt. These borrowings are secured, equally and ratably with borrowings under the 2015 Credit Agreement, by a pledge of the stock of Frontier North Inc., a wholly owned subsidiary.

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

As of December 31, 2016, we were in compliance with all of our debt and credit facility covenants.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our scheduled principal payments are as follows as of December 31, 2016:

Principal
($ in millions)	Payments

2017	$363
2018	$733
2019	$818
2020	$2,429
2021	$2,554
Thereafter	$11,281

Other Obligations

During 2016, Frontier contributed a real estate property with a fair value of $15 million for the purpose of funding a portion of its contribution obligations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property and, based on these appraisals, the pension plan recorded the contribution at its fair value of $15 million. Frontier has entered into a lease for the contributed property with initial terms of 15 years at a combined aggregate annual rent of approximately $2 million. The property is managed on behalf of the pension plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

The contribution and leaseback of the property was treated as a financing transaction and, accordingly, Frontier continues to depreciate the carrying value of the property in its financial statements and no gain or loss was recognized. An obligation of $15 million was recorded in our consolidated balance sheet within “Other liabilities” and the liability is reduced annually by a portion of the lease payments made to the pension plan.

During 2016, Frontier modified certain operating leases for vehicles which resulted in the classification as capital leases. These agreements have lease terms of 1 to 7 years.  These capital lease obligations are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities”.

In 2012, Frontier entered into a sale and leaseback arrangement for a facility in Everett, Washington and entered into a capital lease for the use of fiber in the state of Minnesota.  These agreements have lease terms of 12 and 23 years, respectively. These capital lease obligations are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.”

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2016 are as follows:

($ in millions)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2017	$9	$39
2018	9	37
2019	9	26
2020	9	15
2021	9	9
Thereafter	60	21
Total future payments	105	147
Less: Amounts representing interest	(57)	(18)
Present value of minimum lease payments	$48	$129

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Restructuring Costs

As of December 31, 2016, restructuring related liabilities of $47 million pertaining to employee separation charges are included in “Other current liabilities” in our consolidated balance sheet.

During 2016, restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $65 million, and pension/OPEB benefit enhancements of $26 million, totaling $91 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the year ended December 31, 2016.

The following is a summary of the changes in the liabilities established for restructuring programs at December 31, 2016:

($ in millions)
Restructuring Liability
Balance, January 1, 2016	$1
Severance costs	65
Cash payments during the period	(19)
Balance, December 31, 2016	$47

(9) Investment and Other Income, Net:

The components of investment and other income, net for the years ended December 31, 2016, 2015 and 2014 are as follows:

($ in millions)	2016	2015	2014

Interest and dividend income	$13	$7	$2
Loss on debt exchanges	(7)	-	-
Gain on sale of Fairmount Cellular LLC	-	-	25
Gain on sale of 700 MHz spectrum	-	-	12
Gain on expiration/settlement of customer advances	13	-	-
All other, net	1	-	-
Total investment and other income, net	$20	$7	$39

During 2016 and 2015, we received $13 million and $7 million, respectively, in interest and dividend income, primarily due to interest earned on restricted cash.

During 2016, we recognized income of $13 million in connection with certain retained liabilities that have terminated, associated with customer advances for construction from our disposed water properties.

During 2014, we sold assets that were unrelated to Frontier’s operations and recognized a gain of $25 million associated with the sale of our interest in Fairmount Cellular LLC and recognized a gain of $12 million related to the sale of our 700 MHz spectrum.

(10)Capital Stock:

We are authorized to issue up to 1,750,000,000 shares of common stock and 50,000,000 shares of preferred stock. The amount and timing of dividends payable on common and preferred stock are, subject to applicable law, within the sole discretion of our Board of Directors.

Common Stock Offering

On June 10, 2015, we completed a registered offering of 150,000,000 shares of our common stock, par value $0.25 per share, at an offering price of $5 per share. On June 24, 2015, Frontier issued an additional 15,000,000 shares of common stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds were approximately $799 million after deducting commissions and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

estimated expenses. We used the net proceeds from this offering to fund a portion of the acquisition price of the CTF Acquisition and related fees and expenses.

Mandatory Convertible Preferred Stock (Series A) Offering

On June 10, 2015, we also completed a registered offering of 17,500,000 shares of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), at an offering price of $100 per share. On June 24, 2015, Frontier issued an additional 1,750,000 shares of Series A Preferred Stock in connection with the over-allotment option that was exercised in full by the underwriters. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund a portion of the acquisition price of the CTF Acquisition and related fees and expenses.

Unless converted earlier, each share of the Series A Preferred Stock will automatically convert on June 29, 2018 into common stock, (between 17.0213 and 20.0000 shares) depending on the applicable market value of our common stock, subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to June 29, 2018, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 11.125% on the liquidation preference of $100.00 per share, on the last business day of March, June, September and December of each year, commencing on September 30, 2015 to, and including, the mandatory conversion date.  Series A Preferred Stock dividends of $214 million and $120 million were paid in 2016 and 2015, respectively.

Pursuant to the terms of the CTF Acquisition, $1,955 million of the $2,665 million in net proceeds from the equity offerings were deposited into escrow and were included in “Restricted cash” in the consolidated balance sheet as of December 31, 2015.  Upon closing of the CTF Acquisition, the funds were released and used to fund a portion of the purchase price.

(11) Stock Plans:

At December 31, 2016, we had six stock-based compensation plans under which grants were made and awards remained outstanding.  No further awards may be granted under five of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the Non-Employee Directors’ Deferred Fee Equity Plan (the Deferred Fee Plan), and the Non-Employee Directors’ Equity Incentive Plan (the Directors’ Equity Plan and together with the Deferred Fee Plan, the Director Plans). At December 31, 2016, there were 20,000,000 shares authorized for grant and 7,324,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs). Our general policy is to issue shares from treasury upon the grant of restricted shares and the exercise of options.

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

On February 17, 2014, the Compensation Committee granted approximately 1,028,000 performance shares under the LTIP and set the operating cash flow performance goal for 2014, which applies to the first year in the 2014-2016 Measurement Period, the second year of the 2013-2015 Measurement Period and the third year of the 2012-2014 Measurement Period. On February 25, 2015, the Compensation Committee granted approximately 665,000 performance shares under the LTIP and set the operating cash flow performance goal for 2015, which applies to the first year in the 2015-2017 measurement period, the second year of the 2014-2016 measurement period and the third year of the 2013-2015 measurement period. On February 11, 2016, the Compensation Committee granted approximately 1,669,000 performance shares under the LTIP and set the operating cash flow performance goal for 2016, which applies to the first year in the 2016-2018 measurement period, the second year of the 2015-2017 measurement period and the third year of the 2014-2016 measurement period. The number of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by Frontier at the end of the three-year Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares earned for each three year Measurement Period in February of the year following the end of the Measurement Period.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding LTIP target performance shares as of December 31, 2016 and changes during the three years then ended  with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2014	1,749
LTIP target performance shares granted	1,037
LTIP target performance shares forfeited	(104)
Balance at December 31, 2014	2,682
LTIP target performance shares granted	738
LTIP target performance shares earned	(743)
LTIP target performance shares forfeited	(152)
Balance at December 31, 2015	2,525
LTIP target performance shares granted	1,669
LTIP target performance shares earned	(887)
LTIP target performance shares forfeited	(448)
Balance at December 31, 2016	2,859

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense, included in “Selling, general, and administrative expenses” of $6 million, $7 million, and $4 million during 2016, 2015 and 2014, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2016 and changes during the three years then ended with regard to restricted stock under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2014	6,234	$4.80	$29
Restricted stock granted	4,314	$4.91	$29
Restricted stock vested	(2,372)	$5.22	$16
Restricted stock forfeited	(369)	$4.55
Balance at December 31, 2014	7,807	$4.75	$52
Restricted stock granted	2,815	$7.92	$13
Restricted stock vested	(3,215)	$4.89	$15
Restricted stock forfeited	(359)	$5.10
Balance at December 31, 2015	7,048	$5.93	$33
Restricted stock granted	5,936	$4.36	$20
Restricted stock vested	(3,720)	$5.26	$13
Restricted stock forfeited	(908)	$5.11
Balance at December 31, 2016	8,356	$5.20	$28

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2016 was $26 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 1.3 years.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $18 million, $20 million and $16 million, for the years ended December 31, 2016, 2015 and 2014, respectively, has been recorded in connection with these grants.

Stock Options

The number of options exercisable under the EIPs at December 31, 2016, 2015 and 2014 were 40,000,  50,000 and 83,000, with a weighted average exercise price of $8.81,  $13.40, and $13.23, respectively. No stock options were granted or exercised during 2016, 2015 or 2014. There is no remaining unrecognized compensation cost associated with stock options at December 31, 2016.

Non-Employee Directors’ Compensation Plans

As of October 1, 2013, stock units are credited to the director’s account in an amount that is determined as follows: the total cash value of the fees payable to the director is divided by the closing price of Frontier common stock on the grant date of the units. Units are credited to the director’s account quarterly.  Directors must also elect to convert the units to either common stock (convertible on a one-to-one basis) or cash upon retirement or death.

Dividends are paid on stock units held by directors at the same rate and at the same time as we pay dividends on shares of our common stock.  Dividends on stock units are paid in the form of additional stock units.

There were 10 directors participating in the Director Plans during all or part of 2016. The total plan units earned were 444,277,  334,188, and 237,607 in 2016, 2015 and 2014, respectively.

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

In connection with the Director Plans, there were no compensation costs associated with the issuance of stock units in 2016, ($1) million in 2015, and $4 million in 2014. Cash compensation associated with the Director Plans was $1 million in 2016, 2015 and 2014, respectively. These costs are recognized in “Selling, general and administrative expenses”.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	(0.1)	8.7	1.6
Tax reserve adjustment	0.6	(0.3)	6.9
Domestic production activities deduction	(1.9)	-	(8.7)
Changes in certain deferred tax balances	5.8	0.8	(14.1)
Federal research and development credit	1.0	1.5	(3.3)
Non-deductible transaction costs	-	0.4	1.0
All other, net	(0.2)	(0.3)	0.3
Effective tax rate	40.2%	45.8%	18.7%

Income taxes for 2016 include the impact of $36 million of tax benefits resulting primarily from the adjustment of deferred tax balances due to the CTF Acquisition, the impact of $6 million in benefits from the Federal research and development credits, along with a $12 million reversal of benefits related to the domestic production activities deduction.

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

As a result of the retrospective implementation of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, Frontier offset all deferred tax liabilities and assets, as well as any related valuation allowance, and is presenting them as a single non-current amount within Deferred income taxes in the consolidated balance sheet as of December 31, 2016 and 2015.

Amounts pertaining to income tax related accounts of $55 million and $50 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

In 2016, we received federal and state income tax refunds totaling $120 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in millions)	2016	2015

Deferred income tax liabilities:
Property, plant and equipment basis differences	$2,751	$2,401
Intangibles	878	960
Deferred revenue/expense	14	-
Other, net	12	15
	$3,655	$3,376

Deferred income tax assets:
Pension liability	273	222
Tax operating loss carryforward	687	295
Employee benefits	255	262
Accrued expenses	44	50
Lease obligations	75	-
Tax credit	30	-
Allowance for doubtful accounts	44	10
Other, net	2	48
	1,410	887
Less: Valuation allowance	(271)	(177)
Net deferred income tax asset	1,139	710
Net deferred income tax liability	$2,516	$2,666

Our federal net operating loss carryforward as of December 31, 2016 is estimated at $1.0 billion. The federal loss carryforward will expire in 2036, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2016 is estimated at $6.7 billion. A portion of our state loss carryforward will continue to expire annually through 2036, unless otherwise used.

Our federal research and development credit and alternative minimum tax credit as of December 31, 2016 is estimated at $13 million and $4 million, respectively.  The federal research and development credit will expire between 2034 and 2036, unless otherwise used.

Our various state credits as of December 31, 2016 are estimated at $19 million. The state credits will expire between 2018 and 2021, unless otherwise used.

As of December 31, 2016, Frontier has a valuation allowance of $271 million to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses and state tax credits. In evaluating Frontier’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not Frontier will realize the benefits of these deductible differences, net of valuation allowance. There was a valuation allowance of $177 million recorded as of December 31, 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in millions)	2016	2015	2014

Income tax expense (benefit):
Current:
Federal	$(52)	$8	$98
State	7	(6)	10
Total Current	(45)	2	108

Deferred:
Federal	(145)	(126)	(34)
State	(60)	(41)	(44)
Total Deferred	(205)	(167)	(78)
Total income tax expense (benefit)	(250)	(165)	30

Income taxes charged (credited) to equity of Frontier:
Utilization of the benefits arising from restricted stock	(5)	-	-
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	(21)	36	(90)

Total income taxes charged (credited) to equity of Frontier	(26)	36	(90)
Total income taxes	$(276)	$(129)	$(60)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $17 million as of December 31, 2016 including interest of $1 million. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, and which would affect our effective tax rate, is $8 million as of December 31, 2016.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits for the years ended December 31, 2016 and 2015:

($ in millions)	2016	2015

Unrecognized tax benefits - beginning of year	$19	$19
Gross increases - prior year tax positions	3	-
Gross increases - current year tax positions	3	2
Gross decreases - FIN 48 liability release	(9)	-
Gross decreases - expired statute of limitations	-	(2)
Unrecognized tax benefits - end of year	$16	$19

The amounts above exclude $1 million of accrued interest as of December 31, 2016 and 2015, respectively, that we have recorded and would be payable should Frontier’s tax positions not be sustained.

(13) Net Income (Loss) Per Common Share:

The reconciliation of the net income (loss) per common share calculation for the years ended December 31, 2016, 2015 and 2014 is as follows:

($ in millions and shares in thousands, except per share amounts)	2016	2015	2014

Net income (loss) used for basic and diluted earnings (loss)
per share:
Net income (loss) attributable to Frontier common shareholders	$(587)	$(316)	$133
Less: Dividends paid on unvested restricted stock awards	(3)	(3)	(3)
Total basic and diluted net income (loss) attributable to Frontier
common shareholders	$(590)	$(319)	$130

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,172,131	1,091,798	1,001,812
Less: Weighted average unvested restricted stock awards	(8,032)	(7,192)	(7,394)
Total weighted average shares outstanding - basic	1,164,099	1,084,606	994,418

Basic net income (loss) per share attributable to Frontier
common shareholders	$(0.51)	$(0.29)	$0.13

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	1,164,099	1,084,606	994,418
Effect of dilutive shares	-	-	3,744
Total weighted average shares outstanding - diluted	1,164,099	1,084,606	998,162

Diluted net income (loss) per share attributable to Frontier
common shareholders	$(0.51)	$(0.29)	$0.13

In calculating diluted net loss per common share for the years ended December 31, 2016 and 2015, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Options

For the years ended December 31, 2016, 2015 and 2014, options to purchase 40,000,  50,000 and 83,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At December 31, 2016, 2015 and 2014, we had 1,881,460, 1,437,183 and 1,102,995 stock units, respectively, issued under the Director Plans and the 2013 EIP. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of December 31, 2016 and 2015, as their impact was antidilutive.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income/(loss).

The components of accumulated other comprehensive loss, net of tax at December 31, 2016, 2015 and 2014, and changes for the years then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred taxes on pension and OPEB costs	Total
Balance at January 1, 2014	$(412)	$(5)	$156	$(261)
Other comprehensive income (loss) before reclassifications	(140)	(113)	98	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	20	(1)	(7)	12
Net current-period other comprehensive income (loss)	(120)	(114)	91	(143)
Balance at December 31, 2014	(532)	(119)	247	(404)
Other comprehensive income (loss) before reclassifications	(81)	136	(24)	31
Amounts reclassified from accumulated other comprehensive income (loss)	29	3	(12)	20
Net current-period other comprehensive income (loss)	(52)	139	(36)	51
Balance at December 31, 2015	(584)	20	211	(353)
Other comprehensive income (loss) before reclassifications	(103)	17	32	(54)
Amounts reclassified from accumulated other comprehensive income (loss)	40	(8)	(12)	20
Net current-period other comprehensive income (loss)	(63)	9	20	(34)
Balance at December 31, 2016	$(647)	$29	$231	$(387)

As a result of the CTF Acquisition, the Frontier Communications Pension Plan (the Plan) was remeasured.  This remeasurement resulted in a decrease in the discount rate from 4.50% at December 31, 2015 to 4.00% at the date of the CTF Acquisition. This change in the discount rate resulted in a remeasurement charge to Other comprehensive income (loss) of $105 million during 2016.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other Comprehensive Loss Components	2016	2015	2014	Affected Line Item in the Statement Where Net Income (Loss) is Presented

Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(40)	$(29)	$(20)
	(40)	(29)	(20)	Income (loss) before income taxes
Tax impact	15	11	7	Income tax (expense) benefit
	$(25)	$(18)	$(13)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$9	$5	$4
Actuarial gains (losses)	(1)	(8)	(3)
	8	(3)	1	Income (loss) before income taxes
Tax impact	(3)	1	-	Income tax (expense) benefit
	$5	$(2)	$1	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

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

(16)  Quarterly Financial Data (Unaudited):

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

2016
Revenue	$1,355	$2,608	$2,524	$2,409	$8,896
Operating income	58	311	264	255	888
Net loss attributable to Frontier
common shareholders	(240)	(80)	(134)	(133)	(587)
Basic net loss per share attributable
to Frontier common shareholders	$(0.21)	$(0.07)	$(0.12)	$(0.12)	$(0.51)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015
Revenue	$1,371	$1,368	$1,424	$1,413	$5,576
Operating income	163	193	207	182	745
Net loss attributable to Frontier
common shareholders	(51)	(28)	(81)	(156)	(316)
Basic net loss per share attributable
to Frontier common shareholders	$(0.05)	$(0.03)	$(0.07)	$(0.14)	$(0.29)

The quarterly net income (loss) per share amounts are rounded to the nearest cent. Annual net income (loss) per share may vary depending on the effect of such rounding. The change in revenue, operating income, net

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

income (loss) and net income (loss) per share during the second quarter of 2016 and each subsequent quarter of 2016 reflects the additional results of the CTF operations related to the CTF Acquisition, as described further in Note 3.

We recognized $11 million ($7 million or $0.01 per share after tax) and $80 million ($52 million or $0.04 per share after tax) of restructuring costs and other charges during the third and fourth quarters of 2016, respectively.

We recognized $1 million of restructuring costs and other charges during each of the third and fourth quarters of 2015.

We recognized $138 million ($85 million or $0.07 per share after tax), $127 million ($76 million or $0.07 per share after tax), $122 million ($74 million or $0.06  per share after tax) and $49 million ($48 million or $0.04 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2016, respectively.

We recognized $57 million ($35 million or $0.04 per share after tax), $35 million ($23 million or $0.02 per share after tax), $58 million ($27 million or $0.02 per share after tax) and $86 million ($47 million or $0.04 per share after tax) of acquisition and integration costs during the first, second, third and fourth quarters of 2015, respectively.

(17)Retirement Plans:

We sponsor a noncontributory defined benefit pension plan covering a significant number of our former and current employees and other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. The pension plan and postretirement benefit plans are closed to the majority of our newly hired employees. The benefits are based on years of service and final average pay or career average pay. Contributions are made in amounts sufficient to meet ERISA funding requirements while considering tax deductibility. Plan assets are invested in a diversified portfolio of equity and fixed-income securities and alternative investments.

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

As of December 31, 2016, 2015 and 2014, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants.  This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 4.10% as of December 31, 2016 for its qualified pension plan, compared to rates of 4.50% and 4.10% in 2015 and 2014, respectively. The discount rate for postretirement plans as of December 31, 2016 was a range of 4.10% to 4.30% compared to a range of 4.50% to 4.70% in 2015 and 4.10% to 4.20% in 2014.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the CTF Acquisition, the Frontier Communications Pension Plan (the Plan) was remeasured.  This remeasurement resulted in a decrease in the discount rate from 4.50% at December 31, 2015 to 4.00% at the date of the CTF Acquisition. This change in the discount rate resulted in a remeasurement charge to other comprehensive income (loss) of $105 million during 2016.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate.  Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Retirement Plan Committee of the Board of Directors.  The RIAC is responsible for reporting its actions to the Retirement Plan Committee. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. In 2016, 2015 and 2014, our expected long-term rate of return on plan assets was 7.50%,  7.75%, and 7.75%, respectively. For 2017, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2016 and 2015 and the components of total pension benefit cost for the years ended December 31, 2016, 2015 and 2014:

($ in millions)	2016	2015

Change in projected benefit obligation (PBO)
PBO at beginning of year	$2,142	$2,210
Service cost	88	55
Interest cost	122	88
Actuarial (gain)/loss	137	(88)
Benefits paid	(155)	(128)
Connecticut Acquisition transfer	-	5
CTF Acquisition PBO	1,108	-
Special termination benefits	23	-
PBO at end of year	$3,465	$2,142

Change in plan assets
Fair value of plan assets at beginning of year	$1,572	$1,673
Fair value of plan assets for the CTF operations as of acquisition date	1,120	-
Fair value of plan assets for the Connecticut Operations as of acquisition date	-	5
Actual return on plan assets	201	(40)
Employer contributions	28	62
Benefits paid	(155)	(128)
Fair value of plan assets at end of year	$2,766	$1,572

Funded status	$(699)	$(570)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$(9)
Pension and other postretirement benefits - noncurrent	$(699)	$(561)
Accumulated other comprehensive loss	$647	$584

In connection with the completion of the CTF Acquisition, certain employees were transferred to the Frontier Communications Pension Plan (the Plan) effective April 1, 2016.  Assets of $1,108 million related to the CTF Acquisition were transferred from Verizon and the Verizon pension plan trusts during 2016.

($ in millions)	2016	2015	2014

Components of total pension benefit cost
Service cost	$88	$55	$42
Interest cost on projected benefit obligation	122	88	80
Expected return on plan assets	(168)	(129)	(99)
Amortization of unrecognized loss	40	29	20
Net periodic pension benefit cost	82	43	43
Special termination benefits	23	-	-
Total pension benefit cost	$105	$43	$43

The expected amortization of unrecognized loss in 2017 is $35 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We capitalized $25 million, $20 million and $15 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2016, 2015 and 2014, respectively, as the costs relate to our engineering and plant construction activities.

The plan’s weighted average asset allocations at December 31, 2016 and 2015 by asset category are as follows:

	2016	2015
Asset category:
Equity securities	50%	47%
Debt securities	38%	46%
Alternative investments	11%	6%
Cash and other	1%	1%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2017	$375
2018	308
2019	293
2020	281
2021	271
2022-2026	1,224
Total	$2,752

We made total contributions to our pension plan of $28 million during 2016 consisting of cash payments of $13 million and the contribution of real property with a fair value of $15 million, as described below.

See Note 7 for further discussion of a Frontier contribution of real estate property in 2016 with an aggregate fair value of $15 million for the purpose of funding a portion of its contribution obligations to the Plan.

We made total cash contributions to our pension plan during 2015 and 2014 of $62 million and $83 million, respectively.

The accumulated benefit obligation for the plan was $3,363 million and $2,048 million at December 31, 2016 and 2015, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2016	2015	2014
Discount rate - used at year end to value obligation	4.10%	4.50%	4.10%
Discount rate - used to compute annual cost	4.50%	4.10%	4.90%
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%
Rate of increase in compensation levels	2.50%	2.50%	2.50%

Postretirement Benefits Other Than Pensions—“OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2016 and 2015 and the components of total postretirement benefit cost for the years ended December 31, 2016, 2015 and 2014.

($ in millions)	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$626	$727
CTF Acquisition PBO	276	-
Service cost	19	19
Interest cost	37	30
Plan participants' contributions	5	5
Actuarial (gain)/loss	(18)	(115)
Benefits paid	(23)	(25)
Connecticut Acquisition transfer	-	5
Plan change	-	(20)
Special termination benefits	3	-
Benefit obligation at end of year	$925	$626

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Plan participants' contributions	5	5
Employer contribution	18	20
Benefits paid	(23)	(25)
Fair value of plan assets at end of year	$-	$-

Funded status	$(925)	$(626)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(23)	$(24)
Pension and other postretirement benefits - noncurrent	$(902)	$(602)
Accumulated other comprehensive (gain) loss	$(29)	$(20)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions)	2016	2015	2014

Components of total postretirement benefit cost
Service cost	$19	$19	$11
Interest cost on projected benefit obligation	37	30	22
Amortization of prior service cost /(credit)	(9)	(5)	(4)
Amortization of unrecognized loss	1	8	3
Net periodic postretirement benefit cost	48	52	32
Special termination benefits	3	-	-
Total postretirement benefit cost	$51	$52	$32

The expected amortization of prior service credit in 2017 is $9 million and the expected amortization of unrecognized loss in 2017 is $0.

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2016	2015	2014
Discount rate - used at year end to value obligation	4.10% - 4.30%	4.50% - 4.70%	4.10% - 4.20%
Discount rate - used to compute annual cost	4.50% - 4.70%	4.10% - 4.20%	4.90% - 5.20%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2017	$24	$-	$24
2018	30	-	30
2019	38	-	38
2020	44	-	44
2021	49	-	49
2022-2026	298	1	299
Total	$483	$1	$484

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.00% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2024 and remaining at that level thereafter. The effect of a 1% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $20 million. The effect of a 1% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(19) million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (gain) loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2016 and 2015 are as follows:

	Pension Plan		OPEB
($ in millions)	2016	2015	2016	2015
Net actuarial loss	$647	$584	$1	$20
Prior service cost/(credit)	-	-	(30)	(40)
Total	$647	$584	$(29)	$(20)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 are as follows:

	Pension Plan		OPEB
($ in millions)	2016	2015	2016	2015
Accumulated other comprehensive (gain) loss at
beginning of year	$584	$532	$(20)	$119

Net actuarial gain (loss) recognized during year	(40)	(29)	(1)	(8)
Prior service (cost) credit recognized during year	-	-	9	5
Net actuarial loss (gain) occurring during year	103	81	(17)	(136)
Net amount recognized in comprehensive income
(loss) for the year	63	52	(9)	(139)
Accumulated other comprehensive (gain) loss at
end of year	$647	$584	$(29)	$(20)

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $48 million, $28 million and $21 million for 2016, 2015 and 2014, respectively.

(18)Fair Value of Financial Instruments:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$42	$42	$-	$-
U.S. Government Obligations	29	-	29	-
Corporate and Other Obligations	400	-	400	-
Common Stock	487	487	-	-
Common/Collective Trusts	1,104	-	1,104	-
Interest in Registered Investment Companies	334	334	-	-
Interest in Limited Partnerships and
Limited Liability Companies	118	-	-	118
Total investments at fair value	$2,514	$863	$1,533	$118
Receviable for plan assets of the CTF Operations	258
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	27
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(46)
Total Plan Assets, at Fair Value	$2,766

($ in millions)	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$23	$23	$-	$-
U.S. Government Obligations	32	-	32	-
Corporate and Other Obligations	315	-	315	-
Common Stock	178	178	-	-
Common/Collective Trusts	894	-	894	-
Interest in Registered Investment Companies	49	49	-	-
Interest in Limited Partnerships and
Limited Liability Companies	92	-	-	92
Total investments at fair value	$1,583	$250	$1,241	$92
Interest and Dividend Receivable	4
Due from Broker for Securities Sold	21
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(43)
Total Plan Assets, at Fair Value	$1,572

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2016 or 2015.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2016 and 2015:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2016	2015
Balance, beginning of year	$92	$103
Realized gains	7	8
Unrealized losses	13	(11)
Purchases	15	-
Sales and distributions	(9)	(8)
Balance, end of year	$118	$92

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as of December 31, 2016:

($ in millions)	Fair Value	Redemption Frequency	Redemption Notice Period	Liquidation Period
Interest in Limited Partnerships and Limited
Liability Companies
MS IFHF SVP LP Cayman (a)	$1	Through liquidation of underlying investments	None	4 years
MS IFHF SVP LP Alpha (a)	1	Through liquidation of underlying investments	None	4 years
RII World Timberfund, LLC (b)	6	Through liquidation of underlying investments	None	10 years
426 E Casino Road, LLC (c)	15	Through liquidation of underlying investments	None	NA
100 Comm Drive, LLC (c)	9	Through liquidation of underlying investments	None	NA
100 CTE Drive, LLC (c)	13	Through liquidation of underlying investments	None	NA
6430 Oakbrook Parkway, LLC (c)	25	Through liquidation of underlying investments	None	NA
8001 West Jefferson, LLC (c)	26	Through liquidation of underlying investments	None	NA
1500 MacCorkle Ave SE, LLC (c)	14	Through liquidation of underlying investments	None	NA
400 S. Pike Road West, LLC (c)	1	Through liquidation of underlying investments	None	NA
601 N US 131, LLC (c)	1	Through liquidation of underlying investments	None	NA
9260 E. Stockton Blvd., LLC (c)	6	Through liquidation of underlying investments	None	NA
Total Interest in Limited Partnerships and Limited
Liability Companies	$118

(a)

The partnerships’ investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies. These instruments are subject to certain withdrawal restrictions. The Plan is in the process of liquidating its interest in the partnerships and distributions are expected to be made over the next four years.

(b)

The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America and Australia.  This investment is subject to certain withdrawal restrictions.

(c)

The entity invests in commercial real estate properties that are leased to Frontier.  The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the Plan’s Level 3 financial instruments for its interest in certain limited partnerships and limited liability companies, which all use the direct capitalization valuation technique to measure the fair value of those financial instruments as of December 31, 2016, and the significant unobservable inputs and ranges of values for those inputs:

Instrument	Property	Fair Value	Capitalization Rate

	426 E. Casino Road, LLC	$15	7.00%

	100 Comm Drive, LLC	$9	7.75%

	100 CTE Drive, LLC	$13	9.00%

	6430 Oakbrook Parkway, LLC	$25	7.75%

Interest in
Limited Partnerships	8001 West Jefferson, LLC	$26	8.50%
and Limited Companies

	1500 MacCorkle Ave SE, LLC	$14	8.25%

	400 S. Pike Road West, LLC	$1	8.50%

	601 N US 131, LLC	$1	9.50%

	9260 E. Stockton Blvd., LLC	$6	7.50%

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2016 and 2015.  For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

	2016		2015

	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$17,560	$17,539	$15,508	$14,767

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support, including $49 million in annual support related to the properties acquired in the CTF Acquisition, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. While penalties relating to the alleged violations could exceed $100,000, we do not expect that any penalties ultimately incurred will be material.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2016 are as follows:

($ in millions)	Operating Leases

Year ending December 31:
2017	$91
2018	18
2019	18
2020	23
2021	21
Thereafter	76
Total minimum lease payments	$247

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 was $137 million, $119 million and $100 million, respectively.

We are party to contracts with several unrelated long distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2016, the estimated future payments for obligations under our noncancelable long distance contracts and service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2017	$42
2018	41
2019	7
2020	6
2021	2
Thereafter	10
Total	$108

At December 31, 2016, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$49
AIG Insurance	75
All other	1
Total	$125

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