Form 10-Q
period 2017-03-31
FRONTIER COMMUNICATIONS CORP
filed 2017-05-04
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes  X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒               Accelerated filer ☐                Non-accelerated filer ☐

Smaller reporting company  ☐              Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

Exchange Act☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2017 was 1,178,069,000

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$341	$522
Accounts receivable, less allowances of $98 and $131, respectively	836	938
Prepaid expenses	104	88
Income taxes and other current assets	103	108
Total current assets	1,384	1,656

Property, plant and equipment, net	14,616	14,902
Goodwill	9,772	9,674
Other intangibles, net	2,559	2,662
Other assets	118	119
Total assets	$28,449	$29,013

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$363	$363
Accounts payable	532	698
Advanced billings	290	301
Accrued content costs	178	164
Accrued other taxes	140	134
Accrued interest	237	437
Pension and other postretirement benefits	23	23
Other current liabilities	317	324
Total current liabilities	2,080	2,444

Deferred income taxes	2,512	2,516
Pension and other postretirement benefits	1,568	1,602
Other liabilities	437	372
Long-term debt	17,526	17,560

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (1,750,000 authorized shares,
1,192,986 issued and 1,178,203 and 1,172,553 outstanding,
at March 31, 2017 and December 31, 2016, respectively)	298	298
Additional paid-in capital	5,036	5,283
Accumulated deficit	(534)	(460)
Accumulated other comprehensive loss, net of tax	(326)	(387)
Treasury common stock	(148)	(215)
Total equity	4,326	4,519
Total liabilities and equity	$28,449	$29,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	2017	2016

Revenue	$2,356	$1,355

Operating expenses:
Network access expenses	411	160
Network related expenses	494	326
Selling, general and administrative expenses	544	357
Depreciation and amortization	579	316
Acquisition and integration costs	2	138
Pension settlement costs	43	-
Restructuring costs and other charges	12	-
Total operating expenses	2,085	1,297

Operating income	271	58

Investment and other income, net	3	11
Interest expense	388	373

Loss before income taxes	(114)	(304)
Income tax benefit	(39)	(118)

Net loss	(75)	(186)
Less: Dividends on preferred stock	54	54
Net loss attributable to
Frontier common shareholders	$(129)	$(240)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.11)	$(0.21)

Total weighted average shares outstanding - basic and diluted	1,163,739	1,164,041

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

($ in millions)

(Unaudited)

	2017	2016

Net loss	$(75)	$(186)
Pension settlement costs, net of tax	25	-
Other comprehensive income, net of tax	36	6

Comprehensive loss	$(14)	$(180)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended ended March 31, 2017
								Accumulated
						Additional		Other	Treasury
	Preferred Stock		Common Stock			Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares		Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance January 1, 2017	19,250	$-	1,192,986		$298	$5,283	$(460)	$(387)	(20,433)	$(215)	$4,519
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	-		-	-	1	-	-	-	1
Stock plans	-	-	-		-	(69)	-	-	5,650	67	(2)
Dividends on common stock	-	-	-		-	(124)	-	-	-	-	(124)
Dividends on preferred stock	-	-	-		-	(54)	-	-	-	-	(54)
Net loss	-	-	-		-	-	(75)	-	-	-	(75)
Pension settlement costs, net of tax	-	-	-	-	-	-	-	25	-	-	25
Other comprehensive income, net of tax	-	-	-		-	-	-	36	-	-	36
Balance March 31, 2017	19,250	$-	1,192,986		$298	$5,036	$(534)	$(326)	(14,783)	$(148)	$4,326

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

($ in millions)

(Unaudited)

	2017	2016

Cash flows provided from (used by) operating activities:
Net loss	$(75)	$(186)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	579	316
Pension settlement costs	43	-
Pension/OPEB costs	16	16
Stock based compensation expense	3	8
Amortization of deferred financing costs	9	21
Deferred income taxes	(41)	(119)
Change in accounts receivable	105	26
Change in accounts payable and other liabilities	(328)	(134)
Change in prepaid expenses, income taxes and other current assets	(11)	-
Net cash provided from (used by) operating activities	300	(52)

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(315)	(207)
Capital expenditures - Integration activities	(1)	(52)
Proceeds on sale of assets	70	-
Other	3	-
Net cash used by investing activities	(243)	(259)

Cash flows provided from (used by) financing activities:
Long -term debt payments	(38)	(24)
Financing costs paid	(6)	(6)
Dividends paid on common stock	(124)	(123)
Dividends paid on preferred stock	(54)	(54)
Capital lease obligation payments	(10)	-
Taxes paid on behalf of employees for shares withheld	(5)	(10)
Other	(1)	-
Net cash used by financing activities	(238)	(217)

Decrease in cash, cash equivalents, and restricted cash	(181)	(528)
Cash, cash equivalents, and restricted cash at January 1,	522	9,380

Cash, cash equivalents, and restricted cash at March 31,	$341	$8,852

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$577	$524
Income tax refunds, net	$(3)	$(32)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)   Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications of amounts previously reported have been made to conform to the current presentation, as described in Note 2 – Recent Accounting Literature.  All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2017, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

Effective April 1, 2016, Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition, as described in Note 3 – Acquisitions. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the CTF Operations, as defined in Note 3 – Acquisitions, from the date of acquisition on April 1, 2016.

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $53 million and $39 million for the three months ended March 31, 2017 and 2016, respectively.

In 2015, we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high cost support that we had been receiving pursuant to a 2011 FCC order.  Upon completion of the CTF Acquisition, Frontier assumed the CAF Phase II support and related obligations that Verizon had previously accepted with regard to California and Texas.  CAF Phase II funding is a program intended to subsidize the high cost of establishing and delivering communications services to certain unserved or underserved areas.  We are recognizing these subsidies into revenue on a straight line basis, which is consistent with how the costs related to these subsidies are being and are expected to be incurred. CAF Phase II is a multi-year program which requires us to deploy broadband to a specified number of households in each of the states where funding was accepted. Failure to meet our deployment obligations at the end of the program in 2020 will result in a return of a portion of the funding received. We regularly evaluate our ability to meet our broadband deployment obligations and adjust revenue accordingly.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended
	March 31,

($ in millions)	2017	2016

Data and Internet services	$993	$587
Voice services	751	467
Video services	347	67
Other	68	68
Customer revenue	2,159	1,189
Switched access and subsidy	197	166
Total revenue	$2,356	$1,355

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We have undertaken studies to determine the fair values of assets and liabilities acquired as well as to allocate the purchase price to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP.

We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology.  We tested goodwill for impairment as of March 31, 2017 as a result of a) the changes in organizational structure and the corresponding changes in management reporting to the chief operating decision makers during the first quarter of 2017 and b) the decline in share price of our common stock from December 31, 2016.  There was no indication of impairment as a result of our testing.  Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. If the assumptions for either of our EBITDA (defined as operating income, net of acquisition and integration costs, non-cash pension and OPEB costs, pension settlement costs, and restructuring costs and other charges, plus depreciation and amortization) or EBITDA multiple were to decrease by 10% there would be an indication of impairment.   Further declines in our stock price could also indicate impairment.

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

(2) Recent Accounting Literature:

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which Frontier expects to be entitled in exchange for those goods or services. This new standard will be adopted by Frontier for annual and interim reporting periods beginning with the first quarter of 2018.

The FASB allows two adoption methods under ASC 606. Companies are permitted to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We currently plan to adopt the standard in the first quarter of 2018, using the “modified retrospective method.” Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings, a cumulative-effect adjustment to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings and providing additional disclosures comparing revenue recognized under ASC 606 to revenue reported under the previous accounting standards.

Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues among various services and equipment, and the timing of when those revenues are recognized. Additionally, the new standard will impact the timing of recognizing costs to obtain contracts. This includes a change in our existing policy related to the way we account for customer incentives, upfront non-recurring charges, commission payments, customer disputes and the allocation of discounts.

We have established a cross-functional team to implement the standard and are in the process of identifying and implementing changes to our systems, processes, policies and internal controls to meet the standard’s reporting and disclosure requirements.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Compensation – Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  This standard was established to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer disaggregate the service cost component of periodic benefit cost from the other components of net benefit cost.  The amendments in the update also provide explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allow only the service cost components of net benefit cost to be eligible for capitalization.  The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Frontier is currently evaluating the impact of adopting the new standard and has not yet determined the impact of adoption on its consolidated financial statements.

Intangibles – Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Frontier is currently evaluating the impact of adopting the new standard and has not yet determined the impact of adoption on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to amend ASC Topic 718, “Compensation – Stock Compensation.” The ASU is part of the FASB’s ongoing simplification initiative, which is designed to reduce cost and complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. The simplifications address a variety of areas for public entities, including the following: 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) classifications of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, and 6) classification of awards with repurchase features. This guidance was effective for Frontier as of the first quarter of 2017.  During the three months ended March 31, 2017 Frontier recognized $2 million of income tax expense and recorded a cumulative effect adjustment to beginning accumulated deficit of $1 million to recognize all unrecognized deferred tax benefits recorded as of January 1, 2017.  For the three months ended March 31, 2016, Frontier reclassified $10 million of taxes paid on behalf of employees related to shares withheld from “Cash flows provided from (used by) operations” to “Cash flows used by financing activities” in accordance with the new standard.

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

Our consolidated statement of operations for the three months ended March 31, 2017 includes $1,087  million of revenue and $100 million of operating income related to the operating results of the CTF Operations.

The final allocation of the purchase price presented below represents the effect of recording the fair value of assets acquired and liabilities assumed as of the date of the CTF Acquisition, based on the total transaction cash consideration of $9,871 million.

($ in millions)

Current assets	$353
Property, plant & equipment	6,096
Goodwill	2,606
Other intangibles - primarily customer list	2,262
Current liabilities	(579)
Long-term debt	(544)
Other liabilities	(323)
Total net assets acquired	$9,871

The fair value estimates related to the allocation of the purchase price to Other intangibles were revised and updated during the first quarter of 2017 from the previous estimates as of December 31, 2016.  The allocation that was reported as of December 31, 2016 for Other intangibles increased $100 million, from $2,162 million to $2,262 million.  These measurement period adjustments resulted in $20 million of amortization expense during the first quarter of 2017 that would have been recorded in 2016 if the adjustments had been recognized as of the acquisition date. Other adjustments to the allocation of the purchase price for the CTF Acquisition during the first quarter of 2017 resulted in a $140 million decrease in Property, plant & equipment, a $61 million increase in Current liabilities, and a $98 million increase in Goodwill.

The total consideration exceeded the net estimated fair value of the assets acquired and liabilities assumed by $2,606 million, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. This amount of goodwill associated with the CTF Acquisition will be deductible for income tax purposes.

The Securities Purchase Agreement provides for a post-closing adjustment for both pension liabilities and pension assets. Frontier and Verizon have not completed the results of these calculations related to the final transfer of assets from Verizon to Frontier.

The following unaudited pro forma financial information presents the combined results of operations of Frontier and the CTF Operations as if the CTF Acquisition had occurred as of January 1, 2016. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the CTF Acquisition been completed as of January 1, 2016. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Frontier. The unaudited pro forma financial information excludes acquisition and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that may result from the CTF Acquisition.

(Unaudited)
For the three months ended
($ in millions, except per share amounts)	March 31, 2016

Revenue	$2,714

Operating income	$305

Net loss attributable to Frontier common shareholders	$(95)

Basic and diluted net loss per share attributable
to Frontier common shareholders	$(0.08)

Acquisition and Integration Costs

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses that are incremental and directly related to the acquisition, which were incurred to integrate the network and information technology platforms.  Integration costs also include costs to achieve synergies and operational efficiencies directly associated with the acquisition.

Frontier incurred operating expenses related to the CTF Acquisition as follows:

	For the three months ended March 31,
($ in millions)	2017	2016

Acquisition costs	$-	$1
Integration costs	2	137
Total acquisition and
integration costs	$2	$138

We also invested $1 million and $52 million in capital expenditures related to the CTF Acquisition during the three months ended March 31, 2017 and 2016, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2017	December 31, 2016

Retail and Wholesale	$829	$979
Other	105	90
Less: Allowance for doubtful accounts	(98)	(131)
Accounts receivable, net	$836	$938

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Bad debt expense, which is recorded as a reduction to revenue, was as follows:

	For the three months ended March 31,
($ in millions)	2017	2016

Bad debt expense	$32	$13

(5)  Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2017	December 31, 2016

Property, plant and equipment	$25,626	$25,541
Less: Accumulated depreciation	(11,010)	(10,639)
Property, plant and equipment, net	$14,616	$14,902

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2017	2016

Depreciation expense	$376	$240

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2016, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

In March 2017, we sold and leased back certain properties, generating $70 million in net proceeds. We have deferred $52 million in gains, which are included in Other liabilities on our consolidated balance sheet as of March 31, 2017 and are being amortized over the related lease terms.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)  Goodwill and Other Intangibles:

The activity in goodwill from January 1, 2017 to March 31, 2017 was as follows:

($ in millions)

Balance at January 1, 2017	$9,674
CTF Acquisition Adjustments	98
Balance at March 31, 2017	$9,772

The components of other intangibles are as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(2,809)	$2,379	$5,088	$(2,604)	$2,484
Trade name	122	-	122	122	-	122
Royalty agreement	72	(14)	58	72	(16)	56
Total other intangibles	$5,382	$(2,823)	$2,559	$5,282	$(2,620)	$2,662

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2017	2016

Amortization expense	$203	$76

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition in 2014 and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)  Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2017 and December 31, 2016. For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2017		December 31, 2016

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$17,526	$17,075	$17,560	$17,539

(8)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)   Long-Term Debt:

       The activity in our long-term debt from January 1, 2017 through March 31, 2017 is summarized as follows:

		Three months ended March 31, 2017

($ in millions)	January 1, 2017	Payments and Retirements	New Borrowings	March 31, 2017	Interest Rate at March 31, 2017*

Senior and Subsidiary Unsecured Debt	$15,900	$-	$-	$15,900	9.18%
Senior Secured Debt	2,151	(37)	-	2,114	4.49%
Secured Subsidiary Debt	100	-	-	100	8.50%
Other Secured Debt	19	(1)	-	18	4.73%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$18,178	$(38)	$-	$18,140	8.62%

Less: Debt Issuance Costs	(209)			(206)
Less: Debt Premium/(Discount)	(46)			(45)
Less: Current Portion	(363)			(363)
	$17,560			$17,526

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at March 31, 2017 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt is as follows:

	March 31, 2017		December 31, 2016

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
4/15/2017	$210	8.250%	$210	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
4/15/2020	1,169	8.500%	1,169	8.500%
9/15/2020	1,066	8.875%	1,066	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,188	10.500%	2,188	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	15,150		15,150
Senior Secured Debt Due:
10/24/2019 (1)	271	4.865% (Variable)	280	4.145% (Variable)
3/31/2021 (2)	1,544	4.865% (Variable)	1,564	3.270% (Variable)
10/12/2021 (3)	299	3.740% (Variable)	307	4.145% (Variable)
	2,114		2,151

Subsidiary Debt Due:
05/15/2027	200	6.750%	200	6.750%
02/01/2028	300	6.860%	300	6.860%
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
11/15/2031	100	8.500%	100	8.500%
	850		850

Total	$18,114	8.4% (4)	$18,151	8.3% (4)

(1)    Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

(2)    Represents borrowings under the JPM Credit Agreement, as defined below.

(3)  Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.

(4)    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 17, 2017, Frontier used cash available on hand to retire $210 million of 8.25% Senior Notes that matured on such date.

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the JPM Credit Agreement), pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015.  The JPM Credit Agreement provides Frontier with more flexible terms, increases the revolving credit facility from $750 million to $850 million and extends the maturity of the revolving credit facility from 2018 to 2022, subject to acceleration clauses related to the repayment of various unsecured senior notes maturing from 2020 through 2021.  The determination of interest rates remains unchanged, and is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) remain subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement).  The most significant change in the covenants is an increase of the maximum Leverage Ratio (as defined in the JPM Credit Agreement) to 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  In addition, under the JPM Credit Agreement, Frontier will be expanding the security package to include pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of March 31, 2017, the revolving credit facility was fully available and no borrowings had been made thereunder. The revolving credit facility is available for general corporate purposes but may not be used to fund dividend payments.

Upon completion of the CTF Acquisition on April 1, 2016, we also assumed additional debt of $600 million, including $200 million aggregate principal amount of 6.75% Senior Notes due May 15, 2027,  $300 million aggregate principal amount of 6.86% Senior Notes due February 1, 2028 and $100 million aggregate principal amount of 8.50% Senior Notes due November 15, 2031.

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

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million during the three months ended March 31, 2016.

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

On March 29, 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of March 31, 2017 was

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

LIBOR plus 3.875%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement.

As of March 31, 2017, we were in compliance with all of our indenture and credit facility covenants.

Our scheduled principal payments are as follows as of March 31, 2017:

Principal
($ in millions)	Payments

2017 (remaining nine months)	$325
2018	$733
2019	$818
2020	$2,429
2021	$2,554
2022	$2,688
Thereafter	$8,593

(9) Restructuring Costs

As of March 31, 2017, restructuring related liabilities of $9 million pertaining to employee separation charges were included in “Other current liabilities” in our consolidated balance sheet.

Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $12 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the three months ended March 31, 2017.

The following is a summary of the changes in the liabilities established for restructuring programs at March 31, 2017:

($ in millions)
Restructuring Liability
Balance, January 1, 2017	$47
Severance costs	12
Cash payments during the period	(50)
Balance, March 31, 2017	$9

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10) Investment and Other Income, Net:

       The components of investment and other income, net are as follows:

	For the three months ended
	March 31,

($ in millions)	2017	2016

Interest and dividend income	$2	$11
All other, net	1	-
Total investment and other income, net	$3	$11

For the three months ended March 31, 2016 we received interest and dividend income of $11 million, primarily due to interest earned on restricted cash during the first quarter of 2016.

(11)  Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2017	2016

Consolidated tax provision at federal statutory rate	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	0.2	3.8
Tax reserve adjustment	(0.6)	-
Shared-based payments	(1.8)	-
Federal research and development tax credit	0.9	-
All other, net	0.5	(0.1)
Effective tax rate	34.2%	38.7%

Income taxes for the three months ended March 31, 2017 include the impact of $2 million of income tax expense resulting from the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Amounts pertaining to income tax related accounts of $51 million and $55 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

In February 2017, we received a state income tax refund of $3 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12)  Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended
	March 31,

($ in millions and shares in thousands, except per share amounts)	2017	2016

Net loss used for basic and diluted loss
per share:
Net loss attributable to Frontier common shareholders	$(129)	$(240)
Less: Dividends paid on unvested restricted stock awards	(1)	(1)
Total basic and diluted net loss
attributable to Frontier common shareholders	$(130)	$(241)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	1,173,662	1,170,422
Less: Weighted average unvested restricted stock awards	(9,923)	(6,381)
Total weighted average shares outstanding - basic	1,163,739	1,164,041

Basic net loss per share
attributable to Frontier common shareholders	$(0.11)	$(0.21)

Diluted loss per share:
Total weighted average shares outstanding - basic	1,163,739	1,164,041
Effect of dilutive shares	-	-
Total weighted average shares outstanding - diluted	1,163,739	1,164,041

Diluted net loss per share
attributable to Frontier common shareholders	$(0.11)	$(0.21)

In calculating diluted net loss per common share for the three months ended March 31, 2017 and 2016, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three months ended March 31, 2017 and 2016, options to purchase 40,000 and 50,000 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At March 31, 2017 and 2016, we had 2,095,000 and 1,537,000 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan) and the 2013 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $(2) million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of March 31, 2017 and 2016, as their impact was antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13)Stock Plans:

At March 31, 2017, we had six stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under five of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At March 31, 2017, there were 20,000,000 shares authorized for grant and 295,000 shares available for grant under the 2013 Equity Incentive Plan (the 2013 EIP and together with the 1996 EIP, the 2000 EIP and the 2009 EIP, the EIPs). Our general policy is to issue treasury shares upon the grant of restricted shares and the exercise of options.

Performance Shares

On February 16, 2017, the Compensation Committee of our Board of Directors granted approximately 2,361,000 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2017, which applies to the first year in the 2017-2019 measurement period, the second year of the 2016-2018 measurement period and the third year of the 2015-2017 measurement period.

The following summary presents information regarding LTIP target performance shares as of March 31, 2017 and changes during the three months then ended with regard to LTIP shares awarded under the 2009 EIP and the 2013 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2017	2,859
LTIP target performance shares granted, net	2,118
LTIP target performance shares earned	(617)
LTIP target performance shares forfeited	(64)
Balance at March 31, 2017	4,296

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the three months ended March 31, 2017 and 2016, we recognized compensation expense, reflected in “Selling, general and administrative expenses,” of $(1) million and $1 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2017 and changes during the three months then ended with regard to restricted stock granted under the 2009 EIP and the 2013 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2017	8,356	$5.20	$28
Restricted stock granted	6,461	$3.33	$14
Restricted stock vested	(3,230)	$5.31	$7
Restricted stock forfeited	(150)	$4.72
Balance at March 31, 2017	11,437	$4.12	$24

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

deferred at March 31, 2017 was $41 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

Shares of restricted stock granted during the first three months of 2016 totaled 4,617,000. The total fair value of shares of restricted stock granted and vested at March 31, 2016 was approximately $26 million and $20 million, respectively. The total fair value of unvested restricted stock at March 31, 2016 was $45 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2016 was $4.17 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $4 million for each of the three month periods ended March 31, 2017 and 2016, has been recorded in connection with these grants.

(14)Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at March 31, 2017 and 2016, and changes for the three months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total

Balance at January 1, 2017	$(647)	$29	$231	$(387)
Other comprehensive income (loss) before reclassifications	48	-	(19)	29
Amounts reclassified from accumulated other comprehensive loss to net loss	8	(2)	1	7
Recognition of net actuarial loss for pension settlement costs in net loss	43	-	(18)	25
Net current-period other comprehensive income (loss)	99	(2)	(36)	61
Balance at March 31, 2017	$(548)	$27	$195	$(326)

	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total
Balance at January 1, 2016	$(584)	$20	$211	$(353)
Amounts reclassified from accumulated other comprehensive loss	11	(2)	(3)	6
Net current-period other comprehensive income (loss)	11	(2)	(3)	6
Balance at March 31, 2016	$(573)	$18	$208	$(347)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As a result of the pension settlement accounting discussed in Note 15, the Frontier Communications Pension Plan (the Pension Plan) was remeasured as of March 31, 2017.  Frontier recorded a remeasurement charge of $48 million to Other Comprehensive Income primarily due to the increase in the market value of the assets after remeasurement.  The discount rate after remeasurement remained 4.10% at March 31, 2017. Additionally, the Company recorded a pension settlement charge of $43 million to Other Comprehesive Income.  Refer to Note 15 for details about the settlement accounting.

The significant items reclassified from each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended March 31,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2017	2016	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(8)	$(11)
Pension settlement costs	(43)	-
	(51)	(11)	Income (loss) before income taxes
Tax impact	19	4	Income tax (expense) benefit
	$(32)	$(7)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$2	$2
Actuarial gains (losses)	-	-
	2	2	Income (loss) before income taxes
Tax impact	(1)	(1)	Income tax (expense) benefit
	$1	$1	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 15 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15)  Retirement Plans:

The following tables provide the components of total benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

($ in millions)	2017	2016

Components of total pension benefit cost
Service cost	$25	$13
Interest cost on projected benefit obligation	34	23
Expected return on plan assets	(48)	(28)
Amortization of unrecognized loss	8	11
Net periodic pension benefit cost	19	19
Pension settlement costs	43	-
Total pension benefit cost	$62	$19

	Postretirement Benefits
	Other Than Pensions (OPEB)
	For the three months ended
	March 31,

($ in millions)	2017	2016

Components of net periodic postretirement benefit cost
Service cost	$5	$3
Interest cost on projected benefit obligation	10	7
Amortization of prior service cost/(credit)	(2)	(2)
Amortization of unrecognized loss	-	-
Net periodic postretirement benefit cost	$13	$8

During the first three months of 2017 and 2016, we capitalized $7 million and $6 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

The Pension Plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement.  Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three months ended March 31, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $255 million, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized a non-cash settlement charge of $43 million during the first quarter of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. This non-cash charge increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. Additional pension settlement charges will be required in each subsequent quarter of 2017, the amount of which will be dependent on the lump sum benefit payments made during the applicable quarter. As a result of the recognition of the settlement charge in the first quarter of 2017, the net pension plan liability was remeasured as of March 31, 2017 to be $665 million, as compared to the $699 million measured and recorded at December 31, 2016.  The remeasured funded status of the Pension Plan was 80%, as of March 31, 2017, similar to December 31, 2016.  Frontier did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.

Our Pension Plan assets decreased from $2,766 million at December 31, 2016 to $2,608 million at March 31, 2017, a decrease of $158 million, or 6%. This decrease was a result of benefit payments of $269 million, partially offset by positive investment returns of $98 million, net of investment management and administrative fees,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

increased receivable from Verizon and the Verizon pension plan trusts of $7 million related to the CTF Acquisition, and Frontier contributions of $6  million during the first three months of 2017.

(16)Commitments and Contingencies:

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

On April 20, 2017, the FCC issued an Order that will significantly alter how Business Data Services are regulated once the rules go into effect.  Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs’, like Frontier’s, DS1 and DS3 services will continue to be regulated.  The test is likely to result in deregulation in a substantial number of our markets.  Once implemented, the deregulation will allow Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation.  The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year.  Frontier cannot predict how these regulatory changes will result in changes to revenues at this time.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

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

•	reductions in revenue from our voice customers that we cannot offset with increases in revenue from broadband and video subscribers and sales of other products and services;

•	our ability to maintain relationships with customers, employees or suppliers;

•	our ability to attract/retain key talent;

•	the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	our ability to successfully introduce new product offerings;

•	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets;

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

•	adverse changes in the credit markets;

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the availability and cost of financing in the credit markets;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility;

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of severe weather events or other natural or man-made disasters, which may increase our operating expenses or adversely impact customer revenue;

•	the impact of potential information technology or data security breaches or other disruptions; and

•	the risks and other factors contained in our other filings with the U.S. Securities and Exchange Commission, including our reports on Form 10-K.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis

On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Operations).    Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition. Historical financial and operating data presented for Frontier includes the results of the CTF Operations that were acquired in the CTF Acquisition from the date of acquisition on April 1, 2016 and is not indicative of future operating results. The financial discussion below includes a comparative analysis of our results of operations on a historical basis for Frontier operations as of and for the three months ended March 31, 2017 and 2016. Unless otherwise noted, the variance explanations discussed below are based upon an analysis of the 2017 financial data for Frontier legacy operations (excluding the CTF Operations) in comparison to 2016.

Our consolidated statement of operations for the three months ended March 31, 2017 includes $1,087 million of total revenue and $100 million of operating income related to the three months of operating results for the CTF Operations during 2017.

The sections below include tables that present customer counts, average monthly revenue per customer (ARPC) and residential customer churn which we define as the average of the amount of residential customer deactivations during the month divided by the number of residential customers at the beginning of the month. The following also categorizes revenue into customer revenue (residential and business) and regulatory revenue (switched access and subsidy). The decline in the number of customers was partially offset by increased penetration of additional higher revenue generating products and services sold to both residential and business customers, which has increased our average monthly revenue per customer in 2017  as compared to 2016. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers, switched access minutes of use and rates per switched access minute of use, as a result of competition and the availability of substitutes and due to the FCC’s intercarrier compensation reform, a trend which we expect will continue.

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

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)	Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	March 31, 2017		December 31, 2016		% Increase (Decrease)	March 31, 2016	% Increase (Decrease)

Customers (in thousands)	5,220	(1)	5,393	(1)	(3)%	3,372	55%

Residential customer metrics
Customers (in thousands)	4,736	(1)	4,891	(1)	(3)%	3,088	53%
Net customer additions/(losses)	(155)		(144)		8%	(36)	NM %
Average monthly residential
revenue per customer	$80.62		$80.33		0%	$62.64	29%
Customer monthly churn	2.37%		2.08%		14%	1.83%	30%

Business customer metrics
Customers (in thousands)	484	(1)	502	(1)	(4)%	284	70%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	4,164	(2)	4,271	(2)	(3)%	2,487	67%
Net subscriber additions/(losses)	(107)		(91)		18%	25	NM %

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	1,065	(2)	1,145	(2)	(7)%	238	NM %
Net subscriber additions/(losses)	(80)		(77)		4%	(4)	NM %

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	266	(2)	274	(2)	(3)%	305	(13)%
Net subscriber additions/(losses)	(8)		(7)		14%	(7)	14%

Employees	26,878		28,332		(5)%	20,416	32%
Switched Access Minutes of Use
(in thousands)	4,828		5,034		(4)%	3,540	36%
_________________
NM - Not Meaningful

(1)	2,283,000 residential customers, 250,000 business customers and 2,533,000 total customers were acquired at the time of the April 2016 CTF Acquisition.
(2)	2,052,000 broadband subscribers and 1,165,000 video subscribers were acquired at the time of the April 2016 CTF Acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Customer Trends and Revenue Performance

We provide service and product options in our residential and business offerings in each of our markets, which results in a better customer experience that allows us to maximize retention of existing customers and attract new customers. As of March 31, 2017, 61% of our residential broadband customers were subscribed to at least one other service offering.

During the three months ended March 31, 2017, we lost approximately 173,000 customers compared to losses of 41,000 and 158,000 customers for the three months ended March 31, 2016 and December 31, 2016, respectively.  The losses in 2017 continued to be more heavily concentrated in the new CTF markets where there were higher than average customer disconnects.  An elevated level of CTF customer losses was expected and followed planned delays in collection efforts during the transition period in 2016.  Frontier legacy losses were slightly higher as a result of the implementation of an automated process to address non-paying customers which accelerated deactivations.  On a sequential basis, the CTF customer losses were slightly less than in the fourth quarter of 2016.  During this transition period, we also suspended marketing efforts for a period of time, which resulted in fewer customer additions than would otherwise have been achieved.

We had approximately 4.7 million and 3.1 million total residential customers as of March 31, 2017 and 2016, respectively.  Our residential customer churn was 2.37% for the three months ended March 31, 2017 (1.95% for Frontier legacy and 3.01% for CTF operations) compared to 1.83% and 2.08% (1.61% for Frontier legacy and 2.77% for CTF operations) for the first quarter of 2016 and the fourth quarter of 2016, respectively. The consolidated average monthly residential revenue per customer (residential ARPC) increased by $17.98 or 29% to $80.62 during the first quarter of 2017 compared to the same period in 2016. The overall increase in residential ARPC is a result of higher video revenue from our CTF Operations, partially offset by lower voice services revenue. We anticipate continuing declines in voice services revenue as fewer residential customers subscribe to landline voice services.

We had approximately 484,000 and 284,000 total business customers as of March 31, 2017 and 2016, respectively.  We lost approximately 18,000 business customers during the three months ended March 31, 2017 compared to losses of 5,000 and 14,000 for the three months ended March 31, 2016 and December 31, 2016. Frontier expects the declines in voice services revenue and wireless backhaul revenues from business customers to continue for the remainder of 2017.  Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 11% for the Frontier legacy operations during the first quarter of 2017, compared to the first quarter of 2016, and by 4% compared to the fourth quarter of 2016.

We had approximately 4.2 million and 2.5 million broadband subscribers as of March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we lost approximately 107,000 net broadband subscribers compared to a gain of 25,000 and a loss of 91,000 for the three months ended March 31, 2016 and December 31, 2016, respectively.  At March 31, 2017, 57% of our consolidated residential broadband customers subscribed to speeds in excess of our 6 Mbps basic speed tier, comparable to the 57% at December 31, 2016 and up from 30% at March 31, 2016.

We offer video services under the Vantage brand to certain of our customers in portions of Connecticut, North Carolina, South Carolina and Minnesota, and under the FiOS® brand in portions of California, Texas, and Florida (and on a limited basis in Indiana, Oregon and Washington).  We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets.  For the three months ended March 31, 2017, we lost approximately 88,000 net video subscribers across all markets.  At March 31, 2017, we had 1.1 million linear video subscribers that are served with FiOS or Vantage video service. In addition to our linear video subscribers, we have 266,000 DISH satellite video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Data and Internet services	$993	$422	$571	$(16)	(3)%	$587
Voice services	751	327	424	(43)	(9)%	467
Video services	347	281	66	(1)	(1)%	67
Other	68	5	63	(5)	(7)%	68
Customer revenue	2,159	1,035	1,124	(65)	(5)%	1,189
Switched access and
subsidy	197	52	145	(21)	(13)%	166
Total revenue	$2,356	$1,087	$1,269	$(86)	(6)%	$1,355

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Residential	$1,164	$614	$550	$(33)	(6)%	$583
Business	995	421	574	(32)	(5)%	606
Customer revenue	2,159	1,035	1,124	(65)	(5)%	1,189
Switched access and
subsidy	197	52	145	(21)	(13)%	166
Total revenue	$2,356	$1,087	$1,269	$(86)	(6)%	$1,355

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

Consolidated total revenue for the three months ended March 31, 2017 increased $1,001 million to $2,356 million as compared to the first quarter 2016. Excluding additional revenue of $1,087 million in 2017 attributable to CTF operations, our revenue for the first quarter of 2017 decreased $86 million, or 6%, as compared to the first quarter of 2016. This decline in 2017 is primarily the result of decreases in voice services revenues, lower switched and nonswitched access revenue, and data services revenue, each as described in more detail below.

Customer revenue for the three months ended March 31, 2017 increased $970 million to $2,159 million as compared to the first quarter in 2016. Excluding additional customer revenue of $1,035 million attributable to the CTF Operations, our customer revenue for the first quarter of 2017 decreased $65 million, or 5%, as compared to the first quarter in 2016.

Consolidated residential customer revenue for the three months ended March 31, 2017 increased $581 million, or 100%, as compared to the first quarter in 2016. Consolidated residential customer revenue for the three months ended March 31, 2017 included $614 million of revenue attributable to the CTF Operations. Residential customer revenues for our legacy operations for the three months ended March 31, 2017 decreased $33 million, or 6%, compared to the first quarter in 2016, primarily as a result of decreases in voice services revenue and data services revenue.  Similar to other wireline providers, we have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes, a trend we expect to continue.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated business customer revenue for the three months ended March 31, 2017 increased $389 million, or 64%, as compared to the first quarter in 2016.  Consolidated business customer revenue for the three months ended March 31, 2017 included $421 million of revenue attributable to the CTF Operations.  Business customer revenue for our legacy operations declined $32  million, or 5%, as compared to the first quarter in 2016, principally as a result of decreases in our voice services revenue and wireless backhaul revenue.

Consolidated switched access and subsidy revenue of $197 million represented 8% of our revenues for the three months ended March 31, 2017. Switched access revenue was $46 million for the first quarter of 2017, or 2% of our revenues, up from $39 million, or 3% of our revenues, in the first quarter of 2016. The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017 with a related decline in operating expenses.  Switched access revenue declined sequentially in the third quarter of 2016, reflecting the rate reductions mandated by the 2011 Order, and we anticipate that we have experienced nearly all of the rate decline related to the 2011 Order.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout 2017. We expect declining revenue trends in switched access revenue to continue in 2017 in our legacy operations.  Subsidy revenue, including CAF Phase II subsidies, was $151 million for the three months ended March 31, 2017, or 6% of our revenues, which increased from $126 million, or 9% of our revenues, in the first quarter of 2016.

We categorize our products, services, and other revenues among the following five categories:

Data and Internet Services

Data and internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”). In addition, we offer our Frontier Secure® suite of products, including computer security, cloud back-up and sharing, identity protection and equipment insurance. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for the three months ended March 31, 2017 decreased $16 million as compared with 2016. Data services revenue for  the first quarter of 2017 decreased $2 million, or 1%, to $342 million, primarily due to a 1% decrease in the total number of broadband subscribers since March 31, 2016, and higher Frontier Secure® revenues. Nonswitched access revenues for the three months ended March 31, 2017 decreased $14 million, or 6%, to $229 million, primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 3% of consolidated total revenues) will continue to be subject to decline in 2017, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our residential and business customers.  Voice services also include the long distance voice origination and termination services that we provide to our business customers and other carriers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Voice services revenue for the three months ended March 31, 2017 decreased $43 million, or 9%, as compared with 2016, primarily due to the continued loss of voice customers and decreases in long distance revenue among those customers that do not have a bundled long distance plan, offset by increased revenue for individual feature packages.

Video Services

Video services include revenues generated from services provided directly to residential customers through the FiOS video and Vantage video brands, and through DISH satellite TV services.

Video services revenue for the three months ended March 31, 2017 decreased $1 million, or 1%, primarily due to a decrease in the total number of video subscribers.

Other

Other customer revenue includes sales of customer premise equipment to our business customers and directory services, less our provision for bad debts.

Other revenue for the three months ended March 31, 2017 decreased $5 million, or 7%, primarily due to a decrease in customer premise equipment sales during the first quarter of 2017.

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

Switched access and subsidy revenue for the three months ended March 31, 2017 decreased $21 million, or 13%, as compared with 2016.  Subsidy revenues decreased $11 million for the three months ended March 31, 2017, primarily due to one-time true-up payments and phasedown support recognized in the first quarter of 2016 in connection with the CAF Phase II program. Switched access revenue decreased $10 million for the three months ended March 31, 2017, primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates required by the FCC’s 2011 Order on intercarrier compensation reform.  We expect that these trends underlying the reduction in switched access revenue will continue through 2017.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network access expenses	$411	$261	$150	$(10)	(6)%	$160

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three months ended March 31, 2017 decreased $10 million, or 6%, primarily due to lower long distance costs, pole and conduit rental expense, and video content costs as a result of a decline in video customers, partially offset by higher customer premise equipment costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NETWORK RELATED EXPENSES

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Network related expenses	$494	$197	$297	$(29)	(9)%	$326

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three months ended March 31, 2017 decreased $29 million, or 9%.  The decrease in the first quarter of 2017 was primarily due to a decrease in compensation costs related to lower employee headcount, and certain benefits, including incentive compensation, pension and OPEB expense (as discussed below). There was also a reduction in rental costs for vehicles previously under operating leases that were modified during late 2016, resulting in the classification as capital leases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Selling, general and
administrative expenses	$544	$226	$318	$(39)	(11)%	$357

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three months ended March 31, 2017 decreased $39 million, or 11%, due to lower costs for compensation, primarily related to decreased employee headcount, lower incentive compensation costs, certain benefits, including pension and OPEB expense (as discussed below), lower information technology and other outside services costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB costs

Frontier allocates pension and OPEB costs to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding pension settlement costs of $43 million in 2017, for the three months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31,
($ in millions)	2017	2016

Total pension/OPEB expense	$32	$27
Less: costs capitalized into
capital expenditures	(7)	(6)
Net pension/OPEB costs	$25	$21

DEPRECIATION AND AMORTIZATION EXPENSE

The fair value estimates related to the allocation of the purchase price to Other intangibles were revised and updated during the first quarter of 2017 from the previous estimates as of December 31, 2016.  The allocation that was reported as of December 31, 2016 for Other intangibles increased $100 million, from $2,162 million to $2,262 million.  These adjustments resulted in higher amortization expense during the first quarter ($20 million of which is attributable to 2016).

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Depreciation expense	$376	$139	$237	$(3)	(1)%	$240
Amortization expense	203	141	62	(14)	(18)%	76
	$579	$280	$299	$(17)	(5)%	$316

Depreciation and amortization expense for the three months ended March 31, 2017 decreased $17 million, or 5%, primarily due to the accelerated method of amortization related to the customer base that was acquired in our 2010 transaction with Verizon and in the Connecticut Acquisition, combined with changes in the remaining useful lives of certain plant assets and a lower net asset base.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Acquisition and integration costs	$2	$138	$(136)	(99)%

Acquisition costs include legal, financial advisory, accounting, regulatory and other related costs.  Integration costs include expenses that are incremental and directly related to the acquisition, which were incurred to integrate the network and information technology platforms. Integration costs also include costs to achieve synergies and operational efficiencies directly associated with the acquisition.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We invested $1 million and $52 million in capital expenditures related to the CTF Acquisition during the three months ended March 31, 2017 and 2016, respectively.

PENSION SETTLEMENT COSTS

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Pension settlement costs	$43	$22	$21	$21	NM %	$-

_________________

NM - Not meaningful

The Pension Plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three months ended March 31, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $255 million, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized a non-cash settlement charge of $43 million during the first quarter of 2017.  The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.  Additional pension settlement charges will be required in each subsequent quarter of 2017, the amount of which will be dependent on the lump sum benefit payments made during the applicable quarter.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended March 31,
	2017					2016
			Frontier Legacy (excluding CTF Operations)
	Consolidated	CTF		$ Increase	% Increase
($ in millions)	Amount	Operations	Amount	(Decrease)	(Decrease)	Amount

Restructuring costs and
other charges	$12	$1	$11	$11	NM %	$-

_________________

NM - Not meaningful

Restructuring costs and other charges increased in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a reduction in the workforce of approximately 120 employees in 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Investment and other income, net	$3	$11	$(8)	(73)%
Interest expense	$388	$373	$15	4%
Income tax benefit	$(39)	$(118)	$79	67%

Investment and other income, net

Investment and other income, net for the three months ended March 31, 2016 included interest income of $11 million, primarily due to interest earned on restricted cash. The decrease of $8 million was driven by less restricted cash on hand in 2017.

Interest expense

Interest expense for the three months ended March 31, 2017 increased $15 million, or 4%, as compared to the three months ended March 31, 2016.  We incurred additional interest of $15 million in 2017 on the $1,625 million term loan facility related to the CTF Acquisition. Our composite average borrowing rate as of March 31, 2017 and 2016 was 8.62% and 9.04%, respectively.

Income tax benefit

Income tax benefit for the three months ended March 31, 2017 decreased $79 million, as compared to the three months ended March 31, 2016. The effective tax rate on our pretax loss for the three months ended March 31, 2017 was 34.2% as compared with 38.7% for the three months ended March 31, 2016. The decrease in income tax benefit was primarily due to the decline in pretax loss.

Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for the first quarter of 2017 was $129 million, or ($0.11) per share, as compared to a net loss of $240 million, or $0.21 per share, in the first quarter of 2016.

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of March 31, 2017, we had cash and cash equivalents aggregating $341 million. Our primary source of funds during the three months ended March 31, 2017 was cash on hand, along with cash generated from operations.  For the three months ended March 31, 2017, we used cash flow from operations and cash on hand to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

At March 31, 2017, we had a working capital deficit of $696 million, including $363 million of long-term debt due within one year, as compared to a working capital deficit of $788 million at December 31, 2016. The decrease in the working capital deficit is primarily due to a decrease in current liabilities of $364 million, partially offset by a  reduction in cash and cash equivalents of $181 million and accounts receivable of $102 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $352  million to $300 million for the three months ended March 31, 2017 as compared with the prior year period. The increase was primarily the result of the addition of our CTF Operations, partially offset by unfavorable changes in working capital, along with higher interest expense.

We received $3 million and $32 million in cash refunds during the three months ended March 31, 2017 and 2016, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In connection with the CTF Acquisition, Frontier recognized acquisition and integration costs of $2 million during the first three months of 2017 compared to $138 million during the first three months of 2016. Interest expense of $196 million was incurred during the first three months of 2017 related to the September 2015 debt offering and the term loan credit agreement, dated as of August 12, 2015, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, compared to $178 million in interest expense during the first three months of 2016. Additionally, Frontier incurred $10 million of interest expense related to the Verizon Bridge Facility (as defined below) during the first three months of 2016.

Cash Flows used by Investing Activities

Capital Expenditures

For the three months ended March 31, 2017 and 2016, our capital expenditures were $316 million and $259 million, respectively, including $1 million and $52 million, respectively, of integration related capital expenditures, associated with the CTF Acquisition.  Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. We anticipate capital expenditures for business operations to be approximately $1.00 billion to $1.25 billion in 2017, as compared to $1.259  billion in 2016.

Cash Flows used by and provided from Financing Activities

Debt Reduction

On April 17, 2017, Frontier used cash available on hand to retire $210 million of 8.25% Senior Notes that matured on such date.

During the first three months of 2017 and 2016, we retired an aggregate principal amount of $38 million and $24 million, respectively, of debt consisting of $37 million and $23 million, respectively, of senior secured debt. Additionally, we repaid $1 million of secured debt during each of the first three months of 2017 and 2016, respectively.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of March 31, 2017, we had $325 million of debt maturing during the last nine months of 2017; $733 million and $818 million of debt will mature in 2018 and 2019, respectively.

Term Loan and Revolving Credit Facilities

Borrowings under each of Frontier’s credit agreements are secured by a pledge of the stock of certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries, primarily representing Frontier operations in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the JPM Credit Agreement), pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015.  The JPM Credit Agreement provides Frontier with more flexible terms, increases the revolving credit facility from $750 million to $850 million and extends the maturity of the revolving credit facility from 2018 to 2022, subject to acceleration clauses related to the repayment of various unsecured senior notes maturing from 2020 through 2021.  The determination of interest rates remains unchanged, and is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) remain subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement).  The most significant change in the covenants is an increase of the maximum Leverage Ratio (as defined in the JPM Credit Agreement) to 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  In addition, under the JPM Credit Agreement, Frontier will be expanding the security package to include pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of March 31, 2017, the revolving credit facility was fully available and no borrowings had been made thereunder. The revolving credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

On March 29, 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of March 31, 2017 was LIBOR plus 3.875%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). As of March 31, 2017, $125 million of undrawn Standby Letters of Credit had been issued under the LC Agreements.  Borrowings under the LC Agreement are secured by certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries

Covenants

The terms and conditions contained in our indentures, the CoBank Credit Agreements and the JPM Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control, subject to important qualifications and exceptions. We would be restricted from declaring dividends by the CoBank Credit Agreements and the JPM Credit Agreement if an event of default occurred and was continuing at the time or would result from the dividend declaration. In addition, under the Certificate of Designations of our 11.125% Mandatory Convertible Preferred Stock, Series A, we would be restricted from paying dividends on our common stock if we failed to declare and pay dividends on our Series A Preferred Stock.

Indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. The indentures for our 8.875% Senior Notes due 2020, our 10.50% Senior Notes due 2022, and our 11.00% Senior Notes due 2025 contain covenants that are customary for similarly rated issuers. Among other things, these covenants limit our ability to incur additional indebtedness if our leverage ratio exceeds 4.5 to 1 (as defined in the indentures), limits liens and subsidiary debt to 1.25 times EBITDA and additional monetary

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

thresholds based on capital available for use by the Company (as defined in the indentures), limits cumulative restricted payments, including dividends, to cumulative EBITDA less 1.4 times cumulative interest expense (as defined in the indenture), if our leverage ratio does not exceed 4.5 to 1, and limits cumulative restricted payments, including dividends, to a lesser amount during periods, if any, in which our leverage ratio exceeds 4.5 to 1, and restricts our ability to divest substantially all of the assets of Frontier.

As of March 31, 2017, we were in compliance with all of our indenture and credit facility covenants.

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $54 million were paid during each of the three month periods ended March 31, 2017 and 2016.

On May 2, 2017, we announced that our Board of Directors has declared a regular quarterly cash dividend of $0.04 per share of common stock, payable on June 30, 2017 to holders of record at the close of business on June 15, 2017.  The Board of Directors also declared a regular quarterly cash dividend on Frontier’s 11.125% Series A Preferred Stock of $2.78125 per share, payable on June 30, 2017 to holders of record at the close of business on June 15, 2017.

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

Future Commitments

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including $49 million in annual support related to the properties acquired in the CTF Acquisition, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across some of the 29 states where we now operate.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

Regulatory Developments

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program. The intent of these offers is to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high cost unserved or underserved areas. Frontier accepted the CAF Phase II offer in 29 states, including our CTF properties, which provides for $332 million in annual support, through 2020 and a commitment to make broadband available to approximately 774,000 households. CAF Phase II support is a successor to the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving prior to the CTF acquisition, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high cost support funding. The frozen support phasedown support was $35 million in 2015 and $27 million in 2016, and is expected to be $17 million in 2017 and $6 million in 2018.

In February 2017, the FCC adopted an Order further explaining its competitive bidding process to continue to distribute CAF Phase II funding in those high-cost areas where price cap carriers declined the FCC’s offer of support. This auction could possibly present a new support and deployment opportunity. The FCC’s competitive bidding process has not yet been finalized, however. Therefore, Frontier is unable to determine whether it will participate in any competitive bid process at this time.

On April 20, 2017, the FCC issued an Order that will significantly alter how Business Data Services are regulated once the rules go into effect.  Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs’, like Frontier’s DS1 and DS3 services will continue to be regulated.  The test is likely to result in deregulation in a substantial number of our markets.  Once implemented, the deregulation will allow Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation.  The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year.  Frontier cannot predict how these regulatory changes will affect revenues at this time.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2017,  88% of our total debt had fixed interest rates. We had no interest rate swap agreements related to our fixed rate debt in effect at March 31, 2017. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.  Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $2,114 million of our outstanding borrowings at March 31, 2017 have floating interest rates. Our undrawn $850 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2017, the fair value of our long-term debt was estimated to be approximately $17.1 billion, based on prevailing interest rates, our overall weighted average borrowing rate was 8.62% and our overall weighted average maturity was approximately seven years. As of March 31, 2017, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2016.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2017 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets decreased from $2,766 million at December 31, 2016 to $2,608 million at March 31, 2017, a decrease of $158 million, or 6%. This decrease was a result of benefit payments of $269 million, partially offset by positive investment returns of $98 million, net of investment management and administrative fees, increased receivable from Verizon and the Verizon pension plan trusts of $7 million related to the CTF Acquisition, and Frontier contributions of $6 million during the first three months of 2017.

We made cash contributions to the Pension Plan during the three months ended March 31, 2017 of $6 million. We made no non-cash contributions during the three months ended March 31, 2017.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2017, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at March 31, 2017. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.      Legal Proceedings

See Note 16 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.  There have been no material changes to our legal proceedings from the information provided in Item 3.  “Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part 1,  Item 1A.  “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2017 to January 31, 2017
Employee Transactions (1)	4,304	$3.50

February 1, 2017 to February 28, 2017
Employee Transactions (1)	1,154,991	$3.31

March 1, 2017 to March 31. 2017
Employee Transactions (1)	389,879	$3.33

Totals January 1, 2017 to March 31, 2017
Employee Transactions (1)	1,549,174	$3.31

(1) Includes shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares and the LTIP target performance shares earned during the period. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

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

Date: May 4, 2017