Form 10-Q
period 2017-06-30
FRONTIER COMMUNICATIONS CORP
filed 2017-08-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Yes  X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes           No X

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2017 was 78,517,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$387	$522
Accounts receivable, less allowances of $73 and $131, respectively	789	938
Prepaid expenses	109	88
Income taxes and other current assets	140	108
Total current assets	1,425	1,656

Property, plant and equipment, net	14,482	14,902
Goodwill	9,102	9,674
Other intangibles, net	2,386	2,662
Other assets	116	119
Total assets	$27,511	$29,013

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$166	$363
Accounts payable	523	698
Advanced billings	286	301
Accrued content costs	99	164
Accrued other taxes	144	134
Accrued interest	407	437
Pension and other postretirement benefits	23	23
Other current liabilities	331	324
Total current liabilities	1,979	2,444

Deferred income taxes	2,299	2,516
Pension and other postretirement benefits	1,613	1,602
Other liabilities	374	372
Long-term debt	17,680	17,560

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (175,000 authorized shares,
79,532 issued and 78,517 and 78,170 outstanding,
at June 30, 2017 and December 31, 2016, respectively)	20	20
Additional paid-in capital	5,218	5,561
Accumulated deficit	(1,196)	(460)
Accumulated other comprehensive loss, net of tax	(329)	(387)
Treasury common stock	(147)	(215)
Total equity	3,566	4,519
Total liabilities and equity	$27,511	$29,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2017	2016	2017	2016

Revenue	$2,304	$2,608	$4,660	$3,963

Operating expenses:
Network access expenses	408	453	819	613
Network related expenses	477	546	971	872
Selling, general and administrative expenses	531	596	1,075	953
Depreciation and amortization	552	575	1,131	891
Goodwill impairment	670	-	670	-
Acquisition and integration costs	12	127	14	265
Pension settlement costs	19	-	62	-
Restructuring costs and other charges	29	-	41	-
Total operating expenses	2,698	2,297	4,783	3,594

Operating income (loss)	(394)	311	(123)	369

Investment and other income, net	-	-	3	11
Loss on extinguishment of debt and debt exchanges	90	-	90	-
Interest expense	388	386	776	759

Loss before income taxes	(872)	(75)	(986)	(379)
Income tax benefit	(210)	(48)	(249)	(166)

Net loss	(662)	(27)	(737)	(213)
Less: Dividends on preferred stock	53	53	107	107
Net loss attributable to
Frontier common shareholders	$(715)	$(80)	$(844)	$(320)

Basic net loss per share
attributable to Frontier common shareholders	$(9.20)	$(1.05)	$(10.88)	$(4.14)

Diluted net loss per share
attributable to Frontier common shareholders	$(9.21)	$(1.05)	$(10.89)	$(4.14)

Total weighted average shares outstanding - basic	77,795	77,625	77,679	77,611

Total weighted average shares outstanding - diluted	77,951	77,625	77,835	77,611

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2017	2016	2017	2016

Net loss	$(662)	$(27)	$(737)	$(213)

Pension settlement costs, net of tax	11	-	36	-
Other comprehensive income, net of tax	(14)	5	22	11
Net current -period other comprehensive income (loss)	(3)	5	58	11

		-
Comprehensive loss	$(665)	$(22)	$(679)	$(202)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2017
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance January 1, 2017 (See Note 1)	19,250	$-	79,532	$20	$5,561	$(460)	$(387)	(1,362)	$(215)	$4,519
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	-	-	-	1	-	-	-	1
Stock plans	-	-	-	-	(64)	-	-	347	68	4
Dividends on common stock	-	-	-	-	(172)	-	-	-	-	(172)
Dividends on preferred stock	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(737)	-	-	-	(737)
Pension settlement costs, net of tax	-	-	-	-	-	-	36	-	-	36
Other comprehensive income, net of tax	-	-	-	-	-	-	22	-	-	22
Balance June 30, 2017	19,250	$-	79,532	$20	$5,218	$(1,196)	$(329)	(1,015)	$(147)	$3,566

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

($ in millions)

(Unaudited)

	2017	2016

Cash flows provided from (used by) operating activities:
Net loss	$(737)	$(213)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,131	891
Loss on extinguishment of debt and debt exchanges	90	-
Pension settlement costs	62	-
Pension/OPEB costs	34	35
Stock based compensation expense	6	15
Amortization of deferred financing costs	17	28
Other adjustments	(4)	2
Deferred income taxes	(254)	(171)
Goodwill impairment	670	-
Change in accounts receivable	151	(141)
Change in accounts payable and other liabilities	(287)	180
Change in prepaid expenses, income taxes and other current assets	(50)	15
Net cash provided from operating activities	829	641

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(578)	(557)
Capital expenditures - Integration activities	(5)	(88)
Cash paid for the Verizon Acquisition	-	(9,886)
Proceeds on sale of assets	94	-
Other	5	6
Net cash used by investing activities	(484)	(10,525)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,500	1,625
Long - term debt payments	(1,576)	(69)
Financing costs paid	(15)	(7)
Premium paid to retire debt	(80)	-
Dividends paid on common stock	(172)	(246)
Dividends paid on preferred stock	(107)	(107)
Capital lease obligation payments	(25)	-
Taxes paid on behalf of employees for shares withheld	(5)	(10)
Other	-	1
Net cash provided from (used by) financing activities	(480)	1,187

Decrease in cash, cash equivalents, and restricted cash	(135)	(8,697)
Cash, cash equivalents, and restricted cash at January 1,	522	9,380

Cash, cash equivalents, and restricted cash at June 30,	$387	$683

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$797	$711
Income tax refunds, net	$(3)	$(32)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)   Summary of Significant Accounting Policies:

(a)  Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications of amounts previously reported have been made to conform to the current presentation, as described in Note 2 – Recent Accounting Literature. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2017, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, commercial and wholesale customers and is typically the incumbent voice services provider in its service areas.

On July 10, 2017, we effected a one for fifteen reverse stock split of our common stock.  The reverse stock split reduced the number of common shares issued (which includes outstanding shares and treasury shares) from approximately 1,193,000,000 shares to 80,000,000 shares, and reduced shares outstanding from 1,178,000,000 shares to 79,000,000 shares. In addition, and at the same time, the total number of shares of common stock that Frontier is authorized to issue changed from 1,750,000,000 shares to 175,000,000 shares. There was no change in the par value of the common stock, and no fractional shares were issued. All share and per share amounts in the financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the reverse stock split. As a result of our reverse stock split the conversion rates of our Series A Preferred Stock were proportionately adjusted.

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF) that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses” of $55 million and $62 million, and $108 million and $101 million for the three and six months ended June 30, 2017 and 2016, respectively.

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

We categorize our products, services and other revenues among the following five categories:

•

Data and Internet services include broadband services for consumer and commercial customers. We provide data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

•

Voice services include traditional local and long distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our consumer and commercial customers. Voice services also include the long distance voice origination and termination services that we provide to our commercial customers and other carriers;

•	Video services include revenues generated from services provided directly to consumer customers through the FiOS® and Vantage video brands, and through DISH® satellite TV services;

•	Other customer revenue includes sales of customer premise equipment to our commercial customers and directory services, less our provision for bad debts; and

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of revenues from external customers by the categories of Frontier’s products and services:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2017	2016	2017	2016

Data and Internet services	$974	$1,048	$1,967	$1,635
Voice services	724	836	1,475	1,303
Video services	329	419	676	487
Other	79	78	147	145
Customer revenue	2,106	2,381	4,265	3,570
Switched access and subsidy	198	227	395	393
Total revenue	$2,304	$2,608	$4,660	$3,963

(c)   Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired in a business combination. We have undertaken studies to determine the fair values of assets and liabilities acquired as well as to allocate the purchase price to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP.

We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. We tested goodwill for impairment as of June 30, 2017 as a result of the significant decline in share price of our common stock since March 31, 2017. Refer to Note 6 for a discussion of our goodwill impairment testing and results as of June 30, 2017. As stated in Note 2, we early adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” during the second quarter of 2017 in conjunction with our goodwill impairment assessment.

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

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Frontier is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

Share-Based Payments - Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. This standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods and early adoption is permitted including in any interim period.  Frontier has adopted this standard during the second quarter 2017, with no impact to our share-based payment awards.

Intangibles – Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Frontier has adopted this standard during the second quarter of 2017 in conjunction with our goodwill impairment assessment. See Note 1 and Note 6 for further discussion.

Compensation – Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” to amend ASC Topic 718, “Compensation – Stock Compensation.” The ASU is part of the FASB’s ongoing simplification initiative, which is designed to reduce cost and complexity while maintaining or improving the usefulness of the information provided to the users of financial statements. The simplifications address a variety of areas for public entities, including the following: 1) accounting for income taxes, 2) classification of excess tax benefits on the statement of cash flows, 3) forfeitures, 4) minimum statutory tax withholding requirements, 5) classifications of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, and 6) classification of awards with repurchase features. This

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

guidance was effective for Frontier as of the second quarter of 2017.  During the six months ended June 30, 2017 Frontier recognized $2 million of income tax expense and recorded a cumulative effect adjustment to beginning accumulated deficit of $1 million to recognize all unrecognized deferred tax benefits recorded as of January 1, 2017. For the six months ended June 30, 2016, Frontier reclassified $10 million of taxes paid on behalf of employees related to shares withheld from “Cash flows provided from (used by) operations” to “Cash flows used by financing activities” in accordance with the new standard.

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

(Unaudited)
For the six months ended
($ in millions, except per share amounts)	June 30, 2016

Revenue	$5,322

Operating income	$743

Net loss attributable to Frontier common shareholders	$(96)

Basic and diluted net loss per share attributable
to Frontier common shareholders	$(1.24)

Acquisition and Integration Costs

Acquisition costs include financial advisory, accounting, regulatory, legal and other related costs.  Integration costs include expenses that are incremental and directly related to the acquisition, which were incurred to integrate the network and information technology platforms.  Integration costs also include costs to achieve synergies and operational efficiencies directly associated with the acquisition.

Frontier incurred operating expenses related to the CTF Acquisition as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Acquisition costs	$-	$21	$-	$23
Integration costs	12	106	14	242
Total acquisition and
integration costs	$12	$127	$14	$265

We also invested $5 million and $88 million in capital expenditures related to the CTF Acquisition during the six months ended June 30, 2017 and 2016, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2017	December 31, 2016

Retail and wholesale	$778	$979
Other	84	90
Less: Allowance for doubtful accounts	(73)	(131)
Accounts receivable, net	$789	$938

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. During the second quarter of 2017 we resolved settlements with carriers resulting in a reduction to our reserves of approximately $35 million. Bad debt expense, which is recorded as a reduction to revenue, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Bad debt expense	$25	$34	$57	$48

(5)  Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2017	December 31, 2016

Property, plant and equipment	$25,857	$25,541
Less: Accumulated depreciation	(11,375)	(10,639)
Property, plant and equipment, net	$14,482	$14,902

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Depreciation expense	$379	$446	$755	$686

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2017, we sold and leased back certain properties, generating $86 million in net proceeds. We have deferred $59 million in gains, of which $26 million and $33 million are included in Other current liabilities and Other liabilities, respectively on our consolidated balance sheet as of June 30, 2017, and are being amortized over the related lease terms of 2 years.

(6)  Goodwill and Other Intangibles:

The activity in goodwill from January 1, 2017 to June 30, 2017 was as follows:

($ in millions)

Balance at January 1, 2017	$9,674
CTF Acquisition adjustments	98
Impairment	(670)
Balance at June 30, 2017	$9,102

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. In the second quarter of 2017, a triggering event prompted us to perform the quantitative impairment test. The triggering event was the significant decrease in the share price of our common stock during the period.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports within the telecommunications industry have historically supported a range of fair values of multiples between 5.0x and 7.9x annualized EBITDA (defined as operating income, net of acquisition and integration costs, noncash pension and OPEB costs, pension settlement costs, goodwill impairment and restructuring costs and other charges, as well as depreciation and amortization).  We estimated the enterprise fair value using a multiple of 5.8x EBITDA.

Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed, principally due to the decline in our profitability during the second quarter of 2017. We elected to early adopt the simplified goodwill method under ASU 2017-04, and recorded our goodwill impairment based on the amount that the enterprise carrying value exceeded the fair value, which resulted in a goodwill impairment of $670 million.

The market multiples approach that we use incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year including revenues, expenses, and the achievement of other cost synergies. Our assessment includes many qualitative factors that require significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the need for, or size of, an impairment.  Continued declines in our profitability or cash flows or in the trading value of our common stock may result in further impairment.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired, noting no additional impairment was present as of June 30, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of other intangibles are as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(2,978)	$2,210	$5,088	$(2,604)	$2,484
Trade name	122	-	122	122	-	122
Royalty agreement	72	(18)	54	72	(16)	56
Total other intangibles	$5,382	$(2,996)	$2,386	$5,282	$(2,620)	$2,662

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Amortization expense	$173	$129	$376	$205

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition in 2014 and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)  Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June  30, 2017 and December 31, 2016. For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2017		December 31, 2016

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$17,680	$16,505	$17,560	$17,539

(8)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)   Long-Term Debt:

       The activity in our long-term debt from January 1, 2017 through June 30, 2017 is summarized as follows:

		Six months ended June 30, 2017

($ in millions)	January 1, 2017	Payments and Retirements	New Borrowings	June 30, 2017	Interest Rate at June 30, 2017*

Senior and Subsidiary Unsecured Debt	$15,900	$(1,500)	$-	$14,400	9.22%
Senior Secured Debt	2,151	(74)	1,500	3,577	4.86%
Secured Subsidiary Debt	100	-	-	100	8.50%
Other Secured Debt	19	(2)	-	17	4.98%
Rural Utilities Service Loan Contracts	8	-	-	8	6.15%
Total Long-Term Debt	$18,178	$(1,576)	$1,500	$18,102	8.35%

Less: Debt Issuance Costs	(209)			(199)
Less: Debt Premium/(Discount)	(46)			(57)
Less: Current Portion	(363)			(166)
	$17,560			$17,680

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2017 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt is as follows:

	June 30, 2017		December 31, 2016

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Senior Unsecured Debt Due:
4/15/2017	$-	8.250%	$210	8.250%
10/1/2018	583	8.125%	583	8.125%
3/15/2019	434	7.125%	434	7.125%
4/15/2020	642	8.500%	1,169	8.500%
9/15/2020	303	8.875%	1,066	8.875%
7/1/2021	500	9.250%	500	9.250%
9/15/2021	775	6.250%	775	6.250%
4/15/2022	500	8.750%	500	8.750%
9/15/2022	2,188	10.500%	2,188	10.500%
1/15/2023	850	7.125%	850	7.125%
4/15/2024	750	7.625%	750	7.625%
1/15/2025	775	6.875%	775	6.875%
9/15/2025	3,600	11.000%	3,600	11.000%
11/1/2025	138	7.000%	138	7.000%
8/15/2026	2	6.800%	2	6.800%
1/15/2027	346	7.875%	346	7.875%
8/15/2031	945	9.000%	945	9.000%
10/1/2034	1	7.680%	1	7.680%
7/1/2035	125	7.450%	125	7.450%
10/1/2046	193	7.050%	193	7.050%
	13,650		15,150
Senior Secured Debt Due:
10/24/2019 (1)	263	5.105% (Variable)	280	4.145% (Variable)
3/31/2021 (2)	1,523	3.980% (Variable)	1,564	3.270% (Variable)
10/12/2021 (3)	291	5.105% (Variable)	307	4.145% (Variable)
6/15/2024 (4)	1,500	4.910% (Variable)	-
	3,577		2,151

Subsidiary Debt Due:
05/15/2027	200	6.750%	200	6.750%
02/01/2028	300	6.860%	300	6.860%
2/15/2028	200	6.730%	200	6.730%
10/15/2029	50	8.400%	50	8.400%
11/15/2031	100	8.500%	100	8.500%
	850		850

Total	$18,077	8.1% (5)	$18,151	8.3% (5)

(1)    Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

(2)    Represents borrowings under the JPM Credit Agreement, as defined below.

(3)  Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.

(4)    Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(5)    Interest rate represents a weighted average of the stated interest rates of multiple issuances.

On April 17, 2017, Frontier used cash available on hand to retire $210 million of 8.25% Senior Notes that matured on such date.

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the JPM Credit Agreement), pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

agreement, dated as of August 12, 2015.  Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1, Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and $1,500 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024.  The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The JPM Credit Agreement contains a covenant that Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement) not be above 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of June 30, 2017, the revolving credit facility was fully available and no borrowings had been made thereunder. The revolving credit facility is available for general corporate purposes but may not be used to fund dividend payments.

In June 2017, Frontier used cash proceeds from the Term Loan B offering to retire $763 million of 8.875% Notes due 2020 and $527 million of 8.500% Notes due 2020. Frontier recorded a loss on early extinguishment of debt of $90 million driven by premiums paid to retire the notes and unamortized original issuance costs.

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

On February 5, 2015, we entered into a commitment for a bridge loan facility (the Verizon Bridge Facility) and recognized related interest expense of $10 million during the six months ended June 30, 2016.

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

On March 29, 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of June 30, 2017 was LIBOR plus 3.875%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement.

As of June 30, 2017, we were in compliance with all of our indenture and credit facility covenants.

Our scheduled principal payments are as follows as of June 30, 2017:

Principal
($ in millions)	Payments

2017 (remaining six months)	$83
2018	$748
2019	$833
2020	$1,156
2021	$2,569
2022	$2,703
Thereafter	$10,010

(9) Restructuring Costs and Other Charges

As of June 30, 2017, restructuring related liabilities of $13 million pertaining to employee separation charges were included in “Other current liabilities” in our consolidated balance sheet.

Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $32 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the six months ended June 30, 2017. During the second quarter of 2017, Frontier sold its Frontier Secure Strategic Partnerships business at a loss of $9 million, which is also included in restructuring costs and other charges for the six months ended June 30, 2017.

The following is a summary of the changes in the liabilities established for restructuring programs at June 30, 2017:

($ in millions)

Balance, January 1, 2017	$47
Severance costs	32
Cash payments during the period	(66)
Balance, June 30, 2017	$13

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10)  Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2017	2016	2017	2016

Consolidated tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.8	6.0	1.6	4.3
Tax reserve adjustment	(0.1)	(4.9)	(0.1)	(1.2)
Changes in certain deferred tax balances	(0.3)	22.1	(0.2)	4.4
Goodwill impairment	(12.3)	-	(10.9)	-
Shared-based payments	-	-	(0.2)	-
Federal research and development tax credit	0.1	5.2	0.2	1.1
All other, net	(0.2)	0.9	(0.2)	0.2
Effective tax rate	24.0%	64.3%	25.2%	43.8%

Income taxes for the three and six months ended June 30, 2017 includes the federal tax impact of $107 million related to the goodwill impairment recorded during the second quarter of 2017.

Income taxes for the six months ended June 30, 2017 includes the impact of $2 million of income tax expense resulting from the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Amounts pertaining to income tax related accounts of $51 million and $55 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

During the first half of 2017, we received state income tax refunds of $3 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11)  Net Loss Per Share:

All share and per share amounts in the tables below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. See Note 1 – Summary of Significant Accounting Policies for additional details.

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions and shares in thousands, except per share amounts)	2017	2016	2017	2016

Net loss used for basic and diluted loss
per share:
Net loss attributable to Frontier common shareholders	$(715)	$(80)	$(844)	$(320)
Less: Dividends paid on unvested restricted stock awards	(1)	(1)	(2)	(2)
Total basic net loss
attributable to Frontier common shareholders	$(716)	$(81)	$(846)	$(322)
Effect of loss related to dilutive stock units	(2)	-	(2)	-
Total diluted net loss
attributable to Frontier common shareholders	$(718)	$(81)	$(848)	$(322)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	78,531	78,198	78,365	78,104
Less: Weighted average unvested restricted stock awards	(736)	(573)	(686)	(493)
Total weighted average shares outstanding - basic	77,795	77,625	77,679	77,611

Basic net loss per share
attributable to Frontier common shareholders	$(9.20)	$(1.05)	$(10.88)	$(4.14)

Diluted loss per share:
Total weighted average shares outstanding - basic	77,795	77,625	77,679	77,611
Effect of dilutive stock units	156	-	156	-
Total weighted average shares outstanding - diluted	77,951	77,625	77,835	77,611

Diluted net loss per share
attributable to Frontier common shareholders	$(9.21)	$(1.05)	$(10.89)	$(4.14)

In calculating diluted net loss per common share for the three and six months ended June 30, 2016, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

For the three and six months ended June 30, 2017 and 2016, options to purchase 2,664 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At June 30, 2017 and 2016, we had 155,616 and 108,827 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan),  the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for 2016 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $(3) million and $1 million for the six months ended June 30, 2017 and 2016, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with the 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of June 30, 2017 and 2016, as their impact was antidilutive.

(12) Stock Plans:

All share and per share amounts in the tables below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. See Note 1 – Summary of Significant Accounting Policies for additional details.

At June 30, 2017, we had seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At June 30, 2017, there were approximately 5,667,000 shares authorized for grant and approximately 4,360,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP,  the 2009 EIP and the 2013 EIPS, the EIPs). Our general policy is to issue treasury shares upon the grant of restricted shares and the exercise of options.

Performance Shares

On February 16, 2017, the Compensation Committee of our Board of Directors granted approximately 157,400 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2017, which applies to the first year in the 2017-2019 measurement period, the second year of the 2016-2018 measurement period and the third year of the 2015-2017 measurement period.

The following summary presents information regarding LTIP target performance shares as of June 30, 2017 and changes during the six months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2017	190
LTIP target performance shares granted, net	165
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(19)
Balance at June 30, 2017	295

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2017 and 2016, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $0 million and $3 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2017 and changes during the six months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2017	549	$78.00	$28
Restricted stock granted	454	$62.25	$8
Restricted stock vested	(217)	$79.80	$4
Restricted stock forfeited	(64)	$63.15
Balance at June 30, 2017	722	$69.00	$13

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant, for shares granted prior to May 10, 2017.  Beginning on May 10, 2017, the fair value of each restricted stock grant is estimated based on the close price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2017 was $34 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

Shares of restricted stock granted during the first six months of 2016 totaled 364,527. The total fair value of shares of restricted stock granted and vested at June 30, 2016 was approximately $27 million and $18 million, respectively. The total fair value of unvested restricted stock at June 30, 2016 was $44 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2016 was $65.85 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $9 million and $10 million for each of the six month periods ended June 30, 2017 and 2016, has been recorded in connection with these grants.

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

The components of accumulated other comprehensive loss, net of tax at June 30, 2017 and 2016, and changes for the six months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total

Balance at January 1, 2017	$(647)	$29	$231	$(387)
Other comprehensive income (loss) before reclassifications	25	(5)	(9)	11
Amounts reclassified from accumulated other comprehensive loss to net loss	17	(4)	(2)	11
Recognition of net actuarial loss for pension settlement costs in net loss	62	-	(26)	36
Net current-period other comprehensive income (loss)	104	(9)	(37)	58
Balance at June 30, 2017	$(543)	$20	$194	$(329)

	Pension Costs	OPEB Costs	Deferred Taxes on Pension and OPEB Costs	Total
Balance at January 1, 2016	$(584)	$20	$211	$(353)
Amounts reclassified from accumulated other comprehensive loss	21	(4)	(6)	11
Net current-period other comprehensive income (loss)	21	(4)	(6)	11
Balance at June 30, 2016	$(563)	$16	$205	$(342)

As a result of the pension settlement accounting discussed in Note 14, the Frontier Communications Pension Plan (the Pension Plan) was remeasured as of June 30, 2017.  This remeasurement resulted in a decrease in the discount rate from 4.10% at March 31, 2017 to 3.80% at June 30, 2017, resulting in the recording of a loss on remeasurement to Other comprehensive income (loss) during the quarter.  For the three and six months ended June 30, 2017, Frontier recorded a net loss on remeasurement of $28 million and a net gain on remeasurement of $20 million, respectively, to Other comprehensive income (loss).  Additionally, Frontier recorded pension settlement charges  totaling $62 million  ($36 million net of tax) to Other comprehensive income.  Refer to Note 14 for details about the settlement accounting.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

Details about Accumulated Other	For the three months ended June 30,		For the six months ended June 30,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2017	2016	2017	2016	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(9)	$(10)	$(17)	$(21)
Pension settlement costs	(19)	-	(62)	-
	(28)	(10)	(79)	(21)	Income (loss) before income taxes
Tax impact	10	4	29	8	Income tax (expense) benefit
	$(18)	$(6)	$(50)	$(13)	Net income (loss)
Amortization of OPEB Cost Items (b)
Prior-service costs	$3	$3	$5	$5
Actuarial gains (losses)	(1)	(1)	(1)	(1)
	2	2	4	4	Income (loss) before income taxes
Tax impact	-	(1)	(1)	(2)	Income tax (expense) benefit
	$2	$1	$3	$2	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 14 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)  Retirement Plans:

The following tables provide the components of total benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2017	2016	2017	2016

Components of total pension benefit cost
Service cost	$25	$34	$50	$47
Interest cost on projected benefit obligation	33	42	67	65
Expected return on plan assets	(48)	(65)	(96)	(92)
Amortization of unrecognized loss	9	11	17	21
Net periodic pension benefit cost	$19	$22	$38	$41
Pension settlement costs	19	-	62	-
Total pension benefit cost	$38	$22	$100	$41

	Postretirement Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2017	2016	2017	2016

Components of net periodic postretirement benefit cost
Service cost	$6	$5	$11	$8
Interest cost on projected benefit obligation	9	10	19	17
Amortization of prior service cost/(credit)	(3)	(2)	(5)	(5)
Amortization of unrecognized loss	1	-	1	1
Net periodic postretirement benefit cost	$13	$13	$26	$21

During the first six months of 2017 and 2016, we capitalized $14 million and $13 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

The Pension Plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement.  Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the six months ended June 30, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $362 million, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized non-cash settlement charges totaling $62 million during the first six months of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. Additional pension settlement charges will be required in each subsequent quarter of 2017, the amount of which will be dependent on the lump sum benefit payments made during the applicable quarter. As a result of the recognition of the settlement charges in the first six months of 2017, the net pension plan liability was remeasured as of June 30, 2017 and March 31, 2017 to be $711 million and $665 million, respectively, as compared to the $699 million measured and recorded at December

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

31, 2016.  The remeasured funded status of the Pension Plan was approximately 80%, as of June 30, 2017, similar to December 31, 2016.  Frontier did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.

Our Pension Plan assets decreased from $2,766 million at December 31, 2016 to $2,609 million at June 30, 2017, a decrease of $157 million, or 6%. This decrease was a result of benefit payments of $390 million, partially offset by positive investment returns of $154 million, net of investment management and administrative fees, increased receivable from Verizon and the Verizon pension plan trusts of $38 million related to the CTF Acquisition, and Frontier contributions of $41 million during the first six months of 2017.

As part of the CTF Acquisition, Verizon is required to make a cash payment to Frontier for the difference in assets transferred by Verizon into the Pension Plan and the related obligation (the Differential), which is estimated to be $131 million. We expect to receive the payment from Verizon during the third quarter of 2017. Once received, we will retain $34 million for contributions paid by Frontier during the second quarter of 2017, and remit the remaining cash received to the Pension Plan to offset future contributions.

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

On April 20, 2017, the FCC issued an Order that will significantly alter how Commercial Data Services are regulated once the rules go into effect.  Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs’, like Frontier’s, DS1 and DS3 services will continue to be regulated.  The test is likely to result in deregulation in a substantial number of our markets.  Once implemented, the deregulation will allow Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation.  The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year.  Multiple parties have appealed and requested a stay of this Order. Frontier cannot predict how these regulatory changes will result in changes to revenues at this time.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Management’s Discussion and Analysis

On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Operations).    Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition. Historical financial and operating data presented for Frontier includes the results of the CTF Operations that were acquired in the CTF Acquisition from the date of acquisition on April 1, 2016 and is not indicative of future operating results. The financial discussion below includes a comparative analysis of our results of operations on a historical basis as of and for the six months ended June 30, 2017 and 2016.

On July 10, 2017, we effected a one for fifteen reverse stock split of our common stock.  The reverse stock split reduced the number of common shares issued (which includes outstanding shares and treasury shares) from approximately 1,193,000,000 shares to 80,000,000 shares, and reduced shares outstanding from 1,178,000,000 shares to 79,000,000 shares. In addition, and at the same time, the total number of shares of common stock that Frontier is authorized to issue changed from 1,750,000,000 shares to 175,000,000 shares. There was no change in the par value of the common stock, and no fractional shares were issued. All share and per share amounts in the financial discussion below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. As a result of our reverse stock split the conversion rates of our Series A Preferred Stock were proportionately adjusted.

Our financial results for the first half of 2017 include the CTF Operations for the first quarter of 2017. With the acquisition occurring April 1, 2016, there are no comparative results for the same period in 2016. The table below reflects the results of operations for the CTF Operations for the first quarter of 2017. In the narrative that follows for the six month period, unless otherwise noted we will discuss only the remaining variance.

For the three months ended
($ in millions)	March 31, 2017

Data and Internet services	$422
Voice services	327
Video services	281
Other	5
Customer revenue	1,035
Switched access and subsidy	52
Total revenue	$1,087

Network access expenses	$261
Network related expenses	197
Selling, general and administrative expenses	226
Depreciation and amortization	280
Acquisition and integration costs	-
Pension settlement costs	22
Restructuring costs and other charges	1
Total operating expenses	$987

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The sections below include tables that present customer counts, average monthly revenue per customer (ARPC) and consumer customer churn which we define as the average of the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month.

Management believes that consumer customer counts and average monthly revenue per customer are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all of our customers’ communications needs.

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)	Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	June 30, 2017		December 31, 2016	% Increase (Decrease)	June 30, 2016		% Increase (Decrease)

Customers (in thousands)	5,058		5,393	(6)%	5,717	(1)	(12)%

Consumer customer metrics
Customers (in thousands)	4,585		4,891	(6)%	5,189	(1)	(12)%
Net customer additions/(losses)	(151)		(144)	5%	2,101		(107)%
Average monthly consumer
revenue per customer	$80.38		$80.33	0%	$83.20		(3)%
Customer monthly churn	2.24%		2.08%	8%	1.91%		17%

Commercial customer metrics
Customers (in thousands)	473		502	(6)%	528	(1)	(10)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	4,063		4,271	(5)%	4,462	(2)	(9)%
Net subscriber additions/(losses)	(100)		(91)	10%	1,975		(105)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	1,007		1,145	(12)%	1,304	(2)	(23)%
Net subscriber additions/(losses)	(58)		(77)	(25)%	1,066		(105)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	254		274	(7)%	292	(2)	(13)%
Net subscriber additions/(losses)	(12)		(7)	71%	(13)		(8)%

Employees	23,924	(3)	28,332	(16)%	30,308		(21)%
Switched Access Minutes of Use
(in thousands)	4,746		5,034	(6)%	5,485		(13)%

	As of or for the six months ended
	June 30, 2017		June 30, 2016	% Increase (Decrease)

Consumer customer metrics
Average monthly consumer
revenue per customer	$80.59		$72.88	11%
Customer monthly churn	2.31%		1.87%	24%

(1)	2,283,000 consumer customers, 250,000 commercial customers and 2,533,000 total customers were acquired at the time of the April 2016 CTF Acquisition.
(2)	2,052,000 broadband subscribers and 1,165,000 video subscribers were acquired at the time of the April 2016 CTF Acquisition.
(3)	At December 31, 2016, we had approximately 1,900 employees in our Frontier Secure Strategic Partnerships business, which was sold in May 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of June 30, 2017, 68% of our consumer broadband customers were subscribed to at least one other service offering.

We had approximately 4,585,000 and 5,189,000 total consumer customers as of June 30, 2017 and 2016, respectively.  Our consumer customer churn was 2.24% for the three months ended June 30, 2017 (1.95% for Frontier legacy and 2.69% for CTF Operations) compared to 1.91% (1.71% for Frontier legacy and 2.19% for CTF Operations) for the second quarter of 2016 and 2.37% (1.95% for Frontier legacy and 3.01% for CTF Operations) for the first quarter of 2017, respectively. The consolidated average monthly consumer revenue per customer (consumer ARPC) decreased by $2.82 or 4% to $80.38 during the second quarter of 2017 compared to the same period in 2016. The overall decrease in consumer ARPC is a result of lower voice services revenue and lower video revenue from our CTF Operations, partially offset by higher Frontier Secure revenue. We anticipate continuing declines in voice services revenue as fewer consumer customers subscribe to landline voice services.

Our consumer customer churn was 2.31% for the six months ended June 30, 2017 (1.95% for Frontier legacy and 2.85% for CTF Operations) compared to 1.87% (1.77% for Frontier legacy and 2.19% for CTF Operations) for the six months ended June 30, 2016. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $7.71 or 11% to $80.59 during the first half of 2017 compared to the same period in 2016. The overall increase in consumer ARPC is a result of higher revenue due to having six months of CTF Operations in 2017 and only three months in 2016, partially offset by lower voice services revenue.

We had approximately 473,000 and 528,000 total commercial customers as of June 30, 2017 and 2016, respectively.  We lost approximately 11,000 commercial customers during the three months ended June 30, 2017 compared to a gain of 243,000 customers (including 250,000 commercial customers acquired) for the three months ended June 30, 2016 and a loss of 18,000 for the three months ended March 31, 2017. Frontier expects the declines in voice services revenue and wireless backhaul revenues from commercial customers to continue for the remainder of 2017.  Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 13% for the Frontier legacy operations during the second quarter of 2017, compared to the second quarter of 2016, and by 12% (including CTF Operations) compared to the first quarter of 2017.

We had approximately 4,063,000 and 4,462,000 broadband subscribers as of June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, we lost approximately 100,000 net broadband subscribers compared to a gain of 1,975,000 (including 2,052,000 broadband subscribers acquired) and a loss of 107,000 for the three months ended June 30, 2016 and March 31, 2017, respectively.

We offer video services under the Vantage brand to certain of our customers in portions of Connecticut, North Carolina, South Carolina and Minnesota, and under the FiOS® brand in portions of California, Texas, and Florida (and on a limited basis in Indiana, Oregon and Washington).  We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets.  For the three months ended June 30, 2017, we lost approximately 70,000 net video subscribers across all markets. At June 30, 2017, we had 1,007,000 linear video subscribers that are served with FiOS or Vantage video service. In addition to our linear video subscribers, we have approximately 254,000 DISH satellite video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Data and Internet services	$974	$1,048	$(74)	(7)%
Voice services	724	836	(112)	(13)%
Video services	329	419	(90)	(21)%
Other	79	78	1	1%
Customer revenue	2,106	2,381	(275)	(12)%
Switched access and
subsidy	198	227	(29)	(13)%
Total revenue	$2,304	$2,608	$(304)	(12)%

	For the three months ended June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)

Consumer	$1,124	$1,332	$(208)	(16)%
Commercial	982	1,049	(67)	(6)%
Customer revenue	2,106	2,381	(275)	(12)%
Switched access and
subsidy	198	227	(29)	(13)%
Total revenue	$2,304	$2,608	$(304)	(12)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Data and Internet services	$1,967	$1,635	$332	20%
Voice services	1,475	1,303	172	13%
Video services	676	487	189	39%
Other	147	145	2	1%
Customer revenue	4,265	3,570	695	19%
Switched access and
subsidy	395	393	2	1%
Total revenue	$4,660	$3,963	$697	18%

	For the six months ended June 30,		$ Increase	% Increase
	2017	2016	(Decrease)	(Decrease)

Consumer	$2,288	$1,915	$373	19%
Commercial	1,977	1,655	322	19%
Customer revenue	4,265	3,570	695	19%
Switched access and
subsidy	395	393	2	1%
Total revenue	$4,660	$3,963	$697	18%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

Consolidated total revenue for the six months ended June 30, 2017 increased $697 million to $4,660 million as compared to the first half of 2016. Excluding additional revenue from the CTF Operations for the first quarter of 2017, our revenue for the first half of 2017 decreased $390 million, or 10%, as compared to the first half of 2016. This decline in 2017 is primarily the result of decreases in voice services revenues, lower switched and nonswitched access revenue, video, and data services revenue, each as described in more detail below.

Customer revenue for the six months ended June 30, 2017 increased $695 million to $4,265 million as compared to the first half of 2016. Excluding additional revenue from the CTF Operations for the first quarter of 2017, our customer revenue for the first half of 2017 decreased $340 million, or 10%, as compared to the first half of 2016.

Consolidated consumer customer revenue for the six months ended June 30, 2017 increased $373 million, or 19%, as compared to the first half of 2016. Excluding additional consumer customer revenue from the CTF Operations for the first quarter of 2017,  revenues for the first half of 2017 decreased $241 million, or 13%, compared to the first half of 2016, primarily as a result of decreases in voice, video and data services revenue. Similar to other wireline providers, we have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes, a trend we expect to continue.

Consolidated commercial customer revenue for the six months ended June 30, 2017 increased $322 million, or 19%, as compared to the first half of 2016. Excluding additional commercial customer revenue from the CTF Operations for the first quarter of 2017,  revenues for 2017 declined $99 million, or 6%, as compared to the first half of 2016, principally as a result of decreases in our voice services revenue and nonswitched revenue including wireless backhaul revenue.

Consolidated switched access and subsidy revenue of $395 million represented 8% of our revenues for the six months ended June 30, 2017. Switched access revenue was $92 million for the first half of 2017, or 2% of our revenues, up from $88 million, or 2% of our revenues, in the second quarter of 2016. The Report and Order released by the FCC on November 18, 2011 (the 2011 Order) provided for the gradual elimination of terminating traffic charges by 2017 with a related decline in operating expenses.  Switched access revenue declined sequentially in the third quarter of 2016, reflecting the rate reductions mandated by the 2011 Order, and we anticipate that we have experienced nearly all of the rate decline related to the 2011 Order.  We have been able to recover a significant portion of these lost revenues through end user rates and other replacement support mechanisms, a trend we expect will continue throughout 2017. We expect declining revenue trends due to reduced volume in switched access revenue to continue in 2017 in our legacy operations.  Subsidy revenue, including CAF Phase II subsidies, was $303 million for the six months ended June 30, 2017, or 7% of our revenues, which decreased from $305 million, or 8% of our revenues, in the first half of 2016.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Data and internet services include broadband services for consumer and commercial customers. We provide data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”). In addition, we offer our Frontier Secure® suite of products, including computer security, cloud back-up and sharing, identity protection and equipment insurance. Frontier Secure also provides technical support services for businesses.

Data and Internet services revenue for the three months ended June 30, 2017 decreased $74 million as compared with 2016. Data services revenue for the three months ended June 30, 2017 decreased $46 million, or 8%, to $566 million,  primarily due to a 10% decrease in the total number of broadband subscribers since June 30, 2016, and an additional month of revenue of $6 million in the second quarter of 2016 attributable to Frontier Secure Strategic Partnerships. Nonswitched access revenues for the three months ended June 30, 2017 decreased $28 million, or

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6%, to $408 million, primarily due to lower monthly recurring revenues for wireless backhaul and other carrier services.

Consolidated data and Internet services revenue for the six months ended June 30, 2017 increased $332 million as compared with 2016. Consolidated data services revenue for the six months ended June 30, 2017 increased $192 million, or 20%, to $1,148 million as compared with 2016. Excluding additional data service revenue from the CTF Operations for the first quarter of 2017, revenue decreased $47 million, or 5%, driven by a decrease in Frontier Secure Strategic Partnerships revenue because of its sale on May 31, 2017 and a decrease in the total number of broadband subscribers.

Consolidated nonswitched access revenues for the six months ended June 30, 2017 increased $140 million or 21% to $819 million as compared with 2016. Excluding additional nonswitched access revenue from the CTF Operations for the first quarter of 2017, revenue decreased $42 million, or 6%, due to lower monthly recurring revenue for wireless backhaul and other carrier services. We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 2.9% of consolidated total revenues) will continue to decline in 2017, as our carrier customers migrate to Ethernet solutions at lower price points or migrate to our competitors.

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long distance voice origination and termination services that we provide to our commercial customers and other carriers.

Voice services revenue for the three months ended June 30, 2017 decreased $112 million, or 13%, to $724 million as compared with 2016, primarily due to the continued loss of voice customers and decreases in long distance revenue among those customers that do not have a bundled long distance plan.

Voice services revenue for the six months ended June 30, 2017 increased $172 million, or 13%, to $1,475 million as compared with 2016. Excluding additional voice services revenue from the CTF Operations for the first quarter of 2017, revenues decreased $155 million, or 12%, due to the continued loss of voice customers and decreases in long distance revenue.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through DISH satellite TV services.

Video services revenue for the three months ended June 30, 2017 decreased $90 million, or 21%, to $329 millionas compared with 2016 primarily due to a decrease in the total number of video subscribers.

Video services revenue for the six months ended June 30, 2017 increased $189 million, or 39%, to $676 million compared with 2016. Excluding additional video services revenue from the CTF Operations for the first quarter of 2017,  revenues decreased $92 million, or 19%, due to a decrease in the total number of video subscribers.

Other

Other customer revenue includes sales of customer premise equipment to our commercial  customers and directory services, less our provision for bad debts.

Other revenue for the three months ended June 30, 2017 increased $1 million, or 1%, as compared with 2016 primarily due to a decrease in uncollectibles, partially offset by a decrease in customer premise equipment sales during the second quarter of 2017. Other revenue for the six months ended June 30, 2017 decreased $2 million, or 1%. Excluding additional other revenue from the CTF Operations for the first quarter of 2017, revenues decreased $4 million due to a decrease in uncollectibles, colocation rent, and customer premise equipment sales partially offset by maintenance contracts.

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

Switched access and subsidy revenue for the three months ended June 30, 2017 decreased $29 million, or 13%, as compared with 2016. Switched access revenue decreased $3 million for the three months ended June 30, 2017, primarily due to the impact of the decline in minutes of use related to access line losses and the displacement of minutes of use by wireless and other communications services, combined with the lower rates required by the FCC’s 2011 Order on intercarrier compensation reform. Subsidy revenues decreased $26 million for the three months ended June 30, 2017, primarily due to one-time true-up payments and phasedown support recognized in the second quarter of 2016 in connection with the CAF Phase II program.

Switched access and subsidy revenue for the six months ended June 30, 2017 increased $2 million, or 1%, as compared with 2016.  Switched access revenue for the six months ended June 30, 2017 increased $3 million.  Excluding additional switched access revenue from the CTF Operations for the first quarter of 2017, revenue decreased $12 million, or 14%. Subsidy revenues for the six months ended June 30, 2017 decreased $1 million.  Excluding additional subsidiary revenue from the CTF Operations for the first quarter of 2017, revenue decreased $37 million, or 12%. We expect that the trends underlying the reduction in switched access revenue will continue through 2017.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Network access expenses	$408	$453	$(45)	(10)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Network access expenses	$819	$613	$206	34%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

Network access expenses for the three months ended June 30, 2017 decreased $45 million, or 10%, primarily due to lower long distance costs, pole and conduit rental expense, and video content costs as a result of a decline in video customers, partially offset by higher customer premise equipment costs. Excluding additional expenses from the CTF Operations for the first quarter of 2017,  network access expenses for the six months ended June 30, 2017 decreased $55 million, or 9%, primarily due to lower video content and long distance costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NETWORK RELATED EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Network related expenses	$477	$546	$(69)	(13)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Network related expenses	$971	$872	$99	11%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, operation and maintenance of our network.

Network related expenses for the three months ended June 30, 2017 decreased $69 million, or 13%, primarily due to a decrease in compensation costs related to lower employee headcount and certain benefits, including incentive compensation, pension and OPEB expense (as discussed below). There was also a reduction in rental costs for vehicles previously under operating leases that were modified during late 2016, resulting in the classification as capital leases. Excluding additional expenses from the CTF Operations for the first quarter of 2017, network related expenses for the six months ended June 30, 2017 decreased $98 million, or 11%, primarily due to lower compensation and other employee related costs and a reduction in rental costs for vehicles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$531	$596	$(65)	(11)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$1,075	$953	$122	13%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

SG&A expenses for the three months ended June 30, 2017 decreased $65 million, or 11%, due to lower costs for compensation, primarily related to decreased employee headcount, lower incentive compensation costs, certain

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

benefits, including pension and OPEB expense (as discussed below), lower information technology and other outside services costs. Approximately $5 million of the decline in SG&A expense for the three months ended June 30, 2017 is attributable to one less month of costs in 2017 for the Frontier Secure Strategic Partnerships business. Excluding additional expenses from the CTF Operations for the first quarter of 2017, SG&A expenses for the six months ended June 30, 2017 decreased $104 million, or 11%, primarily due to lower compensation and other employee related costs and reduced costs for outside services.

Pension and OPEB costs

Frontier allocates pension and OPEB costs to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding pension settlement costs, for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2017	2016	2017	2016

Total pension/OPEB expense	$32	$35	$64	$62
Less: costs capitalized into
capital expenditures	(7)	(7)	(14)	(13)
Net pension/OPEB costs	$25	$28	$50	$49

DEPRECIATION AND AMORTIZATION EXPENSE

The fair value estimates related to the allocation of the purchase price of the CTF Operations to Other intangibles were revised and finalized during the first quarter of 2017 from the previous estimates as of December 31, 2016.  The allocation that was reported as of December 31, 2016 for Other intangibles increased $100 million, from $2,162 million to $2,262 million.  These adjustments resulted in higher amortization expense during the six months ended June 30, 2017 ($20 million of which is attributable to 2016).

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Depreciation expense	$379	$446	$(67)	(15)%
Amortization expense	173	129	44	34%
	$552	$575	$(23)	(4)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Depreciation expense	$755	$686	$69	10%
Amortization expense	376	205	171	83%
	$1,131	$891	$240	27%

Depreciation and amortization expense for the three and six months ended June 30, 2017 decreased $23 million, or 4%, and increased $240 million, or 27%, respectively.  Depreciation expense for the three months ended June 30, 2017 decreased $67 million, or 15%. The decrease was primarily driven by the changes in the remaining lives of certain plant assets and lower net asset bases.  Excluding additional expense from the CTF Operations for the first quarter of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2017, depreciation expense decreased $70 million, or 10%, due to changes in the remaining lives of certain plant assets and lower net asset bases.

Amortization expense for the three months ended June 30, 2017 increased $44 million, or 34%. The increase was primarily driven by an increase in the value of the acquired CTF customer base subsequent to the second quarter of 2016, offset by the accelerated method of amortization related to customer bases acquired in 2010 and 2014. Excluding additional expense from the CTF Operations for the first quarter of 2017, amortization expense increased $30 million, or 15%, due to an increase in the value of the acquired CTF customer base subsequent to the second quarter of 2016, offset by the accelerated method of amortization related to customer bases acquired in 2010 and 2014.

GOODWILL IMPAIRMENT

As a result of the significant decline in the share price of our common stock in the second quarter of 2017, we tested goodwill for impairment.  The results of our quantitative goodwill impairment test resulted in a $670 million goodwill impairment in the second quarter of 2017, principally due to the decline in our profitability during the period (See Note 6). Further declines in our profitability or share price could result in additional impairment in the future.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Acquisition and integration costs	$12	$127	$(115)	(91)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Acquisition and integration costs	$14	$265	$(251)	(95)%

Acquisition costs include financial advisory, accounting, regulatory, legal and other related costs.  Integration costs include expenses that are incremental and directly related to the acquisition, which were incurred to integrate the network and information technology platforms. Integration costs also include costs to achieve synergies and operational efficiencies directly associated with the acquisition.

We invested $5 million and $88 million in capital expenditures related to the CTF Acquisition during the six months ended June 30, 2017 and 2016, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PENSION SETTLEMENT COSTS

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Pension Settlement Costs	$19	$-	$19	100%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Pension Settlement Costs	$62	$-	$62	100%

The Pension Plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three and six months ended June 30, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $107 million and $362 million, respectively, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized non-cash settlement charges totaling $62 million during the first half of 2017.  The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.  Additional pension settlement charges will be required in each subsequent quarter of 2017, the amount of which will be dependent on the lump sum benefit payments made during the applicable quarter.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Restructuring costs and
other charges	$29	$-	$29	100%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Restructuring costs and
other charges	$41	$-	$41	100%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans.

Restructuring costs and other charges increased in the second quarter of 2017 compared to the second quarter of 2016 primarily due to a reduction in the workforce of approximately 400 employees in 2017, and the loss on the sale of the Frontier Secure Strategic Partnerships business of $9 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Restructuring costs and other charges increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a reduction in the workforce and the loss on the sale of the Frontier Secure Strategic Partnerships business.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Investment and other income (loss), net	$-	$-	$-	-%
Loss on extinguishment of debt and debt exchanges	$90	$-	$90	100%
Interest expense	$388	$386	$2	1%
Income tax benefit	$(210)	$(48)	$(162)	(338)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Investment and other income, net	$3	$11	$(8)	(73)%
Loss on extinguishment of debt and debt exchanges	$90	$-	$90	100%
Interest expense	$776	$759	$17	2%
Income tax benefit	$(249)	$(166)	$(83)	(50)%

Investment and other income, net

Investment and other income, net for the six months ended June 30, 2016 included interest income of $11 million, primarily due to interest earned on restricted cash. The decrease of $8 million was driven by less restricted cash on hand in 2017.

Loss on Extinguishment of Debt and Debt Exchanges

During the second quarter of 2017, Frontier recorded a loss on early extinguishment of debt of $90 million driven primarily by premiums paid to retire certain senior notes prior to their maturity and unamortized original issuance costs, as described below.

Interest expense

Interest expense for the three and six months ended June 30, 2017 increased $2 million, or 1%, and $17 million, or 2%, as compared to the three and six months ended June 30, 2016. We incurred additional interest of $16 million in the first half of 2017 on the $1,625 million term loan facility related to the CTF Acquisition. Our composite average borrowing rate as of June 30, 2017 and 2016 was 8.35% and 8.47%, respectively.

Income tax benefit

Income tax benefit for the three and six months ended June 30, 2017 increased $162 million and $83 million, as compared to the three and six months ended June 30, 2016. The effective tax rate on our pretax loss for the six months ended June 30, 2017 was 25.2% as compared with 43.8% for the six months ended June 30, 2016. The increase in income tax benefit was primarily due to the impact of the Goodwill impairment charge incurred during the second quarter of 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for the second quarter of 2017 was $715 million, or ($9.20) per share, as compared to a net loss of $80 million, or ($1.05) per share, in the second quarter of 2016,  and net loss for the first half of 2017 of $844 million, or ($10.88) per share, as compared to a net loss of $320 million, or ($4.14) per share for the first half of 2016.  For both the second quarter and first half of 2017, the increase in net loss was primarily driven by the $532 million  (after-tax) goodwill impairment charge.

Diluted net loss attributable to Frontier common shareholders

Diluted net loss attributable to Frontier common shareholders for the second quarter of 2017 was $718 million, or ($9.21) per share, as compared to a net loss of $80 million, or ($1.05) per share, in the second quarter of 2016, and diluted net loss for the first half of 2017 was $848 million, or ($10.89) per share, as compared to a net loss of $320 million, or ($4.14) per share for the first half of 2016. For both the second quarter and first half of 2017, the increase in net loss was primarily driven by the $532 million  (after-tax) goodwill impairment charge.

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of June 30, 2017, we had cash and cash equivalents aggregating $387 million. Our primary source of funds during the six months ended June 30, 2017 was cash on hand, cash generated from operations, and cash received from issuance of our Term Loan  B.  For the six months ended June 30, 2017, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, primarily capital expenditures, dividends and debt repayments.

At June 30, 2017, we had a working capital deficit of $554 million, including $166 million of long-term debt due within one year, as compared to a working capital deficit of $788 million at December 31, 2016. The decrease in the working capital deficit is primarily due to a decrease in current liabilities of $465 million, partially offset by a reduction in accounts receivable of $149 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $188 million to $829 million for the six months ended June 30, 2017 as compared with the prior year period. The increase was primarily the result of the addition of our CTF Operations, partially offset by unfavorable changes in working capital, along with higher interest expense.

We received $3 million and $32 million in cash refunds during the six months ended June 30, 2017 and 2016, respectively.

In connection with the CTF Acquisition, Frontier recognized acquisition and integration costs of $14 million during the first six months of 2017 compared to $265 million during the first six months of 2016. Interest expense of $397 million was incurred during the first six months of 2017 related to the September 2015 debt offering and the term loan credit agreement, dated as of August 12, 2015, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, compared to $368 million in interest expense during the first six months of 2016. Additionally, Frontier incurred $10 million of interest expense related to the Verizon Bridge Facility (as defined below) during the first six months of 2016.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2017 and 2016, our capital expenditures were $583 million and $645 million, respectively, including $5 million and  $88 million, respectively, of integration related capital expenditures associated with the CTF Acquisition.  Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. We anticipate capital expenditures for business operations to be approximately $1.1 billion to $1.2 billion in 2017, as compared to $1.26 billion in 2016.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Cash Flows used by and provided from Financing Activities

Debt Reduction

During the first six months of 2017, Frontier used cash on hand for the scheduled retirement of $286 million of debt, including $210 million of unsecured 8.25% senior notes at maturity, and contractual payments of principal for debt of $76 million. Additionally, Frontier used cash proceeds from the Term Loan B to retire $1,290 million of unsecured senior notes prior to maturity, consisting of $763 million of 8.875% Notes due 2020 and $527 million of 8.5% Notes due 2020. During the first six months of 2017, Frontier recorded a loss on early extinguishment of debt of $90 million driven primarily by premiums paid to retire the notes and unamortized original issuance costs.

During the first six months of 2016, Frontier used cash on hand to retire an aggregate principal amount of $69 million of debt, $22 million of which was senior unsecured debt and $47 million of which was secured debt.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, exchanges of debt securities, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our stockholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of June 30, 2017, we had $83 million of debt maturing during the last six months of 2017; $748 million and $833 million of debt will mature in 2018 and 2019, respectively.

Term Loan and Revolving Credit Facilities

Borrowings under each of Frontier’s credit agreements are secured by a pledge of the stock of certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries, primarily representing Frontier operations in Illinois, Indiana, Michigan, Ohio, and Wisconsin.

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (the JPM Credit Agreement), pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015.  Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1, Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and $1,500 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024. The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or LIBOR, at the election of Frontier.  Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The JPM Credit Agreement contains a covenant that Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement) not be above 5.25 to 1.0 initially, migrating to 5.0 to 1.0 beginning in the second quarter of 2018, 4.75 to 1.0 in the second quarter of 2019, and 4.5 to 1.0 in the second quarter of 2020.  The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of June 30, 2017, the revolving credit facility

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

was fully available and no borrowings had been made thereunder. The revolving credit facility is available for general corporate purposes but may not be used to fund dividend payments.

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

On March 29, 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of June 30, 2017 was LIBOR plus 3.875%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement.

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). As of June 30, 2017, $109 million of undrawn Standby Letters of Credit had been issued under the LC Agreements.  Borrowings under the LC Agreement are secured by a pledge of the stock of certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries.

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

Indentures for our senior unsecured debt obligations limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. The indentures for our 8.875% Senior Notes due 2020, our 10.50% Senior Notes due 2022, and our 11.00% Senior Notes due 2025 contain covenants that are customary for similarly rated issuers. Among other things, these covenants, subject to important qualifications and exceptions, limit our ability to incur additional indebtedness if our leverage ratio exceeds 4.5 to 1 (as defined in the indentures); limits liens and subsidiary debt to 1.25 times EBITDA and additional monetary thresholds based on capital available for use by the Company (as defined in the indentures); limits cumulative restricted payments, including dividends, to cumulative EBITDA less 1.4 times cumulative interest expense (as defined in the indenture), if our leverage ratio does not exceed 4.5 to 1; limits cumulative restricted payments, including dividends, to a lesser amount during periods, if any, in which our leverage ratio exceeds 4.5 to 1; and restricts our ability to divest substantially all of the assets of Frontier.

As of June 30, 2017, we were in compliance with all of our indenture and credit facility covenants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Dividends

We intend to continue to pay regular quarterly dividends on our common and preferred stock. Our ability to fund a regular quarterly dividend will be impacted by our ability to generate cash from operations. Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $107 million were paid during each of the six month periods ended June 30, 2017 and 2016.

On May 2, 2017 (prior to the reverse stock split), we announced that our Board of Directors declared a regular quarterly cash dividend of $0.04 per share of common stock, payable on June 30, 2017 to holders of record at the close of business on June 15, 2017.  The Board of Directors also declared a regular quarterly cash dividend on Frontier’s 11.125% Series A Preferred Stock of $2.78125 per share, payable on June 30, 2017 to holders of record at the close of business on June 15, 2017.

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

Future Commitments

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support through 2020, including $49 million in annual support related to the properties acquired in the CTF Acquisition, to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across some of the 29 states where we now operate.

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

Other than the updated indefinite-lived intangibles discussion below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist of goodwill and trade name, which were generated as a result of business combinations. We test for impairment of these assets annually as of December 31 or more frequently, whenever events occur or facts and circumstances change that make it more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We early adopted ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) during the second quarter of 2017. In accordance with ASU 2017-04, our annual goodwill impairment test (and interim test if determined to be necessary) will consist of comparing the fair value of our reporting unit to its carrying value.  To the extent that the carrying value exceeds fair value, an impairment will be recognized.

For the purpose of our goodwill impairment test, we first assess qualitative factors to determine if it is more likely than not that fair value of the reporting unit is less than the carrying amount.  If it is less, an additional quantitative evaluation must be performed.  Our quantitative assessment consists of using a market multiples approach to determine fair value.  Marketplace company comparisons and analyst reports within the telecommunications industry have historically supported a range of fair values of multiples between 5.0x and 7.9x annualized EBITDA (defined as operating income, net of acquisition and integration costs, noncash pension and OPEB costs, pension settlement costs, goodwill impairment and restructuring costs and other charges, as well as depreciation and amortization).  In estimating the enterprise fair value we used 5.8x as the multiple.

As a result of the significant decline in the share price of our common stock in the second quarter of 2017, we tested goodwill for impairment.  The quantitative assessment, as described above, resulted in a conclusion that the estimated enterprise fair value was lower than its carrying value, principally due to the decline in our profitability during the period. Accordingly, we have recorded goodwill impairment expense of $670 million in the second quarter of 2017.

The market multiples approach that we use incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. Our assessment includes many qualitative factors that require significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding need for, or size of, an impairment.  Continued declines in our profitability or cash flows or in the share price of our common stock may result in further impairment.

The enterprise fair value is sensitive to the amount of EBITDA generated by Frontier and the EBITDA multiple used in the calculation.  Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. The market multiples approach is sensitive to changes in the estimated annual EBITDA, with each $100 million change equating to approximately $580 million of estimated enterprise value.  Similarly, a 1% change in the multiple used would affect the estimated enterprise value by approximately $200 million.   Declines in our stock price could also affect the reconciliation of our market capitalization and indicate impairment.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no additional impairment was present as of June 30, 2017.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

Regulatory Developments

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program. The intent of these offers is to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high cost unserved or underserved areas. Frontier accepted the CAF Phase II offer in 29 states, including our CTF properties, which provides for $332 million in annual support through 2020 and a commitment to make broadband available to approximately 774,000 households. CAF Phase II support is a successor to the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving prior to the CTF acquisition, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high cost support funding. The frozen support phasedown support was $35 million in 2015 and $27 million in 2016, and is expected to be $17 million in 2017 and $6 million in 2018.

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

On April 20, 2017, the FCC issued an Order that will significantly alter how Commercial Data Services are regulated once the rules go into effect.  Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs’, like Frontier’s DS1 and DS3 services will continue to be regulated.  The test is likely to result in deregulation in a substantial number of our markets.  Once implemented, the deregulation will allow Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation.  The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year.  Multiple parties have appealed and requested a stay of this Order. Frontier cannot predict how these regulatory changes will affect revenues at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2017, 80% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2017. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.  Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $3,577 million of our outstanding borrowings at June 30, 2017 have floating interest rates. Our undrawn $850 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2017, the fair value of our long-term debt was estimated to be approximately $16.5 billion, based on prevailing interest rates, our overall weighted average borrowing rate was 8.35% and our overall weighted average maturity was approximately seven years. As of June 30, 2017, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2016.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2017 is limited to our pension plan assets.  We have no other security investments of any significant amount.

Our pension plan assets decreased from $2,766 million at December 31, 2016 to $2,609 million at June 30, 2017, a decrease of $157 million, or 6%. This decrease was a result of benefit payments of $390 million, partially offset by positive investment returns of $154 million, net of investment management and administrative fees, increased receivable from Verizon and the Verizon pension plan trusts of $38 million related to the CTF Acquisition, and Frontier contributions of $41 million during the first six months of 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We made cash contributions to the Pension Plan during the six months ended June 30, 2017 of $41 million. We made no non-cash contributions during the six months ended June 30, 2017. As part of the CTF Acquisition, Verizon is required to make a cash payment to Frontier for the difference in assets transferred by Verizon into the Plan and the related obligation (the Differential), which is estimated to be $131 million. We expect to receive the payment from Verizon during the third quarter of 2017.  Once received, we will retain $34 million for contributions paid by Frontier during the second quarter of 2017, and remit the remaining cash received to the pension plan to offset future contributions.

Item 4.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2017, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

We reviewed our internal control over financial reporting at June 30, 2017. There have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2017 to April 30, 2017
Employee Transactions (1)	50	$32.08

May 1, 2017 to May 31, 2017
Employee Transactions (1)	33	$26.34

June 1, 2017 to June 30, 2017
Employee Transactions (1)	419	$19.94

Totals April 1, 2017 to June 30, 2017
Employee Transactions (1)	502	$21.57

(1) Includes shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares and the LTIP performance shares earned during the period. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

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

	3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to Frontier’s Current Report on Form 8-K filed July 1, 2010).*
	3.4	Certificate of Amendment of the Restated Certificate of Incorporation, effective July 10, 2017 (filed as Exhibit 3(i) to Frontier’s Current Report on Form 8-K filed July 10, 2017).*
10.1

Increase Joinder No. 1, dated as of June 15, 2017, among Frontier, certain subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the First Amended and Restated Credit Agreement, dated as of February 27, 2017, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

	10.2	Offer of Employment Letter, dated April 27, 2017, between Frontier and Christopher Levendos.
	10.3	Offer of Employment Letter, dated June 12, 2017, between Frontier and John Maduri.
10.4

Form of Change in Control Agreement, dated as of July 10, 2017, by and between Frontier and each of Kenneth A. Arndt, Steve Gable, Christopher D. Levendos, John Maduri, R. Perley McBride, Mark D. Nielsen and Kathleen Weslock (synchronizing the terms of existing change in control provisions).

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

* Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 3, 2017