Form 10-Q
period 2018-03-31
FRONTIER COMMUNICATIONS CORP
filed 2018-05-04
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes    ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒     No  ☐

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

Yes  ☐        No   ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2018 was 80,138,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$201	$362
Accounts receivable, less allowances of $99 and $69, respectively	778	819
Contract acquisition costs	91	-
Prepaid expenses	78	78
Income taxes and other current assets	54	64
Total current assets	1,202	1,323

Property, plant and equipment, net	14,321	14,377
Goodwill	7,024	7,024
Other intangibles, net	1,903	2,063
Other assets	228	97
Total assets	$24,678	$24,884

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$1,060	$656
Accounts payable	537	564
Advanced billings	271	270
Accrued content costs	105	102
Accrued other taxes	156	156
Accrued interest	167	401
Pension and other postretirement benefits	29	29
Other current liabilities	334	330
Total current liabilities	2,659	2,508

Deferred income taxes	1,217	1,139
Pension and other postretirement benefits	1,656	1,676
Other liabilities	280	317
Long-term debt	16,470	16,970

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 19,250 shares issued and outstanding)	-	-
Common stock, $0.25 par value (175,000 authorized shares,
80,367 and 79,532 issued and 80,251 and 78,441 outstanding,
at March 31, 2018 and December 31, 2017, respectively)	20	20
Additional paid-in capital	4,847	5,034
Accumulated deficit	(2,089)	(2,263)
Accumulated other comprehensive loss, net of tax	(367)	(366)
Treasury common stock	(15)	(151)
Total equity	2,396	2,274
Total liabilities and equity	$24,678	$24,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,

	2018	2017

Revenue	$2,199	$2,356

Operating expenses:
Network access expenses	372	411
Network related expenses	483	493
Selling, general and administrative expenses	469	542
Depreciation and amortization	505	579
Acquisition and integration costs	-	2
Restructuring costs and other charges	4	12
Total operating expenses	1,833	2,039

Operating income	366	317

Investment and other income, net	8	-
Pension settlement costs	-	43
Gain on extinguishment of debt	33	-
Interest expense	374	388

Income (loss) before income taxes	33	(114)
Income tax expense (benefit)	13	(39)

Net income (loss)	20	(75)
Less: Dividends on preferred stock	53	54
Net loss attributable to
Frontier common shareholders	$(33)	$(129)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.44)	$(1.67)

Total weighted average shares outstanding - basic and diluted	77,416	77,591

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

($ in millions)

(Unaudited)

	For the three months ended
	March 31,

	2018	2017

Net income (loss)	$20	$(75)

Other comprehensive income (loss), net of tax	(1)	61

Comprehensive income (loss)	$19	$(14)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Stock plans	-	-	835	-	(134)	-	-	975	136	2
Dividends on preferred stock	-	-	-	-	(53)	-	-	-	-	(53)
Net income	-	-	-	-	-	20	-	-	-	20
Other comprehensive loss,
net of tax	-	-	-	-	-	-	(1)	-	-	(1)
Balance March 31, 2018	19,250	$-	80,367	$20	$4,847	$(2,089)	$(367)	(116)	$(15)	$2,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2018	2017

Cash flows provided from (used by) operating activities:
Net income (loss)	$20	$(75)
Adjustments to reconcile net income (loss) to net cash provided from (used by)
operating activities:
Depreciation and amortization	505	579
Gain on extinguishment of debt	(33)	-
Pension settlement costs	-	43
Stock-based compensation expense	4	3
Amortization of deferred financing costs	9	9
Other adjustments	(9)	-
Deferred income taxes	12	(41)
Change in accounts receivable	9	105
Change in accounts payable and other liabilities	(261)	(312)
Change in prepaid expenses, income taxes and other current assets	(5)	(11)
Net cash provided from operating activities	251	300

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(297)	(315)
Capital expenditures - Integration activities	-	(1)
Proceeds on sale of assets	10	70
Other	(2)	3
Net cash used by investing activities	(289)	(243)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,600	-
Long - term debt payments	(1,627)	(38)
Financing costs paid	(26)	(6)
Premium paid to retire debt	(16)	-
Dividends paid on common stock	-	(124)
Dividends paid on preferred stock	(53)	(54)
Capital lease obligation payments	(10)	(10)
Other	(5)	(6)
Net cash used by financing activities	(137)	(238)

Decrease in cash, cash equivalents, and restricted cash	(175)	(181)
Cash, cash equivalents, and restricted cash at January 1,	376	522

Cash, cash equivalents, and restricted cash at March 31,	$201	$341

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$593	$577
Income tax refunds, net	$-	$(3)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Significant Accounting Policies:

(a)  Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2018, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

(b)  Accounting Changes:

Except for the changes discussed below, Frontier has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements.

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606). Frontier applied ASC 606 using the modified retrospective method – i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC 605 “Revenue Recognition.” See Note 3 for additional details.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the impact of the adoption of ASC 606 on revenue, operating expenses, and operating income for the three months ended March 31, 2018:

	For the three months ended March 31, 2018
			Amounts without
		Adjustments	adoption of
	As Reported	for ASC 606	ASC 606

Revenue	$2,199	$(6)	$2,193
Operating expenses	1,833	1	1,834
Operating income	$366	$(7)	$359

(c)  Revenue Recognition:

Revenue for Voice services, Data & internet services, Video services, Switched and non-switched access services will be recognized as the service is provided. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF),  $57 million and $53 million for the three months ended March 31, 2018 and 2017, respectively, and video franchise fees of $12 million and $14 million for the three months ended March 31, 2018 and 2017, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.”

In 2015, we accepted the FCC’s Connect America Fund (CAF) Phase II offer of support, which is a successor to and augments the USF frozen high cost support that we had been receiving pursuant to a 2011 FCC order. Upon completion of the 2016 acquisition of properties in California, Texas, and Florida with Verizon (CTF Acquisition), Frontier assumed the CAF Phase II support and related obligations that Verizon had previously accepted with regard to California and Texas.  We are recognizing these subsidies into revenue on a straight-line basis.

For additional information about our revenue policies and other required disclosures in accordance with ASC 606, refer to Note 3.

(d)   Goodwill and Other Intangibles:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. No triggering events were identified as of March 31, 2018.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(2)  Recent Accounting Literature:

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard, along with its related amendments, requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which they expect to be entitled in exchange for those goods or services. Frontier adopted the standard during the first quarter of 2018, using the modified retrospective method – i.e., by recognizing the cumulative effect of initially applying Accounting Standards Codification Topic (ASC) 606 as an adjustment to the opening balance of shareholders’ equity at January 1, 2018. The comparative information for historical periods has not been adjusted and continues to be reported under ASC 605. See Note 3 for additional details and disclosures.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Effective January 1, 2018, we adopted FASB ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard was established to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer disaggregate the service cost component of periodic benefit cost from the other components of net benefit cost. The amendments in the update also provide explicit guidance on how to present the service cost component and other components of net benefit cost in the income statement and allow only the service cost components of net benefit cost to be eligible for capitalization. For adoption, Frontier retrospectively applied changes to our presentation of pension settlement costs and certain other benefit costs.

The following table summarizes the impacts of adopting ASU No. 2017-07.

	For the three months ended March 31, 2017
		Impact of adoption
($ in millions)	As Reported	of ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$494	$(1)	$493
Selling, general and administrative expenses	$544	$(2)	$542
Pension settlement costs	$43	$(43)	$-

Non-operating income/expenses:
Investment and other income, net	$3	$(3)	$-
Pension settlement costs	$-	$43	$43

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years using modified retrospective application. Early application is permitted.  Frontier is in the initial stages of evaluating the potential impact this new standard may have on the consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the “Tax Act”) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations,” even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. We are still evaluating certain aspects of this ASU as well as the related impacts it may have on our financial statements.

(3) ASC 606 Adoption and Revenue Recognition:

Frontier applied ASC 606 using the modified retrospective method – i.e., by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity at January 1, 2018. The historical periods have not been adjusted and continue to be reported under ASC 605 “Revenue Recognition.”

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table includes information for the transition adjustment recorded as of January 1, 2018 to record the cumulative impact of adoption of ASC 606 for prior periods.

		(Unaudited)
	As Reported	ASC 606	Adjusted
($ in millions)	December 31, 2017	Transition Adjustment	January 1, 2018
Assets
Accounts receivable, net	$819	$(32)	$787
Contract acquisition costs	$-	$87	$87
Other current assets	$64	$4	$68
Property, plant and equipment, net	$14,377	$15	$14,392
Other assets	$97	$127	$224

Liabilities and Equity
Other current liabilities	$330	$5	$335
Other liabilities	$317	$(9)	$308
Deferred income taxes	$1,139	$51	$1,190
Accumulated deficit	$(2,263)	$154	$(2,109)

The details of the significant changes are set out below.

Bundled Service and Allocation of Discounts

When customers purchase more than one service, the amount allocable to each service under ASC 606 is being determined based upon the relative stand-alone selling price of each service received.  While this change results in different allocations to each of the services, it does not change total customer revenue.

Customer Incentives

When customers purchase more than one service, the amount allocable to each service under ASC 606 is determined based upon the relative stand-alone selling price of each service received.  While this change results in different allocations to each of the services, it does not change total customer revenue. Under ASC 606, services, discounts, and other incentives offered to customers are considered separate performance obligations and a portion of consideration received from the customer over the contract will be allocated to them.  Other customer revenue is recognized when the incentives are granted to the customer and our performance obligation is satisfied. The costs for these incentives will continue to be recognized as marketing expense and included in Selling, general and administrative expenses.  Under ASC 606, cash equivalent customer incentives reduce the total contract value, which reduces revenue over the contract term, or in the case of a month-to-month contract over the expected contract term. When customer incentives issued exceed the reduction of revenue recorded over the contract term, a contract asset is generated. As part of the above transition adjustment, $40 million and $37 million of Short-term and Long-term contract assets were recorded, respectively. As of March 31, 2018, we have included $39 million of Short-term contract assets in Other current assets and $37 million of Long-term contract assets in Other assets on our consolidated balance sheet.

Upfront Fees

Under ASC 606, upfront non-refundable fees for carrier contracts that provide the customer with a material right to renew must be deferred and amortized into revenue over the typical contract term.  Previously, these were recognized as revenue when billed. When upfront fees paid by customers exceeds the revenue recognized for the satisfaction of the performance obligations, a contract liability is generated. As part of the transition adjustment above, $13 million and $9 million of Short-term and Long-term contract liabilities were recorded, respectively, for carrier upfront fees.    As of March 31, 2018, we have included $13 million of Short-term contract liabilities in Other current liabilities and $9 million of Long-term contract liabilities in Other liabilities on our consolidated balance sheet related to carrier upfront fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contract Acquisition Costs

Under ASC 606, certain costs to acquire customers must be deferred and amortized over the related contract period or expected customer life (average of 3.8 years).  For Frontier, this includes certain commissions paid to acquire new customers.  Beginning January 1, 2018, commissions attributable to new customer contracts are being deferred and amortized into expense.    Historically these acquisition costs were expensed as incurred. Frontier expects that the incremental commissions paid as a result of acquiring customers are recoverable and therefore, as part of the transition adjustment above, short-term acquisition costs of $87 million and long-term contract acquisition costs of $117 million were capitalized. For the three months ended March 31, 2018,  Frontier capitalized and deferred $33 million of costs and amortized deferred costs of $25 million to Selling, general and administrative expense. As of March 31, 2018, we have recorded short-term contract acquisition costs of $91 million and included $121 million of long-term contract acquisition costs in Other assets on our consolidated balance sheet.

Reserves and Disputes

For carrier disputes, Frontier previously recorded a reserve as a reduction of commercial revenue on a case by case basis once the carrier claim was validated by Frontier. Under ASC 606, credits issued for disputes are variable consideration and an estimate for the credits to be issued is now being recorded at the time of customer billing and the related contract liability is reflected in our Allowance for doubtful accounts (see Note 4).  Other than the transition adjustment, there was no impact to our operating results for the three months ended March 31, 2018 related to this change.

Switched Access

Under ASC 606, switched access revenue, which has been historically reflected in Other regulatory revenue, is considered revenue from a customer; therefore, will be reflected in commercial customer revenue on a prospective basis.

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities requested by them.  Historically, these amounts were reflected as offsets to the costs of construction and were recorded net in property, plant and equipment accounts.  Under ASC 606, certain CIAC amounts will now be recognized as other customer revenue.  For the three months ended March 31, 2018, we recognized $5 million in Revenue for performance obligations that were satisfied during the period.

USF Fees

Universal Service Fund Fees assessed to our customers were previously reflected in regulatory revenue.  Under ASC 606, these amounts are being included in contract value and allocated to the services which have been delivered based on relative stand-alone selling price of each service.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the impacts of adopting ASC 606 on Frontier’s consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018.

	March 31, 2018
		Impact of	Amounts Excluding
($ in millions)	As Reported	Adoption of ASC 606	adoption of ASC 606
Assets
Accounts receivable, net	$778	$32	$810
Prepaid expenses	$78	$4	$82
Contract acquisition costs	$91	$(91)	$-
Other current assets	$54	$(2)	$52
Property, plant and equipment, net	$14,321	$(24)	$14,297
Other assets	$228	$(130)	$98

Liabilities and Equity
Other current liabilities	$334	$(9)	$325
Other liabilities	$280	$10	$290
Deferred income taxes	$1,217	$(53)	$1,164
Accumulated deficit	$(2,089)	$(159)	$(2,248)

	For the three months ended March 31, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$2,199	$(6)	$2,193

Operating expenses:
Network access expenses	372	(3)	369
Network related expenses	483	-	483
Selling, general and administrative expenses	469	4	473
Other operating expenses	509	-	509
Total operating expenses	1,833	1	1,834

Operating income	$366	$(7)	$359

The impact of adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of comprehensive income, and the consolidated statement of cash flows were not material for the three months ended March 31, 2018.

We categorize our products, services and other revenues into the following categories:

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

Other customer revenue includes switched access revenue,  sales of customer premise equipment to our business customers, rents collected for collocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

The following table provides a summary of revenues, by category. Because of limited comparability for historical periods, we have reflected the current period under both an ASC 606 basis as well as the historical ASC 605 basis.

	For the three months ended March 31,
	2018

		Impact	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Data and Internet services	$985	$(43)	$942	$993
Voice services	702	(32)	670	751
Video services	280	29	309	347
Other	135	(50)	85	68
Revenue from contracts
with customers	2,102	(96)	2,006	2,159
Subsidy and other regulatory revenue	97	90	187	197
Total revenue	$2,199	$(6)	$2,193	$2,356

	For the three months ended March 31,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Consumer	$1,128	$(39)	$1,089	$1,164
Commercial	974	(57)	917	995
Revenue from contracts
with customers	2,102	(96)	2,006	2,159
Subsidy and other regulatory revenue	97	90	187	197
Total revenue	$2,199	$(6)	$2,193	$2,356

Frontier satisfies its obligations to customers by transferring goods and services in exchange for consideration received from the customer. The timing of Frontier’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Frontier recognizes a contract asset or liability when the Company transfers goods or services to a customer and bills an amount which differs from the revenue allocated to the related performance obligations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The opening and closing balances of Frontier’s contract asset, contract liability, receivables, and advanced billings balances for the three months ended March 31, 2018 are as follows:

($ in millions)	January 1, 2018	March 31, 2018	Increase/Decrease

Contract Assets:
Short-term contract assets	$40	$39	$(1)
Long-term contract assets	$37	$37	$-

Contract Liabilities:
Short-term contract liabilities	$41	$47	$6
Long-term contract liabilities	$19	$19	$-

Receivables	$787	$778	$(9)

Advanced billings	$270	$271	$1

The activity in contract assets included our recognition of reductions to revenue related to discounts and other customer incentives of $11 million and contract assets generated by issuance of new discounts and customer incentives to customers of $10 million.

The increase in contract liabilities was driven primarily by the deferral of revenue for $29 million exceeding the $24 million of revenue recognized for the satisfaction of the performance obligations related to the deferred revenue.

Short-term contract assets, Long-term contract assets, Short-term contract liabilities, and Long-term contract liabilities are included in other current assets, other assets, other current liabilities, and other liabilities, respectively, on our consolidated balance sheet.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

($ in millions)	Revenue from contracts with customers
2018 (remaining nine months)	$3,276
2019	2,202
2020	669
2021	316
2022	196
Thereafter	256
Total	$6,915

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)   Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2018	December 31, 2017

Retail and wholesale	$787	$801
Other	90	87
Less: Allowance for doubtful accounts	(99)	(69)
Accounts receivable, net	$778	$819

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. A transition adjustment of $32 million was recorded for the impact of ASC 606 to the Allowance for doubtful accounts as of January 1, 2018 to reflect the cumulative impact of this change on prior periods.

Bad debt expense, which is recorded as a reduction to revenue,  is as follows:

	For the three months ended March 31,
($ in millions)	2018	2017

Bad debt expense	$19	$32

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2018	December 31, 2017

Property, plant and equipment	$26,786	$26,496
Less: Accumulated depreciation	(12,465)	(12,119)
Property, plant and equipment, net	$14,321	$14,377

In 2018, we sold certain properties subject to leaseback, generating $10 million in net proceeds.  For these properties, we have deferred $9 million in related gains that will be amortized over the related lease terms of two years.

For the three months ended March 31, 2018, amortization of deferred gains for properties sold in 2017 and 2018 totaled $8 million, which are included in “Selling, general and administrative expenses” on our consolidated statement of operations. We have a  remaining deferred gain balance of $44 million, which is included in “Other current liabilities.”

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2018	2017

Depreciation expense	$345	$376

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

(6)  Goodwill and Other Intangibles:

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. Accumulated goodwill impairment charges were $2,788 million as of March 31, 2018 and December 31, 2017. During the first quarter of 2018, Frontier has not identified any trigger events that would indicate impairment of goodwill, or any other intangible assets.

The components of other intangibles are as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(3,450)	$1,738	$5,188	$(3,294)	$1,894
Trade name	122	-	122	122	-	122
Royalty agreement	72	(29)	43	72	(25)	47
Total other intangibles	$5,382	$(3,479)	$1,903	$5,382	$(3,319)	$2,063

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2018	2017

Amortization expense	$160	$203

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)  Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2018 and December 31, 2017. For the other financial instruments including cash, accounts receivable, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2018		December 31, 2017

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,470	$13,522	$16,970	$13,994

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8) Long-Term Debt:

      The activity in our long-term debt from January 1, 2018 through March 31, 2018 is summarized as follows:

		Three months ended March 31, 2018

($ in millions)	January 1, 2018	Payments and Retirements	New Borrowings	March 31, 2018	Interest Rate at March 31, 2018*

Secured debt issued by Frontier	$3,511	$(41)	$1,600	$5,070	6.64%
Unsecured debt issued by Frontier	13,495	(1,651)	-	11,844	9.51%
Secured debt issued by subsidiaries	107	-	-	107	8.35%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,863	$(1,692)	$1,600	$17,771	8.57%

Less: Debt Issuance Costs	(183)			(188)
Less: Debt Premium/(Discount)	(54)			(53)
Less: Current Portion	(656)			(1,060)
	$16,970			$16,470

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at March 31, 2018 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/24/2019 (1)	$236	6.255% (Variable)	$245	5.445% (Variable)
Term loan due 3/31/2021 (2)	1,463	4.630% (Variable)	1,483	4.320% (Variable)
Term loan due 10/12/2021(3)	268	6.255% (Variable)	276	5.445% (Variable)
Term loan due 6/15/2024 (4)	1,489	5.630% (Variable)	1,492	5.320% (Variable)
Second lien notes due 4/1/2026	1,600	8.500%	-
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	1	0.000%	2	0.000%
Total secured debt issued by Frontier	5,070		3,511

Unsecured debt issued by Frontier
Senior notes due 10/1/2018	491	8.125%	491	8.125%
Senior notes due 3/15/2019	404	7.125%	404	7.125%
Senior notes due 4/15/2020	172	8.500%	619	8.500%
Senior notes due 9/15/2020	55	8.875%	303	8.875%
Senior notes due 7/1/2021	89	9.250%	490	9.250%
Senior notes due 9/15/2021	220	6.250%	775	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	11,844		13,495

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	7	6.152%	7	6.152%
Total secured debt issued by subsidiaries	107		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,771	8.3%(5)	$17,863	8.1%(5)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

New Notes Issuances

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes. The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Newco West Holdings LLC. The Second Lien Notes bear interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018.

Debt Reductions

During the three months ended March 31, 2018, Frontier used cash on hand for the scheduled retirement of $41 million contractual payments of principal indebtedness. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020,  $249 million 8.875% senior notes due 2020, $555 million of 6.250% due 2021, and $400 million of 9.250% senior notes due 2021. During the first three months of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Term Loans and Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1 (as so amended, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million undrawn secured revolving credit facility maturing on February 27, 2022 (the Revolver), and $1,500 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024.  The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A as of March 31, 2018 was LIBOR plus 2.75%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of March 31, 2018, the company had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $62 million).

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

On March 29, 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of March 31, 2018 was LIBOR plus 4.375%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement.

On January 25, 2018 Frontier further amended its credit agreements with JP Morgan Chase and CoBank. The amendments, among other things, expanded the security package to include the interests of certain subsidiaries previously not pledged and replaced the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

As of March 31, 2018, we were in compliance with all of our indenture and credit facility covenants.

Our scheduled principal payments are as follows as of March 31, 2018:

Principal
($ in millions)	Payments

2018 (remaining nine months)	$614
2019	$804
2020	$436
2021	$1,603
2022	$2,703
2023	$866
Thereafter	$10,745

(9)   Restructuring Costs and Other Charges

As of March 31, 2018, restructuring related liabilities of $9 million pertaining to employee separation charges were included in “Other current liabilities” in our consolidated balance sheet.

Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $4 million and $12 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the three months ended March 31, 2018 and 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the changes in the liabilities established for restructuring programs at March 31, 2018:

($ in millions)

Balance, January 1, 2018	$25
Severance costs	4
Cash payments during the period	(20)
Balance, March 31, 2018	$9

(10) Investment and Other Income

The following is a summary of the components of Investment and Other Income for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,

($ in millions)	2018	2017

Interest and dividend income	$2	$3
Pension and OPEB costs	5	(3)
All other, net	1	-
Total investment and other income, net	$8	$-

(11) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2018	2017

Consolidated tax provision at federal statutory rate	21.0%	35.0%
State income tax provisions, net of federal income
tax benefit	7.2	0.2
Remeasurement of certain deferred tax balances	(11.9)	-
Tax reserve adjustment	1.2	(0.6)
Changes in certain deferred tax balances	14.2	-
Shared-based payments	10.6	(1.8)
Federal research and development tax credit	(2.0)	0.9
All other, net	0.8	0.5
Effective tax rate	41.1%	34.2%

Under ASC 605, income tax expense would have been $2 million lower for the three months ended March 31, 2018, as a result of changes in pre-tax income as discussed in Note 3.

Amounts pertaining to income tax related accounts of $0 million and $2 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

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

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended
	March 31,

($ in millions and shares in thousands, except per share amounts)	2018	2017

Net loss used for basic and diluted loss
per share:
Net loss attributable to Frontier common shareholders	$(33)	$(129)
Less: Dividends paid on unvested restricted stock awards	-	(1)
Total basic net loss
attributable to Frontier common shareholders	$(33)	$(130)
Effect of loss related to dilutive stock units	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(33)	$(130)

Basic and diluted loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic and diluted	78,861	78,244
Less: Weighted average unvested restricted stock awards	(1,445)	(653)
Total weighted average shares outstanding - basic and diluted	77,416	77,591

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.44)	$(1.67)

In calculating diluted net loss per common share for the three months ended March 31, 2018 and 2017, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three months ended March 31, 2018 and 2017,  previously granted options to purchase 1,334 and 2,667 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At March 31, 2018 and 2017, we had 244,337 and 139,666 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan),  the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the three months ended March 31, 2018 and 2017 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 and $(2) million for the three months ended March 31, 2018 and 2017, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of March 31, 2018 and 2017, as their impact was antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13)  Stock Plans:

All share and per share amounts in the tables below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. See Note 1 – Summary of Significant Accounting Policies for additional details.

At March 31, 2018, we had seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At March 31, 2018, there were approximately 5,667,000 shares authorized for grant and approximately 2,270,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP,  the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

On February 14, 2018, the Compensation Committee of our Board of Directors granted approximately 284,000 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2017, which applies to the first year in the 2017-2019 measurement period, the second year of the 2016-2018 measurement period and the third year of the 2015-2017 measurement period.

The following summary presents information regarding LTIP target performance shares as of March 31, 2018 and changes during the three months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2018	306
LTIP target performance shares granted, net	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(8)
Balance at March 31, 2018	564

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the three months ended March 31, 2018 and 2017, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $1 million and $(1) million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2018 and changes during the three months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2018	633	$58.63	$4
Restricted stock granted	1,897	$8.23	$14
Restricted stock vested	(219)	$66.41	$(2)
Restricted stock forfeited	(39)	$57.87
Balance at March 31, 2018	2,272	$15.80	$17

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant, for shares granted prior to May 10, 2017. Beginning on May 10, 2017, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2018 was $43 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

Shares of restricted stock granted during the first three months of 2017 totaled 431,000. The total fair value of shares of restricted stock granted and vested at March 31, 2017 was approximately $14  million. The total fair value of unvested restricted stock at March 31, 2017 was $24  million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2017 was $49.95 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $3 million and $4 million for each of the three month periods ended March 31, 2018 and 2017, respectively, has been recorded in connection with these grants.

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

The components of accumulated other comprehensive loss, net of tax at March 31, 2018 and 2017, and changes for the three months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (a)	$(345)	$(21)	$(366)
Other comprehensive income (loss) before reclassifications	(4)	-	(4)
Amounts reclassified from accumulated other comprehensive loss to net loss	4	(1)	3
Net current-period other comprehensive income (loss)	-	(1)	(1)
Balance at March 31, 2018 (a)	$(345)	$(22)	$(367)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2017 (a)	$(403)	$16	$(387)
Other comprehensive income (loss) before reclassifications	30	-	30
Amounts reclassified from accumulated other comprehensive loss to net loss	32	(1)	31
Net current-period other comprehensive income (loss)	62	(1)	61
Balance at March 31, 2017 (a)	$(341)	$15	$(326)

(a)

Pension and OPEB amounts are net of deferred tax balances of $223 million and $231 million as of January 1, 2018 and 2017, respectively and $218 million and $195 million as of March 31, 2018 and 2017, respectively.

As a result of pension settlement accounting, the Frontier Communications Pension Plan (the Pension Plan) was remeasured as of March 31, 2017.  For the three months ended March 31, 2017,  Frontier recorded a net loss on remeasurement of $48 million to Other comprehensive income (loss). Additionally, during this period Frontier recorded pension settlement charges totaling $43 million to Other comprehensive income (loss). Refer to Note 15 for details about the settlement accounting.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
($ in millions)
Details about Accumulated Other	For the three months ended March 31,		Affected Line Item in the Statement Where
Comprehensive Loss Components	2018	2017	Net Income (Loss) is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(7)	$(8)
Pension settlement costs	-	(43)
	(7)	(51)	Income (loss) before income taxes
Tax impact	3	19	Income tax (expense) benefit
	$(4)	$(32)	Net income (loss)

Amortization of OPEB Cost Items (b)
Prior-service costs	$2	$2
Actuarial gains (losses)	(1)	-
	1	2	Income (loss) before income taxes
Tax impact	-	(1)	Income tax (expense) benefit
	$1	$1	Net income (loss)

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15) Retirement Plans:

The following tables provide the components of total benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

($ in millions)	2018	2017

Components of total pension benefit cost
Service cost	$24	$25
Interest cost on projected benefit obligation	30	34
Expected return on plan assets	(50)	(48)
Amortization of unrecognized loss	7	8
Net periodic pension benefit cost	$11	$19
Pension settlement costs	-	43
Total pension benefit cost	$11	$62

	Postretirement Benefits
	For the three months ended
	March 31,

($ in millions)	2018	2017

Components of net periodic postretirement benefit cost
Service cost	$5	$5
Interest cost on projected benefit obligation	9	10
Amortization of prior service cost/(credit)	(2)	(2)
Amortization of unrecognized (gain) loss	1	-
Net periodic postretirement benefit cost	$13	$13

During the first three months of 2018 and 2017, we capitalized $7  million and $7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

The Pension Plan contains provisions that provide certain employees with the option of receiving a  lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three months ended March 31, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $255 million, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized a non-cash settlement charge of $43 million during the first quarter of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. As a result of the recognition of the settlement charges in the first three months of 2017, the net pension plan liability was remeasured as of March 31, 2017 to be $655 million, as compared to the $699 million measured and recorded at December 31, 2016. Frontier did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.

Our Pension Plan assets decreased from  $2,674 million at December 31, 2017 to $2,558 million at March 31, 2018, a decrease of $116 million, or  4%. This decrease was a result of benefit payments of $102 million and negative investment returns of $45 million, net of investment management and administrative fees, partially offset by contributions of $31 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)  Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term in 2020, we would be required to return a portion of the funds previously received. Frontier’s frozen high-cost phasedown support is expected to be $6 million in 2018.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties have appealed the Order, which is pending in the 8th Circuit. Frontier cannot predict the extent to which these regulatory changes will affect revenues at this time.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint is brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint seeks, among other things, damages and equitable and injunctive relief. We dispute the allegations in the complaint described above and intend to vigorously defend against such claims. Given that this matter is in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition, we are party to various other legal proceedings (including individual, class and putative class actions as well as governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" related to future events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "may," “will,” "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•	competition from cable, wireless and wireline carriers, satellite, and OTT companies, and the risk that we will not respond on a timely or profitable basis;

•

our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

•	our ability to implement organizational structure changes successfully;

•	risks related to the operation of our properties and our ability to retain or attract new customers;

•	our ability to realize anticipated cost savings and meet commitments made in connection with the Verizon acquisition;

•	reductions in revenue from our voice customers that we cannot offset with increases in revenue from broadband and video subscribers and sales of other products and services;

•	our ability to maintain relationships with customers, employees or suppliers;

•

the effects of governmental legislation and regulation on our business, such as action on net neutrality, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

•	the impact of regulatory, investigative and legal proceedings and legal compliance risks;

•	government infrastructure projects (such as highway construction) that impact our capital expenditures;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to meet our remaining CAF II funding obligations on a timely basis and that we could be subject to penalties or obligations to return certain CAF II funds;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	our ability to effectively manage service quality in our territories and meet mandated service quality metrics;

•	our ability to successfully introduce new product offerings;

•	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets;

•	our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•	the effects of changes in both general and local economic conditions in the markets that we serve;

•	the effects of increased medical expenses and pension and postemployment expenses;

•	the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us;

•	our ability to successfully renegotiate union contracts;

•

changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to our pension plans;

•	adverse changes in the credit markets;

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the availability and cost of financing in the credit markets;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility as well as our ability to access the capital markets in the future;

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of severe weather events or other natural or man-made disasters, which has, and may in the future, increase our operating and capital expenses or adversely impact customer revenue;

•	the impact of potential information technology or data security breaches or other disruptions; and

•	the risks and other factors contained in our other filings with the SEC.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.3 million customers, 3.9 million broadband subscribers and 22,100 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2017 and 2018 operating results.  The table below reflects the results for the three months ended March 31, 2018 under the historical method of accounting as well as under ASC 606.  The significant adjustments have been broken out and a brief explanation for each provided.  See Notes to the Consolidated Financial Statements for additional details.

	For the three months ended March 31, 2018
	Amounts			Switched
	excluding	Discounts		access		As reported
	adoption of	and	Upfront	and USF		under
($ in millions)	ASC606	incentives	fees	Fees	Other	ASC606

Revenue:
Data and Internet services	$942	$23	$16	$4	$-	$985
Voice services	670	(14)	(3)	51	(2)	702
Video services	309	(20)	(10)	1	-	280
Other	85	10	(1)	34	7	135
Revenue from contracts
with customers	2,006	(1)	2	90	5	2,102
Subsidy and other
regulatory revenue	187	-	(1)	(90)	1	97
Total revenue	$2,193	$(1)	$1	$-	$6	$2,199

Operating Expenses:
Network access expenses	$369	$4	$-	$-	$(1)	$372
Network related expenses	483	-	-	-	-	483
Selling, general and
administrative expenses	473	-	3	-	(7)	469
Depreciation and
amortization	505	-	-	-	-	505
Restructuring costs and
other charges	4	-	-	-	-	4
Total operating expenses	$1,834	$4	$3	$-	$(8)	$1,833

Operating income	359	(5)	(2)	-	14	366

Customer Revenue:
Consumer	$1,089	$9	$-	$29	$1	$1,128
Commercial	917	(10)	2	61	4	974
Revenue from contracts
with customers	$2,006	$(1)	$2	$90	$5	$2,102

Average monthly consumer
revenue per customer	$83.26					$86.21

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Discounts and Incentives

When customers purchase more than one service, the amount allocable to each service under ASC 606 is determined based upon the relative stand-alone selling price of each service received.  While this change results in different allocations to each of the services, it does not change total customer revenue.  Customer incentives (i.e., goods and or services offered for free) are considered separate performance obligations under ASC 606 and a portion of consideration received from the customer over the contract will be allocated to them.  Other customer revenue is recognized when the incentives are granted to the customer and our performance obligation is satisfied.  The costs for these incentives will continue to be recognized as marketing expense and included in Selling, general and administrative expenses.

Upfront Fees

Under ASC 606, upfront non-refundable customer fees that provide the customer with a material right to renew must be deferred and amortized into revenue over the typical contract term.  For our carrier customers, these were previously recognized as revenue when billed.

Switched Access and USF Fees

Under ASC 606, switched access revenue, which has been historically reflected in Other regulatory revenue, is considered revenue from a customer; therefore, will be reflected in commercial customer revenue on a prospective basis.   Universal Service Fund Fee assessed to our customers were previously reflected in regulatory revenue.  Under ASC606, these amounts are being included in contract value and allocated to the services which have been delivered based on relative stand-alone selling price of each service.

The sections below include tables that present customer counts, average monthly consumer revenue per customer (ARPC) and consumer customer churn, which we define as the average of the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month.

Management believes that consumer customer counts and average monthly revenue per customer are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting all our customers’ communications needs.

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)	Results of Operations

CUSTOMER RELATED METRICS

Because of the limited comparability between ASC 606 results and historical results, the comparative analysis that follows is based upon the historical comparative results assuming ASC 606 was not implemented, unless otherwise noted.

	As of or for the three months ended
	March 31, 2018		December 31, 2017	% Increase (Decrease)	March 31, 2017		% Increase (Decrease)

Customers (in thousands)	4,765		4,850	(2)%	5,220		(9)%

Consumer customer metrics
Customers (in thousands)	4,324		4,397	(2)%	4,736		(9)%
Net customer additions/(losses)	(74)		(89)	(17)%	(155)		(52)%
Average monthly consumer
revenue per customer	$83.26	(2)	$81.61	2%	$80.62		3%
Customer monthly churn	1.94%		1.98%	(2)%	2.37%		(18)%

Commercial customer metrics
Customers (in thousands)	441		453	(3)%	484		(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,895		3,938	(1)%	4,164		(6)%
Net subscriber additions/(losses)	(43)		(63)	(32)%	(107)		(60)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	934		961	(3)%	1,065		(12)%
Net subscriber additions/(losses)	(28)		(20)	40%	(80)		(65)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	227		235	(3)%	266		(15)%
Net subscriber additions/(losses)	(8)		(9)	(11)%	(8)		-%

Employees	22,081		22,736	(3)%	26,878	(1)	(18)%

(1)	At March 31, 2017, we had approximately 1,900 employees in our Frontier Secure Strategic Partnerships business, which was sold in May 2017.

(2)	The Consumer ARPC included in the table above represents our Consumer ARPC under ASC 605. ARPC after implementing the changes for ASC 606 is $86.21.

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of March 31, 2018,  65% of our consumer broadband customers were subscribed to at least one other service offering.

We had approximately 4.3 million and 4.7 million total consumer customers as of March 31, 2018 and 2017, respectively. Our consumer customer churn was 1.94% for the three months ended March 31, 2018 compared to 2.37% for the first quarter of 2017 and 1.98% for the fourth quarter of 2017,  respectively. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $2.64, or 3%, to $83.26 during the first quarter of 2018 compared to the prior year period.  The overall increase in consumer ARPC is a result of residential and broadband initiatives that were implemented during the fourth quarter of 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We had approximately 441,000 and 484,000 total commercial customers as of March 31, 2018 and 2017, respectively. We lost approximately 12,000 commercial customers during the three months ended March 31, 2018 compared to a loss of 18,000 customers for the three months ended March 31, 2017 and a loss of 10,000 customers for the three months ended December 31, 2017. Frontier expects the declines in voice services revenue and wireless backhaul revenues from commercial customers to continue for the remainder of 2018. Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 12% during the first quarter of 2018, compared to the prior year period, and grown by 1% compared to the fourth quarter of 2017.

We had approximately 3,895,000 and 4,164,000 broadband subscribers as of March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, we lost approximately 43,000 net broadband subscribers compared to a loss of 63,000 and a loss of 107,000 for the three months ended December 31, 2017 and March 31, 2017, respectively.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets.  For the three months ended March 31, 2018, we lost approximately 36,000 net video subscribers across all markets. At March 31, 2018, we had 934,000 linear video subscribers that are served with FiOS® or Vantage video service. In addition to our linear video subscribers, we have approximately 227,000 DISH® satellite video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended March 31,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Data and Internet services	$985	$(43)	$942	$993	(1)	$(51)	(5)%
Voice services	702	(32)	670	751		(81)	(11)%
Video services	280	29	309	347		(38)	(11)%
Other	135	(50)	85	68		17	25%
Revenue from contracts
with customers	2,102	(96)	2,006	2,159	(1)	(153)	(7)%
Subsidy and other
regulatory revenue	97	90	187	197		(10)	(5)%
Total revenue	$2,199	$(6)	$2,193	$2,356	(1)	$(163)	(7)%

	For the three months ended March 31,
						$ Increase	% Increase
	2018			2017		(Decrease)	(Decrease)

Consumer	$1,128	$(39)	$1,089	$1,164		$(75)	(6)%
Commercial	974	(57)	917	995	(1)	(78)	(8)%
Revenue from contracts
with customers	2,102	(96)	2,006	2,159	(1)	(153)	(7)%
Subsidy and other
regulatory revenue	97	90	187	197		(10)	(5)%
Total revenue	$2,199	$(6)	$2,193	$2,356	(1)	$(163)	(7)%

(1)	Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $25 million for the three months ended March 31, 2017.

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decrease of $163 million in consolidated total revenue was primarily due to decreased voice and data and Internet services revenues driven by a decline in customers.

The decrease in consolidated customer revenue of $153 million consisted of decreases of $75 million and $78 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consumer customer revenue was primarily due to decreases in voice, data and internet, and video services revenue. We have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes, a trend we expect to continue. The decrease in consolidated commercial customer revenue was primarily driven by decreases in our voice services revenue and nonswitched revenue, including wireless backhaul revenue and a decrease in revenue from our Frontier Secure Strategic Partnerships business.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decrease in Subsidy and other regulatory revenue of $10 million was primarily driven by a  decrease in switched access minutes of use.

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

The decrease in Consolidated Data and internet services revenue consisted of decreases of $32 million and $19 million for consolidated data services and consolidated nonswitched access services, respectively. The decrease in consolidated data revenue was primarily driven by a decrease in revenue from the Frontier Secure Strategic Partnerships business. The decrease in consolidated nonswitched access revenues was primarily driven by a decrease in billing related to wireless backhaul as well as a  decrease to churn along with our carrier customers moving to the lower priced Ethernet.

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease in voice services revenue was primarily driven by the continued loss of voice customers and decreases in long-distance revenue among those customers that do not have a bundled long-distance plan.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decrease in video services revenue was primarily driven by a decrease in the total number of video subscribers.

Other

Other customer revenue includes switched access revenue and sales of customer premise equipment to our business customers and directory services. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

As noted above, as part of our adoption of ASC 606, switched access was reclassified from switched access and subsidy revenue to other customer revenue on our consolidated statement of operations. Prior period results have not been adjusted to reflect this change.

The increase in other revenue was primarily driven by a  decrease in uncollectible revenue and an increase in sales of customer premise equipment, slightly offset by a decrease in directory services.

Subsidy and other regulatory

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

As noted above, as part of our adoption of ASC 606, switched access was reclassified from switched access and subsidy revenue to other customer revenue on our consolidated statement of operations. Prior period results have not been adjusted to reflect this change.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decrease in Subsidy and other regulatory revenue was driven by decreased switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC606	of 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$372	$(3)	$369	$411	$(42)	(10)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decrease in network access expenses was primarily driven by lower video content costs as a result of a decline in video customers, combined with lower Customer Premise Equipment (CPE) costs.

NETWORK RELATED EXPENSES

	For the three months ended March 31,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Network related expenses	$483	$-	$483	$493	(1)	$(10)	(2)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $1 million of Network related expenses as non-operating expense for the three months ended March 31, 2017.

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses was primarily driven by decreased compensation costs related to lower employee headcount and certain benefits, including incentive compensation, pension and OPEB expense (as discussed below), offset by an increase in outside services due to a West Virginia work stoppage and a decrease in capitalized expense.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,
	2018
	As		Amounts
	reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Selling, general and
administrative expenses	$469	$4	$473	$542	(1)	$(69)	(13)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $2 million of Selling, general and administrative expenses as non-operating expense for the three months ended March 31, 2017.

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, bad debt expense, and other administrative expenses.

The decrease in SG&A expenses primarily related to decreased employee headcount, lower incentive compensation costs, certain benefits decreasing, including pension and OPEB expense (as discussed below), reduced marketing costs, and lower information technology and other outside services costs.

Pension and OPEB costs

Frontier allocates pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding pension settlement costs, for the three months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31,
($ in millions)	2018	2017

Total pension/OPEB
expense	$29	$30	(1)
Less: costs capitalized into
capital expenditures	(7)	(7)
Net pension/OPEB costs	$22	$23	(1)

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $3 million of net operating expenses as non-operating expense for the three months ended March 31, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)
Depreciation expense	$345	$376	$(31)	(8)%
Amortization expense	160	203	(43)	(21)%
Depreciation and
Amortization expense	$505	$579	$(74)	(13)%

The decrease in depreciation expense was primarily driven by the changes in the remaining lives of certain plant assets and lower net asset bases.

The decrease in amortization expense was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended March 31,

			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$2	$(2)	(100)%

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

We invested $1 million in capital expenditures related to the 2016 acquisition of properties in California, Texas, and Florida with Verizon (CTF Acquisition) during the three months ended March 31, 2017.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended March 31,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$4	$12	$(8)	(67)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans.

Restructuring costs and other charges decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a reduction in the number of severed employees during the period.

OTHER NON-OPERATING INCOME AND EXPENSE

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	For the three months ended March 31,			$ Increase	% Increase
($ in millions)	2018	2017		(Decrease)	(Decrease)

Investment and other income, net	$8	$-	(1)	$8	100%
Pension settlement costs	$-	$43	(1)	$(43)	(100)%
Gain on extinguishment of debt	$33	$-		$33	100%
Interest expense	$374	$388		$(14)	(4)%
Income tax (benefit) expense	$13	$(39)		$52	133%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $3 million of net operating expenses as non-operating expense for the three months ended March 31, 2017. Additional pension settlement costs of $43 million for the three months ended March 31, 2017, were reclassified from operating expense to non-operating expense.

Investment and other income, net

Investment and other income, net for the three months ended March 31, 2018 included interest income of $2 million and non-operating pension and OPEB income of $5 million.

Pension settlement costs

Frontier recognized a non-cash settlement charge of $43 million during the first quarter of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. No charge was recognized during the first quarter of 2018.

Gain on Extinguishment of Debt

During the three months ended March 31, 2018, Frontier recorded a gain on early extinguishment of debt of $33 million, driven by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Interest expense

Interest expense for the three months ended March 31, 2018 decreased $14 million, or 4%, as compared to the three months ended March 31, 2017.  Our composite average borrowing rate as of March 31, 2018 and 2017 was 8.57% and 8.62%, respectively.

Income tax expense (benefit)

Income tax expense (benefit) for the three months ended March 31, 2018 reversed from a benefit in the first quarter of 2017 to expense in the first quarter of 2018 due to a net loss recognized in the first quarter of 2017 versus a net income recognized in the first quarter of 2018. The effective tax rate on our pretax income for the three months ended March 31, 2018 was 41.1% as compared with 34.2% for the pretax loss for the three months ended March 31, 2017.

Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for the first quarter of 2018 was $33 million, or $(0.44) per share, as compared to a net loss of $129 million, or $(1.67) per share, in the first quarter of 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of March 31, 2018, we had cash and cash equivalents aggregating $201 million. Our primary source of funds during the three months ended March 31, 2018 was cash on hand, cash generated from operations, and cash received from issuance of our Second Lien Notes. For the three months ended March 31, 2018, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures, dividends and debt repayments.

At March 31, 2018, we had a working capital deficit of $1,457 million, including $1,060 million of long-term debt due within one year, as compared to a working capital deficit of $1,185 million at December 31, 2017. The increase in the working capital deficit is primarily due to an increase in long term debt due within one year of $404 million, partially offset by a reduction in accrued interest of $234 million.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased $49 million to $251 million for the three months ended March 31, 2018 as compared with the prior year period. The decrease was primarily the result of a decrease in depreciation expense from the prior year, partially offset by favorable changes in working capital.

We received $3 million in cash tax refunds during the three months ended March 31, 2017.

Cash Flows used by Investing Activities

Capital Expenditures

For the three months ended March 31, 2018 and 2017, our capital expenditures were $297 million and $316 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows used by Financing Activities

New Notes Issuances

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). For additional information on the Second Lien Notes, see Note 8 to the Consolidated Financial Statements included in Part I of this report. For information on the use of proceeds from the offering of the Second Lien Notes, see “Debt Reduction” below.

Debt Reduction

During the three months ended March 31, 2018, Frontier used cash on hand for the scheduled retirement of $41 million contractual payments of principal indebtedness. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020, $249 million 8.875% senior notes due 2020, $555 million of 6.250% due 2021, and $400 million of 9.250% senior notes due 2021. During the first three months of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, by exercising rights to call or in privately negotiated transactions. We may also refinance existing debt or exchange existing debt for newly issued debt obligations.

Capital Resources

Our primary source of cash is cash flows from operations. We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes, pay dividends to our preferred shareholders, and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of March 31, 2018, we had $614 million of debt maturing during the last nine months of 2018; $804 million and $436 million of debt will mature in 2019 and 2020, respectively.

Term Loan and Revolving Credit Facilities

In 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1 (as so amended, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million undrawn secured revolving credit facility maturing on February 27, 2022 (the Revolver), and $1,500 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024. The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of March 31, 2018, the company had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $62 million).

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

In 2017, Frontier amended the 2014 and 2016 CoBank Credit Agreements. The amendments provide that interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of March 31, 2018 was LIBOR plus 4.375%. In addition, the amendments provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the February 2017 amendment and restatement of the August 2015 JPM credit agreement.

In January 2018, Frontier further amended its credit agreements with JP Morgan Chase and CoBank. The amendments, among other things, expanded the security package to include the interests of certain subsidiaries previously not pledged and replaced the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the revolver up to a maximum of $134 million. As of March 31, 2018, $74 million and $62 million of undrawn Standby Letters of Credit had been issued under the LC Agreements and revolver respectively. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Amendment.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Covenants

The terms and conditions contained in our indentures, the CoBank Credit Agreements, and the JPM Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries, restrictions on asset sales and transfers, mergers and other changes in corporate control and restrictions on dividends and distributions, each subject to important qualifications and exceptions.

As of March 31, 2018, we were in compliance with all of our indenture and credit facility covenants.

Preferred Dividends

Holders of our Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $53 million were paid during the three months ended March 31, 2018. We intend to pay regular quarterly dividends on our preferred stock until their automatic conversion date. Each share of Series A Preferred Stock will automatically convert into common stock on June 29, 2018, unless converted earlier.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Commitments

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support through 2020, including $49 million in annual support related to the properties acquired in the CTF Acquisition, to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across some of the 29 states where we operate.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Developments

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program. The intent of these offers is to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. Frontier accepted the CAF Phase II offer in 29 states, which provides for $332 million in annual support through 2020 and a commitment to make broadband available to approximately 774,000 households. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier has received. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Frontier’s frozen high-cost phasedown support is expected to be $6 million in 2018.

On February 1, 2018, the FCC issued a Public Notice establishing the process for the Connect America Fund Phase II auction. The Phase II auction will award up to $198 million annually for 10 years to service providers that commit to offer voice and broadband services to fixed locations in unserved high-cost areas; the auction will also account for other service elements such as the minimum data speed provided and data usage allowances. The auction will begin in July 2018.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties have appealed the Order, which is pending in the 8th Circuit. Frontier cannot predict the extent to which these regulatory changes will affect revenues at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2018,  81% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2018. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only $3,456 million of our outstanding borrowings at March 31, 2018 have floating interest rates. Our undrawn $850 million revolving credit facility has interest rates that float with the LIBO Rate, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2018, the fair value of our long-term debt was estimated to be approximately $13.5 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.57% and our overall weighted average maturity was approximately six years. As of March 31, 2018, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2017.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2018 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,674 million at December 31, 2017 to $2,558 million at March 31, 2018, a decrease of $116 million, or 4%. This decrease was a result of benefit payments of $102 million and negative investment returns of $45 million, net of investment management and administrative fees,  partially offset by contributions of $31 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2018, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures.  Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.    Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint is brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint seeks, among other things, damages and equitable and injunctive relief. We dispute the allegations in the complaint described above and intend to vigorously defend against such claims. Given that this matter is in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition, we are party to various other legal proceedings (including individual, class and putative class actions as well as governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part 1,  Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

PART II. OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2018 to January 31, 2018
Employee Transactions (1)	146	$7.11

February 1, 2018 to February 28, 2018
Employee Transactions (1)	85,749	$8.30

March 1, 2018 to March 31, 2018
Employee Transactions (1)	24	$7.48

Totals January 1, 2018 to March 31, 2018
Employee Transactions (1)	85,919	$8.30

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
4.1

Indenture, dated as of March 19, 2018, by and among, Frontier Communications Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent, with respect to the 8.500% Second Lien Secured Notes due 2026.

	4.2	Form of 8.500% Second Lien Secured Note due 2026 (included in Exhibit 4.1).
4.3

Fourth Supplemental Indenture, dated as of March 20, 2018, to the Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to the 8.875% Senior Notes due 2020 (filed as Exhibit 4.3 to Frontier’s Current Report on Form 8-K filed on March 21, 2018).*

10.1

Amendment No. 2, dated as of January 25, 2018, to the First Amended and Restated Credit Agreement, dated as of February 27, 2017, among Frontier Communications Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on January 25, 2018).*

10.2

Fifth Amendment, dated as of January 25, 2018, to the Credit Agreement, dated as of June 2, 2014, among Frontier Communications Corporation, CoBank, ACB, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on January 25, 2018).*

10.3

Second Amendment, dated as of January 25, 2018, to the Credit Agreement, dated as of October 12, 2016, among Frontier Communications Corporation, CoBank, ACB, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on January 25, 2018).*

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

Date: May 3, 2018