Form 10-Q
period 2018-06-30
FRONTIER COMMUNICATIONS CORP
filed 2018-08-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes  ☐        No   ☒

The number of shares outstanding of the registrant’s Common Stock as of July 27, 2018 was 105,810,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$384	$362
Accounts receivable, less allowances of $102 and $69, respectively	751	819
Contract acquisition costs	97	-
Prepaid expenses	90	78
Income taxes and other current assets	106	64
Total current assets	1,428	1,323

Property, plant and equipment, net	14,282	14,377
Goodwill	7,024	7,024
Other intangibles, net	1,760	2,063
Other assets	236	97
Total assets	$24,730	$24,884

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$1,228	$656
Accounts payable	513	564
Advanced billings	265	270
Accrued content costs	88	102
Accrued other taxes	159	156
Accrued interest	387	401
Pension and other postretirement benefits	29	29
Other current liabilities	387	330
Total current liabilities	3,056	2,508

Deferred income taxes	1,219	1,139
Pension and other postretirement benefits	1,571	1,676
Other liabilities	274	317
Long-term debt	16,209	16,970

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 0 and 19,250 shares issued and outstanding
at June 30, 2018 and December 31, 2017, respectively)	-	-
Common stock, $0.25 par value (175,000 authorized shares,
106,025 and 79,532 issued and 105,810 and 78,441 outstanding,
at June 30, 2018 and December 31, 2017, respectively)	27	20
Additional paid-in capital	4,788	5,034
Accumulated deficit	(2,107)	(2,263)
Accumulated other comprehensive loss, net of tax	(296)	(366)
Treasury common stock	(11)	(151)
Total equity	2,401	2,274
Total liabilities and equity	$24,730	$24,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2018	2017	2018	2017

Revenue	$2,162	$2,304	$4,361	$4,660

Operating expenses:
Network access expenses	369	408	741	819
Network related expenses	478	477	961	970
Selling, general and administrative expenses	460	531	929	1,073
Depreciation and amortization	486	552	991	1,131
Goodwill impairment	-	670	-	670
Acquisition and integration costs	-	12	-	14
Restructuring costs and other charges	2	29	6	41
Total operating expenses	1,795	2,679	3,628	4,718

Operating income (loss)	367	(375)	733	(58)

Investment and other income, net	5	-	13	-
Pension settlement costs	25	19	25	62
Gain (loss) on extinguishment of debt	-	(90)	33	(90)
Interest expense	385	388	759	776

Loss before income taxes	(38)	(872)	(5)	(986)
Income tax benefit	(20)	(210)	(7)	(249)

Net income (loss)	(18)	(662)	2	(737)
Less: Dividends on preferred stock	54	53	107	107
Net loss attributable to
Frontier common shareholders	$(72)	$(715)	$(105)	$(844)

Basic net loss per share
attributable to Frontier common shareholders	$(0.92)	$(9.20)	$(1.35)	$(10.88)

Diluted net loss per share
attributable to Frontier common shareholders	$(0.92)	$(9.21)	$(1.35)	$(10.89)

Total weighted average shares outstanding - basic	78,026	77,795	77,685	77,679

Total weighted average shares outstanding - diluted	78,026	77,951	77,685	77,835

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2018	2017	2018	2017

Net income (loss)	$(18)	$(662)	$2	$(737)
Other comprehensive income (loss), net of tax	71	(3)	70	58

Comprehensive income (loss)	$53	$(665)	$72	$(679)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	964	-	(132)	-	-	876	140	8
Dividends on preferred stock	-	-	-	-	(107)	-	-	-	-	(107)
Net income	-	-	-	-	-	2	-	-	-	2
Other comprehensive income,
net of tax	-	-	-	-	-	-	70	-	-	70
Balance June 30, 2018	-	$-	106,025	$27	$4,788	$(2,107)	$(296)	(215)	$(11)	$2,401

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2018	2017

Cash flows provided from (used by) operating activities:
Net income (loss)	$2	$(737)
Adjustments to reconcile net income (loss) to net cash provided from (used by)
operating activities:
Depreciation and amortization	991	1,131
(Gain) loss on extinguishment of debt	(33)	90
Pension settlement costs	25	62
Stock-based compensation expense	9	6
Amortization of deferred financing costs	17	17
Other adjustments	(20)	(4)
Deferred income taxes	(9)	(254)
Goodwill impairment	-	670
Change in accounts receivable	37	151
Change in accounts payable and other liabilities	(72)	(253)
Change in prepaid expenses, income taxes and other current assets	(24)	(50)
Net cash provided from operating activities	923	829

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(618)	(578)
Capital expenditures - Integration activities	-	(5)
Proceeds on sale of assets	11	94
Other	(10)	5
Net cash used by investing activities	(617)	(484)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,600	1,500
Long - term debt payments	(1,714)	(1,576)
Financing costs paid	(39)	(15)
Premium paid to retire debt	(17)	(80)
Dividends paid on common stock	-	(172)
Dividends paid on preferred stock	(53)	(107)
Capital lease obligation payments	(17)	(25)
Other	(8)	(5)
Net cash used by financing activities	(248)	(480)

Increase (decrease) in cash, cash equivalents, and restricted cash	58	(135)
Cash, cash equivalents, and restricted cash at January 1,	376	522

Cash, cash equivalents, and restricted cash at June 30,	$434	$387

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$716	$797
Income tax payments (refunds), net	$5	$(3)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Summary of Significant Accounting Policies:

a)	Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2018, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

On July 10, 2017, we effected a one for fifteen reverse stock split of our common stock. The reverse stock split reduced the number of common shares issued (which includes outstanding shares and treasury shares) from approximately 1,193 million shares to 80 million shares, and reduced shares outstanding from approximately 1,178 million shares to 79 million shares. In addition, and at the same time, the total number of shares of common stock that Frontier is authorized to issue changed from 1.75 billion shares to 175 million shares. There was no change in the par value of the common stock, and no fractional shares were issued. All share and per share amounts in the financial statements and footnotes have been retroactively adjusted for all periods presented to give effect to the reverse stock split. As a result of our reverse stock split the conversion rates of our Series A Preferred Stock were proportionately adjusted. See Note 3 for additional details.

b)	Accounting Changes:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the impact of the adoption of ASC 606 on revenue, operating expenses, and operating income for the three and six months ended June 30, 2018:

	For the three months ended June 30, 2018
			Amounts without
		Adjustments	Adoption of
($ in millions)	As Reported	for ASC 606	ASC 606

Revenue	$2,162	$(2)	$2,160
Operating expenses	1,795	6	1,801
Operating income	$367	$(8)	$359

	For the six months ended June 30, 2018
			Amounts without
		Adjustments	Adoption of
($ in millions)	As Reported	for ASC 606	ASC 606

Revenue	$4,361	$(8)	$4,353
Operating expenses	3,628	7	3,635
Operating income	$733	$(15)	$718

c)	Revenue Recognition:

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), $53 million and $55 million, and $110 million and $108 million for the three and six months ended June 30, 2018 and 2017, respectively, and video franchise fees of $12 million and $13 million, and $24 million and $27 million for the three and six months ended June 30, 2018 and 2017, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

d)	Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of June 30, 2018.  This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

e)	Goodwill and Other Intangibles:

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

We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. We tested goodwill for impairment as of June 30, 2018 as a result of the continued decline in share price of our common stock since December 31, 2017, the date of our last goodwill impairment test. There was no indication of impairment as a result of our testing. Changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. Decrease in the assumptions for either of our EBITDA (defined as operating income, net of acquisition and integration costs, pension and OPEB expense, stock based compensation expense, and restructuring costs and other charges, plus depreciation and amortization) or EBITDA multiple could result in an impairment. Further declines in our stock price could also indicate impairment.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the impacts of adopting ASU No. 2017-07.

	For the three months ended June 30, 2017
		Impact of Adoption
($ in millions)	As Reported	of ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$477	$-	$477
Selling, general and administrative expenses	$531	$-	$531
Pension settlement costs	$19	$(19)	$-

Non-operating income/expenses:
Investment and other income, net	$-	$-	$-
Pension settlement costs	$-	$19	$19

	For the six months ended June 30, 2017
		Impact of Adoption
($ in millions)	As Reported	of ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$971	$(1)	$970
Selling, general and administrative expenses	$1,075	$(2)	$1,073
Pension settlement costs	$62	$(62)	$-

Non-operating income/expenses:
Investment and other income, net	$3	$(3)	$-
Pension settlement costs	$-	$62	$62

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years using modified retrospective application. Early application is permitted.  Frontier is in the initial stages of evaluating the potential impact this new standard, along with its related amendments, may have on the consolidated financial statements.

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

Bundled Service and Allocation of Discounts

When customers purchase more than one service, the revenue allocable to each service under ASC 606 is determined based upon the relative stand-alone selling price of each service received.  While this change results in different allocations to each of the services, it does not change total customer revenue. We frequently offer service discounts as an incentive to customers.  Service discounts reduce the total transaction price allocated to the performance obligations that are satisfied over the term of the customer contract.  We may also offer incentives which are considered cash equivalents (e.g. Visa gift cards) that similarly result in a reduction of the total transaction price as well as lower revenue over the term of the contract. A contract asset is often created during the beginning of the contract term when the term of the incentive is shorter than the contract term.  These contract assets are realized over the term of the contract as our performance obligations are satisfied and customer consideration is received.

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives.  Those incentives that have stand-alone value (e.g gift cards not considered cash equivalents or free goods/services) are considered a separate performance obligation under ASC606.  As a result, while these incentives are free to the customer, a portion of the consideration received from the customer over the contract term is ascribed to them based upon their relative stand-alone selling price.  The revenue, reflected in “Other revenue” and costs, reflected in “Network access expense”, for these incentives are recognized when they are delivered to the customer and the performance obligation is satisfied.  Similar to discounts, these types of incentives generally result in the creation of a contract asset during the beginning of the contract term. As part of the above transition adjustment, $40 million and $37 million of Short-term and Long-term contract assets were recorded, respectively. As of June 30, 2018, we have included $42 million of Short-

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

term contract assets in Other current assets and $41 million of Long-term contract assets in Other assets on our consolidated balance sheet.

Upfront Fees

All non-refundable upfront fees provide our customers with a material right to renew and therefore must be deferred and amortized into revenue over the expected period for which related services are provided.  With upfront fees assessed at the beginning of a contract, a contract liability is often created, which is reduced over the term of the contract as the performance obligations are satisfied. As part of the transition adjustment above, $13 million and $9 million of Short-term and Long-term contract liabilities were recorded, respectively, for carrier upfront fees. As of June 30, 2018, we have included $13 million of Short-term contract liabilities in Other current liabilities and $9 million of Long-term contract liabilities in Other liabilities on our consolidated balance sheet related to carrier upfront fees.

Contract Acquisition Costs

Under ASC 606, certain costs to acquire customers must be deferred and amortized over the related contract period or expected customer life (average of 3.8 years). For Frontier, this includes certain commissions paid to acquire new customers. Beginning January 1, 2018, commissions attributable to new customer contracts are being deferred and amortized into expense. Historically these acquisition costs were expensed as incurred. Frontier expects that the incremental commissions paid as a result of acquiring customers are recoverable and therefore, as part of the transition adjustment above, short-term acquisition costs of $87 million and long-term contract acquisition costs of $117 million were deferred. For the six months ended June 30, 2018, Frontier deferred $72 million of costs and amortized deferred costs of $53 million to Selling, general and administrative expense. As of June 30, 2018, we have recorded short-term contract acquisition costs of $97 million and included $126 million of long-term contract acquisition costs in Other assets on our consolidated balance sheet.

Reserves and Disputes

For carrier disputes, Frontier previously recorded a reserve as a reduction of commercial revenue on a case by case basis once the carrier claim was validated by Frontier. Under ASC 606, credits issued for disputes are variable consideration and an estimate for the credits to be issued is now being recorded at the time of customer billing and the related contract liability is reflected in our Allowance for doubtful accounts (see Note 4).  Other than the transition adjustment, there was no impact to our operating results for the six months ended June 30, 2018 related to this change.

Switched Access

Under ASC 606, switched access revenue, which has been historically reflected in Other regulatory revenue, is considered revenue from a customer; therefore, will be reflected in commercial customer revenue on a prospective basis.

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities requested by them.  Historically, these amounts were reflected as offsets to the costs of construction and were recorded net in property, plant and equipment accounts.  Under ASC 606, certain CIAC amounts will now be recognized as other customer revenue.  For the six months ended June 30, 2018, we recognized $16 million in Revenue for performance obligations that were satisfied during the period.

USF Fees

Universal Service Fund Fees assessed to our customers were previously reflected in regulatory revenue. Under ASC 606, these amounts are being included in contract value and allocated to the services which have been delivered based on relative stand-alone selling price of each service.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the impacts of adopting ASC 606 on Frontier’s consolidated balance sheet as of June 30, 2018.

	June 30, 2018
		Impact of	Amounts Excluding
($ in millions)	As Reported	Adoption of ASC 606	Adoption of ASC 606
Assets
Accounts receivable, net	$751	$35	$786
Contract acquisition costs	$97	$(97)	$-
Prepaid expenses	$90	$6	$96
Other current assets	$106	$(2)	$104
Property, plant and equipment, net	$14,282	$(39)	$14,243
Other assets	$236	$(137)	$99

Liabilities and Equity
Other current liabilities	$387	$(12)	$375
Other liabilities	$274	$5	$279
Deferred income taxes	$1,219	$(54)	$1,165
Accumulated deficit	$(2,107)	$(173)	$(2,280)

The following tables summarize the impacts of adopting ASC 606 on Frontier’s statement of operations for the three and six months ended June 30, 2018.

	For the three months ended June 30, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$2,162	$(2)	$2,160

Operating expenses:
Network access expenses	369	(3)	366
Network related expenses	478	-	478
Selling, general and administrative expenses	460	9	469
Other operating expenses	488	-	488
Total operating expenses	1,795	6	1,801

Operating income	$367	$(8)	$359

	For the six months ended June 30, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$4,361	$(8)	$4,353

Operating expenses:
Network access expenses	741	(6)	735
Network related expenses	961	-	961
Selling, general and administrative expenses	929	13	942
Other operating expenses	997	-	997
Total operating expenses	3,628	7	3,635

Operating income	$733	$(15)	$718

The impact of adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of comprehensive income, and the consolidated statement of cash flows were not material for the three and six months ended June 30, 2018.

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

The following tables provide a summary of revenues, by category. Because of limited comparability for historical periods, we have reflected the current period under both an ASC 606 basis as well as the historical ASC 605 basis.

	For the three months ended June 30,
	2018

		Impact	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Data and Internet services	$973	$(25)	$948	$974
Voice services	682	(34)	648	724
Video services	270	27	297	329
Other	140	(54)	86	79
Revenue from contracts
with customers	2,065	(86)	1,979	2,106
Subsidy and other regulatory revenue	97	84	181	198
Total revenue	$2,162	$(2)	$2,160	$2,304

	For the three months ended June 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Consumer	$1,095	$(27)	$1,068	$1,124
Commercial	970	(59)	911	982
Revenue from contracts
with customers	2,065	(86)	1,979	2,106
Subsidy and other regulatory revenue	97	84	181	198
Total revenue	$2,162	$(2)	$2,160	$2,304

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the six months ended June 30,
	2018

		Impact	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Data and Internet services	$1,958	$(68)	$1,890	$1,967
Voice services	1,384	(66)	1,318	1,475
Video services	550	56	606	676
Other	275	(104)	171	147
Revenue from contracts
with customers	4,167	(182)	3,985	4,265
Subsidy and other regulatory revenue	194	174	368	395
Total revenue	$4,361	$(8)	$4,353	$4,660

	For the six months ended June 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Consumer	$2,223	$(66)	$2,157	$2,288
Commercial	1,944	(116)	1,828	1,977
Revenue from contracts
with customers	4,167	(182)	3,985	4,265
Subsidy and other regulatory revenue	194	174	368	395
Total revenue	$4,361	$(8)	$4,353	$4,660

Frontier satisfies its obligations to customers by transferring goods and services in exchange for consideration received from the customer. The timing of Frontier’s satisfaction of the performance obligation often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Frontier recognizes a contract asset or liability when the Company transfers goods or services to a customer and bills an amount which differs from the revenue allocated to the related performance obligations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The opening and closing balances of Frontier’s contract asset, contract liability, receivables, and advanced billings balances for the six months ended June 30, 2018 are as follows:

	Contract		Contract
($ in millions)	Assets		Liabilities

Balance January 1, 2018	$77	(1)	$(60)	(2)
Revenue recognized included
in opening contract balance	(21)		64
Cash received, excluding amounts
recognized as revenue	-		(86)
Credits granted, excluding amounts
recognized as revenue	27		-
Other	-		6
Balance June 30, 2018	$83	(1)	$(76)	(2)

(1) Includes $42 million and $40 million in other current assets and $41 million and $37 million in other assets as of June 30, 2018 and January 1, 2018, respectively.

(2) Includes $51 million and $41 million in other current liabilities and $25 million and $19 million in other liabilities as of June 30, 2018 and January 1, 2018, respectively.

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

($ in millions)	Revenue from contracts with customers
2018 (remaining six months)	$2,197
2019	2,396
2020	878
2021	367
2022	224
Thereafter	274
Total	$6,336

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)      Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2018	December 31, 2017

Retail and wholesale	$765	$801
Other	88	87
Less: Allowance for doubtful accounts	(102)	(69)
Accounts receivable, net	$751	$819

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. A transition adjustment of $32 million was recorded for the impact of ASC 606 to the Allowance for doubtful accounts as of January 1, 2018 to reflect the cumulative impact of this change on prior periods.

Bad debt expense, which is recorded as a reduction to revenue,  is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017

Bad debt expense	$22	$25	$41	$57

(5)      Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2018	December 31, 2017

Property, plant and equipment	$27,085	$26,496
Less: Accumulated depreciation	(12,803)	(12,119)
Property, plant and equipment, net	$14,282	$14,377

In 2018, we sold certain properties subject to leaseback, generating $11 million in net proceeds. For these properties, we have deferred $9 million in related gains that will be amortized over the related lease terms of two years.

For the six months ended June 30, 2018, amortization of deferred gains for properties sold in 2017 and 2018 totaled $18 million, which are included in “Selling, general and administrative expenses” on our consolidated statement of operations. We have a remaining deferred gain balance of $35 million, which is included in “Other current liabilities.”

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017

Depreciation expense	$343	$379	$688	$755

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6)      Goodwill and Other Intangibles:

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. Accumulated goodwill impairment charges were $2,788 million as of June 30, 2018 and December 31, 2017.

The components of other intangibles are as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(3,590)	$1,598	$5,188	$(3,294)	$1,894
Trade name	122	-	122	122	-	122
Royalty agreement	72	(32)	40	72	(25)	47
Total other intangibles	$5,382	$(3,622)	$1,760	$5,382	$(3,319)	$2,063

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2018	2017	2018	2017

Amortization expense	$143	$173	$303	$376

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)      Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2018 and December 31, 2017. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2018		December 31, 2017

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,209	$13,883	$16,970	$13,994

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)      Long-Term Debt:

The activity in our long-term debt from January 1, 2018 through June 30, 2018 is summarized as follows:

		For the six months ended June 30, 2018

($ in millions)	January 1, 2018	Payments and Retirements	New Borrowings	June 30, 2018	Interest Rate at June 30, 2018*

Secured debt issued by Frontier	$3,511	$(82)	$1,600	$5,029	7.03%
Unsecured debt issued by Frontier	13,495	(1,699)	-	11,796	9.51%
Secured debt issued by subsidiaries	107	(1)	-	106	8.35%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,863	$(1,782)	$1,600	$17,681	8.69%

Less: Debt Issuance Costs	(183)			(192)
Less: Debt Premium/(Discount)	(54)			(52)
Less: Current Portion	(656)			(1,228)
	$16,970			$16,209

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2018 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/24/2019 (1)	$228	8.375% (Variable)	$245	5.445% (Variable)
Term loan due 3/31/2021 (2)	1,442	4.850% (Variable)	1,483	4.320% (Variable)
Term loan due 10/12/2021(3)	260	8.375% (Variable)	276	5.445% (Variable)
Term loan due 6/15/2024 (4)	1,485	5.850% (Variable)	1,492	5.320% (Variable)
Second lien notes due 4/1/2026	1,600	8.500%	-
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	1	0.000%	2	0.000%
Total secured debt issued by Frontier	5,029		3,511

Unsecured debt issued by Frontier
Senior notes due 10/1/2018	443	8.125%	491	8.125%
Senior notes due 3/15/2019	404	7.125%	404	7.125%
Senior notes due 4/15/2020	172	8.500%	619	8.500%
Senior notes due 9/15/2020	55	8.875%	303	8.875%
Senior notes due 7/1/2021	89	9.250%	490	9.250%
Senior notes due 9/15/2021	220	6.250%	775	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	11,796		13,495

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.152%	7	6.152%
Total secured debt issued by subsidiaries	106		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,681	8.7%(5)	$17,863	8.1%(5)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loans and Credit Facilities:

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1 and on July 3, 2018 by Increase Joinder No. 2 (as so amended, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million undrawn secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a  $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024.  The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year.

On January 25, 2018 Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A as of June 30, 2018 was LIBOR plus 2.75%.  Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of June 30, 2018, the company had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $62 million).

CoBank Credit Facilities

As of June 30, 2018, Frontier had two senior secured credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto: (i) a $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement), and (ii) a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement), which matures on October 12, 2021. We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

On March 29, 2017, Frontier amended the CoBank Credit Agreements to provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement. On January 25, 2018 Frontier amended the CoBank Credit Agreements to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

Borrowings under each of the CoBank Credit Agreements bear interest based on the margins over the Base Rate (as defined in the applicable CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of June 30, 2018 was the Base Rate plus 3.375%. Following the extinguishment of the 2014 CoBank Credit Agreement and partial repayment of the 2016 CoBank Credit Agreement on July 3, 2018 as described in “Subsequent Events” below, the interest rate on the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2016 CoBank Credit Agreement was reverted to LIBOR plus 4.375%. For June 30, 2018 the Base Rate and one-month LIBOR were 5.0% and 2.09% respectively.

As of June 30, 2018, we were in compliance with all of our indenture and credit facility covenants.

New Debt Issuances:

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes. The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bear interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018.

Debt Reductions:

During the six months ended June 30, 2018, Frontier used cash on hand for the scheduled retirement of $83 million contractual payments of principal indebtedness and open market purchases of $48 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020,  $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021. During the first six months of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Subsequent Events:

Subsequent to the end of the quarter, on July 3, 2018, Frontier further amended the JPM Credit Agreement and the CoBank Credit Agreements. Among other things, the amendments replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier. Corresponding changes were made to the collateral package securing the Second Lien Notes.

In addition, on July 3, 2018, the Company entered into Increase Joinder No. 2 to the JPM Credit Agreement, pursuant to which the Company borrowed an incremental $240 million under the Term Loan B maturing in 2024.  The Company used the incremental borrowings to repay in full the 2014 CoBank Credit Agreement, repay a portion of the 2016 CoBank Credit Agreement and pay certain fees and expenses related to this incremental borrowing. As a result of the extinguishment of the 2014 CoBank Credit Facility and partial repayment of the 2016 CoBank Credit Facility as described above, we reclassified $197 million to “Long-term debt due within one year” that would have otherwise have been classified as “Long-term debt.”

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below represents our future principal payments as of June 30, 2018 and as of July 3, 2018. The changes reflect the incremental Term Loan B and the repayment of the CoBank Credit Agreements as discussed above.

		Change in
		principal payments
	Principal payments as of	from July 3, 2018	Principal payments as of
($ in millions)	June 30, 2018	activity	July 3, 2018

2018 (remaining six months)	$740	$(232)	$508
2019	$592	$3	$595
2020	$434	$3	$437
2021	$1,601	$3	$1,604
2022	$2,703	$3	$2,706
2023	$866	$2	$868
Thereafter	$10,744	$227	$10,971

(9)      Restructuring Costs and Other Charges:

As of June 30, 2018, restructuring related liabilities of $6 million pertaining to employee separation charges were included in “Other current liabilities” in our consolidated balance sheet.

Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $6 million and $41 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the six months ended June 30, 2018 and 2017.

The following is a summary of the changes in the liabilities established for restructuring programs at June 30, 2018:

($ in millions)

Balance, January 1, 2018	$25
Severance expense	6
Cash payments during the period	(25)
Balance, June 30, 2018	$6

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10)    Investment and Other Income:

The following is a summary of the components of Investment and Other Income for the three and six months ended June  30, 2018 and 2017:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2018	2017	2018	2017

Interest and dividend income	$1	$-	$3	$3
Pension and OPEB costs	5	-	10	(3)
All other, net	(1)	-	-	-
Total investment and other income, net	$5	$-	$13	$-

(11)    Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2018	2017	2018	2017

Consolidated tax provision at federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.7	1.8	(34.7)	1.6
Remeasurement of certain deferred tax balances	-	-	78.6	-
Tax reserve adjustment	0.9	(0.1)	(1.1)	(0.1)
Changes in certain deferred tax balances	31.6	(0.3)	146.6	(0.2)
Goodwill impairment	-	(12.3)	-	(10.9)
Shared-based payments	-	-	(70.3)	(0.2)
Federal research and development tax credit	(2.2)	0.1	(3.2)	0.2
All other, net	1.0	(0.2)	1.8	(0.2)
Effective tax rate	54.0%	24.0%	138.7%	25.2%

Under ASC 605, income tax benefit would have been $3 million more for the six months ended June 30, 2018, as a result of changes in pre-tax income as discussed in Note 3.

Amounts pertaining to income tax related accounts of $2  million and $2 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions and shares in thousands, except per share amounts)	2018	2017	2018	2017

Net loss used for basic and diluted loss
per share:
Net loss attributable to Frontier common shareholders	$(72)	$(715)	$(105)	$(844)
Less: Dividends paid on unvested restricted stock awards	-	(1)	-	(2)
Total basic net loss
attributable to Frontier common shareholders	$(72)	$(716)	$(105)	$(846)
Effect of loss related to dilutive stock units	-	(2)	-	(2)
Total diluted net loss
attributable to Frontier common shareholders	$(72)	$(718)	$(105)	$(848)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	80,201	78,531	79,429	78,365
Less: Weighted average unvested restricted stock awards	(2,175)	(736)	(1,744)	(686)
Total weighted average shares outstanding - basic	78,026	77,795	77,685	77,679

Basic net loss per share
attributable to Frontier common shareholders	$(0.92)	$(9.20)	$(1.35)	$(10.88)

Diluted loss per share:
Total weighted average shares outstanding - basic	78,026	77,795	77,685	77,679
Effect of dilutive stock units	-	156	-	156
Total weighted average shares outstanding - diluted	78,026	77,951	77,685	77,835

Diluted net loss per share
attributable to Frontier common shareholders	$(0.92)	$(9.21)	$(1.35)	$(10.89)

In calculating diluted net loss per common share for the three and six months ended June 30, 2018, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and six months ended June 30, 2018 and 2017,  previously granted options to purchase 1,334 and 2,664 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Units

At June 30, 2018 and 2017, we had 247,634 and 155,616 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan),  the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the six months ended June 30, 2018 and 2017 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 and $(3) million for the six months ended June 30, 2018 and 2017, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of June 30, 2017, as their impact was antidilutive.

(13)    Capital Stock:

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

On June 29, 2018,  pursuant to the provisions of Frontier’s Certificate of Designation governing the Series A Preferred Stock, all outstanding shares of the Series A Preferred Stock converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of approximately 25,529,000 shares (net of fractional shares) of the Company’s common stock. Frontier issued cash in lieu of fractional shares of common stock. These payments were recorded as a reduction to Additional paid-in capital.

At June 30, 2018, $54 million of dividends payable were included in “Other current liabilities” in our consolidated balance sheet representing the final dividend payable to holders of the Series A Preferred Stock. The final dividend was paid on July 2, 2018.

(14)    Stock Plans:

All share and per share amounts in the tables below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. See Note 1 – Summary of Significant Accounting Policies for additional details.

At June 30, 2018, we had seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At June 30, 2018, there were approximately 5,667,000 shares authorized for grant and approximately 2,405,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP,  the 2009 EIP and the 2013 EIPS, the EIPs).

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following summary presents information regarding LTIP target performance shares as of June 30, 2018 and changes during the six months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2018	306
LTIP target performance shares granted, net	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(47)
Balance at June 30, 2018	525

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2018 and 2017, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $2 million and $0 million, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2018 and changes during the six months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2018	633	$58.63	$4
Restricted stock granted	1,996	$8.30	$11
Restricted stock vested	(221)	$66.47	$(1)
Restricted stock forfeited	(276)	$19.24
Balance at June 30, 2018	2,132	$15.81	$11

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2018 was $36 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

Shares of restricted stock granted during the first six months of 2017 totaled 454,000. The total fair value of shares of restricted stock granted and vested at June 30, 2017 was approximately $8  million and $4 million, respectively. The total fair value of unvested restricted stock at June 30, 2017 was $13  million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2017 was $48.40 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $7 million and $9 million for each of the six month periods ended June 30, 2018 and 2017, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15)    Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at June 30, 2018 and 2017, and changes for the six months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (a)	$(345)	$(21)	$(366)
Other comprehensive income (loss) before reclassifications	45	1	46
Amounts reclassified from accumulated other comprehensive loss to net loss	27	(3)	24
Net current-period other comprehensive income (loss)	72	(2)	70
Balance at June 30, 2018 (a)	$(273)	$(23)	$(296)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2017 (a)	$(403)	$16	$(387)
Other comprehensive income (loss) before reclassifications	12	(1)	11
Amounts reclassified from accumulated other comprehensive loss to net loss	50	(3)	47
Net current-period other comprehensive income (loss)	62	(4)	58
Balance at June 30, 2017 (a)	$(341)	$12	$(329)

(a)

Pension and OPEB amounts are net of deferred tax balances of $223 million and $231 million as of January 1, 2018 and 2017, respectively and $195 million and $194 million as of June 30, 2018 and 2017, respectively.

As a result of pension settlement accounting, the Frontier Communications Pension Plan (the Pension Plan) was remeasured as of June 30, 2018 and as of June 30, 2017. For the three and six months ended June 30, 2018, Frontier recorded a net gain on remeasurement of $65 million to Other comprehensive income (loss). Additionally, Frontier recorded pension settlement charges totaling $25 million ($19  million net of tax) to other comprehensive income.

For the three and six months ended June 30, 2017, Frontier recorded a net loss on remeasurement of $28 million to Other comprehensive income (loss), respectively. Pension settlement charges of $19 million and $62 million were recorded to other comprehensive income for the three and six months ended June 30, 2017, respectively. Refer to Note 16 for details about the settlement accounting.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
($ in millions)
					Affected Line Item in
					the Statement Where
Details about Accumulated Other	For the three months ended June 30,		For the six months ended June 30,		Net Income (Loss)
Comprehensive Loss Components	2018	2017	2018	2017	is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(6)	$(9)	$(13)	$(17)
Pension settlement costs	(25)	(19)	(25)	(62)
	(31)	(28)	(38)	(79)	Income (loss) before income taxes
Tax impact	8	10	11	29	Income tax (expense) benefit
	$(23)	$(18)	$(27)	$(50)	Net income (loss)

Amortization of OPEB Cost Items (b)
Prior-service costs	$3	$3	$5	$5
Actuarial gains (losses)	-	(1)	(1)	(1)
	3	2	4	4	Income (loss) before income taxes
Tax impact	(1)	-	(1)	(1)	Income tax (expense) benefit
	$2	$2	$3	$3	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 16 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)    Retirement Plans:

The following tables provide the components of total benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2018	2017	2018	2017

Components of total pension benefit cost
Service cost	$24	$25	$48	$50
Interest cost on projected benefit obligation	30	33	60	67
Expected return on plan assets	(48)	(48)	(98)	(96)
Amortization of unrecognized loss	6	9	13	17
Net periodic pension benefit cost	$12	$19	$23	$38
Pension settlement costs	25	19	25	62
Total pension benefit cost	$37	$38	$48	$100

	Postretirement Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2018	2017	2018	2017

Components of net periodic postretirement benefit cost
Service cost	$6	$6	$11	$11
Interest cost on projected benefit obligation	10	9	19	19
Amortization of prior service cost/(credit)	(3)	(3)	(5)	(5)
Amortization of unrecognized (gain) loss	-	1	1	1
Net periodic postretirement benefit cost	$13	$13	$26	$26

During the first six months of 2018 and 2017, we capitalized $14 million and $14 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

The Pension Plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the six months ended June 30, 2018, lump sum pension settlement payments to terminated or retired individuals amounted to $171 million. We expect lump sum pension settlement payments to exceed the settlement threshold of $216 million in 2018, and as a result, Frontier recognized a non-cash settlement charge of $25 million during the first six months of 2018. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges decreased our recorded net income (loss), with an offset to Accumulated other comprehensive loss in shareholders’ equity. As a result of the recognition of the settlement charges in the first six months of 2018, the net pension plan liability was remeasured as of June 30, 2018 to be $570 million, as compared to the $689 million measured and recorded at December 31, 2017.

During the six months ended June 30, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $362 million, which exceeded the settlement threshold of $234 million, and as a result, Frontier recognized a non-cash settlement charge of $62 million during the first six months of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. As a result of the recognition of the settlement charges in the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

first six months of 2017, the net pension plan liability was remeasured as of June 30, 2017 to be $711 million, as compared to the $665 million measured and recorded at March 31, 2017. Frontier did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.

Required pension plan contributions for the full year 2018 are approximately $150 million, of which $64 million was contributed to the Plan during the first six months of 2018.

Our Pension Plan assets decreased from  $2,674 million at December 31, 2017 to $2,499 million at June 30, 2018, a decrease of $175 million, or 7%. This decrease was a result of benefit payments of $202 million and negative investment returns of $37 million, net of investment management and administrative fees, partially offset by contributions of $64 million.

(17)    Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term in 2020 or we are unable to satisfy other FCC CAF Phase II requirements, we would be required to return a portion of the funds previously received. Frontier’s frozen high-cost phasedown support is expected to be $6 million in 2018.

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

•	declines in revenue from our voice services, switched and non-switched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

•	our ability to successfully implement strategic initiatives, including opportunities to enhance revenue and realize productivity improvements;

•	risks related to disruptions in our networks, infrastructure and information technology that may result in customer loss and/or incurrence of additional expenses;

•	our ability to retain or attract new customers and to maintain relationships with customers, employees or suppliers;

•	our ability to realize anticipated benefits from recent acquisitions;

•	our ability to successfully introduce new product offerings;

•	our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all;

•

the effects of governmental legislation and regulation on our business, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

•	the impact of regulatory, investigative and legal proceedings and legal compliance risks;

•	government infrastructure projects (such as highway construction) that impact our capital expenditures;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to meet our remaining CAF II funding obligations on a timely basis and the risk of penalties or obligations to return certain CAF II funds;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics;

•	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets;

•	the effects of increased medical expenses and pension and postemployment expenses;

•	the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us;

•	our ability to successfully renegotiate union contracts;

•

changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to our pension plans;

•	our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•	adverse changes in the credit markets, which could impact the availability and cost of financing;

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility as well as our ability to access the capital markets in the future;

•	the effects of state regulatory cash management practices that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of changes in both general and local economic conditions in the markets that we serve;

•	our ability to hire or retain key personnel;

•	the effects of severe weather events or other natural or man-made disasters, which has, and may in the future, increase our operating and capital expenses or adversely impact customer revenue;

•	the impact of potential information technology or data security breaches or other disruptions; and

•	the risks and other factors contained in our most recent Form 10-K and other filings with the SEC.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.7 million customers, 3.9 million broadband subscribers and 21,700 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include Data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On June 29, 2018, pursuant to the provisions of Frontier’s Certificate of Designation governing our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), all outstanding shares of the Series A Preferred Stock converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of 26 million shares of the Company’s common stock. Frontier issued cash in lieu of fractional shares of common stock. These payments were recorded as a reduction to Additional paid-in capital.  In addition, on July 2, 2018, the Company paid the final dividend of $54 million to holders of the Series A Preferred Stock.   The Series A Preferred stock was issued in June 2015 when we completed a registered offering of 19.25 million preferred shares at an offering price of $100 per share.

On July 10, 2017, we effected a one for fifteen reverse stock split of our common stock. The reverse stock split reduced the number of common shares issued (which includes outstanding shares and treasury shares) from approximately 1,193 million shares to 80 million shares, and reduced shares outstanding from approximately 1,178 million shares to 79 million shares. In addition, and at the same time, the total number of shares of common stock that Frontier is authorized to issue changed from 1.75 billion shares to 175 million shares. There was no change in the par value of the common stock, and no fractional shares were issued. All share and per share amounts in the financial discussion below have been retroactively adjusted for all periods presented to give effect to the reverse stock split. As a result of our reverse stock split the conversion rates of our Series A Preferred Stock were proportionately adjusted.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2017 and 2018 operating results. The table below reflects the results for the six months ended June 30, 2018 under the historical method of accounting as well as under ASC 606. The significant adjustments have been broken out and a brief explanation for each provided. See Notes to the Consolidated Financial Statements for additional details.

	For the six months ended June 30, 2018
	Amounts			Switched
	excluding	Discounts		access		As reported
	adoption of	and	Upfront	and USF		under
($ in millions)	ASC 606	incentives	fees	Fees	Other	ASC 606

Revenue:
Data and Internet services	$1,890	$44	$28	$4	$(8)	$1,958
Voice services	1,318	(27)	(5)	103	(5)	1,384
Video services	606	(38)	(19)	1	-	550
Other	171	14	(1)	66	25	275
Revenue from contracts
with customers	3,985	(7)	3	174	12	4,167
Subsidy and other
regulatory revenue	368	-	-	(174)	-	194
Total revenue	$4,353	$(7)	$3	$-	$12	$4,361

Operating Expenses:
Network access expenses	$735	$6	$-	$-	$-	$741
Network related expenses	961	-	-	-	-	961
Selling, general and
administrative expenses	942	-	6	-	(19)	929
Depreciation and
amortization	991	-	-	-	-	991
Restructuring costs and
other charges	6	-	-	-	-	6
Total operating expenses	$3,635	$6	$6	$-	$(19)	$3,628

Operating income	718	(13)	(3)	-	31	733

Customer Revenue:
Consumer	$2,157	$11	$-	$54	$1	$2,223
Commercial	1,828	(18)	3	120	11	1,944
Revenue from contracts
with customers	$3,985	$(7)	$3	$174	$12	$4,167

Average monthly consumer
revenue per customer	$83.26					$85.79

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Discounts and Incentives

When customers purchase more than one service, the amount allocable to each service under ASC 606 is determined based upon the relative stand-alone selling price of each service received. While this change results in different allocations to each of the services, it does not change total customer revenue. Customer incentives (i.e., goods and or services offered for free) are considered separate performance obligations under ASC 606 and a portion of consideration received from the customer over the contract will be allocated to them. Other customer revenue is recognized when the incentives are granted to the customer and our performance obligation is satisfied. The costs for these incentives will continue to be recognized as marketing expense and included in Network access expenses.

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

	As of or for the three months ended
	June 30, 2018		December 31, 2017	% Increase (Decrease)	June 30, 2017	% Increase (Decrease)

Customers (in thousands)	4,667		4,850	(4)%	5,058	(8)%

Consumer customer metrics
Customers (in thousands)	4,237		4,397	(4)%	4,585	(8)%
Net customer additions/(losses)	(86)		(89)	(3)%	(151)	(43)%
Average monthly consumer
revenue per customer	$83.17	(1)	$81.61	2%	$80.38	3%
Customer monthly churn	1.95%		1.98%	(2)%	2.24%	(13)%

Commercial customer metrics
Customers (in thousands)	430		453	(5)%	473	(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,863		3,938	(2)%	4,063	(5)%
Net subscriber additions/(losses)	(32)		(63)	(49)%	(100)	(68)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	902		961	(6)%	1,007	(10)%
Net subscriber additions/(losses)	(32)		(20)	60%	(58)	(45)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	219		235	(7)%	254	(14)%
Net subscriber additions/(losses)	(8)		(9)	(11)%	(12)	(33)%

Employees	21,718		22,736	(4)%	23,924	(9)%

	As of or for the six months ended
	June 30, 2018		June 30, 2017	% Increase (Decrease)
Consumer customer metrics
Average monthly consumer
revenue per customer	$83.26		$80.59	3%
Customer monthly churn	1.94%		2.31%	(16)%

(1)

The Consumer ARPC included in the table above represents our Consumer ARPC under ASC 605.  ARPC after implementing the changes for ASC 606 is $85.28 and $85.79 for the three and six months ended June 30, 2018, respectively.

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of June 30, 2018,  64% of our consumer broadband customers were subscribed to at least one other service offering.

We had approximately 4.2 million and 4.6 million total consumer customers as of June 30, 2018 and 2017, respectively. Our consumer customer churn was 1.95% and 1.94%, respectively, for the three and six months ended June 30, 2018, compared to 2.24% and 2.31%, respectively for the three and six months ended June 30, 2017, and 1.94% for the first quarter of 2018. The consolidated average monthly consumer revenue per customer (consumer

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ARPC) increased by $2.79, or 3%, to $83.17 and increased by $2.67, or 3%, to $83.26 for the three and six months ended June 30, 2018, respectively as compared to the prior year period. The overall increase in consumer ARPC is primarily a result of residential and broadband initiatives that were implemented during the fourth quarter of 2017.

We had approximately 430,000 and 473,000 total commercial customers as of June 30, 2018 and 2017, respectively. We lost approximately 11,000 and 23,000 commercial customers, respectively, during the three and six months ended June 30, 2018 compared to a loss of 11,000 and 29,000 customers, respectively, for the three and six months ended June 30, 2017, and a loss of 12,000 customers for the first quarter of 2018. Frontier expects the declines in voice services revenue and from commercial customers to continue for the remainder of 2018. Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 3% during the second quarter of 2018, compared to the prior year period, and grown by 3% compared to the first quarter of 2018.

We had approximately 3,863,000 and 4,063,000 broadband subscribers as of June 30, 2018 and 2017, respectively. During the three and six months ended June 30, 2018, we lost approximately 32,000 and 75,000 net broadband subscribers, respectively, compared to a loss of 100,000 and 208,000 subscribers, respectively for the three and six months ended June 30, 2017, and a loss of 43,000 for the first quarter of 2018.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets.  For the three and six months ended June 30, 2018, we lost approximately 40,000 and 75,000 net video subscribers, respectively, across all markets. At June 30, 2018, we had 902,000 linear video subscribers that are served with FiOS® or Vantage video service. In addition to our linear video subscribers, we have approximately 219,000 DISH® satellite video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended June 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Data and Internet services	$973	$(25)	$948	$974	(1)	$(26)	(3)%
Voice services	682	(34)	648	724		(76)	(10)%
Video services	270	27	297	329		(32)	(10)%
Other	140	(54)	86	79		7	9%
Revenue from contracts
with customers	2,065	(86)	1,979	2,106	(1)	(127)	(6)%
Subsidy and other
regulatory revenue	97	84	181	198		(17)	(9)%
Total revenue	$2,162	$(2)	$2,160	$2,304	(1)	$(144)	(6)%

	For the three months ended June 30,
						$ Increase	% Increase
($ in millions)	2018			2017		(Decrease)	(Decrease)

Consumer	$1,095	$(27)	$1,068	$1,124		$(56)	(5)%
Commercial	970	(59)	911	982	(1)	(71)	(7)%
Revenue from contracts
with customers	2,065	(86)	1,979	2,106	(1)	(127)	(6)%
Subsidy and other
regulatory revenue	97	84	181	198		(17)	(9)%
Total revenue	$2,162	$(2)	$2,160	$2,304	(1)	$(144)	(6)%

(1)	Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $15 million for the three months ended June 30, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	For the six months ended June 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Data and Internet services	$1,958	$(68)	$1,890	$1,967	(1)	$(77)	(4)%
Voice services	1,384	(66)	1,318	1,475		(157)	(11)%
Video services	550	56	606	676		(70)	(10)%
Other	275	(104)	171	147		24	16%
Revenue from contracts
with customers	4,167	(182)	3,985	4,265	(1)	(280)	(7)%
Subsidy and other
regulatory revenue	194	174	368	395		(27)	(7)%
Total revenue	$4,361	$(8)	$4,353	$4,660	(1)	$(307)	(7)%

	For the six months ended June 30,
						$ Increase	% Increase
($ in millions)	2018			2017		(Decrease)	(Decrease)

Consumer	$2,223	$(66)	$2,157	$2,288		$(131)	(6)%
Commercial	1,944	(116)	1,828	1,977	(1)	(149)	(8)%
Revenue from contracts
with customers	4,167	(182)	3,985	4,265	(1)	(280)	(7)%
Subsidy and other
regulatory revenue	194	174	368	395		(27)	(7)%
Total revenue	$4,361	$(8)	$4,353	$4,660	(1)	$(307)	(7)%

(1)	Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $40 million for the six months ended June 30, 2017.

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decreases in consolidated total revenue for both the three and six months ended June 30, 2018 was primarily due to decreased Voice and Data and Internet services revenues driven by a decline in customers.

The decrease in consolidated customer revenue of $127 million for the three months ended June 30, 2018 consisted of decreases of $56 million and $71 million of consumer customer revenue and commercial customer revenue, respectively. The decrease of $280 million for the six months ended June 30, 2018 consisted of decreases of $131 million and $149 million of consumer customer revenue and commercial customer revenue, respectively. The decreases for both periods  were primarily due to decreases in Voice, Data and Internet, and Video services revenue. We have experienced declines in the number of traditional voice customers as a result of competition and the availability of substitutes, a trend we expect to continue. The decrease in consolidated commercial customer revenue was primarily driven by decreases in our voice services revenue and nonswitched revenue, including wireless backhaul revenue and a decrease in revenue from our Frontier Secure Strategic Partnerships business which was sold in May 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decrease in Subsidy and other regulatory revenue of $17 million and $27 million, respectively, for the three and six months ended June 30, 2018, was primarily driven by a decrease in switched access minutes of use.

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

For the three months ended June 30, 2018, the decrease in Consolidated Data and Internet services revenue consisted of decreases of $12 million and $14 million for consolidated data services and consolidated nonswitched access services, respectively. The decrease in data was primarily driven by lost revenues due to the sale of the Frontier Secure Strategic Partnerships business in May 2017, offset by an increase in dedicated internet billings.  The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet, offset by lower churn.

For the six months ended June 30, 2018, the decrease in Consolidated Data and Internet services revenue consisted of decreases of $44 million and $33 million for consolidated data services and consolidated nonswitched access services, respectively.  The decrease in data was primarily driven by lost revenues due to the sale of the Frontier Secure Strategic Partnerships business in May 2017.  The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet, offset by lower churn.

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decreases in voice services revenue, for both the three and six months ended June 30, 2018, were primarily driven by the continued loss of voice customers and decreases in long-distance revenue among those customers that do not have a bundled long-distance plan.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decreases in video services revenue for both the three and six month ended June 30, 2018, were primarily driven by a decrease in the total number of video subscribers.

Other

Other customer revenue includes switched access revenue and sales of Customer Premise Equipment (CPE) to our business customers and directory services. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

As noted above, as part of our adoption of ASC 606, switched access was reclassified from switched access and subsidy revenue to other customer revenue on our consolidated statement of operations. Prior period results have not been adjusted to reflect this change.

The increases in other revenue, for both the three and six months ended June 30, 2018, were primarily driven by a decrease in uncollectible revenue and an increase in service installations, slightly offset by a decrease in directory services.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The decreases in Subsidy and other regulatory revenue, for both the three and six months ended June 30, 2018, were driven by decreased switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$369	$(3)	$366	$408	$(42)	(10)%

	For the six months ended June 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$741	$(6)	$735	$819	$(84)	(10)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decreases in network access expenses for both the three and six months ended June 30, 2018, were primarily driven by lower video content costs as a result of a decline in video customers, combined with lower CPE  costs and lower network costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NETWORK RELATED EXPENSES

	For the three months ended June 30,
	2018

			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Network related expenses	$478	$-	$478	$477	(1)	$1	0%

	For the six months ended June 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Network related expenses	$961	$-	$961	$970	(1)	$(9)	(1)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $1 million of Network related expenses as non-operating expense for the six months ended June 30, 2017.

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

Network related expenses for the three months ended June 30, 2018, were relatively flat as compared to the prior year period. The decrease in network related expenses for the six months ended June 30, 2018 was primarily driven by decreased compensation costs related to lower employee headcount and certain benefits, including incentive compensation, pension and OPEB expense (as discussed below), offset by an increase in outside services due to a West Virginia work stoppage and a decrease in capitalized expense.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended June 30,
	2018
	As		Amounts
	reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Selling, general and
administrative expenses	$460	$9	$469	$531	(1)	$(62)	(12)%

	For the six months ended June 30,
	2018
	As		Amounts
	reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of 606	ASC 606	2017		(Decrease)	(Decrease)

Selling, general and
administrative expenses	$929	$13	$942	$1,073	(1)	$(131)	(12)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $2 million of Selling, general and administrative expenses as non-operating expense for the six months ended June 30, 2017.

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

The decreases in SG&A expenses for both the three and six months ended June 30, 2018 primarily related to decreased employee headcount, lower compensation costs, certain benefits decreasing, including pension and OPEB expense (as discussed below), reduced facilities costs, and lower information technology and other outside services costs.

Pension and OPEB costs

Frontier allocates pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding pension settlement costs, for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2018	2017		2018	2017

Total pension/OPEB
expense	$30	$31	(1)	$59	$61	(1)
Less: costs capitalized into
capital expenditures	(7)	(7)		(14)	(14)
Net pension/OPEB costs	$23	$24	(1)	$45	$47	(1)

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $3 million of net operating expenses as non-operating expense for the six months ended June 30, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Depreciation expense	$343	$379	$(36)	(9)%
Amortization expense	143	173	(30)	(17)%
Depreciation and
Amortization expense	$486	$552	$(66)	(12)%

	For the six months ended June 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)
Depreciation expense	$688	$755	$(67)	(9)%
Amortization expense	303	376	(73)	(19)%
Depreciation and
Amortization expense	$991	$1,131	$(140)	(12)%

The decreases in depreciation expense for both the three and six months ended June 30, 2018 were primarily driven by lower net asset bases of certain plant assets.

The decreases in amortization expense for both the three and six months ended June 30, 2018  were primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

GOODWILL IMPAIRMENT

As a result of the significant decline in the share price of our common stock in the second quarter of 2018 and 2017, we tested goodwill for impairment. The results of our quantitative goodwill impairment test resulted in a $670 million goodwill impairment in the second quarter of 2017, principally due to the decline in our profitability during the period.  Results from our quantitative goodwill impairment test during the second quarter of 2018 did not result in additional impairment charges. Further declines in our profitability or share price could result in additional impairment in the future.

ACQUISITION AND INTEGRATION COSTS

	For the three months ended June 30,

			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$12	$(12)	(100)%

	For the six months ended June 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$14	$(14)	(100)%

Acquisition costs include financial advisory, accounting, regulatory, legal and other related costs. Integration costs include expenses that are incremental and directly related to the acquisition, which were incurred to integrate the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

network and information technology platforms. Integration costs also include costs to achieve synergies and operational efficiencies directly associated with the acquisition.

We invested $5 million in capital expenditures related to the 2016 acquisition of properties in California, Texas, and Florida with Verizon (CTF Acquisition) during the six months ended June 30, 2017.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended June 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$2	$29	$(27)	(93)%

	For the six months ended June 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$6	$41	$(35)	(85)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans.

Restructuring costs and other charges decreased for both the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to a reduction in the number of severed employees during both periods.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,

				$ Increase	% Increase
($ in millions)	2018	2017		(Decrease)	(Decrease)

Investment and other income (loss), net	$5	$-	(1)	$5	100%
Pension settlement	$25	$19	(1)	$6	32%
Gain (Loss) on extinguishment of debt	$-	$(90)		$90	(100)%
Interest expense	$385	$388		$(3)	(1)%
Income tax benefit	$(20)	$(210)		$190	(90)%

	For the six months ended June 30,
				$ Increase	% Increase
($ in millions)	2018	2017		(Decrease)	(Decrease)

Investment and other income (loss), net	$13	$-	(1)	$13	100%
Pension settlement	$25	$62	(1)	$(37)	(60)%
Gain (Loss) on extinguishment of debt	$33	$(90)		$123	(137)%
Interest expense	$759	$776		$(17)	(2)%
Income tax benefit	$(7)	$(249)		$242	(97)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $3 million of net operating expenses as non-operating expense for the six months ended June 30, 2017. Additional pension settlement costs of $62 million for the six months ended June 30, 2017, were reclassified from operating expense to non-operating expense.

Investment and other income, net

Investment and other income, net for the six months ended June 30, 2018 and 2017 included non-operating pension and OPEB income of $10 million and expense of $3 million, respectively.

Pension settlement costs

Frontier recognized non-cash settlement charges of $25 million and $62 million during the first six months of 2018 and 2017, respectively. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.

Gain (loss) on Extinguishment of Debt

During the six months ended June 30, 2018, Frontier recorded a gain on early extinguishment of debt of $33 million, driven by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs and a loss on early extinguishment of debt of $90 million for the six months ended June 30, 2017 driven primarily by premiums paid to retire certain senior notes prior to their maturity.

Interest expense

Interest expense for the three and six months ended June 30, 2018 decreased $3 million, or 1%, and $17 million, or 2%, respectively, as compared to the three and six months ended June 30, 2017. Our composite average borrowing rate as of June 30, 2018 and 2017 was 8.69% and 8.35%, respectively.

Income tax benefit

Income tax benefit for the six months ended June 30, 2018 decreased due to a lower pretax loss in 2018 as compared to 2017 as well as a decrease in the federal tax rate on income. The effective tax rates on our pretax income for the three and six months ended June 30, 2018  were 54.0% and 138.7%, respectively, compared with 24.0% and 25.2% for the pretax loss for the three and six months ended June 30, 2017, respectively. The change in the effective tax rate is primarily due to a lower pre-tax loss and the remeasurement of certain state valuation allowances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for the first six months of 2018 was $105 million, or $(1.35) per share, as compared to a net loss of $844 million, or $(10.88) per share, in the first six months of 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased revenues.

Diluted net loss attributable to Frontier common shareholders

Diluted net loss attributable to Frontier common shareholders for the first six months of 2018 was $105 million, or $(1.35) per share, as compared to a diluted net loss of $848 million, or $(10.89) per share, the first six months of 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of June 30, 2018, we had unrestricted cash and cash equivalents aggregating $384 million and restricted cash of $50 million included within income taxes and other current assets on our consolidated balance sheet. Our primary source of funds during the six months ended June 30, 2018 was cash on hand, cash generated from operations, and cash received from issuance of our Second Lien Notes. For the six months ended June 30, 2018, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures, dividends and debt repayments.

At June 30, 2018, we had a working capital deficit of $1,628 million, including $1,228 million of long-term debt due within one year, as compared to a working capital deficit of $1,185 million at December 31, 2017. The increase in the working capital deficit is primarily due to an increase in long term debt due within one year of $572  million, partially offset by the addition of Contract Acquisition costs as part of the adoption of ASC 606.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $94 million to $923 million for the six months ended June 30, 2018 as compared with the prior year period. The increase was primarily the result of a decrease in depreciation expense from the prior year and favorable changes in working capital.

We paid $5 million in net cash taxes and received $3 million in cash tax refunds during the six months ended June 30, 2018 and 2017, respectively.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2018 and 2017, our capital expenditures were $618 million and $583 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows used by Financing Activities

New Debt Issuances:

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes. The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bear interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018.

Debt Reductions:

During the six months ended June 30, 2018, Frontier used cash on hand for the scheduled retirement of $83 million contractual payments of principal indebtedness and open market purchases of $48 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020, $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021. During the first six months of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Capital Resources

Our primary source of cash is cash flows from operations. We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. Subsequent to the July debt activity noted below, we have $508 million of debt maturing during the last six months of 2018; $595 million and $437 million of debt will mature in 2019 and 2020, respectively.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement, as further amended on June 15, 2017 by Increase Joinder No.1 and on July 3, 2018 by Increase Joinder No. 2 (as so amended, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million undrawn secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024. The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year.

On January 25, 2018 Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Total Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A as of June 30, 2018 was LIBOR plus 2.75%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guaranties by certain Frontier subsidiaries. As of June 30, 2018, the company had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $62 million).

CoBank Credit Facilities:

As of June 30, 2018, Frontier had two senior secured credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto: (i) a $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement), and (ii) a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement), which matures on October 12, 2021. We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

On March 29, 2017, Frontier amended the CoBank Credit Agreements to provide for increases in the maximum Leverage Ratio and expansion of the security package identical to those contained in the JPM Credit Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On January 25, 2018 Frontier amended the CoBank Credit Agreements to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the net leverage ratio maintenance test with a first lien net leverage ratio maintenance test.

Borrowings under each of the CoBank Credit Agreements bear interest based on the margins over the Base Rate (as defined in the applicable CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under each of these facilities will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in each credit agreement. The interest rate on each of the facilities as of June 30, 2018 was the Base Rate plus 3.375%. Following the extinguishment of the 2014 CoBank Credit Agreement and partial repayment of the 2016 CoBank Credit Agreement on July 3, 2018 as described in “Subsequent Events” below, the interest rate on the 2016 CoBank Credit Agreement was reverted to LIBOR plus 4.375%. For June 30, 2018 the Base Rate and one-month LIBOR were 5.0% and 2.09% respectively.

As of June 30, 2018, we were in compliance with all of our indenture and credit facility covenants.

Subsequent Events:

Subsequent to the end of the quarter, on July 3, 2018, Frontier further amended the JPM Credit Agreement and the CoBank Credit Agreements. Among other things, the amendments replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier. Corresponding changes were made to the collateral package securing the Second Lien Notes.

In addition, on July 3, 2018, the Company entered into Increase Joinder No. 2 to the JPM Credit Agreement, pursuant to which the Company borrowed an incremental $240 million under the Term Loan B maturing in 2024.  The Company used the incremental borrowings to repay in full the 2014 CoBank Credit Agreement, repay a portion of the 2016 CoBank Credit Agreement and pay certain fees and expenses related to this incremental borrowing.

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the revolver up to a maximum of $134 million. As of June 30, 2018, $74 million and $62 million of undrawn Standby Letters of Credit had been issued under the LC Agreements and revolver respectively. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Amendment.

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

As of June 30, 2018, we were in compliance with all of our indenture and credit facility covenants.

Preferred Dividends

Holders of our Series A Preferred Stock were entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $53 million were paid during the six months ended June 30, 2018 and the final dividend of $54 million was paid on July 2, 2018. Each share of Series A Preferred Stock automatically converted into 1.3333 shares of our common stock on June 29, 2018.

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

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term or we are unable to satisfy other FCC CAF Phase II requirements, Frontier, we would be required to return a portion of the funds previously received.

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

On February 1, 2018, the FCC issued a Public Notice establishing the process for the Connect America Fund Phase II auction. The Phase II auction will award up to $198 million annually for 10 years to service providers that commit to offer voice and broadband services to fixed locations in unserved high-cost areas; the auction will also account for other service elements such as the minimum data speed provided and data usage allowances. Frontier has applied to participate in the auction, which will begin in July 2018.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2018,  81% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2018. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 19% of our outstanding borrowings at June 30, 2018 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $34 million of additional interest expense. Our undrawn $850 million revolving credit facility has interest rates that float with the LIBOR, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2018, the fair value of our long-term debt was estimated to be approximately $13.6 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.69% and our overall weighted average maturity was approximately seven years. As of June 30, 2018, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2017.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2018 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,674 million at December 31, 2017 to $2,499 million at June 30, 2018, a decrease of $175 million, or 7%. This decrease was a result of benefit payments of $202 million and negative investment returns of $37 million, net of investment management and administrative fees, partially offset by contributions of $64 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2018, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2018 to April 30, 2018
Employee Transactions (1)	108	$7.30

May 1, 2018 to May 31, 2018
Employee Transactions (1)	134	$8.46

June 1, 2018 to June 30, 2018
Employee Transactions (1)	73	$7.61

Totals April 1, 2018 to June 30, 2018
Employee Transactions (1)	315	$7.86

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
10.1

Consent and Amendment No. 3, dated as of July 3, 2018, to the First Amended and Restated Credit Agreement, dated as of February 27, 2017, as amended, among Frontier Communications Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on July 5, 2018.)*

10.2

Third Amendment, dated as of July 3, 2018, to the Credit Agreement, dated as of October 12, 2016, as amended, among Frontier Communications Corporation, CoBank, ACB, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on July 5, 2018.)*

10.3

Sixth Amendment, dated as of July 3, 2018, to the Credit Agreement, dated as of June 2, 2014, as amended, among Frontier Communications Corporation, CoBank, ACB, as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on July 5, 2018.)*

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

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 2, 2018