Form 10-Q
period 2018-09-30
FRONTIER COMMUNICATIONS CORP
filed 2018-11-07
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes    ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐        No   ☒

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2018 was 105,549,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$238	$362
Accounts receivable, less allowances of $106 and $69, respectively	744	819
Contract acquisition costs	102	-
Prepaid expenses	95	78
Income taxes and other current assets	103	64
Total current assets	1,282	1,323

Property, plant and equipment, net	14,268	14,377
Goodwill	6,624	7,024
Other intangibles, net	1,626	2,063
Other assets	233	97
Total assets	$24,033	$24,884

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$1,005	$656
Accounts payable	457	564
Advanced billings	261	270
Accrued content costs	111	102
Accrued other taxes	197	156
Accrued interest	233	401
Pension and other postretirement benefits	29	29
Other current liabilities	324	330
Total current liabilities	2,617	2,508

Deferred income taxes	1,204	1,139
Pension and other postretirement benefits	1,571	1,676
Other liabilities	296	317
Long-term debt	16,402	16,970

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 0 and 19,250 shares issued and outstanding
at September 30, 2018 and December 31, 2017, respectively)	-	-
Common stock, $0.25 par value (175,000 authorized shares,
106,025 and 79,532 issued and 105,553 and 78,441 outstanding,
at September 30, 2018 and December 31, 2017, respectively)	27	20
Additional paid-in capital	4,793	5,034
Accumulated deficit	(2,533)	(2,263)
Accumulated other comprehensive loss, net of tax	(330)	(366)
Treasury common stock	(14)	(151)
Total equity	1,943	2,274
Total liabilities and equity	$24,033	$24,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2018	2017	2018	2017

Revenue	$2,126	$2,251	$6,487	$6,911

Operating expenses:
Network access expenses	353	390	1,094	1,209
Network related expenses	476	498	1,437	1,468
Selling, general and administrative expenses	445	487	1,374	1,560
Depreciation and amortization	471	539	1,462	1,670
Goodwill impairment	400	-	400	670
Acquisition and integration costs	-	1	-	15
Restructuring costs and other charges	14	14	20	55
Total operating expenses	2,159	1,929	5,787	6,647

Operating income (loss)	(33)	322	700	264

Investment and other income, net	3	4	16	4
Pension settlement costs	9	15	34	77
Gain (loss) on extinguishment of debt	(2)	1	31	(89)
Interest expense	389	381	1,148	1,157

Loss before income taxes	(430)	(69)	(435)	(1,055)
Income tax benefit	(4)	(31)	(11)	(280)

Net loss	(426)	(38)	(424)	(775)
Less: Dividends on preferred stock	-	54	107	161
Net loss attributable to
Frontier common shareholders	$(426)	$(92)	$(531)	$(936)

Basic net loss per share
attributable to Frontier common shareholders	$(4.11)	$(1.19)	$(6.09)	$(12.06)

Diluted net loss per share
attributable to Frontier common shareholders	$(4.11)	$(1.19)	$(6.09)	$(12.07)

Total weighted average shares outstanding - basic	103,665	77,797	87,138	77,714

Total weighted average shares outstanding - diluted	103,665	77,797	87,138	77,875

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2018	2017	2018	2017

Net loss	$(426)	$(38)	$(424)	$(775)
Other comprehensive income (loss), net of tax	(34)	(20)	36	38

Comprehensive loss	$(460)	$(58)	$(388)	$(737)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

($ in millions and shares in thousands)

(Unaudited)

	For the nine months ended September 30, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity

Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	964	-	(127)	-	-	619	137	10
Dividends on preferred stock	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(424)	-	-	-	(424)
Other comprehensive income,
net of tax	-	-	-	-	-	-	36	-	-	36
Balance September 30, 2018	-	$-	106,025	$27	$4,793	$(2,533)	$(330)	(472)	$(14)	$1,943

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2018	2017

Cash flows provided from (used by) operating activities:
Net loss	$(424)	$(775)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,462	1,670
(Gain) loss on extinguishment of debt	(31)	89
Pension settlement costs	34	77
Stock-based compensation expense	14	10
Amortization of deferred financing costs	26	26
Other adjustments	(24)	(11)
Deferred income taxes	(12)	(286)
Goodwill impairment	400	670
Change in accounts receivable	43	161
Change in accounts payable and other liabilities	(239)	(449)
Change in prepaid expenses, income taxes and other assets	(40)	3
Net cash provided from operating activities	1,209	1,185

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(947)	(846)
Capital expenditures - Integration activities	-	(19)
Proceeds on sale of assets	11	109
Other	4	6
Net cash used by investing activities	(932)	(750)

Cash flows provided from (used by) financing activities:
Proceeds from long-term debt borrowings	1,840	1,500
Long - term debt payments	(1,997)	(1,662)
Financing costs paid	(43)	(15)
Premium paid to retire debt	(17)	(80)
Dividends paid on common stock	-	(219)
Dividends paid on preferred stock	(107)	(161)
Capital lease obligation payments	(30)	(30)
Other	(11)	(4)
Net cash used by financing activities	(365)	(671)

Decrease in cash, cash equivalents, and restricted cash	(88)	(236)
Cash, cash equivalents, and restricted cash at January 1,	376	522

Cash, cash equivalents, and restricted cash at September 30,	$288	$286

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,266	$1,373
Income tax payments (refunds), net	$5	$(4)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Summary of Significant Accounting Policies:

a)	Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2018, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the impact of the adoption of ASC 606 on revenue, operating expenses, and operating income for the three and nine months ended September 30, 2018:

	For the three months ended September 30, 2018
			Amounts without
		Adjustments	Adoption of
($ in millions)	As Reported	for ASC 606	ASC 606

Revenue	$2,126	$(6)	$2,120
Operating expenses	2,159	3	2,162
Operating loss	$(33)	$(9)	$(42)

	For the nine months ended September 30, 2018
			Amounts without
		Adjustments	Adoption of
($ in millions)	As Reported	for ASC 606	ASC 606

Revenue	$6,487	$(14)	$6,473
Operating expenses	5,787	10	5,797
Operating income (loss)	$700	$(24)	$676

c)	Revenue Recognition:

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

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), $50 million and $52 million, and $160 million and $160 million for the three and nine months ended September 30, 2018 and 2017, respectively, and video franchise fees of $11 million and $13 million, and $35 million and $39 million for the three and nine months ended September 30, 2018 and 2017, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.

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

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million and $14 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of September 30, 2018 and December 31, 2017.  This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

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

As a result of our quarterly qualitative assessment, we tested goodwill for impairment as of September 30, 2018. Refer to Note 6 for a discussion of our goodwill impairment testing and results as of September 30, 2018.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the impacts of adopting ASU No. 2017-07.

	For the three months ended September 30, 2017
		Impact of Adoption
($ in millions)	As Reported	of ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$497	$1	$498
Selling, general and administrative expenses	$486	$1	$487
Pension settlement costs	$15	$(15)	$-

Non-operating income/expenses:
Investment and other income, net	$2	$2	$4
Pension settlement costs	$-	$15	$15

	For the nine months ended September 30, 2017
		Impact of Adoption
($ in millions)	As Reported	of ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$1,468	$-	$1,468
Selling, general and administrative expenses	$1,561	$(1)	$1,560
Pension settlement costs	$77	$(77)	$-

Non-operating income/expenses:
Investment and other income, net	$5	$(1)	$4
Pension settlement costs	$-	$77	$77

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (ASC 842).” This standard, along with its amendments, establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Frontier plans to adopt ASU 2016-02 using the modified retrospective approach which will result in the recognition of operating leases on the consolidated balance sheet without revising comparative period information or disclosures. The modified retrospective approach includes a number of optional practical expedients that we are currently evaluating and may elect to apply when we adopt this standard.  Frontier is currently evaluating the impact of adoption on our financial statements and related disclosures, including expected increases to assets and liabilities on our balance sheet, and expected minimal impact on our statement of operations.

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

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (ASC 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees and supersedes the guidance in ASC 505-50. Currently, nonemployee share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Frontier is currently evaluating the impact of adopting this guidance.

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

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered a separate performance obligation under ASC606. As a result, while these incentives are free to the customer, a portion of the consideration received from the customer over the contract term is ascribed to them based upon their relative stand-alone selling price. The revenue, reflected in “Other revenue” and costs, reflected in “Network access expense”, for these incentives are recognized when they are delivered to the customer and the performance obligation is satisfied.  Similar to discounts, these types of incentives generally result in the creation of a contract asset during the beginning of the contract term. As part of the above transition adjustment, $40 million and $37 million of Short-term and Long-term contract assets were recorded, respectively. As of September 30, 2018, we have included $38 million of Short-term contract assets in Other current assets and $37 million of Long-term contract assets in Other assets on our consolidated balance sheet.

Upfront Fees

All non-refundable upfront fees provide our customers with a material right to renew and therefore must be deferred and amortized into revenue over the expected period for which related services are provided.  With upfront fees assessed at the beginning of a contract, a contract liability is often created, which is reduced over the term of the contract as the performance obligations are satisfied. As part of the transition adjustment above, $13 million and $9 million of Short-term and Long-term contract liabilities were recorded, respectively, for carrier upfront fees. As of September 30, 2018, we have included $13 million of Short-term contract liabilities in Other current liabilities and $9 million of Long-term contract liabilities in Other liabilities on our consolidated balance sheet related to carrier upfront fees.

Contract Acquisition Costs

Under ASC 606, certain costs to acquire customers must be deferred and amortized over the related contract period or expected customer life (average of 3.8 years). For Frontier, this includes certain commissions paid to acquire new customers. Beginning January 1, 2018, commissions attributable to new customer contracts are being deferred and amortized into expense. Historically these acquisition costs were expensed as incurred. Frontier expects that the incremental commissions paid as a result of acquiring customers are recoverable and therefore, as part of the transition adjustment above, short-term acquisition costs of $87 million and long-term contract acquisition costs of $117 million were deferred. For the nine months ended September 30, 2018, Frontier deferred $106 million of costs and amortized deferred costs of $80 million to Selling, general and administrative expense. As of September 30, 2018, we have recorded short-term contract acquisition costs of $102 million and included $128 million of long-term contract acquisition costs in Other assets on our consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves and Disputes

For carrier disputes, Frontier previously recorded a reserve as a reduction of commercial revenue on a case by case basis once the carrier claim was validated by Frontier. Under ASC 606, credits issued for disputes are variable consideration and an estimate for the credits to be issued is now being recorded at the time of customer billing and the related contract liability is reflected in our Allowance for doubtful accounts (see Note 4).  Other than the transition adjustment, there was no impact to our operating results for the nine months ended September 30, 2018 related to this change.

Switched Access

Under ASC 606, switched access revenue, which has been historically reflected in Other regulatory revenue, is considered revenue from a customer; therefore, will be reflected in commercial customer revenue on a prospective basis.

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities requested by them. Historically, these amounts were reflected as offsets to the costs of construction and were recorded net in property, plant and equipment accounts. Under ASC 606, certain CIAC amounts will now be recognized as other customer revenue. For the nine months ended September 30, 2018, we recognized $26 million in Revenue for performance obligations that were satisfied during the period.

USF Fees

Universal Service Fund Fees assessed to our customers were previously reflected in regulatory revenue. Under ASC 606, these amounts are being included in contract value and allocated to the services which have been delivered based on relative stand-alone selling price of each service.

The following table summarizes the impacts of adopting ASC 606 on Frontier’s consolidated balance sheet as of September 30, 2018.

	September 30, 2018
		Impact of	Amounts Excluding
($ in millions)	As Reported	Adoption of ASC 606	Adoption of ASC 606
Assets
Accounts receivable, net	$744	$38	$782
Contract acquisition costs	$102	$(102)	$-
Prepaid expenses	$95	$5	$100
Other current assets	$103	$4	$107
Property, plant and equipment, net	$14,268	$(47)	$14,221
Other assets	$233	$(132)	$101

Liabilities and Equity
Other current liabilities	$324	$(4)	$320
Other liabilities	$296	$3	$299
Deferred income taxes	$1,204	$(52)	$1,152
Accumulated deficit	$(2,533)	$(181)	$(2,714)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize the impacts of adopting ASC 606 on Frontier’s statement of operations for the three and nine months ended September 30, 2018.

	For the three months ended September 30, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$2,126	$(6)	$2,120

Operating expenses:
Network access expenses	353	1	354
Network related expenses	476	-	476
Selling, general and administrative expenses	445	2	447
Other operating expenses	885	-	885
Total operating expenses	2,159	3	2,162

Operating loss	$(33)	$(9)	$(42)

	For the nine months ended September 30, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$6,487	$(14)	$6,473

Operating expenses:
Network access expenses	1,094	(5)	1,089
Network related expenses	1,437	-	1,437
Selling, general and administrative expenses	1,374	15	1,389
Other operating expenses	1,882	-	1,882
Total operating expenses	5,787	10	5,797

Operating income (loss)	$700	$(24)	$676

The impact of adoption of ASC 606 on net income, basic and diluted net loss per share, consolidated statement of comprehensive income, and the consolidated statement of cash flows were not material for the three and nine months ended September 30, 2018.

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

	For the three months ended September 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Data and Internet services	$961	$(23)	$938	$956
Voice services	669	(35)	634	702
Video services	260	27	287	318
Other	141	(53)	88	84
Revenue from contracts
with customers	2,031	(84)	1,947	2,060
Subsidy and other regulatory revenue	95	78	173	191
Total revenue	$2,126	$(6)	$2,120	$2,251

	For the three months ended September 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Consumer	$1,069	$(22)	$1,047	$1,102
Commercial	962	(62)	900	958
Revenue from contracts
with customers	2,031	(84)	1,947	2,060
Subsidy and other regulatory revenue	95	78	173	191
Total revenue	$2,126	$(6)	$2,120	$2,251

	For the nine months ended September 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Data and Internet services	$2,919	$(91)	$2,828	$2,923
Voice services	2,053	(101)	1,952	2,177
Video services	810	83	893	994
Other	416	(157)	259	231
Revenue from contracts
with customers	6,198	(266)	5,932	6,325
Subsidy and other regulatory revenue	289	252	541	586
Total revenue	$6,487	$(14)	$6,473	$6,911

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the nine months ended September 30,
	2018

		Impact of	Amounts Excluding
		Adoption of	Adoption of
($ in millions)	As reported	ASC 606	ASC 606	2017

Consumer	$3,292	$(88)	$3,204	$3,390
Commercial	2,906	(178)	2,728	2,935
Revenue from contracts
with customers	6,198	(266)	5,932	6,325
Subsidy and other regulatory revenue	289	252	541	586
Total revenue	$6,487	$(14)	$6,473	$6,911

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

The opening and closing balances of Frontier’s contract asset, contract liability, receivables, and advanced billings balances for the nine months ended September 30, 2018 are as follows:

	Contract		Contract
($ in millions)	Assets		Liabilities

Balance January 1, 2018	$77	(1)	$(60)	(3)
Revenue recognized included
in opening contract balance	(38)		90
Cash received, excluding amounts
recognized as revenue	-		(109)
Credits granted, excluding amounts
recognized as revenue	36		-
Other	-		6
Balance September 30, 2018	$75	(2)	$(73)	(4)

(1) Includes $40 million in other current assets and $37 million in other assets.

(2) Includes $38 million in other current assets and $37 million in other assets.

(3) Includes $41 million in other current liabilities and $19 million in other liabilities.

(4) Includes $45 million in other current liabilities and $28 million in other liabilities.

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

($ in millions)	Revenue from contracts with customers
2018 (remaining three months)	$1,359
2019	2,713
2020	1,001
2021	386
2022	220
Thereafter	262
Total	$5,941

(4)      Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2018	December 31, 2017

Retail and wholesale	$767	$801
Other	83	87
Less: Allowance for doubtful accounts	(106)	(69)
Accounts receivable, net	$744	$819

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. A transition adjustment of $32 million was recorded for the impact of ASC 606 to the Allowance for doubtful accounts as of January 1, 2018 to reflect the cumulative impact of this change on prior periods.

Bad debt expense, which is recorded as a reduction to revenue,  is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2018	2017	2018	2017

Bad debt expense	$21	$26	$62	$83

(5)      Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2018	December 31, 2017

Property, plant and equipment	$27,391	$26,496
Less: Accumulated depreciation	(13,123)	(12,119)
Property, plant and equipment, net	$14,268	$14,377

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In 2018, we sold certain properties subject to leaseback, generating $11 million in net proceeds. For these properties, we have deferred $9 million in related gains that will be amortized over the related lease terms of two years.

In November 2018, we entered into an agreement to sell 95 wireless towers for approximately $80 million.

For the nine months ended September 30, 2018, amortization of deferred gains for properties sold in 2017 and 2018 totaled $27 million, which are included in “Selling, general and administrative expenses” on our consolidated statement of operations. We have a remaining deferred gain balance of $25 million, which is included in “Other current liabilities.”

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2018	2017	2018	2017

Depreciation expense	$337	$376	$1,025	$1,131

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2017, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(6)      Goodwill and Other Intangibles:

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. During our quarterly qualitative assessment, we determined it was more likely than not that the fair value of our operating segment was less than the carrying amount, and as a result of that assessment, we tested goodwill for impairment as of September 30, 2018.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports within the telecommunications industry have historically supported a range of fair values of multiples between 5.0x and 7.9x annualized EBITDA (defined as operating income, net of acquisition and integration costs, noncash pension and OPEB costs, pension settlement costs, goodwill impairment and restructuring costs and other charges, as well as depreciation and amortization).  We estimated the enterprise fair value using a multiple of 5.5x EBITDA.

Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairment of $400 million, which was based on the amount that the enterprise carrying value exceeded the fair value.

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

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired, noting no additional impairment was present as of September 30, 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total accumulated goodwill impairments were $3,188 million and $2,788 million as of September 30, 2018 and December 31, 2017, respectively.

The components of other intangibles are as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(3,721)	$1,467	$5,188	$(3,294)	$1,894
Trade name	122	-	122	122	-	122
Royalty agreement	72	(35)	37	72	(25)	47
Total other intangibles	$5,382	$(3,756)	$1,626	$5,382	$(3,319)	$2,063

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2018	2017	2018	2017

Amortization expense	$134	$163	$437	$539

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)      Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2018 and December 31, 2017. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2018		December 31, 2017

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$16,402	$13,801	$16,970	$13,994

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8)      Long-Term Debt:

The activity in our long-term debt from January 1, 2018 through September 30, 2018 is summarized as follows:

		For the nine months ended September 30, 2018
($ in millions)	January 1, 2018	Payments and Retirements	New Borrowings	September 30, 2018	Interest Rate at September 30, 2018*

Secured debt issued by Frontier	$3,511	$(349)	$1,840	$5,002	6.91%
Unsecured debt issued by Frontier	13,495	(1,711)	-	11,784	9.49%
Secured debt issued by subsidiaries	107	-	-	107	8.35%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,863	$(2,060)	$1,840	$17,643	8.64%

Less: Debt Issuance Costs	(183)			(185)
Less: Debt Premium/(Discount)	(54)			(51)
Less: Current Portion	(656)			(1,005)
	$16,970			$16,402

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at September 30, 2018 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/24/2019 (1)	$-	6.625% (Variable)	$245	5.445% (Variable)
Term loan due 3/31/2021 (2)	1,421	5.000% (Variable)	1,483	4.320% (Variable)
Term loan due 10/12/2021(3)	246	6.625% (Variable)	276	5.445% (Variable)
Term loan due 6/15/2024 (4)	1,721	6.000% (Variable)	1,492	5.320% (Variable)
Second lien notes due 4/1/2026	1,600	8.500%	-
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	1	0.000%	2	0.000%
Total secured debt issued by Frontier	5,002		3,511

Unsecured debt issued by Frontier
Senior notes due 10/1/2018	431	8.125%	491	8.125%
Senior notes due 3/15/2019	404	7.125%	404	7.125%
Senior notes due 4/15/2020	172	8.500%	619	8.500%
Senior notes due 9/15/2020	55	8.875%	303	8.875%
Senior notes due 7/1/2021	89	9.250%	490	9.250%
Senior notes due 9/15/2021	220	6.250%	775	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	11,784		13,495

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	7	6.152%	7	6.152%
Total secured debt issued by subsidiaries	107		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,643	8.7%(5)	$17,863	8.1%(5)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loans and Credit Facilities:

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024.  The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A as of September 30, 2018 was LIBOR plus 2.75%.  Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of September 30, 2018, Frontier had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $70 million).

On January 25, 2018 Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the JPM Credit Agreement to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interest of certain direct subsidiaries of Frontier.

On October 1, 2018 the Company drew down on the Revolver, and as of November 7, 2018, $300 million was outstanding on the Revolver.

CoBank Credit Facilities

Frontier has a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018, as described below under “New Debt Issuances and Debt Reductions.” We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

The 2016 CoBank Credit Agreement matures on October 12, 2021. Borrowings under the 2016 CoBank Credit Agreement bear interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under the facility will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in the 2016 CoBank Credit Agreement. The interest rate on the facility as of September 30, 2018 was LIBOR plus 4.375%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On January 25, 2018 Frontier amended the CoBank Credit Agreements to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the CoBank Credit Agreements to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier.

As of September 30, 2018, we were in compliance with all of our indenture and credit facility covenants.

New Debt Issuances and Debt Reductions:

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

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bear interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018. On July 3, 2018, the collateral package for the Second Lien Notes was amended to replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier, consistent with amendments made to Frontier’s credit agreements.

During the nine months ended September 30, 2018, Frontier used cash on hand for the scheduled retirement of $115 million payments of principal indebtedness and open market purchases of $61 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020,  $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021. During the first nine months of 2018, Frontier recorded a gain on early extinguishment of debt of $31 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

On October 1, 2018, Frontier retired $431 million principal amount outstanding of 8.125% senior notes due 2018 at maturity.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below represents our future principal payments as of September 30, 2018.

Principal payments as of
($ in millions)	September 30, 2018

2018 (remaining three months)	$463
2019	$595
2020	$437
2021	$1,604
2022	$2,706
2023	$868
Thereafter	$10,970

(9)      Restructuring Costs and Other Charges:

Transformation Program

During the second quarter of 2018, Frontier announced a multi-year strategic plan with the objective of improving revenues, profitability,  and cash flows by enhancing our operations and customer service and support processes (the “Transformation Program”). During the three months ended September 30, 2018, we incurred $12 million in costs directly associated with these activities.

We have retained a consulting firm to assist in executing on various aspects of this plan.  The consulting firm will be eligible to receive quarterly fees in the event that we achieve targeted improvements in the Company’s profitability, and bonus payments in the event that we achieve targeted improvements in the Company’s profitability or stock price. In certain circumstances, the consulting firm may become eligible to receive the bonus payments and specified fees upon a change of control or termination of the consulting arrangement. Amounts accrued in connection with the consulting agreement are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs

As of September 30, 2018, restructuring related liabilities of $11  million pertaining to employee separation charges were included in “Other current liabilities” in our consolidated balance sheet.

Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $8  million and $46 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the nine months ended September 30, 2018 and 2017, respectfully.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and other programs at September 30, 2018:

($ in millions)

Balance, January 1, 2018	$25
Severance expense	8
Transformation costs	12
Cash payments during the period	(34)
Balance, September 30, 2018	$11

(10)    Investment and Other Income:

The following is a summary of the components of Investment and Other Income for the three and nine months ended September  30, 2018 and 2017:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2018	2017	2018	2017

Interest and dividend income	$2	$2	$5	$5
Pension and OPEB benefit/(costs)	2	2	12	(1)
All other, net	(1)	-	(1)	-
Total investment and other income, net	$3	$4	$16	$4

(11)    Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2018	2017	2018	2017

Consolidated tax provision at federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income tax provisions, net of federal income
tax benefit	0.8	2.8	0.4	1.7
Remeasurement of certain deferred tax balances	-	-	0.9	-
Tax reserve adjustment	0.5	(1.0)	0.5	(0.2)
Changes in certain deferred tax balances	(10.4)	7.1	(8.6)	0.2
Goodwill impairment	(10.4)	-	(10.3)	(10.2)
Shared-based payments	-	0.1	(0.8)	(0.2)
Federal research and development tax credit	(1.0)	1.5	(1.0)	0.3
All other, net	0.4	0.1	0.4	(0.1)
Effective tax rate	0.9%	45.6%	2.5%	26.5%

Under ASC 605, income tax benefit would have been $3 million more for the nine months ended September 30, 2018, as a result of changes in pre-tax income as discussed in Note 3.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amounts pertaining to income tax related accounts of $2 million and $0 million are included in “Income taxes and other current assets” in the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain state net operating loss carryforwards during the third quarter of 2018, including the development of recent years of pre-tax book losses.  On the basis of this evaluation, a valuation allowance of $55 million ($44 million net of federal benefit) has been recorded on the deferred tax assets related to these state NOL carryforwards and reflected in “Changes in certain deferred tax balances”. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

(12)    Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions and shares in thousands, except per share amounts)	2018	2017	2018	2017

Net loss used for basic and diluted loss
per share:
Net loss attributable to Frontier common shareholders	$(426)	$(92)	$(531)	$(936)
Less: Dividends paid on unvested restricted stock awards	-	-	-	(2)
Total basic net loss
attributable to Frontier common shareholders	$(426)	$(92)	$(531)	$(938)
Effect of loss related to dilutive stock units	-	-	-	(2)
Total diluted net loss
attributable to Frontier common shareholders	$(426)	$(92)	$(531)	$(940)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	105,740	78,488	88,997	78,399
Less: Weighted average unvested restricted stock awards	(2,075)	(691)	(1,859)	(685)
Total weighted average shares outstanding - basic	$103,665	$77,797	$87,138	$77,714

Basic net loss per share
attributable to Frontier common shareholders	$(4.11)	$(1.19)	$(6.09)	$(12.06)

Diluted loss per share:
Total weighted average shares outstanding - basic	103,665	77,797	87,138	77,714
Effect of dilutive stock units	-	-	-	161
Total weighted average shares outstanding - diluted	$103,665	$77,797	$87,138	$77,875

Diluted net loss per share
attributable to Frontier common shareholders	$(4.11)	$(1.19)	$(6.09)	$(12.07)

In calculating diluted net loss per common share for the three and nine months ended September 30, 2018 and 2017, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

For the three and nine months ended September 30, 2018 and 2017,  previously granted options to purchase 1,334 and 2,664 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At September 30, 2018 and 2017, we had 299,827 and 161,020 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan),  the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the nine months ended September 30, 2018 and 2017 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $1 and $(4) million for the nine months ended September 30, 2018 and 2017, respectively.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of September 30, 2017, as their impact was antidilutive.

(13)    Capital Stock:

On June 29, 2018, all outstanding shares of Frontier’s 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of approximately 25,529,000 shares (net of fractional shares) of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Frontier issued cash in lieu of fractional shares of common stock in the conversion. These payments were recorded as a reduction to Additional paid-in capital. The final dividend was paid on July 2, 2018.

(14)    Stock Plans:

At September 30, 2018, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At September 30, 2018, there were approximately 5,667,000 shares authorized for grant and approximately 2,636,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP,  the 2009 EIP and the 2013 EIPS, the EIPs).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance Shares

On February 14, 2018, the Compensation Committee of our Board of Directors granted approximately 284,000 net performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2018, which applies to the first year of the 2018-2020 measurement period, the second year of the 2017-2019 measurement period and the third year of the 2016-2018 measurement period.

The following summary presents information regarding LTIP target performance shares as of September 30, 2018 and changes during the nine months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2018	306
LTIP target performance shares granted, net	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(73)
Balance at September 30, 2018	499

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the nine months ended September 30, 2018 and 2017, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $3 million and $0, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2018 and changes during the nine months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2018	633	$58.63	$4
Restricted stock granted	2,023	$8.26	$13
Restricted stock vested	(221)	$66.81	$(1)
Restricted stock forfeited	(560)	$16.32
Balance at September 30, 2018	1,875	$16.08	$12

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2018 was $28 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

Shares of restricted stock granted during the first nine months of 2017 totaled 454,000. The total fair value of shares of restricted stock granted and vested at September 30, 2017 was approximately $5 million and $3 million, respectively. The total fair value of unvested restricted stock at September 30, 2017 was $8 million. The weighted average grant date fair value of restricted shares granted during the nine months ended September 30, 2017 was $47.77 per share.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $10 million and $14 million for each of the nine month periods ended September 30, 2018 and 2017, respectively, has been recorded in connection with these grants.

(15)    Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at September 30, 2018 and 2017, and changes for the nine months then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (a)	$(345)	$(21)	$(366)
Other comprehensive income (loss) before reclassifications	1	1	2
Amounts reclassified from accumulated other comprehensive loss to net loss	38	(4)	34
Net current-period other comprehensive income (loss)	39	(3)	36
Balance at September 30, 2018 (a)	$(306)	$(24)	$(330)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2017 (a)	$(403)	$16	$(387)
Other comprehensive income (loss) before reclassifications	(21)	-	(21)
Amounts reclassified from accumulated other comprehensive loss to net loss	63	(4)	59
Net current-period other comprehensive income (loss)	42	(4)	38
Balance at September 30, 2017 (a)	$(361)	$12	$(349)

(a)

Pension and OPEB amounts are net of deferred tax balances of $223 million and $231 million as of January 1, 2018 and 2017, respectively and $206 million and $209 million as of September 30, 2018 and 2017, respectively.

As a result of pension settlement accounting, the Frontier Communications Pension Plan (the Pension Plan) was remeasured as of September 30, 2018 and as of September 30, 2017. For the nine months ended September 30, 2018, Frontier recorded a net gain on remeasurement of $7 million to Other comprehensive income (loss). Additionally, Frontier recorded pension settlement charges totaling $34 million ($26  million net of tax) to other comprehensive income.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2017, Frontier recorded a net loss on remeasurement of $32 million to Other comprehensive income (loss), respectively. Pension settlement charges of $15 million and $77 million were recorded to other comprehensive income for the three and nine months ended September 30, 2017, respectively. Refer to Note 16 for details about the settlement accounting.

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
($ in millions)
					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Income (Loss)
Comprehensive Loss Components	2018	2017	2018	2017	is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(4)	$(6)	$(17)	$(23)
Pension settlement costs	(9)	(15)	(34)	(77)
	(13)	(21)	(51)	(100)	Income (loss) before income taxes
Tax impact	2	8	13	37	Income tax (expense) benefit
	$(11)	$(13)	$(38)	$(63)	Net income (loss)

Amortization of OPEB Cost Items (b)
Prior-service costs	$1	$2	$6	$7
Actuarial gains (losses)	-	1	(1)	-
	1	3	5	7	Income (loss) before income taxes
Tax impact	-	(2)	(1)	(3)	Income tax (expense) benefit
	$1	$1	$4	$4	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 16 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)    Retirement Plans:

The following tables provide the components of total benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2018	2017	2018	2017

Components of total pension benefit cost
Service cost	$22	$26	$70	$76
Interest cost on projected benefit obligation	31	27	91	94
Expected return on plan assets	(45)	(43)	(143)	(139)
Amortization of unrecognized loss	4	6	17	23
Net periodic pension benefit cost	$12	$16	$35	$54
Pension settlement costs	9	15	34	77
Total pension benefit cost	$21	$31	$69	$131

	Postretirement Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2018	2017	2018	2017

Components of net periodic postretirement benefit cost
Service cost	$5	$5	$16	$16
Interest cost on projected benefit obligation	9	11	28	30
Amortization of prior service cost/(credit)	(1)	(2)	(6)	(7)
Amortization of unrecognized (gain) loss	-	(1)	1	-
Net periodic postretirement benefit cost	$13	$13	$39	$39

During the first nine months of 2018 and 2017, we capitalized $20 million and $20 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

The Pension Plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the nine months ended September 30, 2018, lump sum pension settlement payments to terminated or retired individuals amounted to $227 million,  which exceed the settlement threshold of $216 million in 2018, and as a result, Frontier recognized non-cash settlement charges of $34 million during the first nine months of 2018. These non-cash charges accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges decreased our recorded net income (loss), with an offset to Accumulated other comprehensive loss in shareholders’ equity. As a result of the recognition of the settlement charges in the first nine months of 2018, the net pension plan liability was remeasured as of September 30, 2018 to be $564 million, as compared to the $689 million measured and recorded at December 31, 2017.

During the nine months ended September 30, 2017, lump sum pension settlement payments to terminated or retired individuals amounted to $449 million, which exceeded the settlement threshold of $224 million, and as a result, Frontier recognized non-cash settlement charges of $77 million during the first nine months of 2017. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. As a result of the recognition of the settlement charges in the first nine months of 2017, the net pension plan liability was remeasured as of September 30, 2017

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to be $717 million, as compared to the $711 million measured and recorded at June 30, 2017. Frontier did not record any adjustment to the pension plan liability, beyond the settlement charge, as a result of this remeasurement.

Our Pension Plan assets decreased from  $2,674 million at December 31, 2017 to $2,567 million at September 30, 2018, a decrease of $107 million, or 4%. This decrease was a result of benefit payments of $274 million and investment management and administrative fees,  partially offset by contributions of $135 million and positive investment returns of $31 million.

During the third quarter of 2018, Frontier contributed real estate property with an aggregate fair value of $37 million for the purpose of funding a portion of its contribution obligations to the Plan.  We have entered into a long-term lease arrangement with the Plan.  The property is managed on behalf of the Plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

Required pension plan contributions for the full year 2018 are approximately $150 million, of which $135 million was contributed to the Plan during the first nine months of 2018, consisting of cash payments of $98 million and the contribution of real property with a fair value of $37 million. An additional cash contribution of $15 million was made on October 15, 2018. Frontier believes that there are no further contributions required in 2018.

(17)    Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 in return for the company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Frontier’s frozen high-cost phasedown support is expected to be $6 million in 2018.

In August 2018, the FCC concluded its Connect America Fund Phase II auction to award $200 million in funding over ten years in areas where its original offer of support in 2015 was not accepted by carriers.  The results of the Phase II auction have no impact on Frontier’s current $332 million in CAF Phase II support. Frontier did participate in this auction and the amount won is immaterial to results.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions: Auction 101 (28 GHz) and Auction 102 (24 GHz).  Auction 101, scheduled to start on November 14, 2018, will offer two 425 MHz licenses in 1,536 counties, and Auction 102, scheduled to start after the conclusion of Auction 101, will offer seven 100 MHz licenses in 416 Partial Economic Areas. Frontier cannot say to what extent it will participate, if at all, and cannot predict to what level it would be successful in either auction.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals.  The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one piece of the Order back to the FCC. On October 10, 2018,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the FCC filed a Motion to Stay the Court’s Decision. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint is brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint seeks, among other things, damages and equitable and injunctive relief. We dispute the allegations in the complaint described above and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts.  The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements.  We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

•	the impact of regulatory, investigative and legal proceedings and legal compliance risks;

•	government infrastructure projects (such as highway construction) that impact our capital expenditures;

•	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•	the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors;

•	our ability to meet our remaining CAF II funding obligations and the risk of penalties or obligations to return certain CAF II funds;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics;

•

the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us, as well as potential future decreases in the value of our deferred tax assets;

•	the effects of increased medical expenses and pension and postemployment expenses;

•	our ability to successfully renegotiate union contracts;

•

changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to our pension plans;

•	our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•	adverse changes in the credit markets, which could impact the availability and cost of financing;

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility as well as our ability to access the capital markets in the future;

•	the effects of state regulatory requirements that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•	the effects of changes in both general and local economic conditions in the markets that we serve;

•	our ability to hire or retain key personnel;

•	the effects of severe weather events or other natural or man-made disasters, which have, and may in the future, increase our operating and capital expenses or adversely impact customer revenue;

•	the impact of potential information technology or data security breaches or other disruptions; and

•	the risks and other factors contained in our most recent Form 10-K and other filings with the SEC.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.6 million customers, 3.8 million broadband subscribers and 21,400 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include Data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2017 and 2018 operating results. The table below reflects the results for the nine months ended September 30, 2018 under the historical method of accounting as well as under ASC 606. The significant adjustments have been broken out and a brief explanation for each provided. See Notes to the Consolidated Financial Statements for additional details.

	For the nine months ended September 30, 2018
	Amounts			Switched
	excluding	Discounts		Access		As Reported
	Adoption of	and	Upfront	and USF		under
($ in millions)	ASC 606	Incentives	Fees	Fees	Other	ASC 606

Revenue:
Data and Internet services	$2,828	$62	$38	$4	$(13)	$2,919
Voice services	1,952	(38)	(5)	152	(8)	2,053
Video services	893	(57)	(27)	1	-	810
Other	259	16	-	96	45	416
Revenue from contracts
with customers	5,932	(17)	6	253	24	6,198
Subsidy and other
regulatory revenue	541	-	(1)	(253)	2	289
Total revenue	$6,473	$(17)	$5	$-	$26	$6,487

Operating Expenses:
Network access expenses	1,089	5	-	-	-	1,094
Network related expenses	1,437	-	-	-	-	1,437
Selling, general and
administrative expenses	1,389	-	11	-	(26)	1,374
Depreciation and
amortization	1,462	-	-	-	-	1,462
Goodwill impairment	400	-	-	-	-	400
Restructuring costs and
other charges	20	-	-	-	-	20
Total operating expenses	$5,797	$5	$11	$-	$(26)	$5,787

Operating income (loss)	676	(22)	(6)	-	52	700

Customer Revenue:
Consumer	3,204	9	-	78	1	3,292
Commercial	2,728	(26)	6	175	23	2,906
Revenue from contracts
with customers	$5,932	$(17)	$6	$253	$24	$6,198

Average monthly consumer
revenue per customer	$83.27					$85.54

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

CUSTOMER RELATED METRICS

	As of or for the three months ended
	September 30, 2018		December 31, 2017	% Increase (Decrease)	September 30, 2017	% Increase (Decrease)

Customers (in thousands)	4,574		4,850	(6)%	4,949	(8)%

Consumer customer metrics
Customers (in thousands)	4,152		4,397	(6)%	4,486	(7)%
Net customer additions/(losses)	(86)		(89)	(3)%	(99)	(13)%
Average monthly consumer
revenue per customer	$83.20	(1)	$81.61	2%	$80.91	3%
Customer monthly churn	2.03%		1.98%	3%	2.08%	(2)%

Commercial customer metrics
Customers (in thousands)	422		453	(7)%	463	(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,802		3,938	(3)%	4,000	(5)%
Net subscriber additions/(losses)	(61)		(63)	(3)%	(63)	(3)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	873		961	(9)%	981	(11)%
Net subscriber additions/(losses)	(29)		(20)	45%	(26)	12%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	211		235	(10)%	244	(14)%
Net subscriber additions/(losses)	(8)		(9)	(11)%	(10)	(20)%

Employees	21,375		22,736	(6)%	23,181	(8)%

	As of or for the nine months ended
	September 30, 2018		September 30, 2017	% Increase (Decrease)
Consumer customer metrics
Average monthly consumer
revenue per customer	$83.27	(1)	$80.73	3%
Customer monthly churn	2.03%		2.23%	(9)%

(1)

The Consumer ARPC included in the table above represents our Consumer ARPC under ASC 605.  ARPC after implementing the changes for ASC 606 is $84.92 and $85.54 for the three and nine months ended September 30, 2018, respectively.

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of September 30, 2018, 63% of our consumer broadband customers were subscribed to at least one other service offering.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We had approximately 4.2 million and 4.5 million total consumer customers as of September 30, 2018 and 2017, respectively. Our consumer customer churn was 2.03%, for the three and nine months ended September 30, 2018, compared to 2.08% and 2.23%, respectively for the three and nine months ended September 30, 2017, and 1.95% for the three months ended June 30, 2018. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $2.29, or 3%, to $83.20 and increased by $2.54, or 3%, to $83.27 for the three and nine months ended September 30, 2018, respectively as compared to the prior year period. The overall increase in consumer ARPC is primarily a result of residential and broadband initiatives that were implemented during the fourth quarter of 2017.

We had approximately 422,000 and 463,000 total commercial customers as of September 30, 2018 and 2017, respectively. We lost approximately 8,000 and 31,000 commercial customers, respectively, during the three and nine months ended September 30, 2018 compared to a loss of 10,000 and 39,000 customers, respectively, for the three and nine months ended September 30, 2017, and a loss of 11,000 customers for the second quarter of 2018. Frontier expects the declines in voice services revenue and from commercial customers to continue for the remainder of 2018. Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 8% during the third quarter of 2018, compared to the prior year period, and by 3% compared to the second quarter of 2018.

We had approximately 3,802,000 and 4,000,000 broadband subscribers as of September 30, 2018 and 2017, respectively. During the three and nine months ended September 30, 2018, we lost approximately 61,000 and 136,000 net broadband subscribers, respectively, compared to a loss of 63,000 and 271,000 subscribers, respectively for the three and nine months ended September 30, 2017, and a loss of 32,000 for the second quarter of 2018.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets.  For the three and nine months ended September 30, 2018, we lost approximately 37,000 and 112,000 net video subscribers, respectively, across all markets. At September 30, 2018, we had 873,000 linear video subscribers that are served with FiOS® or Vantage video service. In addition to our linear video subscribers, we have approximately 211,000 DISH® satellite video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended September 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Data and Internet services	$961	$(23)	$938	$956	$(18)	(2)%
Voice services	669	(35)	634	702	(68)	(10)%
Video services	260	27	287	318	(31)	(10)%
Other	141	(53)	88	84	4	5%
Revenue from contracts
with customers	2,031	(84)	1,947	2,060	(113)	(5)%
Subsidy and other
regulatory revenue	95	78	173	191	(18)	(9)%
Total revenue	$2,126	$(6)	$2,120	$2,251	$(131)	(6)%

	For the three months ended September 30,
					$ Increase	% Increase
($ in millions)	2018			2017	(Decrease)	(Decrease)

Consumer	$1,069	$(22)	$1,047	$1,102	$(55)	(5)%
Commercial	962	(62)	900	958	(58)	(6)%
Revenue from contracts
with customers	2,031	(84)	1,947	2,060	(113)	(5)%
Subsidy and other
regulatory revenue	95	78	173	191	(18)	(9)%
Total revenue	$2,126	$(6)	$2,120	$2,251	$(131)	(6)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	For the nine months ended September 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Data and Internet services	$2,919	$(91)	$2,828	$2,923	(1)	$(95)	(3)%
Voice services	2,053	(101)	1,952	2,177		(225)	(10)%
Video services	810	83	893	994		(101)	(10)%
Other	416	(157)	259	231		28	12%
Revenue from contracts
with customers	6,198	(266)	5,932	6,325	(1)	(393)	(6)%
Subsidy and other
regulatory revenue	289	252	541	586		(45)	(8)%
Total revenue	$6,487	$(14)	$6,473	$6,911	(1)	$(438)	(6)%

	For the nine months ended September 30,
						$ Increase	% Increase
($ in millions)	2018			2017		(Decrease)	(Decrease)

Consumer	$3,292	$(88)	$3,204	$3,390		$(186)	(5)%
Commercial	2,906	(178)	2,728	2,935	(1)	(207)	(7)%
Revenue from contracts
with customers	6,198	(266)	5,932	6,325	(1)	(393)	(6)%
Subsidy and other
regulatory revenue	289	252	541	586		(45)	(8)%
Total revenue	$6,487	$(14)	$6,473	$6,911	(1)	$(438)	(6)%

(1)	Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $40 million for the nine months ended September 30, 2017.

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decreases in consolidated total revenue for both the three and nine months ended September 30, 2018 was primarily due to decreased Voice and Data and Internet services and video revenues driven by a decline in customers.

The decrease in consolidated customer revenue of $113 million for the three months ended September 30, 2018 consisted of decreases of $55 million and $58 million of consumer customer revenue and commercial customer revenue, respectively. The decrease of $393 million for the nine months ended September 30, 2018 consisted of decreases of $186 million and $207 million of consumer customer revenue and commercial customer revenue, respectively. The decreases for both periods were primarily due to decreases in Voice, Data and Internet, and Video services revenue. We have experienced declines in the number of traditional voice customers as a result of competition and the availability of substitutes, a trend we expect to continue. The decrease in consolidated commercial customer revenue was primarily driven by decreases in our voice services revenue and nonswitched

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

revenue, including wireless backhaul revenue and a decrease in revenue from our Frontier Secure Strategic Partnerships business which was sold in May 2017.

The decrease in Subsidy and other regulatory revenue of $18 million and $45 million, respectively, for the three and nine months ended September 30, 2018, was primarily driven by a decrease in switched access minutes of use and declines in subsidy revenue.

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

For the three months ended September 30, 2018, the decrease in Consolidated Data and Internet services revenue consisted of a decrease of $21 million for consolidated nonswitched access services, slightly offset by an increase of $3 million for consolidated data services. The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet, offset by lower churn.

For the nine months ended September 30, 2018, the decrease in Consolidated Data and Internet services revenue consisted of decreases of $41 million and $54 million for consolidated data services and consolidated nonswitched access services, respectively.  The decrease in data was primarily driven by lost revenues due to the sale of the Frontier Secure Strategic Partnerships business in May 2017.  The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet, offset by lower churn.

Voice Services

Voice services include traditional local and long distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decreases in voice services revenue, for both the three and nine months ended September 30, 2018, were primarily driven by the continued loss of voice customers and decreases in long-distance revenue among those customers that do not have a bundled long-distance plan.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decreases in video services revenue for both the three and nine months ended September 30, 2018, were primarily driven by a decrease in the total number of video subscribers.

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

The increases in other revenue, for both the three and nine months ended September 30, 2018, were primarily driven by a decrease in uncollectible revenue and an increase in service installations, slightly offset by a decrease in directory services.

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

The decreases in Subsidy and other regulatory revenue, for both the three and nine months ended September 30, 2018, were driven by decreased switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended September 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$353	$1	$354	$390	$(36)	(9)%

	For the nine months ended September 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$1,094	$(5)	$1,089	$1,209	$(120)	(10)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decreases in network access expenses for both the three and nine month periods ended September 30, 2018, were primarily driven by lower video content costs as a result of a decline in video customers, combined with lower CPE  costs and lower network costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NETWORK RELATED EXPENSES

	For the three months ended September 30,
	2018

			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Network related expenses	$476	$-	$476	$498	(1)	$(22)	(4)%

	For the nine months ended September 30,
	2018
			Amounts
	As reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Network related expenses	$1,437	$-	$1,437	$1,468	(1)	$(31)	(2)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $(1) million of Network related expenses as non-operating expense for the three months ended September 30, 2017.

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decreases in network related expenses for both the three and nine month periods ended September 30, 2018 were primarily driven by decreased compensation costs related to lower employee headcount and certain benefits, including incentive compensation, pension and OPEB expense (as discussed below), combined with an increase in capitalized expense.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended September 30,
	2018
	As		Amounts
	reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Selling, general and
administrative expenses	$445	$2	$447	$487	(1)	$(40)	(8)%

	For the nine months ended September 30,
	2018
	As		Amounts
	reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Selling, general and
administrative expenses	$1,374	$15	$1,389	$1,560	(1)	$(171)	(11)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $1 million of Selling, general and administrative expenses as non-operating expense for the nine months ended September 30, 2017.

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

The decreases in SG&A expenses for both the three and nine month periods ended September 30, 2018 primarily related to decreased employee headcount, lower compensation costs, certain benefits decreasing, including pension and OPEB expense (as discussed below), reduced facilities costs, and lower information technology and other outside services costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB costs

Frontier allocates pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs, excluding pension settlement costs, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2018	2017		2018	2017

Total pension/OPEB
expense	$27	$31	(1)	$86	$92	(1)
Less: costs capitalized into
capital expenditures	(6)	(6)		(20)	(20)
Net pension/OPEB costs	$21	$25	(1)	$66	$72	(1)

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $1 million of net operating expenses as non-operating expense for the nine months ended September 30, 2017.

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended September 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Depreciation expense	$337	$376	$(39)	(10)%
Amortization expense	134	163	(29)	(18)%
Depreciation and
Amortization expense	$471	$539	$(68)	(13)%

	For the nine months ended September 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)
Depreciation expense	$1,025	$1,131	$(106)	(9)%
Amortization expense	437	539	(102)	(19)%
Depreciation and
Amortization expense	$1,462	$1,670	$(208)	(12)%

The decreases in depreciation expense for both the three and nine months ended September 30, 2018 were primarily driven by lower net asset bases of certain plant assets.

The decreases in amortization expense for both the three and nine months ended September 30, 2018  were primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

GOODWILL IMPAIRMENT

Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairment of $400 million, which was based on the amount that the enterprise carrying value exceeded the fair value. (See Note 6).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ACQUISITION AND INTEGRATION COSTS

	For the three months ended September 30,

			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$1	$(1)	(100)%

	For the nine months ended September 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$15	$(15)	(100)%

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

We invested $19 million in capital expenditures related to the 2016 acquisition of properties in California, Texas, and Florida with Verizon (CTF Acquisition) during the nine months ended September 30, 2017.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended September 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$14	$14	$-	-%

	For the nine months ended September 30,
			$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$20	$55	$(35)	(64)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans. During the nine months ended September 30, 2018, we incurred $8 million in costs directly associated with these activities.

In addition, costs related to the Transformation Program, a multi-year strategic plan with the objective of transforming the Company and reinvigorating growth, are included in Restructuring and other charges. During the three months ended September 30, 2018, we incurred $12 million in costs directly associated with the Transformation Program.

Restructuring costs and other charges decreased for both the three and nine months ended September 30, 2018 compared to the same periods in 2017, primarily due to a reduction in the number of severed employees during both periods.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,

				$ Increase	% Increase
($ in millions)	2018	2017		(Decrease)	(Decrease)

Investment and other income , net	$3	$4	(1)	$(1)	(25)%
Pension settlement	$9	$15	(1)	$(6)	(40)%
Gain (Loss) on extinguishment of debt	$(2)	$1		$(3)	(300)%
Interest expense	$389	$381		$8	2%
Income tax benefit	$(4)	$(31)		$27	(87)%

	For the nine months ended September 30,
				$ Increase	% Increase
($ in millions)	2018	2017		(Decrease)	(Decrease)

Investment and other income , net	$16	$4	(1)	$12	300%
Pension settlement	$34	$77	(1)	$(43)	(56)%
Gain (Loss) on extinguishment of debt	$31	$(89)		$120	(135)%
Interest expense	$1,148	$1,157		$(9)	(1)%
Income tax benefit	$(11)	$(280)		$269	(96)%

(1)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $1 million of net operating expenses as non-operating expense for the nine months ended September 30, 2017. Additional pension settlement costs of $77 million for the nine months ended September 30, 2017, were reclassified from operating expense to non-operating expense.

Investment and other income, net

Investment and other income, net for the nine months ended September 30, 2018 and 2017 included non-operating pension and OPEB income of $12 million and expense of $1 million, respectively.

Pension settlement costs

Frontier recognized non-cash settlement charges of $34 million and $77 million during the first nine months of 2018 and 2017, respectively. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.

Gain (loss) on Extinguishment of Debt

During the nine months ended September 30, 2018, Frontier recorded a gain on early extinguishment of debt of $31 million, driven by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs, Frontier recorded a loss on early extinguishment of debt of $89 million for the nine months ended September 30, 2017 driven primarily by premiums paid to retire certain senior notes prior to their maturity.

Interest expense

Interest expense for the three and nine months ended September 30, 2018 increased $8 million, or 2%, and decreased $9 million, or 1%, respectively, as compared to the three and nine months ended September 30, 2017. Our composite average borrowing rate as of September 30, 2018 and 2017 was 8.64% and 8.36%, respectively.

Income tax benefit

Income tax benefit for the nine months ended September 30, 2018 decreased due to a lower pretax loss in 2018 as compared to 2017 as well as a decrease in the federal tax rate on income. The effective tax rates on our pretax loss for the three and nine months ended September 30, 2018  were 0.9% and 2.5%, respectively, compared with 45.6% and 26.5% for the pretax loss for the three and nine months ended September 30, 2017, respectively. The change

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

in the effective tax rate is primarily due to a lower pre-tax loss, the change in the federal tax rate on income due to tax reform in 2017, and the remeasurement of certain state valuation allowances.

As of September 30, 2018, the benefit from certain state NOL carryforwards may not be realized.  On the basis of this evaluation, a valuation allowance of $55 million ($44 million net of federal benefit) has been recorded on the deferred tax assets related to these state NOL carryforwards. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for the first nine months of 2018 was $531 million, or $(6.09) per share, as compared to a net loss of $936 million, or $(12.06) per share, in the first nine months of 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased revenues and the $400 million (after-tax) goodwill impairment charge.

Diluted net loss attributable to Frontier common shareholders

Diluted net loss attributable to Frontier common shareholders for the first nine months of 2018 was $531 million, or $(6.09) per share, as compared to a diluted net loss of $940 million, or $(12.07) per share, the first nine months of 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased revenues and the $400 million (after-tax) goodwill impairment charge.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of September 30, 2018, we had unrestricted cash and cash equivalents aggregating $238 million and restricted cash of $50 million included within income taxes and other current assets on our consolidated balance sheet. Our primary source of funds during the nine months ended September 30, 2018 was cash on hand, cash generated from operations, and cash received from issuance of our Second Lien Notes. For the nine months ended September 30, 2018, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures, dividends and debt repayments.

At September 30, 2018, we had a working capital deficit of $1,335 million, including $1,005 million of long-term debt due within one year, as compared to a working capital deficit of $1,185 million at December 31, 2017. The increase in the working capital deficit is primarily due to an increase in long term debt due within one year of $349  million, partially offset by the addition of Contract Acquisition costs as part of the adoption of ASC 606.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $24 million to $1,209 million for the nine months ended September 30, 2018 as compared with the prior year period. The increase was primarily the result of a decrease in depreciation expense from the prior year and favorable changes in working capital.

We paid  $5 million in net cash taxes during the nine months ended September 30, 2018. We received $4 million in cash tax refunds during the nine months ended September 30, 2017.

Cash Flows used by Investing Activities

Capital Expenditures

For the nine months ended September 30, 2018 and 2017, our capital expenditures were $947 million and $865 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows used by Financing Activities

New Debt Issuances and Debt Reductions:

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

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018. On July 3, 2018, the collateral package for the Second Lien Notes was amended to replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier, consistent with amendments made to Frontier’s credit agreements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

During the nine months ended September 30, 2018, Frontier used cash on hand for the scheduled retirement of $115 million payments of principal indebtedness and open market purchases of $61 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020, $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021. During the first nine months of 2018, Frontier recorded a gain on early extinguishment of debt of $31 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

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

On October 1, 2018, Frontier retired $431 million principal amount outstanding of 8.125% senior notes due 2018 at maturity.

Capital Resources

Our primary source of cash is cash flows from operations. We believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of September 30, 2018, we have  $463 million of debt maturing during the last three months of 2018; $595 million and $437 million of debt will mature in 2019 and 2020, respectively.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,625 million senior secured term loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024. The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A as of September 30, 2018 was LIBOR plus 2.75%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of September 30, 2018, Frontier had no borrowings outstanding under the revolver (with letters of credit issued under the revolver totaling $70 million).

On January 25, 2018 Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the JPM Credit Agreement to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interest of certain direct subsidiaries of Frontier.

On October 1, 2018 the Company drew down on the Revolver, and as of November 7, 2018, $300 million was outstanding on the Revolver.

CoBank Credit Facilities:

Frontier has a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018, as described above under “New Debt Issuances and Debt Reductions.” We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

The 2016 CoBank Credit Agreement matures on October 12, 2021. Borrowings under the 2016 CoBank Credit Agreement bears interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under the facility will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in the 2016 CoBank Credit Agreement. The interest rate on the facility as of September 30, 2018 was LIBOR plus 4.375%.

On January 25, 2018 Frontier amended the CoBank Credit Agreements to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the CoBank Credit Agreements to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier.

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the revolver up to a maximum of $134 million. As of September 30, 2018, $74 million and $70 million of Standby Letters of Credit had been issued under the LC Agreements and revolver respectively. These Standby Letters of Credit are issued primarily in relations to supporting the Company's workers compensation insurance programs. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Amendment.

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

As of September 30, 2018, we were in compliance with all of our indenture and credit facility covenants.

Preferred Dividends

Holders of our Series A Preferred Stock were entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $107 million were paid during the nine months ended September 30, 2018. Each share of Series A Preferred Stock automatically converted into 1.3333 shares of our common stock on June 29, 2018.

PART I. FINANCIAL INFORMATION (Continued)

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

Regulatory Developments

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 in return for the company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Frontier’s frozen high-cost phasedown support is expected to be $6 million in 2018.

In August 2018 the FCC concluded its Connect America Fund Phase II auction to award $200 million in funding over ten years in areas where its original offer of support in 2015 was not accepted by carriers.  The results of the Phase II auction have no impact on Frontier’s current $332 million in CAF Phase II support. Frontier did participate in this auction and the amount won is immaterial to results.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions: Auction 101 (28 GHz) and Auction 102 (24 GHz).  Auction 101, scheduled to start on November 14, 2018, will offer two 425 MHz licenses in 1,536 counties, and Auction 102, scheduled to start after the conclusion of Auction 101, will offer seven 100 MHz licenses in 416 Partial Economic Areas. Frontier cannot say to what extent it will participate, if at all, and cannot predict to what level it would be successful in either auction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On February 1, 2018, the FCC issued a Public Notice establishing the process for the Connect America Fund Phase II auction. The Phase II auction will award up to $198 million annually for 10 years to service providers that commit to offer voice and broadband services to fixed locations in unserved high-cost areas; the auction will also account for other service elements such as the minimum data speed provided and data usage allowances. Frontier has applied to participate in the auction, which began in July 2018.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals.  The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one piece of the Order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time.

On September 30, 2018, California Governor Jerry Brown signed state network neutrality legislation into law.  The California network neutrality provision aims to reimpose the provisions of the FCC’s 2015 Network Neutrality decision. The Department of Justice has filed a lawsuit against California, stating that it attempts to govern interstate commerce, which is a federal matter outside the state’s jurisdiction. Four Industry Associations representing Internet Service Providers (USTelecom, CTIA, NCTA and ACA) have also filed suit. Frontier cannot predict the outcome of this litigation and, although Frontier’s current practices comply with the California law, the extent to which regulatory changes associated with the California law could affect revenues at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2018,  81% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2018. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 19% of our outstanding borrowings at September 30, 2018 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $34 million of additional interest expense. Our $850 million revolving credit facility has interest rates that float with the LIBOR, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2018, the fair value of our long-term debt was estimated to be approximately $13.8 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.64% and our overall weighted average maturity was approximately seven years. As of September 30, 2018, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2017.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2018 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from  $2,674 million at December 31, 2017 to $2,567 million at September 30, 2018, a decrease of $107 million, or 4%. This decrease was a result of benefit payments of $274 million partially offset by contributions of $135 million and positive investment returns of $31 million, net of investment management and administrative fees.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2018, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.    Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint is brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint seeks, among other things, damages and equitable and injunctive relief. We dispute the allegations in the complaint described above and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts.  The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements.  We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

PART II. OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2018 to July 31, 2018
Employee Transactions (1)	44	$5.53

August 1, 2018 to August 31, 2018
Employee Transactions (1)	133	$5.01

September 1, 2018 to September 30, 2018
Employee Transactions (1)	34	$5.28

Totals July 1, 2018 to September 30, 2018
Employee Transactions (1)	211	$5.16

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

Date: November 7, 2018