Form 10-K
period 2018-12-31
FRONTIER COMMUNICATIONS CORP
filed 2019-03-01
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  __     No _X_

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2018 was $559,443,000 based on the closing price of $5.36 per share on June 29, 2018. The number of shares outstanding of the registrant's common stock as of February 26, 2019 was 105,303,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Frontier’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.5 million customers, 3.7 million broadband subscribers and 21,200 employees, operating in 29 states. On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Acquisition or the CTF Operations).

Frontier’s Service Territories

How We Serve Our Customers

We conduct business with both consumer and commercial customers.

Consumer. We provide broadband, video, voice and other services and products to our consumer customers. We deliver these services generally over a combination of fiber and copper-based networks.

Commercial (small, and medium business, and larger enterprise customers (SME) as well as wholesale customers).

Commercial. We provide a broad range of services to our SME customers, including broadband service, Ethernet service, traditional circuit-based services (TDM services), SD-WAN, managed Wi-Fi, managed cloud IT solutions, voice and Unified Communications as a Service (UCaaS services) and Voice over Internet Protocol (VoIP). We also offer advanced hardware and network solutions and services.

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

Data and Internet services. We offer a comprehensive range of broadband and networking services. The principal consumer service we provide is broadband internet service. Commercial services include a complete portfolio of Ethernet services, dedicated internet, software defined wide area network (SDWAN), managed Wi-Fi, time division multiplexing (TDM) data transport services and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also offer wireless broadband services (using unlicensed spectrum) in select markets utilizing networks that we own or operate.

Video services. We offer video services under FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets.

Voice services. We provide voice services, including data-based VoIP and UCaaS, long-distance and voice messaging services, to consumer and commercial customers in all of our markets. These services are billed monthly in advance. Long-distance service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers. Our long-distance services are billed in advance for unlimited use service, and billed in arrears for services on a per minute-of-use basis.

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

Transformation Program

In 2018, Frontier launched a multi-year strategic transformation program with the aim of re-positioning the company to be better able to react to current and future business and operational challenges and to create long-term sustainable value. We believe there are substantial opportunities to improve revenues, operations, customer care and technical support by simplifying our business processes that have become more complex as the Company has grown and evolved over time.

We have aligned Frontier’s resources around the Transformation Program and have established dedicated cross functional teams for specific targeted business areas. As we develop, test, and deploy solutions in these areas, we are utilizing an agile approach, which entails focusing on discrete processes within the related subject areas and working iteratively over very short time frames to develop, test and deploy solutions. We believe this approach will lead to not only greater success, but also increase the rate at which success is realized as compared to traditional approaches.

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

We have expanded and enhanced our fiber optic and copper transport systems to support increasing demand for high bandwidth transport services. We routinely enhance our network and upgrade with the latest Internet Protocol Transport and routing equipment, Reconfigurable Optical Add/Drop Multiplexers (ROADM) transport systems,  Very High Bit-Rate Digital Subscriber Line (VDSL) broadband equipment, and VoIP switches. These systems support advanced services such as Ethernet, Dedicated Internet, VoIP, and SDWAN. The network is designed with redundancy and auto-failover capability on our major circuits.

We connect to households and business locations in our service territory using a combination of fiber optic, copper and wireless technologies. In some cases we provide direct fiber into a residence or a business premises. In other cases a location is served with a hybrid combination of fiber and copper. Residences in our service territory are served by fiber-to-the-home (FTTH) and by fiber-to-the-node (FTTN), meaning fiber carries the traffic to an intermediate location where the signals are converted to copper wire for the final delivery to the household. We provide data, video, and voice services to customers over both of these architectures. Additionally, fixed wireless broadband (FWB) will play an important part of our future broadband strategy and is deployed for some business Ethernet services. FWB is delivered by the use of an antenna on a Frontier base location and another antenna at the customer location.

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

Competition

Competition within the communications industry is intense. Technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers, including Frontier.  More market participants are now competing to meet the telecommunications needs of the same customer base, thus increasing competitive pressures. Many of these service providers are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years. Many of our competitors are larger, have stronger brand recognition, and have more service offerings and greater financial resources than we currently do. All of these factors create downward pressure on the demand for and pricing of our services. In addition to traditional communication providers we have competition with the following:

-

Cable operators: In a majority of our markets, cable operators offer high speed Internet, video and voice services similar to ours, and compete with us aggressively for consumer and business customers on speed and price primarily by marketing with significant promotional period pricing.

-

Wireless carriers: Wireless operators offer broadband, video and voice services and compete with us for consumer and business customers by offering increasingly larger data packages that utilize the latest 5G technology to mobile customers.  As a result, the percentage of homes with landline telephone service has been declining, a trend we expect will continue.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Competition for consumer customers is based on price, bandwidth, quality and speed of service, including pricing and promotions as well as bundling of service offerings. Competition comes from other telecommunications providers, cable operators, Competitive Local Exchange Companies and other enterprises.  Many consumer customers prefer the convenience and discounts available when voice, data, Internet and or video services are bundled by a single provider. Because of this, we offer satellite TV video service through DISH in areas where we don’t otherwise have our own video capabilities. We believe this bundling capability positively impacts new customer acquisition and retention of existing customers. As of December 31, 2018, 48% of our consumer customers subscribed to at least two service offerings with 16% subscribed to three or more service offerings.

Competition for commercial customers is also based on price, bandwidth, quality and speed of service, including pricing and promotions and bundled offerings. Competition comes from other telecommunications providers, cable operators, Competitive Local Exchange Companies and other enterprises.  As compared to our consumer customers, commercial customers often require more sophisticated and more data-centered solutions (e.g., IP PBX, E911 networks, Ethernet and SIP trunking).

Broadband is a core growth component for attracting and retaining consumer customers as well as our smaller commercial customers, whether bundled with video and/or voice services or on a standalone basis. We are committed to growing our customer base through providing higher broadband speeds and capacity that will enable us to reach new markets, target new customers and grow the business while maximizing our full geographic footprint.

In addition to the focus on our broadband capabilities, we must continue to evolve our other product offerings to stay current with the changing needs of the market, provide strong customer service and support, invest in our network to enable adequate capacity and capabilities and package our offerings at attractive prices.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC and the state regulatory agencies to continue to revise the statutes and regulations governing communications services.

Regulation of our business

We are subject to federal, state and local regulation and we have various regulatory authorizations for our regulated service offerings. At the federal level, the FCC generally exercises jurisdiction over information services, interstate or international telecommunications services and over facilities to the extent they are used to provide, originate or terminate interstate or international services. State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate or terminate those services. Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues, including marketing, sales, provision of services, and service charges. In addition, local governments often regulate the public rights-of-way necessary to install and operate networks and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way. Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises and construction permits and to abide by applicable building codes.

Some state regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them. Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to set certain rates, arbitrate, and review interconnection disputes and agreements between incumbent telephone companies and competitive local exchange carriers, in accordance with rules set by the FCC. The FCC and some state regulatory commissions also impose fees on providers of telecommunications services to support state universal service programs. Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet such restrictions may result in penalties. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states in which

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 19% of our total access lines as of December 31, 2018 are in state jurisdictions under the rate of return regulatory model. We continue to advocate for no or reduced regulation with the regulatory agencies in those states. In some of the states we operate in we have already been successful in reducing or eliminating price regulation on end-user services.

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

Some regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges that could change the manner in which the entire industry operates or the way we provide our services. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us.

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

On April 29, 2015, the FCC released offers of support to price cap carriers under the CAF Phase II program. The intent of these offers is to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high cost areas unserved by a competitor. Frontier accepted the CAF Phase II offer in 28 states, including certain CTF properties, which provides for $332 million in annual support through 2020, and a commitment to make broadband available to approximately 774,000 households. CAF Phase II support is a successor to the approximately $156 million in annual USF frozen high cost support that Frontier had been receiving prior to the CTF acquisition, and the $42 million in annual transitional USF frozen high cost support that Verizon had been receiving in California and Texas. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high cost support funding. The frozen support phasedown support was $17 million and $9 million in 2017 and 2018, respectively. Phasedown funding provided to Frontier is complete as of December 31, 2018.

Intercarrier Compensation: In the 2011 Order, the FCC also reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate switched traffic, and began a multi-year transition to the new rates. The 2011 Order provided for the gradual elimination of effectively all terminating traffic charges by July 2017. The 2011 Order did not resolve all questions on originating access rates and the FCC continues to consider the possibility of a transition of originating access rates, although the impact on Frontier, if any, is unknown at this time. Our total revenue for Intercarrier Compensation was $4 million for the year ended December 31, 2018.

Special Access: On April 20, 2017, the FCC issued an Order (the 2017 Order) that significantly altered how commercial data services are regulated. Specifically, the 2017 Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the 2017 Order, and the 8th Circuit issued a decision that upheld the majority of the 2017 Order. The part of the decision that was vacated and remanded to the FCC is currently stayed allowing the FCC to

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

resolve. Frontier cannot predict the outcome of that appeal or the impact of future changes on our results of operations.

Intrastate Services: Some state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including originating switched access rates for intrastate access services paid by providers of intrastate long-distance services. Some states also have their own open proceedings to address reform to originating intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, some states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. Our total revenue for Intrastate switched access services was $40 million for the year ended December 31, 2018, spread across all the states we serve.

Current and Potential Internet Regulatory Obligations and Privacy: In December 2017 the FCC voted to overturn the FCC’s 2015 decision in which it had asserted jurisdiction over broadband service, declared broadband a “Title II” telecommunications service, and imposed rules to “preserve a Free and Open Internet” (i.e., net neutrality). Specifically, the FCC voted to eliminate explicit bans on blocking, throttling and paid prioritization in favor of requiring Internet service providers (ISPs) to be fully transparent about their practices. Both the FCC and Federal Trade Commission (FTC) will now have a role in ensuring that the ISPs are managing their network in the manner in which they publicly state they are. The December 2017 decision took effect in June 2018 and has been appealed to the D.C. Circuit.  Oral argument occurred on February 1, 2019 and the timing of the Court's decision is uncertain.  It is unclear whether pending or future appeals will have any impact on the regulatory structure.

At the same time, several states, including California, have sought to exercise jurisdiction over broadband services and privacy. The U.S. Department of Justice has filed a lawsuit against California, stating that it attempts to govern interstate commerce, which is a federal matter outside the state’s jurisdiction. Four industry associations representing ISPs (USTelecom, CTIA, NCTA, and ACA) have also filed suit against California. Frontier cannot predict the outcome of this litigation or the extent to which regulatory changes associated with the California law could affect our financial results.

The December 2017 decision also puts ISPs on an equal footing with other online web companies with respect to privacy rules, with the FTC being the lead agency on privacy enforcement. However, like with net neutrality, certain states, including California, have sought to regulate ISP privacy practices. Meanwhile, Congress is also contemplating comprehensive privacy regulation.  Frontier cannot predict what future ISP privacy rules will be, but we intend to meet those obligations.

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

We own or have the rights to use various trademarks, service marks and trade names referred to in this report. Solely for convenience, we refer to trademarks, service marks and trade names in this report without the ™, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Other trademarks, trade names or service marks appearing in this report are the property of their respective owners.

Employees

As of December 31, 2018, we had approximately 21,200 employees, as compared to approximately 22,700 employees as of December 31, 2017. During 2018, reduction in workforce activities resulted in the severance of approximately 220 employees. Approximately 15,000 of our total employees are represented by unions as of December 31, 2018. As of December 31, 2018, we had approximately 100 employees covered by a collective bargaining agreement that expired in 2017 or 2018 but have been extended and are still effective for 2019. Of the union-represented employees as of December 31, 2018, approximately 4,500 of the unionized workforce are covered by collective agreements that expire in 2019 and approximately 4,800 of the unionized workforce are covered by collective bargaining agreements that expire in 2020. We consider our relations with our employees to be good.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "may," “will,” "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to:

•	declines in revenue from our voice services, switched and nonswitched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

•	our ability to successfully implement strategic initiatives, including our transformation program and opportunities to enhance revenue and realize productivity improvements;

•	competition from cable, wireless and wireline carriers, satellite, and OTT companies, and the risk that we will not respond on a timely or profitable basis;

•

our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

•	risks related to disruption in our networks, infrastructure and information technology that result in customer loss and/or incurrence of additional expenses;

•	the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

•	our ability to retain or attract new customers and to maintain relationships with customers, employees or suppliers;

•	our ability to hire or retain key personnel;

•	our ability to realize anticipated benefits from recent acquisitions;

•	our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all;

•	our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•	our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

•	our ability to comply with applicable federal and state consumer protection requirements;

•	adverse changes in the credit markets, which could impact the availability and cost of financing;

•	our ability to repay or refinance our debt through among other things, accessing the capital markets, notes repurchase and/or redemptions, tender offers and exchange offers;

•	adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	covenants in our indentures and credit agreements that may limit our operational and financial flexibility as well as our ability to access the capital markets in the future;

•	the effects of state regulatory requirements that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•

changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2018 and beyond; and

•	the effects of changes in both general and local economic conditions in the markets that we serve.

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

If our transformation program and other initiatives are unsuccessful, we may be unable to stabilize or grow our revenues and cash flows.

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and funds available under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, and fund our pension and other employee benefit obligations. We continue to experience revenue declines as compared to prior years. While we have identified potential areas of opportunity and implemented strategic initiatives, including opportunities to enhance revenue and realize productivity improvement, we cannot assure you that these efforts will be successful.

We have established a transformation program with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. This program is a multi-year, comprehensive, strategic program that requires significant resources and may divert attention from ongoing operations and other strategic initiatives. We cannot assure you that the transformation program will achieve the anticipated results, or that we will not incur higher than anticipated costs when implementing the program.  If the transformation program does not achieve the results we anticipate, it may have a material adverse effect on our financial position and our results of operations.

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include competitive local exchange carriers, Internet service providers, wireless companies, OTT, VoIP providers and cable companies, some of which may be subject to less regulation than we are. These entities may provide services competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our markets that are competitive with or superior to our copper-based networks in those markets. We also believe that wireless and cable providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities which are substantially greater than ours. In addition, some of these competitors are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, including leading edge technologies such as artificial intelligence, machine learning and various types of data science, as well as take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

While we maintain security measures, disaster recovery plans and business continuity plans for our business and are continuously working to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we are the subject of increasingly frequent cyber-attacks. Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition or cash.

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

As of December 31, 2018, we had approximately 21,200 employees. Approximately 15,000 of our total employees were represented by unions and were subject to collective bargaining agreements. As of December 31, 2018, we had approximately 100 employees covered by a collective bargaining agreement that expired in 2017 or 2018, but have been extended and are still effective for 2019. Of the union-represented employees as of December 31, 2018, approximately 4,500, or 30%, of the unionized workforce are covered by collective agreements that expire in 2019 and approximately 4,800, or 32%, of the unionized workforce are covered by collective bargaining agreements that expire in 2020.

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

Our success will depend in part upon the continued services of our management team. We cannot guarantee that our key personnel will not leave or compete with us. The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business. In addition, our financial results and our ability to compete may suffer if we are unable to attract or retain qualified personnel in the future.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may be unable to realize the anticipated benefits of recent acquisitions.

In recent years, we have completed multiple acquisitions. We cannot assure you that we will be able to realize the full benefit of any anticipated growth opportunities or scale benefits from such acquisitions or that these benefits will be realized within the expected time frames.

We have a significant amount of goodwill and other intangible assets on our balance sheet. We recorded goodwill impairments in 2017 and 2018 and if our goodwill or other intangible assets become further impaired, we may be required to record additional non-cash charges to earnings and reduce our stockholders’ equity.

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. Frontier monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other providers of communications services, our overall financial performance, and the market prices for our stock, and the potential impact that changes in such circumstances might have on the valuation of Frontier’s goodwill or other intangible assets. On a quarterly basis we evaluate goodwill to assess possible triggering events which would be indicative of possible impairment. As a result of the continued decline in the share price of our common stock we had triggering events in the final three quarters of 2018 and each of the four quarters of 2017. Our quantitative assessments in the third and fourth quarters of 2018 and the second and fourth quarters of 2017 indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairments totaling $641 million for 2018 and $2,748 million for 2017. If our goodwill or other intangible assets are determined to be further impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would reduce our stockholders’ equity.

We may complete a future significant strategic transaction that may not achieve intended results. To the extent we consummate such a transaction, we may experience operational challenges in integrating or segregating assets and such transaction could increase the number of our outstanding shares or amount of outstanding debt.

We continuously evaluate and may in the future enter into additional strategic transactions. Any such transaction could happen at any time, could be material to our business and could take any number of forms, including, for example, an acquisition, merger, sale of certain of our assets, refinancing, or other recapitalization or material strategic transaction. Evaluating potential transactions and integrating completed ones may divert the attention of our management from ordinary operating matters.

The success of potential acquisitions or mergers will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the businesses we acquire with our existing business. Even if we are successful in integrating acquired businesses, we cannot assure you that these integrations will result in the realization of the full benefit of any anticipated growth opportunities or cost synergies or that these benefits will be realized within the expected time frames. In addition, acquired businesses may have unanticipated liabilities or contingencies.

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

If we complete an acquisition, merger, sale of certain assets, refinancing, recapitalization or material strategic transaction, we may require additional financing that could result in an increase in the number of our outstanding shares of stock or the aggregate amount and/or cost of our debt, which may result in an adverse impact to our ratings. The number of shares of our stock or the aggregate principal amount of our debt that we may issue may be significant. Moreover, the terms of any debt financing may be expensive or adversely impact our results of operations.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We are subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

We are party to various legal proceedings, including, from time to time, individual actions, class and putative class actions, and governmental investigations, covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with carriers. Litigation is subject to uncertainty and the outcome if individual matters is not predictable. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards or enter into settlements with governmental or other entities which impose significant financial and business remediation measures.

We and other providers of VoIP service have been the target of recent intellectual property infringement litigation, which could have a material and adverse impact on our business.

We and other providers of VoIP service have been, and may in the future be, the target of intellectual property infringement litigation with respect to patents related to the provision of VoIP service. In April 2018, Sprint filed a complaint in the U.S. District Court for the District of Delaware alleging that Frontier infringes 15 patents purportedly relating to VoIP services. Some of these actions have recently been resolved in a manner adverse to other VoIP providers, including significant settlement amounts and a substantial jury award. While we believe these claims are without merit and intend to defend against such lawsuits vigorously, we cannot at this time predict the outcome of these lawsuits or reasonably estimate a range of possible loss. If any of these matters are resolved in plaintiff's favor, including if we choose to settle any such matters, our business and financial position could be materially and adversely impacted.

We rely on a limited number of key suppliers and vendors.

We depend on a number of suppliers and vendors for equipment and services relating to our network infrastructure, including network elements such as digital and internet protocol switching and routing equipment, optical and copper transmission equipment, broadband connectivity equipment, various forms of customer premise equipment, optical fiber, wireless equipment, as well as the software that is used throughout our network to manage traffic, network elements, and other functions critical to our operations.  If any of our major suppliers were to experience disruption, supply-chain interruptions, financial difficulties, or other unforeseen problems delivering, maintaining, or servicing these network components on a timely basis, our operations could suffer significantly.  In addition, due to changes in the communications industry, the suppliers of many of these products and services have been consolidating.  In the event it were to become necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, or utilities on economically-attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

We have a significant amount of indebtedness, which amounted to $17.4 billion outstanding at December 31, 2018, of which $5.4 billion was secured. We also have access to a $850 million secured Revolving Credit Facility, of which $275 million was drawn as of December 31, 2018.

We may also be able to incur substantial additional indebtedness in the future.  Although the terms of the indentures governing our second lien secured notes (the second lien notes) and senior unsecured notes (the senior notes and, together with the second lien notes, the notes) and the terms of our credit facilities restrict our and our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. In addition, these terms do not prevent us or our restricted subsidiaries from incurring various types of obligations that do not constitute “indebtedness” under these terms. To the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

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

In addition, our senior notes and debentures and our second lien notes are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners can be negatively impacted if they deem us a credit risk as a result of our credit rating.

The indentures and agreements governing our debt, including our senior notes and debentures, our second lien notes and our credit facilities, contain covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business, and make payments on our debt.

The indentures and agreements governing our existing indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•	incur additional indebtedness, guarantee indebtedness or issue preferred stock;

•	create liens;

•	make certain investments or make other restricted payments;

•	enter into mergers or consolidations, or transfer or sell all or substantially all of our assets;

•	pay dividends on, or make distributions in respect of, or redeem or repurchase, capital stock;

•	make certain asset sales;

•	enter into restrictions affecting the ability of certain of our subsidiaries to make distributions, loans or advances to us or other subsidiaries; and

•	engage in transactions with affiliates.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including our senior notes and debentures and our second lien notes.

Frontier is primarily a holding company and our principal assets consist of the shares of capital stock or other equity instruments of our subsidiaries. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including those arising under our senior notes and debentures and our second lien notes, and meet our cash needs. We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affects our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Our senior notes and debentures are structurally subordinated to liabilities of our subsidiaries.

Our subsidiaries have not guaranteed our senior notes and debentures. As a result, holders of such securities will not have any claim as a creditor against our subsidiaries. Accordingly, all obligations of our subsidiaries (including any liens granted by our subsidiaries on any of their assets to secure any of our obligations) will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise. In addition, our subsidiaries may be able to incur additional debt (including secured debt),

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

subject to the contractual limitations in our debt instruments applicable to such subsidiaries. Holders of our senior notes and debentures would be structurally subordinated to any such future debt as well.

Our senior notes and debentures are unsecured and subordinated to our secured indebtedness.

Our senior notes and debentures are unsecured and therefore are subordinated to our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness. At December 31, 2018, our secured indebtedness consisted of second lien notes, obligations under the JPM Credit Agreement, the CoBank Credit Agreement, the Revolving Credit Agreement, Term Loan B and the Continuing Agreement for Standby Letters of Credit between Frontier and Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD, each of which is secured by the security package under the JPM Credit Agreement which includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.  In the event of a bankruptcy or similar proceeding, the assets that serve as collateral for our secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the senior notes and debentures from the proceeds of such assets. The indentures governing our senior notes and debentures permit us, subject to specified limitations, to incur a substantial amount of additional secured debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

At December 31, 2018, approximately 21% of our total debt is subject to variable rates of interest. Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we might not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into might not fully mitigate our interest rate risk.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We may not be able to obtain sufficient funds to enable us to repay or refinance our debt obligations, including our credit facilities, on commercially reasonable terms, or at all. Failure to repay or refinance our debt obligations on a timely basis could result in a default under the agreements governing any such debt and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, which could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

We may not have sufficient funds to repurchase our second lien notes or senior notes upon a change of control triggering event.

The terms of our secured notes and senior notes require us to make an offer to repurchase the notes upon the occurrence of a Change of Control and Ratings Decline (as defined in the indentures governing the notes) at a purchase price equal to 101% of the respective principal amounts of the notes plus accrued and unpaid interest to, but not including, the date of the purchase. It is possible that we will not have sufficient funds at the time of such a change of control triggering event to make the required repurchase of the applicable series of notes and will be required to obtain third party financing to do so. We may not be able to obtain this financing on commercially reasonable terms, or on terms acceptable to us, or at all. In addition, the occurrence of certain change of control events may constitute an event of default under the terms of our credit facilities. Such an event of default would entitle the lenders under our credit facilities to, among other things, cause all outstanding debt thereunder to become due and payable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

Frontier made contributions of $150 million in 2018 and $75 million, net of the Differential payment received (see note 18), to its pension plan in 2017, and we expect to continue to make contributions in future years. Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. Any future material contribution could have a negative impact on our liquidity by reducing cash flows.

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements.

Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases, lump sum payments, and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Changes in the pension assumptions could adversely affect our earnings, equity and funding requirements.

We may not be able to fully utilize our net operating loss and other tax carry forwards.

As of December 31, 2018, we had federal net operating loss (“NOLs”) carryforwards of approximately $2.4 billion that we may use to offset against taxable income. However, our ability to utilize these NOLs may be limited in the future.

A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income.  In general, under the U.S. Internal Revenue Code, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels, which are generally beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. Under the Tax Cuts and Jobs Act (the TCJA) (i) the amount of NOLs generated in taxable years beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, and (ii) NOLs generated in taxable years beginning after December 31, 2017 cannot be carried back to prior taxable years. Moreover, NOLs incurred in one state may not be available to offset income earned in a different state and there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.  If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A portion of Frontier’s total revenues ($125 million, or 1%, in 2018 and $165 million, or 2%, in 2017) are derived from switched access charges paid by other carriers for services we provide in originating intrastate and interstate long-distance traffic. Frontier expects a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The rates Frontier can charge for switched access are regulated by the FCC and state regulatory agencies.

In 2011, the FCC adopted the 2011 Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of voice traffic between carriers. However, the 2011 Order did not resolve all questions on Intercarrier Compensation.  The FCC continues to consider the possibility of transitioning originating access rates in the future. We cannot predict when or how the FCC would

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

implement any changes originating access rates, and future reductions in these revenues may directly affect our profitability and cash flows.

In April 2017, the FCC issued an order that resulted in substantial deregulation in a number of our markets for special access services where the market is determined to be competitive and the transport market nationwide.  Some aspects of the 2017 Order were appealed by stakeholders. The 8th Circuit issued a decision that upheld the majority of the 2017 Order. The part of the decision that was vacated and remanded to the FCC is currently stayed allowing the FCC an opportunity to resolve it. We cannot predict the outcome of that appeal or the impact of future changes on our results or operations.

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

A portion of Frontier’s total revenues ($378 million, or 4%, in 2018 and $395 million, or 4%, in 2017) are derived from federal and state subsidies for rural and high-cost support, that consists of CAF II support, Federal High Cost support, and various state subsidies. The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed. These changes transitioned the USF (Universal Service Fund), which supported voice services in high-cost areas, to the CAF (Connect America Fund), which supports broadband deployment in high-cost areas. Federal subsidies represented approximately 93% of subsidy revenue in 2018 and 92% in 2017, with the remainder being state subsidies.

Frontier is required to contribute to the USF and the FCC allows Frontier to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $213 million of revenue in 2018 and $216 million in 2017.

Future reductions in these subsidies, or in our ability to recover USF contributions, could have a material adverse effect on our business or results of operations.

Frontier and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates, and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings. In addition, changes to the regulations that govern our business may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations or changes to these regulations will affect Frontier’s operations or ability to compete in the future.

FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, including those directed at privacy, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. Although the FCC has pre-empted state jurisdiction on network neutrality and privacy, many states, including California, have considered or are moving forward with legislation on these or other Internet-related issues. Multiple states have taken executive or legislative action directed at reinstating aspects of the

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FCC’s 2015 Order.  We cannot predict whether the outcome of expected or pending challenges to the FCC’s order or subsequent state actions will prove beneficial or detrimental to our competitive position.

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

Tax laws are dynamic and continually change as new laws are passed and new interpretations of the law are issued or applied. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code and, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and imposes limitations on the use of net operating losses arising in taxable years beginning after December 31, 2017. The reduction of the U.S. corporate tax rate results in a decreased valuation of our deferred tax asset and liabilities. The overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The determination of the benefit from (provision for) income taxes requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. The current assessment on the impact to deferred tax assets (liabilities) for applying the requirements of the TCJA is based on the currently available information and guidance. If in the future any element of the tax reform changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (provision for) income taxes accordingly.

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

Our gross investment in property, by category, as of December 31, 2018, was as follows:

($ in millions)

Land	$230
Buildings and leasehold improvements	2,302
General support	1,616
Central office/electronic circuit equipment	8,447
Poles	1,211
Cable, fiber and wire	11,743
Conduit	1,672
Construction work in progress	436
Total	$27,657

Item 3.   Legal Proceedings

See Note 20 of the Notes to Consolidated Financial Statements included in Part IV of this report.

We are party to various legal proceedings (including individual actions, class and putative class actions, and governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Litigation is subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “FTR”. Cash dividends paid to common shareholders were $0 and $266 million in 2018 and 2017, respectively. We suspended payment of quarterly cash dividends on our common stock during the first quarter of 2018.

As of February 26, 2019, the approximate number of security holders of record of our common stock was 225,076. This information was obtained from our transfer agent, Computershare Inc.

Holders of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock) were entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share, prior to the conversion of the Series A Preferred Stock to common stock on June 29, 2018. Series A Preferred Stock dividends of $107 million and $214 million were paid in 2018 and 2017, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Telecommunication Services Index for the five-year period commencing December 31, 2013.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Frontier Communications Corporation, the S&P 500 index, and the S&P Telecommunications Services Index
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Frontier Communications
S&P 500 Index
S&P 500 Telecommunication Services

The graph assumes that $100 was invested on December 31, 2013 in each of our common stock, the S&P 500 Stock Index and the S&P Telecommunication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/13	12/14	12/15	12/16	12/17	12/18
Frontier Communications Corporation	100	153.67	116.28	92.51	14.80	5.21
S&P 500 Index	100	113.69	115.26	129.05	157.23	150.33
S&P Telecommunication Services	100	102.99	106.49	131.50	129.86	121.08

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

RECENT SALES OF UNREGISTERED SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES

There were no unregistered sales of equity securities during the fourth quarter of 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2018 to October 31, 2018
Employee Transactions (1)	27	$6.09

November 1, 2018 to November 30, 2018
Employee Transactions (1)	26	$4.42

December 1, 2018 to December 31, 2018
Employee Transactions (1)	13	$3.64

Totals October 1, 2018 to December 31, 2018
Employee Transactions (1)	66	$4.95

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated. The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2018 has been derived from Frontier’s historical consolidated financial statements. The selected historical consolidated financial information as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Annual Report. The selected historical consolidated financial information as of December 31, 2016, 2015 and 2014 and for each of the years ended December 31, 2015 and 2014 is derived from the audited historical consolidated financial statements of Frontier not included in this Annual Report.

	Year Ended December 31, (1)
($ in millions, except per share amounts)	2018		2017	2016	2015		2014

Revenue (9)	$8,611		$9,128	$8,896	$5,576		$4,772
Operating Income (loss)	$827		$(1,483)	$911	$766		$842
Net income (loss) (2) (3) (4) (5) (6)	$(643)		$(1,804)	$(373)	$(196)		$133
Net income (loss) attributable to Frontier
common shareholders (2) (3) (4) (5) (6)	$(750)		$(2,018)	$(587)	$(316)		$133
Net income (loss) attributable to Frontier
common shareholders per basic
and diluted share (2) (3) (4) (5) (6)	$(8.37)		$(25.99)	$(7.61)	$(4.41)		$1.93
Cash dividends declared (and paid) per
common share	$-		$3.42	$6.35	$6.31		$6.05
Cash dividends declared (and paid) per share
of Series A Preferred Stock share	$5.56	(8)	$11.125	$11.125	$6.24	(7)	$-

	As of December 31,
($ in millions)	2018		2017	2016	2015		2014

Total assets	$23,659		$24,884	$29,013	$27,084		$18,810
Long-term debt	$16,358		$16,970	$17,560	$15,508		$9,393
Total shareholders' equity of Frontier	$1,600		$2,274	$4,519	$5,614		$3,658

(1)

Operating results include activities for the CTF operations from the date of their acquisition from Verizon on April 1, 2016 and the Connecticut operations from the date of their acquisition from AT&T on October 24, 2014.

(2)

Operating results include the pre-tax impacts of gains (losses) on retirement of debt of $32 million ($24 million after tax), and ($88) million ($58) million after tax) for 2018 and 2017, respectively.

(3)

Operating results include pre-tax acquisition and integration costs of $25 million ($16 million after tax), $436 million ($283 million after tax), $236 million ($133 million after tax), and $142 million ($91 million after tax) for 2017, 2016, 2015, and 2014, respectively.

(4)

Operating results include pre-tax restructuring costs and other charges of $35 million ($27 million after tax), $82 million ($52 million after tax), $91 million ($59 million after tax), $2 million ($1 million after tax), and $2 million ($1 million after tax) for 2018, 2017, 2016, 2015, and 2014, respectively.

(5)	Operating results include pre-tax pension settlement costs of $41 million ($31 million after tax) and $83 million ($53 million after tax) for 2018 and 2017, respectively.
(6)	Operating results include pre-tax goodwill impairment charges of $641 million ($568 million after tax) and $2,748 million ($2,354 million after tax) for 2018 and 2017, respectively.
(7)	Represents dividends on the Series A Preferred Stock, from the issuance date of June 10, 2015 through December 31, 2015.
(8)	Represents dividends on the Series A Preferred Stock, from January 1, 2018 through the conversion date of June 29, 2018.
(9)

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2018 and prior year results.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Introduction

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.5 million customers, 3.7 million broadband subscribers and 21,200 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On June 29, 2018, pursuant to the provisions of Frontier’s Certificate of Designation governing our Series A Preferred Stock, all outstanding shares of the Series A Preferred Stock converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of 26 million shares of the Company’s common stock. Frontier issued cash in lieu of fractional shares of common stock. These payments were recorded as a reduction to Additional paid-in capital. In addition, on July 2, 2018, the Company paid the final dividend of $54 million to holders of the Series A Preferred Stock. The Series A Preferred stock was issued in June 2015 when we completed a registered offering of 19.25 million preferred shares at an offering price of $100 per share.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2017 and 2018 operating results. The table below reflects the results for the year ended December 31, 2018 under the historical method of accounting as well as under ASC 606. The significant adjustments have been broken out and a brief explanation for each provided. See Notes to the Consolidated Financial Statements for additional details.

	For the year ended December 31, 2018
	Amounts			Switched
	Excluding	Discounts		Access		As Reported
	Adoption of	and	Upfront	and USF		under
($ in millions)	ASC 606	Incentives	Fees	Fees	Other	ASC 606

Revenue:
Data and Internet services	$3,775	$81	$39	$4	$(21)	$3,878
Voice services	2,569	(32)	(5)	199	(10)	2,721
Video services	1,184	(74)	(27)	1	1	1,085
Other	351	23	(13)	124	59	544
Revenue from contracts
with customers	7,879	(2)	(6)	328	29	8,228
Subsidy and other
regulatory revenue	717	(5)	(1)	(328)	-	383
Total revenue	$8,596	$(7)	$(7)	$-	$29	$8,611

Operating Expenses:
Network access expenses	1,438	3	-	-	-	1,441
Network related expenses	1,898	-	-	-	-	1,898
Selling, general and
administrative expenses	1,834	-	11	-	(30)	1,815
Depreciation and
amortization	1,953	-	-	-	1	1,954
Goodwill impairment	641	-	-	-	-	641
Restructuring costs and
other charges	35	-	-	-	-	35
Total operating expenses	$7,799	$3	$11	$-	$(29)	$7,784

Operating income (loss)	797	(10)	(18)	-	58	827

Customer Revenue:
Consumer	4,264	24	(9)	100	1	4,380
Commercial	3,615	(26)	3	228	28	3,848
Revenue from contracts
with customers	$7,879	$(2)	$(6)	$328	$29	$8,228

Average monthly consumer
revenue per customer	$83.98					$86.26

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)  Results of Operations

The following tables provide a summary of comparative analysis, by category. Because of limited comparability for historical periods, we have reflected the current period under both an ASC 606 basis as well as the historical ASC 605 basis.

2018 Compared to 2017

	As of or for the year ended
	December 31, 2018		December 31, 2017	% Increase (Decrease)

Customers (in thousands)	4,471		4,850	(8)%

Consumer customer metrics
Customers (in thousands)	4,060		4,397	(8)%
Net customer additions (losses)	(337)		(494)	(32)%
Average monthly consumer
revenue per customer	$83.98	(1)	$80.96	4%
Customer monthly churn	1.97%		2.17%	(9)%

Commercial customer metrics
Customers (in thousands)	411		453	(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,735		3,938	(5)%
Net subscriber additions (losses)	(203)		(333)	(39)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	838		961	(13)%
Net subscriber additions (losses)	(123)		(184)	(33)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	205		235	(13)%
Net subscriber additions (losses)	(30)		(39)	(23)%

Employees	21,173		22,736	(7)%

(1)	The Consumer ARPC included in the table above represents our Consumer ARPC under ASC 605. ARPC after implementing the changes for ASC 606 is $86.26 for year ended December 31, 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of December 31, 2018, 62% of our consumer broadband customers were subscribed to at least one other service offering.

We had approximately 4.1 million and 4.4 million total consumer customers as of December 31, 2018 and 2017, respectively. Our average monthly consumer customer churn was 1.97% for the year ended December 31, 2018 compared to 2.17% for 2017. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $3.02 or 4% to $83.98 during 2018 compared to the prior year. The overall increase in consumer ARPC is primarily a result of residential and broadband initiatives that were implemented during the fourth quarter of 2017 and the fourth quarter of 2018.

We had approximately 411,000 and 453,000 total commercial customers as of December 31, 2018 and 2017, respectively. We lost approximately 42,000 commercial customers during the year ended December 31, 2018 compared to a decrease of 49,000 customers for the prior year. Frontier expects the declines in voice services revenue and wireless backhaul revenues from commercial customers to continue in 2019. Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers grew 8% compared to the prior year period.

We had approximately 3.7 million and 3.9 million broadband subscribers as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we lost approximately 203,000 net broadband subscribers compared to a decrease of 333,000 for the prior year.

We offer video services to certain of our customers under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon, and Washington, and under the Vantage brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all of our markets. For the year ended December 31, 2018, we lost approximately 153,000 net video subscribers across all markets. At December 31, 2018, we had 838,000 linear video subscribers that are served with FiOS or Vantage video service. In addition to our linear video subscribers, we have approximately 205,000 DISH satellite video customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the year ended December 31,
	2018
			Amounts
	As Reported	Impact of	Excluding
	under	Adoption	Adoption of			$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017		(Decrease)	(Decrease)

Data and Internet services	$3,878	$(103)	$3,775	$3,862	(1)	$(87)	(2)%
Voice services	2,721	(152)	2,569	2,864		(295)	(10)%
Video services	1,085	99	1,184	1,304		(120)	(9)%
Other	544	(193)	351	322		29	9%
Revenue from contracts
with customers	8,228	(349)	7,879	8,352	(1)	(473)	(6)%
Subsidy and other
regulatory revenue	383	334	717	776		(59)	(8)%
Total revenue	$8,611	$(15)	$8,596	$9,128	(1)	$(532)	(6)%

	For the year ended December 31,
						$ Increase	% Increase
($ in millions)	2018			2017		(Decrease)	(Decrease)

Consumer	$4,380	$(116)	$4,264	$4,476		$(212)	(5)%
Commercial	3,848	(233)	3,615	3,876	(1)	(261)	(7)%
Revenue from contracts
with customers	8,228	(349)	7,879	8,352	(1)	(473)	(6)%
Subsidy and other
regulatory revenue	383	334	717	776		(59)	(8)%
Total revenue	$8,611	$(15)	$8,596	$9,128	(1)	$(532)	(6)%

(1)  Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $40 million for the year ended December 31, 2017.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decrease of $532 million in consolidated total revenue was primarily due to decreased Voice services and Video services revenues driven by a decline in customers.

Consolidated customer revenue decreased due to decreases in consumer customer revenue and commercial customer revenues of $212 million and $261 million, respectively. The decrease in consumer customer revenue was primarily due to decreases in voice, and video services revenue. We have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes, a trend we expect to continue. The decrease in consolidated commercial customer revenue was primarily driven by decreases in our voice services revenue and nonswitched revenue including wireless backhaul revenue and decreased revenues related to our Frontier Secure Strategic Partnerships business which was sold in May 2017.

As part of ASC 606, switched access revenue was reclassified from Subsidy and other regulatory revenue to Other revenue on a prospective basis in 2018. Based on the accounting standard in place before adoption of ASC 606, switched access and subsidy and other regulatory revenue represented 8% of our revenues for the year ended December 31, 2018. Switched access revenue was $125 million for the year ended December 31, 2018, or 1% of our revenues, which decreased from $165 million, or 2% of our revenues, in the prior year period. The decrease was driven by reduced rates which were mandated by the 2011 Order with a related decline in operating expenses. Subsidy revenue, including CAF Phase II subsidies, was $592 million for the year ended December 31, 2018, or 7% of our revenues, which decreased from $611 million, or 7% of our revenues, in the prior year period.

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

Consolidated data and internet services revenue for the year ended December 31, 2018 decreased $87 million as compared with 2017. Consolidated data services revenue for the year ended December 31, 2018 decreased $19 million, or 1%, as compared with 2017. Excluding the $40 million decrease caused by lost revenues attributable to the Frontier Secure Strategic Partnerships business, which was sold in May 2017, Data services revenue increased due to higher Consumer customer revenues and data equipment sales. This increase was slightly offset by lower Commercial customer revenues. Consolidated nonswitched access revenues for the year ended December 31, 2018 decreased $68 million, or 4%, as compared with 2017.

Voice services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of $295 million in voice services revenue was primarily due to the continued loss of voice customers and decreases in long-distance revenue among those customers that do not have a bundled long-distance plan.

Video services

Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through DISH satellite TV services.

The decrease of $120 million in video services revenue was primarily due to reduced revenue resulting from a decrease in the total number of video subscribers and customer package migration.

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

The increase of $29 million in other revenue was primarily due to a decrease in uncollectible revenue and an increase in service installations, which was partially offset by a decrease in directory services.

Subsidy and other regulatory

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

As noted above, as part of our adoption of ASC 606, full year 2018 revenue of $125 million for switched access services was reclassified from switched access and subsidy revenue to other customer revenue on our consolidated statement of operations. Prior period results have not been adjusted to reflect this change. Switched access revenue decreased as a result of reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses. We expect that switched access revenue will continue to decline in 2019.

The decrease of $19 million in Subsidy and other regulatory revenue was primarily due to lower subsidy revenues attributable to the CAF II Program frozen support phasedown scheduled funding reductions.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2018 OPERATING EXPENSES COMPARED TO 2017

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $2 million of net operating expenses, consisting of $1 million of Network related expenses and $1 million of Selling, general, and administrative expense, as non-operating expense for the year ended December 31, 2017. Additional pension settlement costs of $83 million for the year ended December 31, 2017, were reclassified from operating expense to non-operating expense. The following tables have been updated to reflect these reclassifications.

NETWORK ACCESS EXPENSE

	For the year ended December 31,
	2018
			Amounts
	As Reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Network access expenses	$1,441	$(3)	$1,438	$1,597	$(159)	(10)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decrease in network access expenses was primarily due to lower video content costs as a result of the decline in video customers, combined with lower CPE costs and lower network costs.

NETWORK RELATED EXPENSES

	For the year ended December 31,
	2018
			Amounts
	As Reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Network related expenses	$1,898	$-	$1,898	$1,958	$(60)	(3)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses was primarily due to reduced compensation and certain benefits costs, including pension and OPEB expense (as discussed below).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	For the year ended December 31,
	2018
			Amounts
	As Reported	Impact of	Excluding
	under	Adoption	Adoption of		$ Increase	% Increase
($ in millions)	ASC 606	of ASC 606	ASC 606	2017	(Decrease)	(Decrease)

Selling, general, and
administrative expenses	$1,815	$19	$1,834	$2,017	$(183)	(9)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

The decrease in SG&A expenses was primarily driven by decreased employee headcount, compensation costs, certain benefits costs, including pension and OPEB expense (see table below), reduced facilities costs, and lower outside services costs.

Pension and OPEB costs

Frontier allocates pension/OPEB expense, which includes only service costs, to network related expenses and SG&A expenses. Total consolidated pension and OPEB expense, excluding pension settlement costs and special termination benefits, for the years ended December 31, 2018 and 2017 were as follows:

	For the year ended December 31,
($ in millions)	2018	2017

Total pension/OPEB
expenses	$111	$118
Less: costs capitalized into
capital expenditures	(26)	(26)
Net pension/OPEB expense	$85	$92

DEPRECIATION AND AMORTIZATION

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Depreciation expense	$1,385	$1,485	$(100)	(7)%
Amortization expense	569	699	(130)	(19)%
	$1,954	$2,184	$(230)	(11)%

Depreciation and amortization expense for the year ended December 31, 2018 decreased as compared to 2017. The decrease in depreciation expense was due to lower net asset bases as compared to 2017. The decrease in amortization expense was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

GOODWILL IMPAIRMENT

As a result of the continued decline in the share price of our common stock in each of the final three quarters in 2018, we tested goodwill for impairment. Our third and fourth quarter quantitative assessments indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairments totaling $641 million in 2018. The driver for the impairment in the third quarter was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation.  During the fourth quarter, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.5x to 5.3x reflecting the lower outlook for our industry as a whole.

ACQUISITION AND INTEGRATION COSTS

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Acquisition and integration costs	$-	$25	$(25)	(100)%

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

RESTRUCTURING COSTS AND OTHER CHARGES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Restructuring costs and
other charges	$35	$82	$(47)	(57)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans. During the years ended December 31, 2018 and 2017, respectively, we incurred $12 million and $82 million in costs directly related to these activities.

In addition, costs related to the Transformation Program, a multi-year strategic plan with the objective of transforming the Company and reinvigorating growth, are included in Restructuring and other charges. During the year ended December 31, 2018, we incurred $23 million in costs directly associated with the Transformation Program.

The $47 million decrease in restructuring costs and other charges was primarily driven by a reduction in the number of severed employees in 2018 as compared to 2017.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2018	2017	(Decrease)	(Decrease)

Investment and other income, net	$13	$1	$12	NM %
Pension settlement	$41	$83	$(42)	(51)%
Gain (Loss) on extinguishment of debt
and debt exchanges	$32	$(88)	$120	NM %
Interest expense	$1,536	$1,534	$2	0%
Income tax benefit	$(62)	$(1,383)	$(1,321)	NM %

NM - Not meaningful

Investment and other income, net

The increase in Investment and other income, net was driven by an increase in non-operating pension and OPEB benefits of $10 million in 2018 compared to costs of $2 million in 2017.

Pension settlement costs

Frontier recognized non-cash settlement charges of $41 million and $83 million during 2018 and 2017, respectively. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.

Gain (Loss) on early extinguishment of debt and debt exchanges

In 2018, Frontier recorded gains on the early extinguishment of debt and debt exchanges primarily due to discounts received on the retirement of certain notes. In 2017, Frontier recorded losses on the early extinguishment of debt and debt exchanges primarily due to premiums paid to retire certain notes and the unamortized original issuance costs.

Interest expense

Interest expense remained relatively flat as compared to 2017. Our composite average borrowing rate as of December 31, 2018 and 2017 were 8.59% and 8.44%, respectively.

Income tax benefit

The decrease of $1,321 million in income tax benefit was driven by the tax impact of goodwill impairments during the year, and a decreased pre-tax loss. The effective tax rate for the year ended December 31, 2018 was 8.8% as compared with 43.4% for the year ended December 31, 2017. The decrease in our net deferred tax liabilities in 2018 was largely driven by the enactment of the Tax Cuts and Jobs Act on December 22, 2017. We paid $4 million in federal and state taxes in 2018 as compared to net cash refunds of $51 million in 2017.

Basic and Diluted Net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for 2018 was a net loss of $750 million, or $8.37 per share, as compared to a net loss of $2,018 million, or $25.99 per share, in 2017. For 2018, the decrease in net loss was primarily driven by decreased operating expenses and pension settlement costs, partially offset by decreased gain (loss) on extinguishments of debt and debt exchanges and the goodwill impairment charge.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2017 Compared to 2016

On April 1, 2016, we completed our acquisition of Verizon’s wireline properties in California, Texas, and Florida (the CTF Acquisition, of the CTF Operations). Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition. Historical financial and operating data presented for Frontier includes the results of the CTF Operations that were acquired in the CTF Acquisition from the date of acquisition on April 1, 2016. As a result, our financial results for 2017 include CTF Operations for the full year of 2017, while financial results for 2016 only included CTF Operations for the final nine months of 2016.

The sections below include tables that present customer counts, average monthly consumer revenue per customer (ARPC) and consumer customer churn. We define churn as the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month and utilize the average of each monthly churn in the period.

	As of or for the year ended
	December 31, 2017	December 31, 2016		% Increase (Decrease)

Customers (in thousands)	4,850	5,393		(10)%

Consumer customer metrics
Customers (in thousands)	4,397	4,891		(10)%
Net customer additions (losses)	(494)	1,767	(1)	(128)%
Average monthly consumer
revenue per customer	$80.96	$77.47		5%
Customer monthly churn	2.17%	1.98%		10%

Commercial customer metrics
Customers (in thousands)	453	502		(10)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,938	4,271		(8)%
Net subscriber additions (losses)	(333)	1,809	(2)	(118)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	961	1,145		(16)%
Net subscriber additions (losses)	(184)	903	(2)	(120)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	235	274		(14)%
Net subscriber additions (losses)	(39)	(38)	(2)	3%

Employees (3)	22,736	28,332		(20)%

(1)	2,283,000 consumer customers, 250,000 commercial customers and 2,533,000 total customers were acquired at the time of the April 2016 CTF Acquisition.
(2)	2,052,000 broadband subscribers and 1,165,000 video subscribers were acquired at the time of the April 2016 CTF Acquisition.
(3)	At December 31, 2016, we had approximately 1,900 employees in our Frontier Secure Strategic Partnerships business, which was sold in May 2017.

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

Consolidated customer revenue increased $93 million due to consumer customer revenue and $160 million due to commercial customer revenues. The increase in consumer customer revenue was primarily due to additional revenue provided by a full year of CTF Operations in 2017 compared to only nine months in 2016. This increase was partially offset by decreases in voice, data and internet, and video services revenue. We have experienced declines in the number of traditional voice customers and switched access minutes of use as a result of competition and the availability of substitutes. The increase in consolidated commercial customer revenue was primarily driven by additional revenue provided by a full year of CTF Operations in 2017 compared to only nine months in 2016. This increase was partially offset by decreases in our voice services revenue and nonswitched revenue including wireless backhaul revenue and decreased revenues related to our Frontier Secure Strategic Partnerships business which was sold in May 2017.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2017 OPERATING EXPENSES COMPARED TO 2016

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $2 million of net operating expenses, consisting of $1 million of Network related expenses and $1 million of Selling, general, and administrative expense and $23 million, consisting of $11 million of Network related expenses and $12 million of Selling, general, and administrative expense, as non-operating expense for the years ended December 31, 2017 and 2016, respectively. Additional pension settlement costs of $83 million were reclassified from operating expense to non-operating expense for the year ended December 31, 2017. The following tables have been updated to reflect these reclassifications.

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

NETWORK RELATED EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Network related expenses	$1,958	$1,876	$82	4%

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$2,017	$2,081	$(64)	(3)%

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

services costs and facilities. There were approximately $52 million of additional SG&A expense during the year ended December 31, 2016 related to the Frontier Secure Strategic Partnerships business, which was sold in May 2017. The decrease was partially offset by additional expenses resulting from a full year of CTF Operations in 2017 compared to only nine months in 2016.

Pension and OPEB costs

Frontier allocates pension/OPEB expense, which includes only service costs, to network related expenses and SG&A expenses. Total consolidated pension and OPEB expense, excluding pension settlement costs and special termination benefits, for the year ended December 31, 2017 and 2016 were as follows:

	For the year ended December 31,
($ in millions)	2017	2016

Total pension/OPEB
costs	$118	$107
Less: costs capitalized into
capital expenditures	(26)	(25)
Net pension/OPEB expense	$92	$82

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2017	2016	(Decrease)	(Decrease)

Investment and other income, net	$1	$4	$(3)	(75)%
Pension settlement	$83	$-	$83	NM
Losses on early extinguishment of debt
and debt exchanges	$88	$7	$81	NM
Interest expense	$1,534	$1,531	$3	0%
Income tax benefit	$(1,383)	$(250)	$(1,133)	NM

NM - Not meaningful

Investment and other income, net

The decrease in investment and other income, net was due to less restricted cash on hand earning interest during 2017 as compared to the prior year, and the impact of a nonrecurring gain on the expiration/settlement of customer advances in 2016.

Pension settlement costs

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of December 31, 2018, we had unrestricted cash and cash equivalents aggregating $354 million. Our primary source of funds during 2018 was cash on hand, cash generated from operations, cash received from issuance of our second lien notes, incremental borrowings under the Term Loan B, and borrowings on our Revolver (as defined below). In 2018, we used these funds principally for our cash investing and financing activities, primarily capital expenditures, dividends on our preferred stock, and servicing our debt.

On April 1, 2016, we used the restricted cash obtained from net proceeds of the September 2015 senior notes offering and June 2015 equity offerings, along with additional borrowings and cash on hand, to finance the CTF Acquisition.

At December 31, 2018, we had a working capital deficit of $1,231 million, as compared to a working capital deficit of $1,185 million at December 31, 2017. The increase in the working capital deficit is primarily due to an increase in our borrowings under the Revolver, offset by the addition of contract acquisition costs and other short-term contract assets as part of the adoption of ASC 606, in addition to decreases in accounts payable and accounts receivable.

Cash Flows provided from Operating Activities

Net cash provided from operating activities remained relatively stable, decreasing $38 million, or 2%, to $1,812 million in 2018 as compared to 2017.

We paid $4 million in net cash taxes in 2018 as compared to net cash tax refunds of $51 million and $120 million in 2017 and 2016, respectively.

In connection with the CTF and Connecticut Acquisitions, Frontier recognized acquisition and integration costs of $25 million during 2017 compared to $436 million during 2016. Interest expense of $755 million was incurred during 2016 related to the September 2015 debt offering and the JPM Credit Agreement (as defined below). Additionally, Frontier incurred $10 million of interest expense related to the Verizon Bridge Facility in 2016.

Cash Flows used by Investing Activities

Capital Expenditures

In 2018, 2017 and 2016, our capital expenditures were, respectively, $1,192 million, $1,188 million and $1,401 million (including $34 million and $142 million of integration-related capital expenditures in 2017 and 2016, respectively, associated with the CTF Acquisition and the Connecticut Acquisition).

CTF Acquisition

On April 1, 2016, Frontier acquired the wireline operations of Verizon in California, Texas and Florida for a purchase price of $10.54 billion in cash and assumed debt (the CTF Acquisition), pursuant to the February 5, 2015 Securities Purchase Agreement, as amended. In addition, Frontier and Verizon settled the working capital and net debt adjustments with $15 million paid to Frontier in October 2016.

Cash Flows used by and provided from Financing Activities

Proceeds from Debt Borrowings

During 2018, 2017, and 2016, proceeds from long-term debt borrowings were $1,840 million, $1,500 million and $1,940 million, respectively, consisting of senior secured debt. In addition, we had net borrowings of $275 million on our Revolver (as defined below) during 2018. Refer to note 8 for details of the specific transactions.

Debt Reduction

During 2018, 2017 and 2016, we retired an aggregate principal amount of $2,578 million, $1,815 million and $453 million, respectively, consisting of the retirement of $2,198 million, $1,655 million and $23 million, respectively, of senior unsecured debt and $380 million, $159 million, and $430 million, respectively, of secured debt.

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, by exercising rights to call or in privately negotiated transactions. We may also refinance or restructure existing debt or exchange existing debt for newly issued debt obligations or equity securities. The amount of debt that may be repurchased or otherwise retired, if any, would be decided upon at

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position and other considerations.

Mandatory Convertible Preferred Stock (Series A)

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

We initially issued 19,250,000 shares of the Series A Preferred Stock in a registered offering in June 2015. Aggregate net proceeds of the offering were $1,866 million after deducting commissions and expenses. We used the net proceeds from this offering to fund a portion of the acquisition price of the CTF Acquisition and for related fees and expenses.

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and $850 million of borrowing capacity under our Revolver (as reduced by any Standby Letters of Credit outstanding under the JPM Credit Agreement). As of our date of filing, we believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months as of the date of filing. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2018, we had $539 million and $437 million of long-term debt maturing in 2019 and 2020, respectively, excluding interest obligations.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,625 million senior secured Term Loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024. The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of senior notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of senior notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of senior notes maturing in such year. As of December 31, 2018, less than $500 million in principal amount remains outstanding on the senior notes due 2020 and on the two series of senior notes maturing in 2021.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A and the Revolver as of December 31, 2018 was LIBOR plus 2.75%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

On January 25, 2018, Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the JPM

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Credit Agreement to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interest of certain direct subsidiaries of Frontier.

CoBank Credit Facility

Frontier has a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018 (See Note 8), We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

The 2016 CoBank Credit Agreement matures on October 12, 2021. Borrowings under the 2016 CoBank Credit Agreement bears interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under the facility will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in the 2016 CoBank Credit Agreement. The interest rate on the facility as of December 31, 2018 was LIBOR plus 4.875%.

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

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of December 31, 2018, $74 million and $71 million of undrawn Standby Letters of Credit had been issued under the LC Agreements and Revolver respectively. Letters of credit under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Amendment.

Covenants

The terms and conditions contained in our indentures, the JPM Credit Agreement and the CoBank Credit Agreement, include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries and restrictions on asset sales and transfers, mergers and other changes in corporate control subject to important qualifications and exceptions.

Under the credit agreements Frontiers is subject to a first lien net leverage ratio maintenance test which provides for a maximum first lien net leverage ratio of 1.50 to 1.00 as of the last day of any fiscal quarter, stepping down to 1.35 to 1.00 for the fiscal quarters ending June 30, 2020 and thereafter. The covenants provide for junior lien capacity on any indebtedness permitted under the credit agreements, while limiting the incurrence of first lien debt. Additionally, the credit agreements prohibit us from using proceeds from our revolving credit facility to fund dividend payments if the undrawn amount under the Revolver is less than $250 million, and we may not pay dividends on our common stock in excess of $2.40 per share in any fiscal year.

Indentures governing our second lien notes, senior notes and debentures limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. Our second lien notes are guaranteed by each of our subsidiaries that guarantees credit agreements.  In addition, the second lien notes are secured on a second-priority basis by all the assets that secure our obligations under the credit agreements on a first-priority basis.

As of December 31, 2018, we were in compliance with all of the covenants under our indentures and the credit agreements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Preferred Dividends

Holders of our Series A Preferred Stock were entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share. Series A Preferred Stock dividends of $107 million were paid during 2018. Each share of Series A Preferred Stock automatically converted into 1.3333 shares of our common stock on June 29, 2018.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2018 is as follows:

		Payments due by period
($ in millions)	Total	2019	2020	2021	2022	2023	Thereafter

Long-term debt obligations,
excluding interest	$17,400	$539	$437	$1,604	$2,981	$868	$10,971
Interest on long-term debt	9,741	1,475	1,457	1,438	1,382	1,097	2,892
Operating lease obligations	218	73	18	14	13	11	89
Capital lease obligations	84	30	19	13	8	10	4
Financing lease obligations	187	13	14	14	14	15	117
Purchase obligations	116	44	35	26	2	2	7
Liability for uncertain
tax positions	11	-	-	2	-	-	9
Total	$27,757	$2,174	$1,980	$3,111	$4,400	$2,003	$14,089

During 2018, we decreased our outstanding performance letters of credit from $192 million to $145 million at December 31, 2018.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.  Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2018 and 2017, we had no “critical estimates” related to bankruptcies

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

of communications companies or any other significant customers. See Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional discussion.

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist primarily of goodwill, which were generated as a result of business combinations. We test for impairment of these assets annually as of December 31 or more frequently, whenever events occur, or facts and circumstances change that make it more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

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

For the purpose of our goodwill impairment test, we first assess qualitative factors to determine if it is more likely than not that fair value of the reporting unit is less than the carrying amount. If it is less, an additional quantitative evaluation must be performed. Our quantitative assessment consists of using a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports within the wireline telecommunications industry have historically supported a range of fair values of multiples between 4.4x and 6.5x annualized EBITDA (defined as operating income, net of acquisition and integration costs, pension/OPEB expense, pension settlement costs, stock-based compensation expense, goodwill impairment, storm-related costs, work stoppage costs, and restructuring costs and other charges, as well as depreciation and amortization).

During 2018, our common stock declined and traded at historically low prices. As a result, we tested goodwill for impairment in each of the final three quarters of 2018. Our third and fourth quarter quantitative assessments indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairments totaling $641 million for 2018. The driver for the impairment in the third quarter was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation.  During the fourth quarter, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.5x to 5.3x reflecting the lower outlook for our industry as a whole. The first and second quarter quantitative assessments did not result in goodwill impairment charges. In estimating the enterprise fair value, we used 5.5x as the multiple for the first three quarters of 2018 and 5.3x for the fourth quarter test.

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

The enterprise fair value is sensitive to the amount of EBITDA generated by Frontier and the EBITDA multiple used in the calculation. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. The market multiples approach is sensitive to changes in the estimated annual EBITDA, with each $100 million change equating to approximately $530 million of estimated enterprise value. Similarly, a ten-basis point change in the multiple used would affect the estimated enterprise value by approximately $350 million. Sustained low trading prices for our common stock could also affect the reconciliation of our market capitalization and indicate further impairment.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of December 31, 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets. Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2018 and did not result in any significant changes in remaining lives for any of our asset categories. A one year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately $159 million to depreciation expense.

See Notes 6 and 7 of the Notes to Consolidated Financial Statements for additional discussion.

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

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2018, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1,789 million. During 2018, we contributed $114 million to these plans in cash along with real estate properties contribution with an aggregate fair value of $37 million and recorded $111 million of operating expense before capitalization and $30 million of net non-operating expense, including $41 million of pension settlement costs. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2018, and 2017, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 4.30% as of December 31, 2018 for our qualified pension plan, compared to rates of 3.70% and 4.10% in 2017 and 2016, respectively. The discount rate for postretirement plans as of December 31, 2018 was a range of 4.30% to 4.40% compared to a range of 3.70% to 3.80% in 2017 and 4.10% to 4.30% in 2016.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2018:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(75)	$79

Other postretirement plans
Accumulated postretirement benefit obligation	$(30)	$31

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2018, 2017 and 2016, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets in 2018 was (5.59)%. For 2019, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

For additional information regarding our pension and other postretirement benefits see Note 18 to the Notes to Consolidated Financial Statements.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we are not able to realize a portion of our net deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2018, 79% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2018. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 21% of our outstanding borrowings at December 31, 2018 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $34 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2018, the fair value of our long-term debt was estimated to be approximately $11.9 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.59% and our overall weighted average maturity was approximately seven years. As of December 31, 2018, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2017.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2018 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,674 million at December 31, 2017 to $2,348 million at December 31, 2018, a decrease of $326 million, or 12%. This decrease was a result of benefit payments of $317 million and negative investment returns of $159 million, including investment management and administrative fees. The decrease was partially offset by contributions to the Plan of $150 million.

Item 8.   Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1. Financial Statements - See Index on page F-1.

2. Supplementary Data - Quarterly Financial Data is included in the Financial Statements (see 1. above).

3. Schedule of Pledged Subsidiary Financial Data.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2018, that our disclosure controls and procedures were effective.

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

      (c) Changes in internal control over financial reporting

Effective January 1, 2018, we adopted the new revenue guidance under ASC 606, Revenue from Contracts with Customers. The adoption of this guidance requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

The Compensation Committee, pursuant to authority delegated by the Board, has modified our executive compensation program for 2019 in several respects to enhance executive retention, while maintaining a strong link between pay and financial and operating performance.  Among other things, the Compensation Committee approved the following changes relating to compensation of the Company’s named executive officers:

Cash Retention Award

The 2019 Restricted Stock Awards have been converted into cash payments, payable in the first quarter of the year, subject to a recapture provision that requires a ratable repayment over three-years in the event of voluntary departure or involuntary termination for cause.

Name	2019 Cash Retention Award
Daniel McCarthy, President and CEO	$3,600,000
Ken Arndt, EVP and Chief Operations Officer	$1,080,000
Steve Gable, EVP and Chief Technology Officer	$1,080,000
John Maduri, EVP and Chief Customer Officer	$1,400,000

Mr. Sheldon Bruha, our Interim Chief Financial Officer, has received a $170,000 cash-based award that vests one-third per year, subject to continued employment and other requirements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Performance Retention Award

The 2019 Performance Share Awards have been converted into a quarterly based cash incentive program (Performance Retention Award).  The payout will be based on the achievement of the same goals and performance payout scale as the 2019 quarterly bonus program, with any payouts subject to a ratable three-year recapture provision. The recapture provision applies to any payments made under this award in the event of voluntary departure or involuntary termination for cause.

Name	2019 Performance Retention Award – Annual Target
Daniel McCarthy, President and CEO	$2,400,000
Ken Arndt, EVP and Chief Operations Officer	$720,000
Steve Gable, EVP and Chief Technology Officer	$720,000
John Maduri, EVP and Chief Customer Officer	$900,000

Quarterly Bonus Plan Awards

The 2019 short-term bonus will be earned and paid fully on a quarterly schedule with quarterly goals based on specific metrics.  Quarterly bonus payments will be subject to a recapture provision in the event of voluntary termination or involuntary termination for cause before the final fourth quarter bonus being paid.

Name	2019 Quarterly Cash Bonus – Annual Target
Daniel McCarthy, President and CEO	$1,500,000
Sheldon Bruha, Interim Chief Financial Officer	$306,000(1)
Ken Arndt, EVP and Chief Operations Officer	$600,000
Steve Gable, EVP and Chief Technology Officer	$550,000
John Maduri, EVP and Chief Customer Officer	$625,000
(1)	Includes $10,000 per month interim stipend.

Amendments to Mr. McCarthy’s Agreements

In connection with these changes, the Company and Mr. McCarthy will enter into amendments to Mr. McCarthy’s Offer of Employment Letter, dated February 25, 2015, and Change In Control Letter Agreement, dated April 27, 2012, pursuant to which he will be eligible for severance benefits in the event of a non-change in control involuntary termination without cause at the same level, and will be subject to the same change in control arrangements, as other members of the senior leadership team.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.

Executive Officers of the Registrant

Our Executive Officers as of February 28, 2019 were:

7
Name	Age	Current Position and Officer
Kenneth W. Arndt	54	Executive Vice President, Chief Operations Officer
Elisa Bannon-Jones	56	Executive Vice President, Chief Human Resources Officer
Sheldon Bruha	51	Interim Chief Financial Officer
Donald Daniels	51	Senior Vice President, Chief Accounting Officer
Steve Gable John Lass	45 62	Executive Vice President, Chief Technology Officer Executive Vice President, Chief Transformation Officer
John Maduri	57	Executive Vice President, Chief Customer Officer
Daniel J. McCarthy	54	President & Chief Executive Officer, Director
Mark D. Nielsen	54	Executive Vice President, Chief Legal Officer and Secretary

There is no family relationship between the directors or executive officers. The term of office of each of the foregoing officers of Frontier is annual and will continue until a successor (if any) has been elected and qualified.

KENNETH W. ARNDT has been with Frontier since 2003 and was appointed Executive Vice President and Chief Operations Officer in 2018. Previously he was EVP of Commercial Sales Operations. Mr. Arndt also had oversight of Frontier’s operations in Connecticut, New York, Ohio, Pennsylvania and West Virginia. Before joining Frontier, Mr. Arndt served as Vice President of Marketing for Lucent Technologies and Vice President of Sales and Marketing for Commonwealth Telephone Company in Pennsylvania.

ELISA BANNON-JONES has been with Frontier since 2016 and was appointed Executive Vice President and Chief Human Resources Officer in 2018. Previously she was the Senior Vice President, Talent and Culture. Prior to joining Frontier, Ms. Bannon-Jones served in human resources, sales and operations leadership roles at The Budget Group, T-Mobile, U.S. Cellular, and Brightstar Corp.

SHELDON BRUHA was appointed Interim Chief Financial Officer in September 2018. He joined Frontier in February 2018 as Senior Vice President and Treasurer, responsible for Treasury, Investor Relations, Mergers & Acquisitions, and Risk & Insurance. Prior to joining Frontier, Mr. Bruha’s career in global finance included positions at CDI Corp. and senior financial positions heading corporate finance, treasury, tax, and investor relations for Cable & Wireless Communications in Miami and London. He started his financial career at Lehman Brothers, the global investment bank, and held senior investment banking positions in its New York and London offices, focusing on the telecommunications industry.

DONALD DANIELS joined Frontier in July 2014 and was appointed Senior Vice President and Chief Accounting Officer in 2018. Mr. Daniels was previously the Senior Vice President and Controller for Frontier. From October 2002 to July 2014 he held various positions with JetBlue Airways Corporation, including Corporate Controller, Chief Accounting Officer, Vice President and Controller, Assistant Controller, and Director of Financial Reporting. Prior to that Mr. Daniels held various positions of increasing responsibility at Delta Air Lines and Deloitte and Touche, LLP. Mr. Daniels is a veteran of the United States Army and a certified public accountant.

STEVE GABLE has been with Frontier since November 2012 and has been Executive Vice President and Chief Technology Officer since April 2015. Previously he served as Senior Vice President and Chief Information Officer. Prior to Frontier, Mr. Gable was Executive Vice President/CTO of Tribune Company while also serving as President of Tribune Digital. Before Tribune, Mr. Gable served as Vice President of Technology for Clear Channel Radio.

JOHN LASS has been with Frontier since 1994 and was appointed Executive Vice President and Chief Transformation Officer in 2018.  Previously, he led Frontier’s Field Operations team. Before this, Mr. Lass was President of Frontier’s Central Region, comprising Illinois, Indiana, Iowa, Michigan, Minnesota and Nebraska. Mr. Lass’ tenure with Frontier includes a variety of operating roles as well as leadership of integration activities related to significant mergers and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

acquisitions. He served as Vice President of Revenue Assurance and as Regional Operations Vice President, Vice President and General Manager of Citizens Utilities Vermont Electric Division and held operations positions in New York and the Midwest with Frontier, GTE and Contel.

John Maduri has been with Frontier since 2017 and was appointed Executive Vice President and Chief Customer Officer in 2018. Previously he was the Executive Vice President, Consumer Sales, Marketing & Product. He has more than 30 years of experience in the telecommunications industry. From January 2014 to December 2016, Mr. Maduri was President of Cable & Wireless Communications’ Commercial Business Unit, responsible for the strategy and growth of the B2B segment in the Caribbean and Latin America. From 2005 to 2013, Mr. Maduri was CEO of Xplornet Communications Inc. Prior to that, Mr. Maduri served as President,  TELUS Business Solutions, a telecommunications company, from 2000 to 2004. Prior to joining Telus, Mr. Maduri held positions of increasing responsibility with Rogers Communications, including Executive Vice President, Finance and Planning, and Chief Financial Officer. He began his career as a Senior Auditor at the Toronto office of Price Waterhouse.

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

MARK D. NIELSEN has been with Frontier since 2014 and is Executive Vice President and Chief Legal Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART IV

Item 15.  Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)    Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Pledged Subsidiaries Financial Data

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or not required.

(2)Index to Exhibits:

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

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to Frontier’s Current Report on Form 8-K filed July 1, 2010).*
3.4	Certificate of Amendment of Restated Certificate of Incorporation, effective July 5, 2017 (filed as Exhibit 3(i) to Frontier’s Current Report on Form 8-K field on July 10, 2017).
3.5	By-laws, as amended February 6, 2009 (filed as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 6, 2009).*
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

4.12	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K).*
4.13

Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.14	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K).*
4.15

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2012).*

4.16

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”).*

4.17

Sixth Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on September 17, 2014 (the “September 17, 2014 8-K”)).*

4.18

Seventh Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).*

4.19	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
4.20

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between New Communications Holdings Inc. (“Spinco”) and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).*

4.21

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 8.5% Senior Notes due 2020, and 8.75% Senior Notes due 2022 (filed as Exhibit 4.2 to Frontier’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).*

4.22

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

4.23

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.24	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).*
4.25

Base Indenture, dated as of September 25, 2015 (the “2015 Base Indenture”), between Frontier Communications Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 30, 2015 10-Q”)).*

4.26

First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 8.875% Senior Notes due 2020 (including the forms of notes attached thereto) (filed as Exhibit 4.2 to the September 30, 2015 10-Q).*

4.27

Second Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 10.500% Senior Notes due 2022 (including the forms of notes attached thereto) (filed as Exhibit 4.3 to the September 30, 2015 10-Q).*

4.28

Third Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 11.000% Senior Notes due 2025 (including the forms of notes attached thereto) (filed as Exhibit 4.4 to the September 30, 2015 10-Q).  *

4.29

Fourth Supplemental Indenture, dated as of March 20, 2018, to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to the 8.875% Senior Notes due 2020 (filed as Exhibit 4.3 to the March 21, 2018 8-K).*

4.30

Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 30, 2016 10-Q”)).*

4.31

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q).  *

4.32

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q).  *

4.33

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q).  *

4.34

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q).  *

4.35

Indenture, dated as of March 19, 2018, by and among, Frontier Communications Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent, with respect to the 8.500% Second Lien Secured Notes due 2026 (including the forms of notes attached thereto) (filed as Exhibit 4.1 to the March 31, 2018 10-Q).*

10.1

Credit Agreement, dated as of October 12, 2016, by and among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on October 12, 2016) (the “2016 CoBank Credit Agreement”).*

10.2

First Amendment, dated as of March 29, 2017, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10.2 to the March 29, 2017 8-K).*

10.3

Second Amendment, dated as of January 25, 2018, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10.3 to the January 25, 2018 8-K).*

10.4

Third Amendment, dated as of July 3, 2018, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ABC, as the Administration Agent (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on July 5, 2018)*

10.5

First Amended and Restated Credit Agreement, dated as of February 27, 2017, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on February 28, 2017) (the “JPM Credit Agreement”).*

10.6

Amendment No. 1, dated as of February 27, 2017, to the JPM Credit Agreement, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10 to the February 28, 2017 8-K).*

10.7

Amendment No. 2, dated as of January 25, 2018, to the JPM Credit Agreement, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the January 25, 2018 8-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.8

Consent and Amendment No. 3, dated as of July 3, 2018 to the JPM Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on July 5, 2018.)*

10.9

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).*

10.10	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among Frontier, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.11

Non-Employee Directors' Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).  *

10.12	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).*
10.13	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).*
10.14	2013 Frontier Bonus Plan (filed as Appendix A to Frontier’s Proxy Statement dated March 25, 2013 (the “2013 Proxy Statement”)).*
10.15	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).*
10.16	2009 Equity Incentive Plan (filed as Appendix A to Frontier’s Proxy Statement dated April 6, 2009).*
10.17	2013 Equity Incentive Plan (filed as Appendix B to the 2013 Proxy Statement).*
10.18	2017 Equity Incentive Plan (filed as Annex A to Frontier’s Proxy Statement dated March 28, 2017).*
10.19

Change in Control Letter Agreement, dated April 27, 2012, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012).*

10.20

Offer of Employment Letter, dated February 25, 2015, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 3, 2015 (the “March 3, 2015 8-K”)).*

10.21	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).*
10.22	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).*
10.23	Offer of Employment Letter, dated December 6, 2016, between Frontier and Kenneth Arndt. (filed as Exhibit 10.31 to the December 31, 2017 10-K).*
10.24	Offer of Employment Letter, dated October 3, 2012, between Frontier and Steven Gable. (filed as Exhibit 10.32 to the December 31, 2017 10-K.).*
10.25	Form of Restricted Stock Agreement. (filed as Exhibit 10.33 to the December 31, 2017 10-K).*
10.26	Form of Performance Share Agreement. (filed as Exhibit 10.34 to the December 31, 2017 10-K).*
10.27	Form of Restricted Cash Award Agreement. (filed as Exhibit 10.35 to the December 31, 2017 10-K).*
10.28	Form of Performance Cash Award Agreement. (filed as Exhibit 10.36 to the December 31, 2017 10-K).*
10.29	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans (filed as Exhibit 10.29 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2016). *
10.30	Form of Indemnification Agreement with Directors and Officers. (filed as Exhibit 10.38 to the December 31, 2017 10-K).*
10.31

Offer of Employment Letter, dated April 27, 2017, between Frontier and Christopher Levendos (filed as Exhibit 10.2 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Second Quarter 2017 10-Q”)).*

10.32	Offer of Employment Letter, dated June 12, 2017, between Frontier and John Maduri (filed as Exhibit 10.3 to the Second Quarter 2017 10-Q).*
10.33

Form of Change in Control Agreement, dated as of July 10, 2017, by and between Frontier and each of Kenneth W. Arndt, Steve Gable, John Maduri, R. and Mark D. Nielsen (synchronizing the terms of existing change in control provisions) (filed as Exhibit 10.4 to the Second Quarter 2017 10-Q).*

10.34	Form of Acceptance of Recapture Agreement relating to Frontier’s 2019 bonus plan and retention awards.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibits 10.11 through 10.33 are management contracts or compensatory plans or arrangements.

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

February 28, 2019

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2019.

Signature	Title

/s/ Leroy T. Barnes, Jr.	Director
(Leroy T. Barnes, Jr.)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Chief Accounting Officer
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ Sheldon Bruha	Interim Chief Financial Officer
(Sheldon Bruha)	(Principal Financial Officer)

/s/ Daniel J. McCarthy	Director, President & Chief Executive Officer
(Daniel J. McCarthy)	(Principal Executive Officer)

/s/ Michael R. McDonnell	Director
(Michael R. McDonnell)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Virginia P. Ruesterholz	Director
(Virginia P. Ruesterholz)

/s/ Robert A. Schriesheim	Director
(Robert A. Schriesheim)

/s/ Howard L. Schrott	Director
(Howard L. Schrott)

/s/ Mark Shapiro	Director
(Mark Shapiro)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-4

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-5

Consolidated Statements of Operations for the years ended
December 31, 2018, 2017 and 2016	F-6

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2018, 2017 and 2016	F-6

Consolidated Statements of Equity for the years ended
December 31, 2018, 2017 and 2016	F-7

Consolidated Statements of Cash Flows for the years ended
December 31, 2018, 2017 and 2016	F-8

Notes to Consolidated Financial Statements	F-9

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Daniel J. McCarthy	/s/ Sheldon Bruha
Daniel J. McCarthy	Sheldon Bruha
President and Chief Executive Officer	Interim Chief Financial Officer

Norwalk, Connecticut

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frontier Communications Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frontier Communications Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes  (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Stamford, Connecticut
February 28, 2019

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

($ in millions and shares in thousands, except for per-share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$354	$362
Accounts receivable, less allowances of $105 and $69, respectively	723	819
Contract acquisition costs	107	-
Prepaid expenses	86	78
Income taxes and other current assets	60	64
Total current assets	1,330	1,323

Property, plant and equipment, net	14,187	14,377
Goodwill, net	6,383	7,024
Other intangibles, net	1,494	2,063
Other assets	265	97
Total assets	$23,659	$24,884

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$814	$656
Accounts payable	495	564
Advanced billings	256	270
Accrued content costs	91	102
Accrued other taxes	182	156
Accrued interest	381	401
Pension and other postretirement benefits	39	29
Other current liabilities	303	330
Total current liabilities	2,561	2,508

Deferred income taxes	1,109	1,139
Pension and other postretirement benefits	1,750	1,676
Other liabilities	281	317
Long-term debt	16,358	16,970

Equity:
Preferred stock, $0.01 par value (50,000 authorized shares,
11.125%, Series A, 0 and 19,250 shares issued and outstanding,
at December 31, 2018 and 2017, respectively)	-	-
Common stock, $0.25 par value (175,000 authorized shares,
106,025 and 79,352 issued, and 105,536 and 78,441 outstanding,
at December 31, 2018 and 2017, respectively)	27	20
Additional paid-in capital	4,802	5,034
Accumulated deficit	(2,752)	(2,263)
Accumulated other comprehensive loss, net of tax	(463)	(366)
Treasury common stock	(14)	(151)
Total equity	1,600	2,274
Total liabilities and equity	$23,659	$24,884

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in millions and shares in thousands, except for per-share amounts)

	2018	2017	2016

Revenue	$8,611	$9,128	$8,896

Operating expenses:
Network access expenses	1,441	1,597	1,470
Network related expenses	1,898	1,958	1,876
Selling, general and administrative expenses	1,815	2,017	2,081
Depreciation and amortization	1,954	2,184	2,031
Goodwill impairment	641	2,748	-
Acquisition and integration costs	-	25	436
Restructuring costs and other charges	35	82	91
Total operating expenses	7,784	10,611	7,985

Operating income (loss)	827	(1,483)	911

Investment and other income, net	13	1	4
Pension settlement costs	41	83	-
Gains (Loss) on early extinguishment
of debt and debt exchanges	32	(88)	(7)
Interest expense	1,536	1,534	1,531

Loss before income taxes	(705)	(3,187)	(623)
Income tax benefit	(62)	(1,383)	(250)

Net loss	(643)	(1,804)	(373)
Less: Dividends on preferred stock	107	214	214

Net loss attributable to
Frontier common shareholders	$(750)	$(2,018)	$(587)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(8.37)	$(25.99)	$(7.61)

Total weighted average shares outstanding - basic and diluted	89,683	77,736	77,607

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in millions)

	2018	2017	2016

Net loss	$(643)	$(1,804)	$(373)
Other comprehensive income (loss), net of tax	(97)	21	(34)

Comprehensive loss	$(740)	$(1,783)	$(407)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in millions and shares in thousands)

							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance December 31, 2015	19,250	$-	79,532	$20	$6,312	$(87)	$(353)	(1,652)	$(278)	$5,614
Stock plans	-	-	-	-	(44)	-	-	290	63	19
Dividends on common stock
($6.35 per share)	-	-	-	-	(493)	-	-	-	-	(493)
Dividends on preferred stock
($11.12 per share)	-	-	-	-	(214)	-	-	-	-	(214)
Net loss	-	-	-	-	-	(373)	-	-	-	(373)
Other comprehensive income,
net of tax	-	-	-	-	-	-	(34)	-	-	(34)
Balance December 31, 2016	19,250	-	79,532	20	5,561	(460)	(387)	(1,362)	(215)	4,519
Cumulative-effect adjustment
from adoption of ASU 2016-09	-	-	-	-	-	1	-	-	-	1
Stock plans	-	-	-	-	(47)	-	-	271	64	17
Dividends on common stock
($3.42 per share)	-	-	-	-	(266)	-	-	-	-	(266)
Dividends on preferred stock
($11.12 per share)	-	-	-	-	(214)	-	-	-	-	(214)
Net loss	-	-	-	-	-	(1,804)	-	-	-	(1,804)
Other comprehensive loss, net
of tax	-	-	-	-	-	-	21	-	-	21
Balance December 31, 2017	19,250	-	79,532	20	5,034	(2,263)	(366)	(1,091)	(151)	2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	964	-	(118)	-	-	602	137	19
Dividends on preferred stock
($5.56 per share)	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(643)	-	-	-	(643)
Other comprehensive income,
net of tax	-	-	-	-	-	-	(97)	-	-	(97)
Balance December 31, 2018	-	$-	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

($ in millions)

	2018	2017	2016
Cash flows provided from (used by) operating activities:
Net loss	$(643)	$(1,804)	$(373)
Adjustments to reconcile net loss to net cash provided from
operating activities:
Depreciation and amortization	1,954	2,184	2,031
(Gain) Loss on early extinguishment of debt and debt exchanges	(32)	88	7
Pension settlement costs	41	83	-
Special termination benefits	-	5	26
Stock-based compensation expense	18	14	24
Amortization of deferred financing costs	34	33	46
Other adjustments	(32)	(14)	(12)
Deferred income taxes	(67)	(1,385)	(206)
Goodwill Impairment	641	2,748	-
Change in accounts receivable	65	122	(19)
Change in accounts payable and other liabilities	(141)	(298)	67
Change in prepaid expenses, income taxes and other assets	(26)	74	85
Net cash provided from operating activities	1,812	1,850	1,676

Cash flows provided from (used by) investing activities:
Cash paid for CTF Acquisition	-	-	(9,871)
Capital expenditures - Business operations	(1,192)	(1,154)	(1,259)
Capital expenditures - Integration activities	-	(34)	(142)
Proceeds on sale of assets	11	110	8
Other	5	24	5
Net cash used by investing activities	(1,176)	(1,054)	(11,259)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(2,515)	(1,811)	(453)
Proceeds from long-term debt borrowings	1,840	1,500	1,940
Proceeds from revolving debt	525	-	-
Repayment of revolving debt	(250)	-	-
Financing costs paid	(43)	(15)	(39)
Dividends paid on common stock	-	(266)	(493)
Dividends paid on preferred stock	(107)	(214)	(214)
Premium paid to retire debt	(17)	(86)	-
Capital lease obligation payments	(36)	(42)	(8)
Other	(5)	(8)	(8)
Net cash provided from (used by) financing activities	(608)	(942)	725
Increase (Decrease) in cash, cash equivalents and restricted cash	28	(146)	(8,858)
Cash, cash equivalents and restricted cash at January 1,	376	522	9,380
Cash, cash equivalents and restricted cash at December 31,	$404	$376	$522

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,507	$1,548	$1,467
Income tax payments (refunds), net	$4	$(51)	$(120)

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	$37	$-	$15
Reduction of pension obligation	$37	$-	$15
Increase (Decrease) in capital expenditures due to changes
in accounts payable	$-	$50	$(60)
Capital lease obligations	$-	$17	$111

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Description of Business and Summary of Significant Accounting Policies:

(a)  Description of Business:

Frontier Communications Corporation (Frontier) is the fourth largest Incumbent Local Exchange Carrier (ILEC) in the United States, with approximately 4.5 million customers, 3.7 million broadband subscribers and 21,200 employees, operating in 29 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

Effective April 1, 2016, Frontier’s scope of operations and balance sheet changed materially as a result of the completion of the CTF Acquisition, as described in Note 4 - Acquisitions. Historical financial data presented for Frontier is not indicative of the future financial position or operating results for Frontier, and includes the results of the CTF Operations, as defined in Note 4 – Acquisitions, from the date of acquisition on April 1, 2016.

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

For our financial statements as of and for the period ended December 31, 2018, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(c)  Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Other assets” on our consolidated balance sheet as of December 31, 2018 and $14 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of December 31, 2017. These amounts represent funds held as collateral by certain insurance carriers.

(d)  Revenue Recognition:

Revenue for Voice services, Data & Internet services, Video services, Switched and nonswitched access services will be recognized as the service is provided. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), of $213 million, $216 million, and $217 million for the years ended December 31, 2018, 2017, and 2016, respectively, and video franchise fees of $47 million, $52 million, and $37 million for the years ended December 31, 2018, 2017, and 2016, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.

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

We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. We tested goodwill for impairment as of December 31, 2018 as a result of the continued decline in share price of our common stock since September 30, 2018, the date of our last goodwill impairment test. Refer to Note 7 for a discussion of our goodwill impairment testing and results as of December 31, 2018. We adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” during 2017 in conjunction with our goodwill impairment assessment.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we are not able to realize a portion of our net deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

(j)   Net Loss Per Share Attributable to Frontier Common Shareholders:

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income (loss) per share attributable to Frontier common shareholders. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 14 – Net Loss Per Common Share.

(2)  Recent Accounting Pronouncements:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

information for historical periods has not been adjusted and continues to be reported under ASC 605. See Note 3 for additional details and disclosures.

The table below summarizes the impact of the adoption of ASC 606 on revenue, operating expenses, and operating income for the year ended December 31, 2018:

	For the year ended December 31, 2018
			Amounts without
		Adjustments	Adoption of
($ in millions)	As Reported	for ASC 606	ASC 606

Revenue	$8,611	$(15)	$8,596
Operating expenses	7,784	15	7,799
Operating income	$827	$(30)	$797

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This standard was established to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by requiring that an employer disaggregate the service cost component of periodic benefit cost from the other components of net benefit cost. The amendments in the update also provide explicit guidance on how to present the service cost component and other components of net benefit cost in the Statement of operations and allow only the service cost components of net benefit cost to be eligible for capitalization. Frontier retrospectively adopted the standard during the first quarter of 2018 and applied changes to our presentation of pension settlement costs and certain other benefit costs. Frontier utilized the practical expedient utilizing the amounts disclosed in its pension and other postretirement plan note (Note 18) for prior comparative periods as the estimation basis for applying retrospective presentation requirements.

The table below summarizes the impact of adoption of ASU No. 2017-07 for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017			2016
		Impact of			Impact of
		Adoption of			Adoption of
($ in millions)	As Reported	ASU 2017-07	As Restated	As Reported	ASU 2017-07	As Restated
Operating expenses:
Network related expenses	$1,959	$(1)	$1,958	$1,887	$(11)	$1,876
Selling, general and administrative expenses	$2,018	$(1)	$2,017	$2,093	$(12)	$2,081
Pension settlement costs	$83	$(83)	$-	$-	$-	$-

Non-operating income/expenses:
Investment and other income, net	$3	$(2)	$1	$27	$(23)	$4
Pension settlement costs	$-	$83	$83	$-	$-	$-

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard.

The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Frontier plans to adopt ASC 842 using the modified retrospective approach.  Therefore, we will not adjust the balance sheet for comparative periods but will record a cumulative effect adjustment to accumulated deficit on January 1, 2019.

For lessee and lessor agreements, the new standard provides a number of optional practical expedients in transition. Frontier expects to elect the ‘package of practical expedients’, which permits the Company to not reassess under the new standard it’s prior conclusions about lease identification, lease classification, and initial direct costs.  Additionally, Frontier expects to elect the land easement practical expedient, which permits the Company to account for land easements under the new standard only on a prospective basis. Frontier does not expect to elect the us of hindsight practical expedient.

For lessee agreements, the standard also provides practical expedients for an entity’s ongoing accounting. Frontier expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for leases with terms of less than twelve months, we will not recognize assets or liabilities, including existing leases at transition. Frontier does not expect to elect the practical expedient to not separate lease and non-lease components. On adoption, we expect to recognize additional operating liabilities with corresponding right of use assets based on the present values of the remaining minimum rental payments for existing operating leases. Additionally, we expect to recognize the deferred gain of approximately $16 million on certain failed leaseback transactions that would qualify for sale-leaseback accounting under the new guidance as a cumulative effect adjustment to accumulated deficit on January 1, 2019.

A significant number of Frontier’s telecom service contracts include equipment rentals to its customers, The Company expects to apply the practical expedient to account for those associated equipment rentals and telecom services as a single, combined component. We have evaluated the service component to be ‘predominant’ in these contracts and will account for the combined component as a single performance obligation under ASC 606. Frontier expects substantially all of its lessor agreements to be classified as operating leases under the new standard.

We are implementing changes to our systems, processes, policies and internal controls to meet the standard’s reporting and disclosure requirements. The impact of adopting this standard will result in an increase to assets and liabilities that we expect is less than 3% of our total assets and total liabilities.  The impact to the consolidated statement of operations, comprehensive loss, equity and cash flows is expected to be immaterial.

Financial Instrument Credit Losses

In June 2016, The FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which amends the current financial statement impairment model requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  Frontier is currently evaluating the impact of adoption of this standard on our consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the “Tax Act”) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations,” even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. Frontier plans to adopt the standard during the first

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

quarter of 2019. Upon adoption, Frontier anticipates an increase to Retained earnings of approximately $80 million, with a corresponding decrease to Accumulated other comprehensive income on the consolidated balance sheet.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (ASC 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees and supersedes the guidance in ASC 505-50. Currently, nonemployee share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Frontier expects a minimal impact to our financial statements from adoption of this standard.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820):Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Frontier is currently evaluating the impact of the adoption of this standard on our disclosures.

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans". This standard eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this guidance beginning January 1, 2021. Early adoption is permitted. The amendments in the standard would need to be applied on a retrospective basis. Frontier is currently evaluating the impact of the adoption of this standard on our disclosures.

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

Bundled Service and Allocation of Discounts

When customers purchase more than one service, the revenue allocable to each service under ASC 606 is determined based upon the relative stand-alone selling price of each service received.  While this change results in different allocations to each of the services, it does not change total customer revenue. We frequently offer service discounts as an incentive to customers. Service discounts reduce the total transaction price allocated to the performance obligations that are satisfied over the term of the customer contract. We may also offer incentives which are considered cash equivalents (e.g. Visa gift cards) that similarly result in a reduction of the total transaction price as well as lower revenue over the term of the contract. A contract asset is often created during the beginning of the contract term when the term of the discount is shorter than the contract term. These contract assets are realized over the term of the contract as our performance obligations are satisfied and customer consideration is received.

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered a separate performance obligation under ASC 606. As a result, while these incentives are free to the customer, a portion of the consideration received from the customer over the contract term is ascribed to them based upon their relative stand-alone selling price. The revenue, reflected in “Other revenue” and costs, reflected in “Network access expense”, for these incentives are recognized when they are delivered to the customer and the performance obligation is satisfied. Similar to discounts, these types of incentives generally result in the creation of a contract asset during the beginning of the contract term. As part of the above transition adjustment, $40 million and $37 million of Short-term and Long-term contract assets were recorded, respectively. As of December 31, 2018, we have included $44 million of Short-term contract assets in Other current assets and $25 million of Long-term contract assets in Other assets on our consolidated balance sheet.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Upfront Fees

All non-refundable upfront fees provide our customers with a material right to renew and therefore must be deferred and amortized into revenue over the expected period for which related services are provided. With upfront fees assessed at the beginning of a contract, a contract liability is often created, which is reduced over the term of the contract as the performance obligations are satisfied. As part of the transition adjustment above, $12 million and $9 million of Short-term and Long-term contract liabilities were recorded, respectively, for carrier upfront fees. As of December 31, 2018, we have included $12 million of Short-term contract liabilities in Other current liabilities and $9 million of Long-term contract liabilities in Other liabilities on our consolidated balance sheet related to carrier upfront fees.

Contract Acquisition Costs

Under ASC 606, certain costs to acquire customers must be deferred and amortized over the related contract period or expected customer life (average of 3.8 years). For Frontier, this includes certain commissions paid to acquire new customers. Beginning January 1, 2018, commissions attributable to new customer contracts are being deferred and amortized into expense. Historically these acquisition costs were expensed as incurred. Frontier expects that the incremental commissions paid as a result of acquiring customers are recoverable and therefore, as part of the transition adjustment above, short-term acquisition costs of $87 million and long-term contract acquisition costs of $117 million were deferred. For the year ended December 31, 2018, Frontier deferred $138 million of costs and amortized deferred costs of $108 million to Selling, general and administrative expense. As of December 31, 2018, we have recorded short-term contract acquisition costs of $107 million and included $127 million of long-term contract acquisition costs in Other assets on our consolidated balance sheet.

Reserves and Disputes

For carrier disputes, Frontier previously recorded a reserve as a reduction of commercial revenue on a case by case basis once the carrier claim was validated by Frontier. Under ASC 606, credits issued for disputes are variable consideration and an estimate for the credits to be issued is now being recorded at the time of customer billing and the related contract liability is reflected in our Allowance for doubtful accounts (see Note 5). During 2018, there were $12 million in additional reserves recorded under the requirements of ASC 606 that would not have been recorded under the requirements of ASC 605.

Switched Access

Under ASC 606, switched access revenue, which has been historically reflected in Other regulatory revenue, is considered revenue from a customer; therefore, will be reflected in commercial customer revenue on a prospective basis.

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities requested by them. Historically, these amounts were reflected as offsets to the costs of construction and were recorded net in property, plant and equipment accounts. Under ASC 606, certain CIAC amounts will now be recognized as other customer revenue. For the year ended December 31, 2018, we recognized $41 million in Revenue for performance obligations that were satisfied during the period.

USF Fees

Universal Service Fund Fees assessed to our customers were previously reflected in regulatory revenue. Under ASC 606, these amounts are being included in contract value and allocated to the services which have been delivered based on relative stand-alone selling price of each service.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the impacts of adopting ASC 606 on Frontier’s consolidated balance sheet as of December 31, 2018.

	December 31, 2018
		Impact of	Amounts Excluding
($ in millions)	As Reported	Adoption of ASC 606	Adoption of ASC 606
Assets
Accounts receivable, net	$723	$44	$767
Contract acquisition costs	$107	$(107)	$-
Prepaid expenses	$86	$3	$89
Other current assets	$60	$(4)	$56
Property, plant and equipment, net	$14,187	$(56)	$14,131
Other assets	$265	$(117)	$148

Liabilities and Equity
Other current liabilities	$303	$(6)	$297
Other liabilities	$281	$10	$291
Deferred income taxes	$1,109	$(57)	$1,052
Accumulated deficit	$(2,752)	$(184)	$(2,936)

The following tables summarize the impacts of adopting ASC 606 on Frontier’s statement of operations for the year ended December 31, 2018.

	For the year ended December 31, 2018
		Impact of	Amounts Excluding
	As Reported	Adoption of ASC 606	Adoption of ASC 606
($ in millions)
Revenue	$8,611	$(15)	$8,596

Operating expenses:
Network access expenses	1,441	(3)	1,438
Network related expenses	1,898	-	1,898
Selling, general and administrative expenses	1,815	19	1,834
Other operating expenses	2,630	(1)	2,629
Total operating expenses	7,784	15	7,799

Operating income (loss)	$827	$(30)	$797

The impact of adoption of ASC 606 on net loss, basic and diluted net loss per share, consolidated statement of comprehensive loss, and the consolidated statement of cash flows were not material for the year ended December 31, 2018.

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

Voice services include traditional local and long-distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voice services also include the long-distance voice origination and termination services that we provide to our business customers and other carriers;

Video services include revenues generated from services provided directly to residential customers through the FiOS® and Vantage video brands, and through DISH® satellite TV services;

Other customer revenue includes switched access revenue, sales of customer premise equipment to our business customers, rents collected for collocation services, and revenue from other services and fees. Switched

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

	For the year ended December 31,
	2018
			Amounts
		Impact of	Excluding
		Adoption of	Adoption of
($ in millions)	As Reported	ASC 606	ASC 606	2017		2016
Data and Internet services	$3,878	$(103)	$3,775	$3,862	(1)	$3,693	(1)
Voice services	2,721	(152)	2,569	2,864		2,886
Video services	1,085	99	1,184	1,304		1,244
Other	544	(193)	351	322		276
Revenue from contracts
with customers	8,228	(349)	7,879	8,352	(1)	8,099	(1)
Subsidy and other regulatory revenue	383	334	717	776		797
Total revenue	$8,611	$(15)	$8,596	$9,128	(1)	$8,896	(1)

	For the year ended December 31,
	2018
			Amounts
		Impact of	Excluding
		Adoption of	Adoption of
($ in millions)	As Reported	ASC 606	ASC 606	2017		2016
Consumer	$4,380	$(116)	$4,264	$4,476		$4,383
Commercial	3,848	(233)	3,615	3,876	(1)	3,716	(1)
Revenue from contracts
with customers	8,228	(349)	7,879	8,352	(1)	8,099	(1)
Subsidy and other regulatory revenue	383	334	717	776		797
Total revenue	$8,611	$(15)	$8,596	$9,128	(1)	$8,896	(1)

(1)	Includes revenue from Frontier Secure Strategic Partnerships business, which was sold in May of 2017, of $40 million and $84 million for the years ended December 31, 2017 and 2016, respectively.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The opening and closing balances of Frontier’s contract asset and contract liability balances for the year ended December 31, 2018 are as follows:

	Contract		Contract
($ in millions)	Assets		Liabilities

Balance January 1, 2018	$77	(1)	$(60)	(3)
Revenue recognized included
in opening contract balance	(57)		119
Cash received, excluding amounts
recognized as revenue	-		(135)
Credits granted, excluding amounts
recognized as revenue	49		-
Other	-		5
Balance December 31, 2018	$69	(2)	$(71)	(4)

(1) Includes $40 million in other current assets and $37 million in other assets.

(2) Includes $44 million in other current assets and $25 million in other assets.

(3) Includes $41 million in other current liabilities and $19 million in other liabilities.

(4) Includes $49 million in other current liabilities and $22 million in other liabilities.

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

Revenue from remaining
($ in millions)	performance obligations

2019	$2,893
2020	1,209
2021	487
2022	259
2023	141
Thereafter	184
Total	$5,173

(4)   Acquisitions:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(Unaudited)
For the year ended
($ in millions, except per share amounts)	December 31, 2016

Revenue	$10,255

Operating income	$1,433

Net loss attributable to Frontier
common shareholders	$(262)

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

Frontier incurred operating expenses related to the CTF Acquisition and the Connecticut Acquisition, as follows:

	For the year ended December 31,
($ in millions)	2018	2017	2016

Acquisition costs:
CTF Acquisition	$-	$-	$23

Integration costs:
CTF Acquisition	-	25	412
Connecticut Acquisition	-	-	1
	-	25	413

Total acquisition and
integration costs	$-	$25	$436

We also invested $0 million, $34 million and $142 million in capital expenditures related to the CTF Acquisition during the years ended December 31, 2018, 2017, and 2016, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Accounts Receivable:

The components of accounts receivable, net at December 31, 2018 and 2017 are as follows:

($ in millions)	2018	2017

Retail and Wholesale	$745	$801
Other	83	87
Less: Allowance for doubtful accounts	(105)	(69)
Accounts receivable, net	$723	$819

A transition adjustment of $32 million was recorded for the impact of ASC 606 to the Allowance for doubtful accounts as of January 1, 2018 to reflect the cumulative impact of this change on prior periods.

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is as follows:

				Charged
				(Credited) to
				Switched and
	Balance at	ASC 606	Charged to	Nonswitched		Balance at
	beginning of	Transition	Other	Revenue and	Write-offs, net	end of
($ in millions)	the Period	Adjustment	Revenue	Other	of Recoveries	the Period

2016	$57	$-	$164	$15	$(105)	$131
2017	$131	$-	$109	$(22)	$(149)	$69
2018	$69	$32	$79	$14	$(89)	$105

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $93 million, $87 million and $179 million for the years ended December 31, 2018, 2017 and 2016, respectively. Excluding the impact of adopting ASC 606, our allowance for doubtful accounts remained relatively stable in 2018. Our allowance for doubtful accounts decreased during 2017 primarily as a result of resolutions of carrier disputes and increased collection efforts on delinquent balances in both our CTF and Legacy markets and increased in 2016 primarily as a result of the customer account balances related to CTF Operations subsequent to the CTF Acquisition.  Resolutions reached with carriers resulted in a reduction of our reserves of $9 and $39 million in 2018 and 2017, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)  Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2018 and 2017 are as follows:

	Estimated
($ in millions)	Useful Lives	2018	2017

Land	N/A	$230	$231
Buildings and leasehold improvements	40 years	2,302	2,282
General support	5 to 15 years	1,616	1,570
Central office/electronic circuit equipment	5 to 18 years	8,447	8,137
Poles	30 years	1,211	1,095
Cable, fiber and wire	15 to 25 years	11,743	10,997
Conduit	50 years	1,672	1,646
Construction work in progress		436	538
Property, plant and equipment		27,657	26,496
Less: Accumulated depreciation		(13,470)	(12,119)
Property, plant and equipment, net		$14,187	$14,377

Property, plant, and equipment includes approximately $152 million and $171 million of fixed assets recognized under capital leases as of December 31, 2018 and 2017, respectively.

In 2018 and 2017, we sold certain properties, generating $11 million and $102 million, respectively, in net proceeds, of which $9 million and $97 million, respectively relates to property subject to leasebacks. For these properties, we have deferred $9 million and $66 million, respectively, of related gains that will be amortized over the related lease terms of two years. For year ended December 31, 2018 and 2017, amortization of these deferred gains totaled $36 million and $23 million, respectively, which are included in “Selling, general and administrative expenses” on our consolidated Statement of operations. As of December 31, 2018 and 2017 we had remaining deferred gain balances of $16 million and $43 million, respectively, which were included in “Other liabilities.”

In January 2019, we closed the sale of wireless towers for approximately $76 million. The aggregate carrying value of the towers is approximately $1 million, and the gain on the sale of the towers will be recognized against “Accumulated Depreciation” in our consolidated Statement of operations.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the year ended December 31,
($ in millions)	2018	2017	2016

Depreciation expense	$1,385	$1,485	$1,388

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2018, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)  Goodwill and Other Intangibles:

The changes in the carrying amount of goodwill, net for the years ended December 31, 2018 and 2017 were as follows:

($ in millions)	Goodwill, net

Balance at January 1, 2017	$9,674
Goodwill Impairment	(2,748)
CTF Acquisition adjustment	98
Balance at December 31, 2017	7,024
Goodwill impairment	(641)
Balance at December 31, 2018	$6,383

Accumulated goodwill impairment charges were $3,429 million and $2,788 million as of December 31, 2018 and 2017, respectively.

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. Due to the continued decline in our stock price we had triggering events in the final three quarters of 2018.

We use a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports within the wireline telecommunications industry have historically supported a range of fair values of multiples between 4.4x and 6.5x annualized EBITDA (defined as operating income, net of acquisition and integration costs, pension/OPEB expense, pension settlement costs, stock-based compensation expense, goodwill impairment, storm-related costs, work stoppage costs, and restructuring costs and other charges, as well as depreciation and amortization). We estimated the enterprise fair value using a multiple of 5.5x EBITDA for each of the first three quarterly evaluations in 2018 and used a multiple of 5.3x EBITDA for our fourth quarter evaluation.

We recorded goodwill impairments totaling $641 million for 2018. The driver for the impairment in the third quarter was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation.  During the fourth quarter, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.5x to 5.3x reflecting the lower outlook for our industry as a whole.

Our second and fourth quarter quantitative assessments in 2017 indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We elected to early adopt the simplified goodwill testing method under ASU 2017-04, recording goodwill impairments totaling $2,748 million for 2017. The driver for the impairment in the second quarter was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation. During the fourth quarter, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.8x to 5.5x reflecting the lower outlook for our industry as a whole. The revaluation of our net deferred tax liabilities which resulted from the enactment of Tax Cut and Job Act, caused further goodwill impairment (see Note 13). Our first and third quarter quantitative assessments indicated that the fair value of the enterprise exceeded its carrying value and, therefore, no indication of impairment existed in either period.

The market multiples approach that we use incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also consider observed trends of our industry participants. Declines in our industry outlook could also result in future impairments. Our assessment includes many qualitative factors that require significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the need for, or size of, an impairment. Continued declines in our profitability or cash flows or in the sustained, historically low trading prices of our common stock may result in further impairment.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired, noting no additional impairment was present as of December 31, 2018.

The components of other intangibles at December 31, 2018 and 2017 are as follows:

	2018			2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(3,848)	$1,340	$5,188	$(3,294)	$1,894
Trade name	122	-	122	122	-	122
Royalty agreement	72	(40)	32	72	(25)	47
Total other intangibles	$5,382	$(3,888)	$1,494	$5,382	$(3,319)	$2,063

Amortization expense was as follows:

	For the year ended December 31,
($ in millions)	2018	2017	2016

Amortization expense	$569	$699	$643

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method. The approximate weighted average remaining life of our customer base is 5.29 years and for our royalty agreement is 2.25 years. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $454 million in 2019, $354 million in 2020, $260 million in 2021, $173 million in 2022, and $95 million in 2023.

   (8) Long-Term Debt:

 The activity in our long-term debt from January 1, 2018 to December 31, 2018 is summarized as follows:

		For the year ended December 31, 2018
($ in millions)	January 1, 2018	Payments and Retirements	New Borrowings	December 31, 2018	Interest Rate at December 31, 2018*

Secured debt issued by Frontier	$3,511	$(630)	$2,365	$5,246	6.76%
Unsecured debt issued by Frontier	13,495	(2,198)	-	11,297	9.56%
Secured debt issued by subsidiaries	107	-	-	107	8.35%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,863	$(2,828)	$2,365	$17,400	8.59%

Less: Debt Issuance Costs	(183)			(178)
Less: Debt Premium/(Discount)	(54)			(50)
Less: Current Portion	(656)			(814)
	$16,970			$16,358

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2018 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt at December 31, 2018 and 2017 is as follows:

	December 31, 2018		December 31, 2017
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/24/2019 (1)	$-		$245	5.445% (Variable)
Term loan due 3/31/2021 (2)	1,402	5.280% (Variable)	1,483	4.320% (Variable)
Term loan due 10/12/2021(3)	239	7.405% (Variable)	276	5.445% (Variable)
Revolver due 2/27/2022(4)	275	5.280% (Variable)	-
Term loan due 6/15/2024 (5)	1,716	6.280% (Variable)	1,492	5.320% (Variable)
Second lien notes due 4/1/2026	1,600	8.500%	-
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	1	0.000%	2	0.000%
Total secured debt issued by Frontier	5,246		3,511

Unsecured debt issued by Frontier
Senior notes due 10/1/2018	-		491	8.125%
Senior notes due 3/15/2019	348	7.125%	404	7.125%
Senior notes due 4/15/2020	172	8.500%	619	8.500%
Senior notes due 9/15/2020	55	8.875%	303	8.875%
Senior notes due 7/1/2021	89	9.250%	490	9.250%
Senior notes due 9/15/2021	220	6.250%	775	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	11,297		13,495

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	7	6.154%	7	6.152%
Total secured debt issued by subsidiaries	107		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,400	8.4%(6)	$17,863	8.1%(6)

(1)  Represents borrowings under the 2014 CoBank Credit Agreement, as defined below.

(2)  Represents borrowings under the JPM Credit Agreement Term Loan A, as defined below.

(3)  Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.

(4)  Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(5)  Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(6)  Interest rate represents a weighted average of the stated interest rates of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,625 million senior secured Term Loan A facility (the Term Loan A) maturing on March 31, 2021, an $850 million secured revolving credit facility maturing on February 27, 2022 (the Revolver), and a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024.  The maturities of the Term Loan A, the Revolver, and the Term Loan B, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. . As of December 31, 2018, less than $500 million in principal amount remains outstanding on the senior notes due 2020 and on the two series of senior notes maturing in 2021.

The determination of interest rates for each of the facilities under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan A and Revolver (ranging from 0.75% to 1.75% for Base Rate borrowings and 1.75% to 2.75% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Term Loan A and the Revolver as of December 31, 2018 was LIBOR plus 2.75%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of December 31, 2018, less than $500 million in principal amount remains outstanding on the senior notes due 2020 and on the two series of senior notes maturing in 2021.

As of December 31, 2018, Frontier had borrowings of $275 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $71 million).

On January 25, 2018, Frontier amended the JPM Credit Agreement to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the JPM Credit Agreement to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interest of certain direct subsidiaries of Frontier.

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

The 2016 CoBank Credit Agreement matures on October 12, 2021. Borrowings under the 2016 CoBank Credit Agreement bear interest based on margins over the Base Rate (as defined in the 2016 CoBank Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins under the facility will range from 0.875% to 3.875% for Base Rate borrowings and 1.875% to 4.875% for LIBOR borrowings, subject to adjustment based on our Total Leverage Ratio, as defined in the 2016 CoBank Credit Agreement. The interest rate on the facility as of December 31, 2018 was LIBOR plus 4.875%.

On January 25, 2018, Frontier amended the CoBank Credit Agreements to, among other things, expand the security package to include the interests of certain subsidiaries previously not pledged and replace the leverage ratio

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

maintenance test with a first lien leverage ratio maintenance test. On July 3, 2018, Frontier further amended the CoBank Credit Agreements to, among other things, replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier.

As of December 31, 2018, we were in compliance with all of our indenture and credit facility covenants.

New Debt Issuances and Debt Reductions:

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantors are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

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

On June 15, 2017, the Company entered into Increase Joinder No. 1 to the JPM Credit Agreement, pursuant to which the Company borrowed $1,500 million. The Company used the borrowings to fund the open market purchases of certain unsecured Senior notes during 2017.

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

During 2018, Frontier retired $828 million principal amount of senior indebtedness and made open market purchases of $117 million of senior unsecured notes consisting of $61 million of 8.125% senior notes due 2018 and $56 million of 7.125% senior notes due 2019. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020, $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021. Additionally, Frontier used cash proceeds from the $240 million incremental borrowing under Term Loan B to repay in full the 2014 CoBank Credit Agreement and repay a portion of the 2016 CoBank Credit Agreement, as well as pay certain fees and expenses related to this incremental borrowing. During 2018, Frontier recorded a gain on early extinguishment of debt of $32

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

During 2017, Frontier used proceeds from Term Loan B (see definition and note discussion above) and cash on hand to retire $763 million of 8.875% Notes due 2020,  $550 million of 8.500% Notes due 2020,  $92 million of 8.125% Notes due 2018,  $30 million of 7.125% Notes due 2019, and $10 million of 9.250% Notes due 2021. Frontier recorded a loss of $88 million driven primarily by premiums on the retirement of the notes. Additionally, Frontier used cash available on hand for the scheduled retirement of $210 million of 8.25% Senior Notes at maturity.

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

Our scheduled principal payments are as follows as of December 31, 2018. This does not reflect outstanding borrowings under the Revolver.

Principal
($ in millions)	Payments

2019	$539
2020	$437
2021	$1,604
2022	$2,706
2023	$868
Thereafter	$10,971

Other Obligations

During 2018 and 2016, Frontier contributed real estate properties with an aggregate fair value of $37 million and $15 million, respectively, for the purpose of funding a portion of its contribution obligations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property and, based on these appraisals, the pension plan recorded the contributions at aggregate fair value of $37 million and $15 million for 2018 and 2016, respectively. Frontier has entered into a lease for the contributed properties. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

For properties contributed in 2018, leases have initial terms of 20 years at a combined average aggregate annual rent of approximately $5 million.

For the property contributed in 2016, the lease has an initial term of 15 years at a combined aggregate annual rent of approximately $2 million.

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, Frontier continues to depreciate the carrying value of the property in its financial statements and no gain or loss was recognized. An obligation of $37 and $15 million, respectively, were recorded in our consolidated balance sheet within “Other liabilities” as of December 31, 2018 and 2016, respectively, and the liability is reduced annually by a portion of the lease payments made to the pension plan.

During 2017 and 2016, Frontier modified certain operating leases for vehicles which resulted in the classification as capital leases. These agreements have lease terms of 1 to 7 years. These capital lease obligations are included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum payments for finance lease obligations and capital lease obligations as of December 31, 2018 are as follows:

($ in millions)	Finance Lease Obligations	Capital Lease Obligations

Year ending December 31:
2019	$13	$30
2020	14	19
2021	14	13
2022	14	8
2023	15	10
Thereafter	117	4
Total future payments	187	84
Less: Amounts representing interest	(109)	(15)
Present value of minimum lease payments	$78	$69

(9) Restructuring and Other Charges:

As of December 31, 2018, restructuring related liabilities of $18 million pertaining to employee separation charges and accrued costs related to the Transformation Program are included in “Other current liabilities” in our consolidated balance sheet.

Transformation Program

During the second quarter of 2018, Frontier announced a multi-year strategic plan with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes (the “Transformation Program”). During the year ended December 31, 2018, we incurred $23 million in costs directly associated with these activities.

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

Restructuring Costs

During 2018, restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $12 million and costs directly associated with the Transformation Program of $23 million, totaling $35 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the year ended December 31, 2018.

During 2017, restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $68 million, and pension/OPEB benefit enhancements of $5 million, and the loss recorded on the sale of Frontier’s Secure Strategic Partnerships business of $9 million, totaling $82 million in connection with workforce reductions, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the year ended December 31, 2017.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the changes in the liabilities established for restructuring programs at December 31, 2018:

Restructuring
($ in millions)	Liability
Balance, January 1, 2017	$47
Severance costs	68
Cash payments during the period	(90)
Balance, December 31, 2017	25
Severance costs	12
Transformation costs	23
Cash payments during the period	(42)
Balance, December 31, 2018	$18

(10) Investment and Other Income, Net:

The components of investment and other income, net for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the year ended December 31,
($ in millions)	2018	2017	2016

Interest and dividend income	$6	$6	$13
Pension and OPEB benefit (costs)	10	(2)	(23)
Gain on expiration/settlement of customer advances	-	-	13
All other, net	(3)	(3)	1
Total investment and other income, net	$13	$1	$4

Pension and OPEB benefit (costs) included in “Investment and other income, net” on our consolidated statements of operations, represent the non-service cost components of pension and other post-retirement benefit (OPEB) costs. Service cost components of pension and OPEB benefit costs are included in “Network related expense” and “Selling, general, and administrative expenses on our consolidated statements of operations.

(11) Capital Stock:

As of December 31, 2018, Frontier has 175,000,000,  106,025,000, and 105,536,000 shares of common stock authorized, issued, and outstanding, respectively. Additionally, Frontier has 50,000,000 shares of preferred stock authorized with no shares of preferred stock issued and outstanding as of December 31,2018.

Mandatory Convertible Preferred Stock (Series A)

On June 29, 2018, all outstanding shares of Frontier’s 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of approximately 25,529,000 shares (net of fractional shares) of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Frontier issued cash in lieu of fractional shares of common stock in the conversion. These payments were recorded as a reduction to Additional paid-in capital. The final dividend of $54 million was paid on July 2, 2018.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Stock Plans:

At December 31, 2018, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At December 31, 2018, there were approximately 5,667,000 shares authorized for grant and approximately 2,607,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP, the 2009 EIP and the 2013 EIPS, the EIPs). Our general policy is to issue treasury shares upon the grant of restricted shares and the exercise of options.

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

Beginning in 2012, during the first 90 days of a three-year performance period (a Measurement Period), a target number of performance shares are awarded to each LTIP participant with respect to the Measurement Period. The performance metrics under the LTIP are (1) annual targets for operating cash flow based on a goal set during the first 90 days of each year in the three-year Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on Frontier’s total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the three-year Measurement Period. Operating cash flow performance is determined at the end of each year and the annual results will be averaged at the end of the three-year Measurement Period to determine the preliminary number of shares earned under the LTIP award. The TSR performance measure is then applied to decrease or increase payouts based on Frontier’s three-year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the three-year Measurement Period.

On February 11, 2016, the Compensation Committee granted approximately 111,000 performance shares under the LTIP and set the operating cash flow performance goal for 2016, which applies to the first year in the 2016-2018 measurement period, the second year of the 2015-2017 measurement period and the third year of the 2014-2016 measurement period. On February 16, 2017, the Compensation Committee of our Board of Directors granted approximately 157,400 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2017, which applies to the first year in the 2017-2019 measurement period, the second year of the 2016-2018 measurement period and the third year of the 2015-2017 measurement period. On February 14, 2018, the Compensation Committee of our Board of Directors granted approximately 284,000 performance shares under the Frontier Long Term Incentive Plan (the LTIP) and set the operating cash flow performance goal for 2018, which applies to the first year of the 2018-2020 measurement period, the second year of the 2017-2019 measurement period and the third year of the 2016-2018 measurement period. The number

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of shares of common stock earned at the end of each three-year Measurement Period may be more or less than the number of target performance shares granted as a result of operating cash flow and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by Frontier at the end of the three-year Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares earned for each three-year Measurement Period in February of the year following the end of the Measurement Period.

The following summary presents information regarding LTIP target performance shares as of December 31, 2018 and changes during the three years then ended with regard to LTIP shares awarded under the 2009 EIP, 2013 EIP, and 2017 EIP:

Number of
Shares
(in thousands)
Balance at December 31, 2015	168
LTIP target performance shares granted	111
LTIP target performance shares earned	(59)
LTIP target performance shares forfeited	(30)
Balance at December 31, 2016	190
LTIP target performance shares granted	211
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(54)
Balance at December 31, 2017	306
LTIP target performance shares granted	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(75)
Balance at December 31, 2018	497

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense, included in “Selling, general, and administrative expenses” of $5 million, $1 million, and $6 million during 2018, 2017 and 2016, respectively, for the LTIP.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2018 and changes during the three years then ended with regard to restricted stock under the 2009 EIP, 2013 EIP, and 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at December 31, 2015	462	$88.95	$33
Restricted stock granted	396	$65.40	$20
Restricted stock vested	(248)	$78.90	$13
Restricted stock forfeited	(61)	$76.65
Balance at December 31, 2016	549	$78.00	$28
Restricted stock granted	454	$47.77	$3
Restricted stock vested	(240)	$80.86	$2
Restricted stock forfeited	(130)	$60.92
Balance at December 31, 2017	633	$58.63	$4
Restricted stock granted	2,023	$8.26	$5
Restricted stock vested	(221)	$66.82	$(1)
Restricted stock forfeited	(577)	$16.47
Balance at December 31, 2018	1,858	$16.02	$4

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2018 was $24 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 1.3 years.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $13 million, $18 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively, has been recorded in connection with these grants.

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

There were 9 directors participating in the Director Plans during all or part of 2018. The total plan units earned were 183,791,  94,034, and 29,618 in 2018, 2017 and 2016, respectively.

Since the directors have the option to receive distributions from their stock units in cash, they are considered liability-based awards. Therefore, compensation expense is based on the market value of our common stock at the end of each period.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the Director Plans, there were compensation costs associated with the issuance of stock units of $(1) million, $(5) million and $0 million in 2018, 2017 and 2016, respectively. Cash compensation associated with the Director Plans was $1 million in 2018, 2017 and 2016. These costs are recognized in “Selling, general and administrative expenses”.

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016

Consolidated tax provision at federal statutory rate	21.0%	35.0%	35.0%
State income tax provisions, net of federal income
tax benefit	1.6	1.7	(0.1)
Tax reserve adjustment	0.1	0.1	0.6
Domestic production activities deduction	-	-	(1.9)
Changes in certain deferred tax balances	(3.5)	(0.4)	5.8
Goodwill impairment	(10.4)	(19.1)	-
Share-based payments	(0.5)	-	-
Federal research and development credit	0.1	0.1	1.0
Deferred Tax Remeasurement - 2017 Tax Reform	0.6	26.1	-
All other, net	(0.2)	(0.1)	(0.2)
Effective tax rate	8.8%	43.4%	40.2%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation known as the Tax Cut and Jobs Act (the TCJA). The TCJA, makes broad and complex changes to the U.S. tax code. The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA were required in the interim and annual periods that include December 22, 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided provisional estimates of the effect of the TCJA in the financial statements. In the fourth quarter of 2018, the Company completed our analysis to determine the effects of the TCJA and recorded immaterial adjustments as of December 31, 2018.

Frontier considered positive and negative evidence in regard to evaluating certain state net operating loss carryforwards in 2018 and the deferred tax asset for the disallowed interest expense deduction under section 163(j), including the development of recent years of pre-tax book losses.  On the basis of the evaluation, a valuation allowance has been recorded on the deferred tax assets related to these state NOL carryforwards and reflected in “Changes in certain deferred tax balances”. In addition, a valuation allowance has been recorded on the state deferred tax asset related to the current year disallowed interest expense deduction under section 163(j). The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Income taxes includes the tax impact of $72 million and $608 million related to the goodwill impairment for the years ended December 31, 2018 and 2017, respectively.

Under ASC 605, income tax benefit would have been $7 million more for the year ended December 31, 2018, as a result of changes in pre-tax income as discussed in Note 3.

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

As of December 31, 2018, amounts pertaining to expected income refunds of $1.5 million and $1.5 million, are included in “Income taxes and other current assets” and “Other assets” in the consolidated balance sheet, respectively.

In 2018, we paid federal and state income tax totaling $4 million. In 2017, we received federal and state income tax refunds totaling $51 million.

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in millions)	2018	2017

Deferred income tax liabilities:
Property, plant and equipment basis differences	$2,182	$2,022
Intangibles	18	140
Deferred revenue/expense	66	8
Other, net	-	4
	$2,266	$2,174

Deferred income tax assets:
Pension liability	209	176
Tax operating loss carryforward	1,027	960
Employee benefits	176	192
Interest expense deduction
limitation carryforward	104	-
Accrued expenses	41	23
Lease obligations	33	39
Tax credit	37	43
Allowance for doubtful accounts	26	7
Other, net	1	2
	1,654	1,442
Less: Valuation allowance	(497)	(407)
Net deferred income tax asset	1,157	1,035
Net deferred income tax liability	$1,109	$1,139

Our federal net operating loss carryforward as of December 31, 2018 is estimated at $2.4 billion. The federal loss carryforward will begin to expire after 2036, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2018 is estimated at $9.4 billion. A portion of our state loss carryforward will continue to expire annually through 2038, unless otherwise used.

Our federal research and development credit as of December 31, 2018 is estimated at $19 million. The federal research and development credit will expire between 2034 and 2038, unless otherwise used.

Our various state credits as of December 31, 2018 are estimated at $35 million. The state credits will expire between 2019 and 2023, unless otherwise used.

As of December 31, 2018, Frontier has tax deductible goodwill of $1,952 million.

As of December 31, 2018, Frontier has a valuation allowance of $497 million to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses,

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

state tax credits, and federal limitation on interest expense deduction. In evaluating Frontier’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not Frontier will realize the benefits of these deductible differences, net of valuation allowance.

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in millions)	2018	2017	2016

Income tax expense (benefit):
Current:
Federal	$(1)	$(4)	$(52)
State	6	5	7
Total Current	5	1	(45)

Deferred:
Federal	(77)	(1,312)	(145)
State	10	(72)	(60)
Total Deferred	(67)	(1,384)	(205)
Total income tax benefit	(62)	(1,383)	(250)

Income taxes charged (credited) to equity of Frontier:
Utilization of the benefits arising from restricted stock	-	(1)	(5)
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	(31)	7	(21)

Total income taxes charged (credited) to equity of Frontier	(31)	6	(26)
Total income tax benefit	$(93)	$(1,377)	$(276)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $11 million as of December 31, 2018, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, and which would affect our effective tax rate, is $0 as of December 31, 2018.

Frontier’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2014 forward for federal and 2008 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits for the years ended December 31, 2018 and 2017

($ in millions)	2018	2017

Unrecognized tax benefits - beginning of year	$12	$16
Gross increases - prior year tax positions	-	-
Gross increases - current year tax positions	-	3
Gross decreases - FIN 48 liability release	-	(7)
Gross decreases - expired statute of limitations	(1)	-
Unrecognized tax benefits - end of year	$11	$12

The amounts above exclude $0 and $1 million of accrued interest as of December 31, 2018 and 2017, respectively, that we have recorded and would be payable should Frontier’s tax positions not be sustained.

(14) Net Loss Per Common Share:

The reconciliation of the net loss per common share calculation for the years ended December 31, 2018, 2017 and 2016 is as follows:

($ in millions and shares in thousands, except per share amounts)	2018	2017	2016

Net loss used for basic and diluted earnings (loss)
per share:
Net loss attributable to Frontier common shareholders	$(750)	$(2,018)	$(587)
Less: Dividends paid on unvested restricted stock awards	-	(2)	(3)
Total basic net loss attributable to Frontier
common shareholders	$(750)	$(2,020)	$(590)

Effect of loss related to dilutive stock units	-	-	-
Total diluted net loss attributable to Frontier
common shareholders	$(750)	$(2,020)	$(590)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	91,523	78,409	78,142
Less: Weighted average unvested restricted stock awards	(1,840)	(673)	(535)
Total weighted average shares outstanding - basic	89,683	77,736	77,607

Basic net loss per share attributable to Frontier
common shareholders	$(8.37)	$(25.99)	$(7.61)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	89,683	77,736	77,607
Effect of dilutive shares	-	-	-
Total weighted average shares outstanding - diluted	89,683	77,736	77,607

Diluted net loss per share attributable to Frontier
common shareholders	$(8.37)	$(25.99)	$(7.61)

In calculating diluted net loss per common share for the years ended December 31, 2018, 2017, and 2016 the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock Options

For the years ended December 31, 2018, 2017 and 2016, options to purchase 1,334,  1,334 and 2,667 shares, respectively, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At December 31, 2018, 2017 and 2016, we had 348,093,  203,952 and 125,431 stock units, respectively, issued under the Director Plans and the 2013 EIP. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of December 31, 2017, as their impact was antidilutive.

(15) Comprehensive Loss:

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive loss, net of tax at December 31, 2018, 2017 and 2016, and changes for the years then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2015 (a)	$(363)	$10	$(353)
Other comprehensive income (loss) before
reclassifications	(65)	11	(54)

Amounts reclassified from accumulated
other comprehensive income (loss)	25	(5)	20

Net current-period other comprehensive income (loss)	(40)	6	(34)

Balance at December 31, 2016 (a)	(403)	16	(387)

Other comprehensive income (loss) before
reclassifications	(12)	(31)	(43)

Amounts reclassified from accumulated
other comprehensive income (loss)	70	(6)	64

Net current-period other comprehensive income (loss)	58	(37)	21

Balance at December 31, 2017 (a)	(345)	(21)	(366)

Other comprehensive income (loss) before
reclassifications	(191)	51	(140)

Amounts reclassified from accumulated
other comprehensive income (loss)	47	(4)	43

Net current-period other comprehensive income (loss)	(144)	47	(97)

Balance at December 31, 2018 (a)	$(489)	$26	$(463)

(a)	Pension and OPEB amounts are net of deferred tax balances of $250 million, $223 million, $231 million and $211 million as of December 31, 2018, 2017, 2016, and 2015, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the pension settlement accounting discussed in Note 18, Frontier recorded pension settlement charges totaling $41 million ($31 million net of tax) and $83 million ($51 million net of tax), which were reclassified from accumulated Other comprehensive income (loss) during 2018 and 2017, respectively.

As a result of the CTF Acquisition, the Frontier Communications Pension Plan (the Plan) was remeasured. This remeasurement resulted in a decrease in the discount rate from 4.50% at December 31, 2015 to 4.00% at the date of the CTF Acquisition. This change in the discount rate resulted in a remeasurement charge to Other comprehensive income (loss) of $105 million during 2016.

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (a)

				Affected Line Item in the
Details about Accumulated Other				Statement where
Comprehensive Loss Components	2018	2017	2016	Net loss is Presented

Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(24)	$(30)	$(40)
Pension settlement costs	(41)	(83)	-
Reclassifications, pretax	(65)	(113)	(40)	Loss before income taxes
Tax Impact	18	43	15	Income tax (expense) benefit
Reclassifications, net of tax	$(47)	$(70)	$(25)	Net loss

Amortization of OPEB Cost Items (b)
Prior-service credits (costs)	$9	$9	$9
Actuarial gains (losses)	(3)	-	(1)
Reclassifications, pretax	6	9	8	Loss before income taxes
Tax impact	(2)	(3)	(3)	Income tax (expense) benefit
Reclassifications, net of tax	$4	$6	$5	Net loss

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 18 - Retirement Plans for additional details).

(16) Segment Information:

We operate in one operating and one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer and commercial customers and is typically the incumbent voice services provider in its service areas.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)  Quarterly Financial Data (Unaudited):

2018
	First	Second	Third	Fourth	Total
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue (3)	$2,199	$2,162	$2,126	$2,124	$8,611

Operating income (loss)(2)(3)	366	367	(33)	127	827

Net loss attributable to Frontier
common shareholders(2)(3)	(33)	(72)	(426)	(219)	(750)

Basic net loss per share attributable
to Frontier common shareholders(1)(2)(3)	$(0.44)	$(0.92)	$(4.11)	$(2.12)	$(8.37)

Diluted net loss per share attributable
to Frontier common shareholders(1)(2)(3)	$(0.44)	$(0.92)	$(4.11)	$(2.12)	$(8.37)

(1)	The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding and our preferred stock conversion during 2018.
(2)	During the fourth quarter of 2018, we recorded a goodwill impairment charge of $641 million ($572 million after-tax). Refer to Note 7 for further details.
(3)

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2017 and 2018 operating results.

2017
	First	Second	Third	Fourth	Total
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$2,356	$2,304	$2,251	$2,217	$9,128

Operating income (loss)(3)	317	(375)	322	(1,747)	(1,483)

Net loss attributable to Frontier
common shareholders (1) (2)	(129)	(715)	(92)	(1,082)	(2,018)

Basic net loss per share attributable
to Frontier common shareholders(1) (2)	$(1.67)	$(9.20)	$(1.19)	$(13.91)	$(25.99)

Diluted net loss per share attributable
to Frontier common shareholders(1) (2)	$(1.67)	$(9.21)	$(1.19)	$(13.91)	$(25.99)

(1)	During the fourth quarter of 2017, we recorded a goodwill impairment charge of $2,078 million ($1,822 million after-tax). Refer to Note 7 for further details.
(2)	The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding.
(3)

Effective January 1, 2018, Frontier adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires certain benefit costs to be reclassified from operating expenses to non-operating expenses. This change in policy was applied using a retrospective approach and, accordingly, we have reclassified $2 million of net operating expenses as non-operating expense for the year ended December 31, 2017. Additional pension settlement costs of $83 million for the year ended December 31, 2017 were reclassified from operating expense to non-operating expense.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2018, 2017 and 2016, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 4.30% as of December 31, 2018 for its qualified pension plan, compared to rates of 3.70% and 4.10% in 2017 and 2016, respectively. The discount rate for postretirement plans as of December 31, 2018 was a range of 4.30% to 4.40% compared to a range of 3.70% to 3.80% in 2017 and 4.10% to 4.30% in 2016.

The Pension Plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During year ended December 31, 2018, lump sum pension settlement payments to terminated or retired individuals amounted to $254 million, which exceeded the settlement threshold of $216 million, and as a result, Frontier recognized non-cash settlement charges totaling $41 million during 2018. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity.

Our Pension Plan assets decreased from $2,674 million at December 31, 2017 to $2,348 million at December 31, 2018, a decrease of $326 million, or 12%. This decrease was a result of benefit payments of $317 million inclusive of lump sum payments and investment management and administrative fees, partially offset by contributions of $150 million and negative investment returns of $159 million.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2018 and 2017. For 2019, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

postretirement benefit plan is December 31. The remeasured funded status of the Pension Plan was approximately 74%, as of December 31, 2018.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2018 and 2017 and the components of total pension benefit cost for the years ended December 31, 2018, 2017 and 2016:

($ in millions)	2018	2017

Change in projected benefit obligation (PBO)
PBO at beginning of year	$3,363	$3,465
Service cost	90	97
Interest cost	125	127
Actuarial (gain) loss	(88)	214
Benefits paid	(63)	(59)
Settlements	(254)	(486)
Special termination benefits	-	5
PBO at end of year	$3,173	$3,363

Change in plan assets
Fair value of plan assets at beginning of year	$2,674	$2,766
Actual return on plan assets	(159)	378
Employer contributions	150	206
Settlements	(254)	(486)
Differential payment received from Verizon	-	(131)
Benefits paid	(63)	(59)
Fair value of plan assets at end of year	$2,348	$2,674

Funded status	$(825)	$(689)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-
Pension and other postretirement benefits - noncurrent	$(825)	$(689)
Accumulated other comprehensive loss	$754	$556

($ in millions)	2018	2017	2016

Components of total pension benefit cost
Service cost	$90	$97	$88
Interest cost on projected benefit obligation	125	127	122
Expected return on plan assets	(192)	(186)	(168)
Amortization of unrecognized loss	24	30	40
Net periodic pension benefit cost	47	68	82
Pension settlement costs	41	83	-
Special termination benefits	-	5	23
Total pension benefit cost	$88	$156	$105

The expected amortization of deferred unrecognized loss, included in Other comprehensive loss, in 2019 is $57 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We capitalized $26 million, $26 million and $25 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2018, 2017 and 2016, respectively, as the costs relate to our engineering and plant construction activities.

The plan’s weighted average asset allocations at December 31, 2018 and 2017 by asset category are as follows:

	2018	2017
Asset category:
Equity securities	48%	50%
Debt securities	40%	40%
Alternative investments	12%	10%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2019	$256
2020	252
2021	251
2022	246
2023	244
2024-2028	1,165
Total	$2,414

In 2018, required pension plan contributions were approximately $150 million, consisting of cash payments of $113 million and the contribution of real property with a fair value of $37 million. See Note 6 for further discussion of contributed real estate.

In 2017, required pension plan contributions were approximately $75 million, net of the Differential (as defined below), consisting of all cash payments. As part of the CTF Acquisition, Verizon was required to make a cash payment to Frontier for the difference in assets initially transferred by Verizon into the Pension Plan and the related obligation (the Differential). In 2017, we received the $131 million Differential payment from Verizon, and have remitted an equivalent amount to the Pension Plan as of December 31, 2017. As the Differential was reflected as a receivable of the Pension Plan at December 31, 2016, the cash funding had no impact to plan assets.

In 2016, required pension plan contributions were $28 million, consisting of cash payments of $13 million and the contribution of real property with a fair value of $15 million. See Note 8 for further discussion of contributed real estate.

The accumulated benefit obligation for the plan was $3,106 million and $3,268 million at December 31, 2018 and 2017, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2018	2017	2016
Discount rate - used at year end to value obligation	4.30%	3.70%	4.10%
Discount rate - used at beginning of year to compute annual cost	3.70%	4.10%	4.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	2.00%	2.50%	2.50%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2018 and 2017 and the components of total postretirement benefit cost for the years ended December 31, 2018, 2017 and 2016.

($ in millions)	2018	2017

Change in benefit obligation
Benefit obligation at beginning of year	$1,016	$925
Service cost	21	21
Interest cost	38	40
Plan participants' contributions	7	7
Actuarial (gain) loss	(79)	54
Benefits paid	(38)	(31)
Benefit obligation at end of year	$965	$1,016

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Plan participants' contributions	7	7
Employer contribution	31	24
Benefits paid	(38)	(31)
Fair value of plan assets at end of year	$-	$-

Funded status	$(965)	$(1,016)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(39)	$(29)
Pension and other postretirement benefits - noncurrent	$(926)	$(987)
Accumulated other comprehensive (gain) loss	$(41)	$33

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in millions)	2018	2017	2016

Components of total postretirement benefit cost
Service cost	$21	$21	$19
Interest cost on projected benefit obligation	38	40	37
Amortization of prior service (credit) costs	(9)	(9)	(9)
Amortization of unrecognized loss	3	-	1
Net periodic postretirement benefit cost	53	52	48
Special termination benefits	-	-	3
Total postretirement benefit cost	$53	$52	$51

The expected amortization of prior service credit in 2019 is $9 million and the expected amortization of unrecognized loss in 2019 is $3 million.

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2018	2017	2016
Discount rate - used at year end to value obligation	4.30% - 4.40%	3.70% - 3.80%	4.10% - 4.30%
Discount rate - used to compute annual cost	3.70% - 3.80%	4.10% - 4.30%	4.50% - 4.70%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2019	$39	$-	$39
2020	45	-	45
2021	50	-	50
2022	54	-	54
2023	57	-	57
2024-2028	320	2	322
Total	$565	$2	$567

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 6.50% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2025 and remaining at that level thereafter. The effect of a 1.00% increase in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $1 million and the effect on the accumulated postretirement benefit obligation for health benefits would be $19 million. The effect of a 1.00% decrease in the assumed medical cost trend rates for each future year on the aggregate of the service and interest cost components of the total postretirement benefit cost would be $(1) million and the effect on the accumulated postretirement benefit obligation for health benefits would be $(19) million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (gain) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 and 2017 are as follows:

	Pension Plan		OPEB
($ in millions)	2018	2017	2018	2017
Net actuarial loss	$754	$556	$(28)	$54
Prior service cost (credit)	-	-	(13)	(21)
Total	$754	$556	$(41)	$33

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 are as follows:

	Pension Plan		OPEB
($ in millions)	2018	2017	2018	2017
Accumulated other comprehensive (gain) loss at
beginning of year	$556	$647	$33	$(29)

Net actuarial loss recognized during year	(24)	(30)	(3)	-
Prior service credit recognized during year	-	-	9	9
Net actuarial (gain) loss occurring during year	263	22	(80)	53
Settlement loss recognized	(41)	(83)	-	-
Net amount recognized in comprehensive income
(loss) for the year	198	(91)	(74)	62
Accumulated other comprehensive (gain) loss at
end of year	$754	$556	$(41)	$33

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $45 million, $48 million and $48 million for 2018, 2017 and 2016, respectively.

(19) Fair Value of Financial Instruments:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$36	$36	$-	$-
U.S. Government Obligations	46	-	46	-
Corporate and Other Obligations	425	-	425	-
Common Stock	420	420	-	-
Interest in Registered Investment Companies(1)	262	262	-	-
Interest in Limited Partnerships and
Limited Liability Companies	155	-	-	155
Total investments at fair value	$1,344	$718	$471	$155
Common/Collective Trusts(1)	1,031
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	20
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(60)
Total Plan Assets, at Fair Value	$2,348

	Fair Value Measurements at December 31, 2017
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$37	$37	$-	$-
U.S. Government Obligations	30	-	30	-
Corporate and Other Obligations	448	-	448	-
Common Stock	523	523	-	-
Interest in Registered Investment Companies(1)	324	324	-	-
Interest in Limited Partnerships and
Limited Liability Companies	115	-	-	115
Total investments at fair value	$1,477	$884	$478	$115
Common/Collective Trusts(1)	1,215
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	40
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(71)
Total Plan Assets, at Fair Value	$2,674

(1)

Investments that are measured at fair value using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy. The fair value of common/collective trusts are estimated using the using the NAV per share multiplied by the number of shares of the trust investment held as of the measurement date.  Additionally, the fair value of certain assets totaling $131 million and $167 million, as of December 31, 2018 and 2017, respectively, included in “Interest in Registered Investment Companies” were estimated using the NAV practical expedient. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 18 - Retirement Plans.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2018 or 2017.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2018 and 2017:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2018	2017
Balance, beginning of year	$115	$118
Realized gains	11	12
Unrealized gains (losses)	3	(2)
Purchases	37	-
Sales and distributions	(11)	(13)
Balance, end of year	$155	$115

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2018:

		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited
Liability Companies (d)

MS IFHF SVP LP Cayman (a)	$1	4 years	N/A
RII World Timberfund, LLC (b)	5	3 years	N/A
426 E. Casino Road, LLC (c)	16	N/A	7.00%
100 Comm Drive, LLC (c)	9	N/A	7.75%
100 CTE Drive, LLC (c)	11	N/A	9.50%
6430 Oakbrook Parkway, LLC (c)	26	N/A	7.75%
8001 West Jefferson, LLC (c)	27	N/A	8.75%
1500 MacCorkle Ave SE, LLC (c)	14	N/A	8.50%
400 S. Pike Road West, LLC (c)	1	N/A	8.50%
601 N. US 131, LLC (c)	1	N/A	9.50%
9260 E. Stockton Blvd., LLC (c)	6	N/A	7.25%
120 E. Lime Street, LLC (c)	8	N/A	9.00%
610 N. Morgan Street, LLC (c)	30	N/A	8.50%
Total Interest in Limited Partnerships and Limited
Liability Companies	$155

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

(b)

The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America and Australia. This investment is subject to certain withdrawal restrictions. In 2019, the fund entered into liquidation period of the partnerships and distributions are expected to be made over the next three years.

(c)

The entity invests in commercial real estate properties that are leased to Frontier. The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(d)

All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2018 and 2017. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

	2018		2017
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Long-term debt	$16,358	$11,942	$16,970	$13,994

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

In August 2018, the FCC concluded its Connect America Fund Phase II auction to award $200 million in funding over ten years in areas where its original offer of support in 2015 was not accepted by carriers. The results of the Phase II auction have no impact on Frontier’s current $332 million in CAF Phase II support. Frontier did participate in this auction and the amount it won is immaterial to our results.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions: Auction 101 (28 GHz) and Auction 102 (24 GHz).  Auction 101 ended on January 24, 2019 and offered two 425 MHz licenses in 1,536 counties. Auction 102, which is scheduled to start March 14, 2019, will offer seven 100 MHz licenses in 416 Partial Economic Areas. Both auctions remain under the FCC’s quiet period rules; therefore, Frontier can make no comment on the extent of its participation in Auction 101 or plans to participate in Auction 102 at this time.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals.  The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one part of the Order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents.   While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

In addition, we are party to various legal proceedings (including individual actions, class and putative class actions, and  governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Litigation is subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum rental commitments for all long-term noncancelable operating leases as of December 31, 2018 are as follows:

($ in millions)	Operating Leases

Year ending December 31:
2019	$73
2020	18
2021	14
2022	13
2023	11
Thereafter	89

Total minimum lease payments	$218

Total rental expense included in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 was $102 million, $106 million and $137 million, respectively.

We are party to contracts with several unrelated long-distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2018, the estimated future payments for obligations under our noncancelable long-distance contracts and service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2019	$44
2020	35
2021	26
2022	2
2023	2
Thereafter	7

Total	$116

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2018, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$49
AIG Insurance	43
Zurich	52
All other	1
Total	$145

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

AIG Insurance serves as our insurance carrier with respect to casualty claims (auto liability, general liability and workers’ compensation) that were acquired from CTF, as well as new claims which arise out of the operations acquired from CTF that have dates of loss prior to April 1, 2016. Sedgwick, a third-party claims administrator, administers the casualty claims and makes claim payments on our behalf. We reimburse Sedgwick for such services upon presentation of their invoice. However, to serve as our insurance carrier, AIG Insurance requires that we establish a letter of credit in their favor. AIG Insurance could potentially draw against this letter of credit if we failed to meet the insurance-related and claims-related obligations we assumed in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.

Schedule of Pledged Subsidiary Financial Data

As of December 31, 2018, the Company’s secured indebtedness consisted of obligations under the JPM Credit Agreement, the 2016 CoBank Credit Agreement and the LC Agreements, each of which is secured equally and ratably by pledges of the outstanding equity interests in certain of the Company’s wholly-owned subsidiaries (the “Original Pledged Subsidiaries”). The equity interests of the remaining subsidiaries of the Company are not pledged to secure the obligations under these debt agreements.

In 2018, the Company amended the credit agreements to, among other things, the security package to include the pledge of the outstanding equity interests in certain wholly-owned subsidiaries of the Company not previously pledged (together with the Original Pledged Subsidiaries, the “Pledged Subsidiaries”).

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

Allocated operating expenses include corporate costs, employee benefits (medical, dental and vision), 401(k) contributions, pension and postretirement benefits, stock-based compensation relating to restricted stock issuances, collections on receivables and acquisition and integration costs incurred by Frontier. Operating expenses, excluding depreciation expense, are allocated from Frontier primarily based on revenue.

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

The following supplemental financial information presents the consolidating balance sheet information and statement of operations information of the Pledged Subsidiaries, all other Frontier entities, and the Pledged Subsidiaries and all other Frontier entities on a consolidated basis, as of and for the year ended December 31, 2018. A listing of the Pledged Subsidiaries is provided following the financial statements.

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2018

($ in millions)

	Pledged Subsidiaries	All Other Entities	Intercompany Eliminations	Total Consolidated Frontier
ASSETS
Current assets:
Cash and cash equivalents	$-	$354	$-	$354
Accounts receivable, less allowances of $105	663	87	(27)	723
Contract acquisition costs	-	107	-	107
Prepaid expenses	2	84	-	86
Income taxes and other current assets	15	45	-	60
Total current assets	680	677	(27)	1,330

Property, plant and equipment, net	12,285	1,902	-	14,187
Goodwill, net	5,582	801	-	6,383
Other intangibles, net	1,398	96	-	1,494
Other assets	5	260	-	265
Receivable from (payable to) associated companies	(1,407)	463	944	-
Investment in associated companies	-	18,659	(18,659)	-
Total assets	$18,543	$22,858	$(17,742)	$23,659

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$-	$814	$-	$814
Accounts payable	184	338	(27)	495
Advanced billings	234	22	-	256
Accrued content costs	-	91	-	91
Accrued income and other taxes (1)	118	64	-	182
Accrued interest	18	363	-	381
Pension and other postretirement benefits	-	39	-	39
Other current liabilities	280	23	-	303
Total current liabilities	834	1,754	(27)	2,561

Deferred income taxes	1,810	(701)	-	1,109
Pension and other postretirement benefits	1	1,749	-	1,750
Other liabilities	148	133	-	281
Long-term debt	803	15,555	-	16,358
Advances from (to) associated companies	-	(944)	944	-

Equity:
Common stock	1,679	(1,613)	(39)	27
Preferred stock	-	-	-	-
Additional paid-in capital	11,663	11,653	(18,514)	4,802
Retained earnings (accumulated deficit)	1,605	(4,251)	(106)	(2,752)
Accumulated other comprehensive loss, net of tax	-	(463)	-	(463)
Treasury common stock	-	(14)	-	(14)
Total equity	14,947	5,312	(18,659)	1,600
Total liabilities and equity	$18,543	$22,858	$(17,742)	$23,659

(1)	Includes amounts receivable and payable from affiliated companies for income tax related balances.

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2018

($ in millions)

	Pledged Subsidiaries	All Other Entities	Intercompany Eliminations	Total Consolidated Frontier

Revenue	$7,565	$1,141	$(95)	$8,611

Operating expenses:
Network access expenses	1,128	364	(51)	1,441
Network related expenses	1,791	131	(24)	1,898
Selling, general and administrative expenses	1,712	127	(24)	1,815
Depreciation and amortization	1,742	212	-	1,954
Goodwill impairment	551	90	-	641
Restructuring costs and other charges	4	31	-	35
Total operating expenses	6,928	955	(99)	7,784

Operating income	637	186	4	827

Investment and other income, net	(7)	13	7	13
Pension settlement costs	-	41	-	41
Gain on early extinguishment of debt and debt exchanges	-	32	-	32
Interest expense	62	1,475	(1)	1,536

Income (Loss) before income taxes	568	(1,285)	12	(705)
Income tax expense (benefit)	368	(430)	-	(62)

Net income (loss)	$200	$(855)	$12	$(643)

Schedule of Pledged Subsidiary Financial Data

List of Guarantors and Pledged Subsidiaries
as of December 31, 2018

Entity Name
Frontier Southwest Incorporated	Pledged and Guarantor
Frontier Florida LLC	Pledged and Guarantor
Frontier Communications of Iowa, LLC	Pledged and Guarantor
Frontier Communications of Wisconsin LLC	Pledged and Guarantor
Citizens Telecommunications Company of Tennessee L.L.C.	Pledged and Guarantor
Citizens Telecommunications Company of Utah	Pledged and Guarantor
Frontier Communications Northwest Inc.	Guarantor
Frontier Communications of Minnesota, Inc.	Guarantor
Citizens Telecommunications Company of Minnesota, LLC	Guarantor
Citizens NEWTEL, LLC	Pledged
Citizens Telecommunications Company of California, Inc	Pledged
Citizens Telecommunications Company of Idaho	Pledged
Citizens Telecommunications Company of Illinois	Pledged
Commonwealth Telephone Enterprises	Pledged
Frontier Communications ILEC Holdings LLC	Pledged
Frontier Subsidiary Telco LLC	Pledged
Newco West Holdings LLC	Pledged
The Southern New England Telephone Company	Pledged