Form 10-Q
period 2019-03-31
FRONTIER COMMUNICATIONS CORP
filed 2019-05-02
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number:  001-11001

FRONTIER COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

(203) 614-5600

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common Stock, par value $0.25 per share	The NASDAQ Stock Market LLC	FTR

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No   ☒

The number of shares outstanding of the registrant’s Common Stock as of April 26, 2019 was 105,291,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$119	$354
Accounts receivable, less allowances of $91 and $105, respectively	715	723
Contract acquisition costs	111	107
Prepaid expenses	104	86
Income taxes and other current assets	61	60
Total current assets	1,110	1,330

Property, plant and equipment, net	14,034	14,187
Goodwill	6,383	6,383
Other intangibles, net	1,364	1,494
Other assets	471	265
Total assets	$23,362	$23,659

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$393	$814
Accounts payable	473	495
Advanced billings	260	256
Accrued other taxes	198	182
Accrued interest	226	381
Pension and other postretirement benefits	39	39
Other current liabilities	421	394
Total current liabilities	2,010	2,561

Deferred income taxes	1,132	1,109
Pension and other postretirement benefits	1,733	1,750
Other liabilities	426	281
Long-term debt	16,526	16,358

Equity:
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued and 105,307 and 105,536 outstanding,
at March 31, 2019 and December 31, 2018, respectively)	27	27
Additional paid-in capital	4,805	4,802
Accumulated deficit	(2,749)	(2,752)
Accumulated other comprehensive loss, net of tax	(534)	(463)
Treasury common stock	(14)	(14)
Total equity	1,535	1,600
Total liabilities and equity	$23,362	$23,659

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,

	2019	2018

Revenue	$2,101	$2,199

Operating expenses:
Network access expenses	338	372
Network related expenses	456	483
Selling, general and administrative expenses	456	469
Depreciation and amortization	484	505
Restructuring costs and other charges	28	4
Total operating expenses	1,762	1,833

Operating income	339	366

Investment and other income (loss), net	(9)	8
Gain (loss) on extinguishment of debt	(20)	33
Interest expense	379	374

Income (loss) before income taxes	(69)	33
Income tax expense	18	13

Net income (loss)	(87)	20
Less: Dividends on preferred stock	-	53
Net loss attributable to
Frontier common shareholders	$(87)	$(33)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(0.84)	$(0.44)

Total weighted average shares outstanding - basic and diluted	103,885	77,416

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

($ in millions)

(Unaudited)

	For the three months ended
	March 31,

	2019	2018

Net income (loss)	$(87)	$20
Other comprehensive income (loss), net of tax	8	(1)

Comprehensive income (loss)	$(79)	$19

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2019
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2019	-	$-	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment	-	-	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	-	-	79	(79)	-	-	-
Stock plans	-	-	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	-	-	(87)	-	-	-	(87)
Other comprehensive income,
net of tax	-	-	-	-	-	-	8	-	-	8
Balance at March 31, 2019	-	$-	106,025	$27	$4,805	$(2,749)	$(534)	(718)	$(14)	$1,535

	For the three months ended March 31, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Stock plans	-	-	835	-	(134)	-	-	975	136	2
Dividends on preferred stock
($5.56 per share)	-	-	-	-	(53)	-	-	-	-	(53)
Net income	-	-	-	-	-	20	-	-	-	20
Other comprehensive income,
net of tax	-	-	-	-	-	-	(1)	-	-	(1)
Balance at March 31, 2018	19,250	$-	80,367	$20	$4,847	$(2,089)	$(367)	(116)	$(15)	$2,396

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2019	2018

Cash flows provided from (used by) operating activities:
Net income (loss)	$(87)	$20
Adjustments to reconcile net income (loss) to net cash provided from (used by)
operating activities:
Depreciation and amortization	484	505
(Gain) loss on extinguishment of debt	20	(33)
Stock-based compensation expense	3	4
Amortization of deferred financing costs	9	9
Other adjustments	-	(9)
Deferred income taxes	16	12
Change in accounts receivable	7	9
Change in accounts payable and other liabilities	(157)	(261)
Change in prepaid expenses, income taxes and other assets	(13)	(5)
Net cash provided from operating activities	282	251

Cash flows provided from (used by) investing activities:
Capital expenditures	(305)	(297)
Proceeds on sale of assets	74	10
Other	-	(2)
Net cash used by investing activities	(231)	(289)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(1,995)	(1,627)
Proceeds from long-term debt borrowings	1,650	1,600
Proceeds from revolving debt	375	-
Repayment of revolving debt	(275)	-
Financing costs paid	(30)	(26)
Premium paid to retire debt	-	(16)
Dividends paid on preferred stock	-	(53)
Finance lease obligation payments	(8)	(10)
Other	(3)	(5)
Net cash used by financing activities	(286)	(137)

Decrease in cash, cash equivalents, and restricted cash	(235)	(175)
Cash, cash equivalents, and restricted cash at January 1,	404	376

Cash, cash equivalents, and restricted cash at March 31,	$169	$201

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$525	$593
Income tax payments (refunds), net	$-	$-

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Summary of Significant Accounting Policies:

a)	Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2019, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the allowance for doubtful accounts, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, commercial and wholesale customers and is typically the incumbent voice services provider in its service areas.

b)	Accounting Changes:

Except for the adoption of the new lease standard and application of certain tax effects related to the Tax Cuts and Jobs Act, Frontier has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements. Refer to notes 2 and 10 for additional discussion.

c)	Revenue Recognition:

Revenue for Voice services, Data & Internet services, Video services, Switched and non-switched access services is recognized as the service is provided. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Satisfaction of performance obligations

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Bundled Service and Allocation of Discounts

When customers purchase more than one service, the revenue allocable to each service is determined based upon the relative stand-alone selling price of each service received. We frequently offer service discounts as an incentive to customers. Service discounts reduce the total transaction price allocated to the performance obligations that are satisfied over the term of the customer contract. We may also offer incentives which are considered cash equivalents (e.g. Visa gift cards) that similarly result in a reduction of the total transaction price as well as lower revenue over the term of the contract. A contract asset is often created during the beginning of the contract term when the term of the incentive is shorter than the contract term. These contract assets are realized over the term of the contract as our performance obligations are satisfied and customer consideration is received.

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered a separate performance obligation. As a result, while these incentives are free to the customer, a portion of the consideration received from the customer over the contract term is ascribed to them based upon their relative stand-alone selling price. The revenue, reflected in “Other” revenue, and costs, reflected in “Network access expenses”, for these incentives are recognized when they are delivered to the customer and the performance obligation is satisfied.  Similar to discounts, these types of incentives generally result in the creation of a contract asset during the beginning of the contract term which is recorded in Other current assets and Other assets on our consolidated balance sheet.

Upfront Fees

All non-refundable upfront fees provide our customers with a material right to renew and therefore must be deferred and amortized into revenue over the expected period for which related services are provided. With upfront fees assessed at the beginning of a contract, a contract liability is often created, which is reduced over the term of the contract as the performance obligations are satisfied. The contract liabilities are recorded in Other current liabilities and Other liabilities on our consolidated balance sheet.

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities. These activities are requested by the customer and construction charges are assessed at the beginning of a contract. When charges are accrued, a contract liability is often created, which is reduced over the term of the contract as performance obligations are satisfied. The contract liabilities are recorded in Other current liabilities and Other liabilities on our consolidated balance sheet.

Contract Acquisition Costs

Certain costs to acquire customers must be deferred and amortized over the expected customer life (average of 3.8 years). For Frontier, this includes certain commissions paid to acquire new customers. Commissions attributable to new customer contracts are deferred and amortized into expense.  Unamortized deferred commissions are recorded in Contract acquisition costs and Other assets on our consolidated balance sheet.

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $53 million and $57 million for the three months ended March 31, 2019 and 2018, respectively, and video franchise fees, which amounted to $11 million and $12 million for the three months ended March 31, 2019 and 2018, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses. In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We are recognizing FCC’s Connect America Fund (CAF) Phase II subsidies into revenue on a straight-line basis over the six year funding term.

d)	Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of March 31, 2019 and December 31, 2018. This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

e)	Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired in a business combination. We evaluate the carrying value of our goodwill and indefinite-lived trade name annually as of December 31, or more frequently as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” level, as that term is defined in GAAP. We determined that we have one operating segment based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology.

Frontier amortizes finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits.

f)	Lease Accounting:

We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating and finance lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. ROU assets for operating leases are recorded to “Other Assets”, and the related liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets. Assets subject to finance leases are included in “Property, Plant & Equipment”, with corresponding liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets.

(2)      Recent Accounting Literature:

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard, along with its related amendments, establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Frontier adopted the new lease standard during the first quarter of 2019, using the additional transition method provided by ASU 2018 – 11, “Targeted Improvements”. Under this method, Frontier applied the requirements of the new leases standard as of January 1, 2019 and recognized a cumulative-effect adjustment of $15 million ($11 million net of tax) to accumulated deficit. Consequently, Frontier’s reporting for comparative periods will continue to be in accordance with Topic 840. Refer to Note 10 for additional lease disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the “Tax Act”) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations,” even in situations where the related items were originally recognized in “Other comprehensive income”. Frontier adopted this standard as of January 1, 2019 by recording a decrease to accumulated deficit of $79 million, with a corresponding increase to Accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of equity.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (ASC 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees and supersedes the guidance in ASC 505-50. Frontier adopted this standard update as of January 1, 2019 which resulted in an immaterial impact to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”, which amends the current financial statement impairment model requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Frontier is currently evaluating the impact of adoption of this standard on our consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Frontier is currently evaluating the impact of the adoption of this standard on our disclosures.

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

(3)      Revenue Recognition:

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

The following tables provide a summary of revenues, by category.

	For the three months ended March 31,
($ in millions)	2019	2018

Data and Internet services	$967	$985
Voice services	650	702
Video services	268	280
Other	124	135
Revenue from contracts with customers (1)	2,009	2,102
Subsidy revenue	92	97
Total revenue	$2,101	$2,199

	For the three months ended March 31,
($ in millions)	2019	2018

Consumer	$1,077	$1,128
Commercial	932	974
Revenue from contracts with customers (1)	2,009	2,102
Subsidy revenue	92	97
Total revenue	$2,101	$2,199

(1)	Amount includes approximately $18 million of lease revenue for the three months ended March 31, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The opening and closing balances of Frontier’s contract asset and contract liability balances for the three months ended March 31, 2019 and 2018 are as follows:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(10)	(4)	(20)	(5)
Cash received, excluding amounts
recognized as revenue	-	-	18	3
Credits granted, excluding amounts
recognized as revenue	11	1	-	-
Balance at March 31, 2019	$45	$22	$47	$20

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2018	$40	$37	$41	$19
Revenue recognized included
in opening contract balance	(11)	-	(20)	(4)
Cash received, excluding amounts
recognized as revenue	-	-	26	4
Credits granted, excluding amounts
recognized as revenue	10	-	-	-
Balance at March 31, 2018	$39	$37	$47	$19

Short-term contract assets, Long-term contract assets, Short-term contract liabilities, and Long-term contract liabilities are included in other current assets, other assets, other current liabilities, and other liabilities, respectively, on our consolidated balance sheets.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

($ in millions)	Revenue from contracts with customers
2019 (remaining nine months)	$2,289
2020	1,489
2021	600
2022	291
2023	169
Thereafter	217
Total	$5,055

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4)      Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2019	December 31, 2018

Retail and wholesale	$724	$745
Other	82	83
Less: Allowance for doubtful accounts	(91)	(105)
Accounts receivable, net	$715	$723

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.

Bad debt expense, which is recorded as a reduction to revenue,  is as follows:

	For the three months ended March 31,
($ in millions)	2019	2018

Bad debt expense	$14	$19

(5)      Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2019	December 31, 2018

Property, plant and equipment	$27,924	$27,657
Less: Accumulated depreciation	(13,890)	(13,470)
Property, plant and equipment, net	$14,034	$14,187

In 2017 and 2018, we sold certain properties subject to leaseback, generating $106 million in net proceeds. In connection with the adoption of ASC 842, remaining deferred gains realized on the sales of $15 million ($11 million net of tax) were recognized directly to opening accumulated deficit as January 1, 2019.

In January 2019, we closed the sale of certain wireless towers for approximately $76 million. The aggregate carrying value of the towers was approximately $1 million, resulting in a gain on the sale of $75 million which was recognized against “Accumulated Depreciation” in our consolidated Balance sheet during the three months ended March 31, 2019.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2019	2018

Depreciation expense	$353	$345

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

(6)      Goodwill and Other Intangibles:

We are required to perform impairment tests related to our goodwill annually, which we perform as of December 31, or sooner if an indicator of impairment occurs. Goodwill, net of $3,429 million in accumulated goodwill impairments, was $6,383 million as of March 31, 2019 and December 31, 2018. During the first quarter of 2019, Frontier did not identify any triggering events that would indicate impairment of goodwill, or any other intangible assets.

The components of other intangibles are as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$5,188	$(3,975)	$1,213	$5,188	$(3,848)	$1,340
Trade name	122	-	122	122	-	122
Royalty agreement	72	(43)	29	72	(40)	32
Total other intangibles	$5,382	$(4,018)	$1,364	$5,382	$(3,888)	$1,494

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2019	2018

Amortization expense	$131	$160

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years on an accelerated method.

(7)      Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2019 and December 31, 2018. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2019		December 31, 2018

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,155	$13,185	$17,400	$12,756

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8) Long Term Debt:

The activity in our long-term debt from January 1, 2019 through March 31, 2019 is summarized as follows:

		For the three months ended March 31, 2019
($ in millions)	January 1, 2019	Payments and Retirements	New Borrowings	March 31, 2019	Interest Rate at March 31, 2019*

Secured debt issued by Frontier	$5,246	$(1,921)	$2,025	$5,350	7.68%
Unsecured debt issued by Frontier	11,297	(348)	-	10,949	9.64%
Secured debt issued by subsidiaries	107	(1)	-	106	8.36%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,400	$(2,270)	$2,025	$17,155	8.90%

Less: Debt Issuance Costs	(178)			(187)
Less: Debt Premium (Discount)	(50)			(49)
Less: Current Portion	(814)			(393)
Total Long-term debt	$16,358			$16,526

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at March 31, 2019 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019		December 31, 2018

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 3/31/2021 (1)	$-		$1,402	5.280% (Variable)
Term loan due 10/12/2021(2)	-		239	7.405% (Variable)
Revolver due 2/27/2024(3)	375	5.488% (Variable)	275	5.280% (Variable)
Term loan due 6/15/2024 (4)	1,712	6.250% (Variable)	1,716	6.280% (Variable)
First lien notes due 4/1/2027	1,650	8.000%	-
Second lien notes due 4/1/2026	1,600	8.500%	1,600	8.500%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	-		1	0.000%
Total secured debt issued by Frontier	5,350		5,246

Senior notes due 3/15/2019	-		348	7.125%
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	10,949		11,297

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	7	6.154%
Total secured debt issued by subsidiaries	106		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,155	8.651%(5)	$17,400	8.411%(5)

(1)  Represents borrowings under the JPM Credit Agreement Term Loan A, as defined below.

(2)  Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.

(3)  Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(4)  Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(5)  Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of March 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of March 31, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of March 31, 2019, Frontier had borrowings of $375 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $70 million).

On March 15, 2019, Frontier used proceeds from the offering of First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under its $1,625 million senior secured Term Loan A facility, which otherwise would have matured in March 2021, as described below under “New Debt Issuances and Debt Reductions.”

In addition, Frontier amended the JPM Credit Agreement to, among other things, (i) extend the maturity date of the Revolver from February 27, 2022 to February 27, 2024, (ii) increase the interest rate applicable to such revolving loans by 0.25% and (iii) make certain modifications to the debt and restricted payment covenants.

CoBank Credit Facilities

As of December 31, 2018, Frontier had $239 million outstanding under a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. On March 15, 2019, Frontier used proceeds from the offering of First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, as described below under “New Debt Issuances and Debt Reductions.”

New Debt Issuances and Debt Reductions

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of 8.000% First Lien Secured Notes due 2027 (the First Lien Notes). The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its Term Loan B and Revolver under the JPM Credit Agreement (the Senior Secured Credit Facilities). The guarantees are unsecured obligations of the guarantors equal in right of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment with all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure the Company’s obligations under its Senior Secured Credit Facilities on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the Second Lien Notes). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its Senior Secured Credit Facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantors are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bears interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018. On July 3, 2018, the collateral package for the Second Lien Notes was amended to replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier, consistent with amendments made to Frontier’s credit agreements.

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

For the three months ended March 31, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

Additionally, on March 15, 2019, Frontier used the proceeds from the offering of First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured Term Loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

During the first quarter of 2019, Frontier recorded a loss on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

During the first quarter of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our scheduled principal payments are as follows as of March 31, 2019. This does not reflect outstanding borrowings under the Revolver.

($ in millions)	Principal payments

2019 (remaining nine months)	$13
2020	$245
2021	$327
2022	$2,706
2023	$868
Thereafter	$12,621

(9)      Restructuring Costs and Other Charges:

Transformation Program

During the second quarter of 2018, Frontier announced a multi-year strategic plan with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes (the “Transformation Program”). During the three months ended March 31, 2019, we incurred $13 million in costs directly associated with these activities.

We have retained a consulting firm to assist in executing on various aspects of this plan.  The consulting firm is eligible to receive quarterly fees in the event that we achieve targeted improvements in the Company’s profitability, and bonus payments in the event that we achieve targeted improvements in the Company’s profitability and/or stock price. In certain circumstances, the consulting firm may become eligible to receive the bonus payments and specified fees upon a change of control or termination of the consulting arrangement. Amounts accrued in connection with the consulting agreement are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs

As of March 31, 2019, restructuring related liabilities of $35  million pertaining to transformation costs and employee separation charges were included in “Other current liabilities” in our consolidated balance sheet. Restructuring costs and other charges, primarily consisting of severance and other employee-related costs of $15 million and costs directly associated with the Transformation Program of $13 million, totaling $28 million, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the three months ended March 31, 2019.

For the three months ended March 31, 2018, restructuring costs and other charges, consisted primarily of severance and other employee-related costs of $4 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and other programs for the three months ended March 31, 2019:

($ in millions)

Balance at January 1, 2019	$18
Severance expense	15
Transformation costs	13
Cash payments during the period	(11)
Balance at March 31, 2019	$35

(10)	Leases:

With adoption of ASC 842 on January 1, 2019, Frontier elected to apply the ‘package of practical expedients’, which permits the Company to not reassess under the new standard its prior conclusions including lease identification, lease classification, and initial direct costs.  Additionally, Frontier elected to apply the land easement practical expedient, which permits the Company to account for land easements under the new standard only on a prospective basis. Frontier did not apply the use of hindsight practical expedient.

The following table includes information for the transition adjustment recorded as of January 1, 2019 to record the cumulative impact of adoption of ASC 842 for prior periods.

		(Unaudited)
	As Reported	ASC 842		Adjusted
($ in millions)	December 31, 2018	Transition Adjustment		January 1, 2019
Assets
Other assets	$265	$205	(a)	$470

Liabilities and Equity
Other current liabilities	$394	$32	(b)	$426
Other liabilities	$281	$158	(c)	$439
Deferred income taxes	$1,109	$4	(d)	$1,113
Accumulated deficit	$(2,752)	$11	(e)	$(2,741)

(a)	Includes $205 million of operating ROU assets recorded upon adoption.
(b)	Includes $46 million of operating lease liabilities, offset by $14 million reclassification of the current portion of deferred gains on sale of property.
(c)	Includes $168 million of operating lease liabilities, offset by $1 million reclassification of deferred gains on sale of property and $9 million of deferred rent reclassified to Operating ROU assets.
(d)	Represents the tax effect of the recognition of $15 million in deferred gains on sale of property to accumulated deficit.
(e)	Includes the recognition of $15 million in deferred gains on the sale of property, offset by $4 million tax impact on the recognition of the gain.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of lease cost are as follows:

($ in millions)	For the three months ended March 31, 2019

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$2
Interest on lease liabilities	4
Finance lease cost	6

Operating lease cost (1)	20

Sublease income	(4)

Total Lease cost	$22

(1)	Includes short-term lease cost of $1 million and variable lease cost of $3 million for the three months ended March 31, 2019.

Supplemental balance sheet information related to leases is as follows:

($ in millions)	March 31, 2019
Operating right-of-use assets	$203	(c)
Finance right-of-use assets	$185	(d)

Operating lease liabilities	$208	(a)
Finance lease liabilities	$185	(b)

Operating leases:
Weighted-average remaining lease term	7.79	years
Weighted-average discount rate	8.37%

Finance leases:
Weighted-average remaining lease term	9.87	years
Weighted-average discount rate	7.95%

(a)	This amount represents $45 million and $163 million included in other current liabilities and other liabilities, respectively, on our March 31, 2019 consolidated balance sheet.
(b)	This amount represents $35 million and $150 million included in other current liabilities and other liabilities, respectively, on our March 31, 2019 consolidated balance sheet.
(c)	Operating ROU assets are included in Other assets on our consolidated balance sheet.
(d)	Finance ROU assets are included in Property, plant, and equipment on our March 31, 2019 consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases is as follows:

($ in millions)	For the three months ended March 31, 2019

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$18
Operating cash flows used by operating leases	$(19)
Operating cash flows used by finance leases	$(4)
Financing cash flows used by finance leases	$(8)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$3
Finance leases	$4

Lessee

For lessee agreements,  Frontier elected to apply the short-term lease recognition exemption for all leases that qualify and as such, does not recognize assets or liabilities for leases with terms of less than twelve months, including existing leases at transition. Frontier elected not to separate lease and non-lease components.

As of January 1, 2019, Frontier has operating and finance leases for administrative and network properties, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 99 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year.

The following represents a maturity analysis for our operating and finance lease liabilities as of March 31, 2019:

	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2019 (remaining months)	$39	$35
2020	42	36
2021	38	30
2022	35	25
2023	32	21
Thereafter	96	115
Total lease payments	282	262
Less: imputed interest	(74)	(77)
Present value of lease liabilities	$208	$185

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon adoption of ASC 842, we de-recognized the unamortized deferred gain balances for previous sales of real estate assets. This transition adjustment had the effect of decreasing our accumulated deficit by $15 million ($11 million net of tax).

Lessor

Frontier is the lessor for operating leases of towers, datacenters, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 99 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year. None of these leases include options for our lessees to purchase the underlying asset.

A significant number of Frontier’s telecom service contracts with its customers include equipment rentals. The Company has elected to apply the practical expedient to account for those associated equipment rentals and telecom services as a single, combined component. We have evaluated the service component to be ‘predominant’ in these contracts and have accounted for the combined component as a single performance obligation under ASC 606.

For the three months ended March 31, 2019, Frontier, as a lessor, recognized revenue of $18 million.

The following represents a maturity analysis for our operating lease payments from customers as of March 31, 2019:

Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2019 (remaining nine months)	$8
2020	10
2021	10
2022	10
2023	10
Thereafter	8
Total lease payments from customers	$56

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11)

(11)    Investment and Other Income  (Loss):

The following is a summary of the components of Investment and Other Income for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,

($ in millions)	2019	2018

Interest and dividend income	$3	$2
Pension and OPEB benefit (costs)	(11)	5
All other, net	(1)	1
Total investment and other income (loss), net	$(9)	$8

(12)    Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2019	2018

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	(3.2)	7.2
Remeasurement of certain deferred tax balances	-	(11.9)
Tax reserve adjustment	(0.9)	1.2
Changes in certain deferred tax balances	(38.6)	14.2
Shared-based payments	(4.4)	10.6
Federal research and development tax credit	1.7	(2.0)
All other, net	(1.6)	0.8
Effective tax rate	(26.0)%	41.1%

As of December 31, 2018, amounts pertaining to expected income tax refunds of $1.5 million and $1.5 million are included in “Income taxes and other current assets” and “Other assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain state net operating loss carryforwards during the first quarter of 2019, including the development of recent years of pre-tax book losses.  On the basis of this evaluation, a valuation allowance of $34 million ($27 million net of federal benefit) has been recorded on the deferred tax assets related to these state NOL carryforwards and reflected in “Changes in certain deferred tax balances”. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13)    Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended
	March 31,

($ in millions and shares in thousands, except per share amounts)	2019	2018

Net loss used for basic and diluted loss
per share:
Total basic net loss
attributable to Frontier common shareholders	$(87)	$(33)
Effect of loss related to dilutive stock units	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(87)	$(33)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	105,426	78,861
Less: Weighted average unvested restricted stock awards	(1,541)	(1,445)
Total weighted average shares outstanding - basic	103,885	77,416

Basic net loss per share
attributable to Frontier common shareholders	$(0.84)	$(0.44)

Diluted loss per share:
Total weighted average shares outstanding - basic	103,885	77,416
Effect of dilutive stock units	-	-
Total weighted average shares outstanding - diluted	103,885	77,416

Diluted net loss per share
attributable to Frontier common shareholders	$(0.84)	$(0.44)

In calculating diluted net loss per common share for the three months ended March 31, 2019 and 2018, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three months ended March 31, 2019 and 2018, previously granted options to purchase 1,334 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At March 31, 2019 and 2018, we had 485,687 and 244,337 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan),  the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the three months ended March 31, 2019 and 2018 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 million for each of the three months ended March 31, 2019 and 2018.

Mandatory Convertible Preferred Stock

The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock were not included in the diluted EPS calculation as of March 31, 2018, as their impact was antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14)    Stock Plans:

At March 31, 2019, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At March 31, 2019, there were approximately 5,667,000 shares authorized for grant and approximately 2,759,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP,  the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

As of January 1, 2019,  we had 497,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP).  The following summary presents information regarding LTIP target performance shares as of March 31, 2019 and changes during the three months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2019	497
LTIP target performance shares granted, net	-
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(20)
Balance at March 31, 2019	436

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the three months ended March 31, 2019 and 2018, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $0 million and $1, respectively, for the LTIP.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2019 and changes during the three months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2019	1,858	$16.02	$4
Restricted stock granted	5	$2.33	$-
Restricted stock vested	(631)	$19.03	$(1)
Restricted stock forfeited	(13)	$16.00
Balance at March 31, 2019	1,219	$14.41	$2

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2019 was $12 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Shares of restricted stock granted during the first three months of 2018 totaled 1,897,000 shares. The total fair value of shares of restricted stock granted at March 31, 2018 was approximately $14 million. The total fair value of unvested restricted stock at March 31, 2018 was $17 million. The weighted average grant date fair value of restricted shares granted during the three months ended March 31, 2018 was $8.23 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $3 million for each of the three month periods ended March 31, 2019 and 2018, respectively, has been recorded in connection with these grants.

(15)    Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive loss, net of tax at March 31, 2019 and 2018, and changes for the three month periods then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (a)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	10	(2)	8
Net current-period other comprehensive
income (loss)	10	(2)	8
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at March 31, 2019 (a)	$(562)	$28	$(534)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (a)	$(345)	$(21)	$(366)
Other comprehensive income (loss)
before reclassifications	(4)	-	(4)
Amounts reclassified from accumulated other
comprehensive loss to net loss	4	(1)	3
Net current-period other comprehensive
income (loss)	-	(1)	(1)
Balance at March 31, 2018 (a)	$(345)	$(22)	$(367)

(a)	Pension and OPEB amounts are net of tax of $250 million and $223 million as of January 1, 2019 and 2018, respectively and $169 million and $218 million as of March 31, 2019 and 2018, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three month periods then ended March 31, 2019 and 2018 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (a)
($ in millions)
			Affected Line Item in
	For the three months ended		the Statement Where
Details about Accumulated Other	March 31,		Net Income (Loss)
Comprehensive Loss Components	2019	2018	is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(14)	$(7)	Income (loss) before income taxes
Tax impact	4	3	Income tax (expense) benefit
	$(10)	$(4)	Net income (loss)

Amortization of OPEB Cost Items (b)
Prior-service costs	$1	$2
Actuarial gains (losses)	2	(1)
	3	1	Income (loss) before income taxes
Tax impact	(1)	-	Income tax (expense) benefit
	$2	$1	Net income (loss)

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 16 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16)    Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

($ in millions)	2019	2018

Components of total pension benefit cost
Service cost	$21	$24
Interest cost on projected benefit obligation	33	30
Expected return on plan assets	(43)	(50)
Amortization of unrecognized loss	14	7
Net periodic pension benefit cost	$25	$11

	Postretirement Benefits
	For the three months ended
	March 31,

($ in millions)	2019	2018

Components of net periodic postretirement benefit cost
Service cost	$5	$5
Interest cost on projected benefit obligation	10	9
Amortization of prior service cost (credit)	(1)	(2)
Amortization of unrecognized (gain) loss	(2)	1
Net periodic postretirement benefit cost	$12	$13

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

During the first three months of 2019 and 2018, we capitalized $6 million and $7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Our Pension Plan assets increased from  $2,348 million at December 31, 2018 to $2,539 million at March 31, 2019, an increase of $191 million, or 8%. This increase was a result of contributions of $33 million and positive investment returns  (net of investment management and administrative fees) of $220 million,  partially offset by benefit payments of $62 million.

Required pension plan contributions for the full year 2019 are estimated to be $166 million, of which $33 million was contributed to the Plan during the first three months of 2019.

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

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs have until May 10, 2019 to seek the court’s permission to refile. We will continue to dispute any replead allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents. While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

In addition, we are party to various legal proceedings (including individual actions, class and putative class actions, and  federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Legal proceedings and litigation are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. We maintain an accrual for potential penalties that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.4 million customers, 3.7 million broadband subscribers and 20,439 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include Data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On June 29, 2018, all outstanding shares of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”)  converted into an aggregate of 26 million shares of the Company’s common stock. Frontier issued cash in lieu of fractional shares of common stock. In addition, on July 2, 2018, the Company paid the final dividend of $54 million to holders of the Series A Preferred Stock.

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

The following should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)	Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	March 31, 2019	December 31, 2018	% Increase (Decrease)	March 31, 2018	% Increase (Decrease)

Customers (in thousands)	4,395	4,471	(2)%	4,765	(8)%

Consumer customer metrics
Customers (in thousands)	3,995	4,060	(2)%	4,324	(8)%
Net customer additions (losses)	(65)	(92)	(29)%	(74)	(12)%
Average monthly consumer
revenue per customer	$89.14	$88.37	1%	$86.21	3%
Customer monthly churn	1.99%	1.94%	3%	1.94%	3%

Commercial customer metrics
Customers (in thousands)	400	411	(3)%	441	(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,697	3,735	(1)%	3,895	(5)%
Net subscriber additions (losses)	(38)	(67)	(43)%	(43)	(12)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	784	838	(6)%	934	(16)%
Net subscriber additions (losses)	(54)	(35)	54%	(28)	93%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	198	205	(3)%	227	(13)%
Net subscriber additions (losses)	(7)	(6)	17%	(8)	(13)%

Employees	20,439	21,173	(3)%	22,081	(7)%

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of March 31, 2019,  61% of our consumer broadband customers were subscribed to at least one other service offering.

We had approximately 4.0 million and 4.3 million total consumer customers as of March 31, 2019 and 2018, respectively. Our consumer customer churn was 1.99%, for the three months ended March 31, 2019, compared to 1.94% for the first quarter of 2018 and 1.94% for the fourth quarter of 2018. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $2.93, or 3%, to $89.14 during the first quarter of 2019 compared to the prior year period. The overall increase in consumer ARPC is primarily a result of consumer, broadband, and video initiatives that were implemented during the fourth quarter of 2018.

We had approximately 400,000 and 441,000 total commercial customers as of March 31, 2019 and 2018, respectively. We lost approximately 11,000 commercial customers during the three months ended March 31, 2019 compared to a loss of 12,000 customers for the three months ended March 31, 2018, and a loss of 11,000 customers for the three months ended December 31, 2018. Frontier expects the declines in voice services revenue and from commercial customers to continue for the remainder of 2019. Our Ethernet product revenues from our SME (small business, medium business and larger enterprise customers) and carrier customers have grown by 8% during the first quarter of 2019, compared to the prior year period, and remained relatively flat compared to the fourth quarter of 2018.

We had approximately 3.7 million and 3.9 million broadband subscribers as of March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019,  we lost approximately 38,000 net broadband

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

subscribers compared to a loss of 67,000 subscribers and a loss of 43,000 for the three months ended December 31, 2018 and March 31, 2018, respectively.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets.  For the three months ended March 31, 2019, we lost approximately 61,000 net video subscribers across all markets. At March 31, 2019, we had 784,000 linear video subscribers that are served with FiOS® or Vantage video service. In addition to our linear video subscribers, we have approximately 198,000 DISH® satellite video customers.

REVENUE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$967	$985	$(18)	(2)%
Voice services	650	702	(52)	(7)%
Video services	268	280	(12)	(4)%
Other	124	135	(11)	(8)%
Revenue from contracts with customers(1)	2,009	2,102	(93)	(4)%
Subsidy revenue	92	97	(5)	(5)%
Total revenue	$2,101	$2,199	$(98)	(4)%

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$1,077	$1,128	$(51)	(5)%
Commercial	932	974	(42)	(4)%
Revenue from contracts with customers(1)	2,009	2,102	(93)	(4)%
Subsidy revenue	92	97	(5)	(5)%
Total revenue	$2,101	$2,199	$(98)	(4)%

(1)	Amount includes $18 million of lease revenue for the three months ended March 31, 2019.

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decreases in consolidated total revenue for the three months ended March 31, 2019 was primarily due to decreased Voice services and to a lesser extent, Video services and Data and Internet services driven by a decline in customers,  partially offset by improved consumer ARPC.

The decrease in consolidated customer revenue of $93 million for the three months ended March 31, 2019 consisted of decreases of $51 million and $42 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consolidated consumer customer revenue was primarily due to decreases in Voice services, and to a lesser extent Video services offset by a  slight increase in Data and Internet services revenue. We have experienced declines in the number of traditional voice customers as a result of competition and the availability of substitutes, a trend we expect to continue. We also experienced declines in the number of video and data and internet customers. This was partially offset by improved ARPC. The decrease in consolidated commercial customer

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

revenue was primarily driven by decreases in our voice services revenue and nonswitched revenue, including wireless backhaul revenue.

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

For the three months ended March 31, 2019, the decrease in Consolidated Data and Internet services revenue consisted of a decrease of $12 million for consolidated nonswitched access services and a  decrease of $6 million for consolidated data services. The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet.

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease in voice services revenue for the three months ended March 31, 2019, was primarily driven by the continued net loss of voice customers and decreases in long-distance revenue among those customers that do not have a bundled long-distance plan.

Video Services

Video services include revenue generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decrease in video services revenue for the three months ended March 31, 2019, was primarily driven by a  net decrease in the total number of video subscribers.

Other

Other customer revenue includes switched access revenue and sales of Customer Premise Equipment (CPE) to our business customers and directory services. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

The decrease in other revenue, for the three months ended March 31, 2019,  was primarily driven by switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses.

Subsidy

Subsidy and other regulatory revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$338	$372	$(34)	(9)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decreases in network access expenses for the three months ended March 31, 2019 was primarily driven by lower video content costs as a result of a decline in video customers.

NETWORK RELATED EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$456	$483	$(27)	(6)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses for the three months ended March 31, 2019, was primarily driven by decreased compensation costs related to lower employee headcount and decreased network services cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$456	$469	$(13)	(3)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

The decrease in SG&A expenses for the three months ended March 31, 2019 primarily related to decreased outside service cost and lower compensation costs related to lower employee headcount.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB costs

Frontier allocates pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB costs for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended
	March 31,
($ in millions)	2019	2018

Total pension/OPEB
expense	$26	$29
Less: costs capitalized into
capital expenditures	(6)	(7)
Net pension/OPEB costs	$20	$22

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$353	$345	$8	2%
Amortization expense	131	160	(29)	(18)%
Depreciation and
Amortization expense	$484	$505	$(21)	(4)%

The increase in depreciation expense for the three months ended March 31, 2019 was primarily driven by reduced useful lives as a result of the annual evaluation of our applied useful lives.

The decrease in amortization expense for the three months ended March 31, 2019 was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and
other charges	$28	$4	$24	600%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, the sale of business lines or divisions, and corresponding changes to our retirement plans. During the three months ended March 31, 2019, we incurred $15 million in costs directly associated with these activities.

In addition, costs related to the Transformation Program, a multi-year strategic plan with the objective of transforming the Company and reinvigorating growth, are included in Restructuring and other charges. During the three months ended March 31, 2019, we incurred $13 million in costs directly associated with the Transformation Program.

Restructuring costs and other charges increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in the number of severed employees and the addition of transformation costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(9)	$8	$(17)	(213)%
Gain (loss) on extinguishment of debt	$(20)	$33	$(53)	(161)%
Interest expense	$379	$374	$5	1%
Income tax expense	$18	$13	$5	38%

Investment and other income (loss), net

Investment and other income (loss), net for the three months ended March 31, 2019 included $11 million of non-operating pension and OPEB expense and the three months ended March 31, 2018 included $5 million of non-operating pension and OPEB income.

Gain (loss) on extinguishment of debt

During the three months ended March 31, 2019, Frontier recorded a loss on early extinguishment of debt of $20 million, driven by the write-off of unamortized original issuance costs that were retired along with Term Loan A and the 2016 CoBank Credit Agreement. Frontier recorded a gain on early extinguishment of debt of $33 million for the three months ended March 31, 2018 driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

Interest expense

Interest expense for the three months ended March 31, 2019 remained relatively flat as compared to the three months ended March 31, 2018.  Our composite average borrowing rate as of March 31, 2019 and 2018 was 8.90% and 8.57%, respectively.

Income tax expense

For the three months ended March 31, 2019, Frontier recorded income tax expense of $18 million, despite recording a pre-tax net loss for the same period. The tax expense was primarily driven by recording a net valuation allowance on deferred tax assets. The tax expense related to the recording of the valuation allowance exceeded the tax benefit related to the pre-tax loss. The effective tax rates on our pretax loss for the three months ended March 31, 2019 was (26.0%) compared with 41.1% for the pretax income for the three months ended March 31, 2018.

As of March 31, 2019, the benefit from certain state NOL carryforwards may not be realized.  On the basis of this evaluation, a valuation allowance of $34 million ($27 million net of federal benefit) has been recorded on the deferred tax assets related to these state NOL carryforwards. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first three months of 2019 was $87 million, or $(0.84) per share, as compared to a net loss of $33 million, or $(0.44) per share, in the first three months of 2018. For 2019, the increase in net loss was primarily driven by decreased revenues and the loss recognized on the early extinguishment of debt, partially offset by decreased operating expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b)  Liquidity and Capital Resources

Analysis of Cash Flows

As of March 31, 2019, we had unrestricted cash and cash equivalents aggregating $119 million. Our primary source of funds during the three months ended March 31, 2019 was cash on hand, cash generated from operations, cash received from issuance of our First Lien Notes, and borrowings on our Revolver. For the three months ended March 31, 2019, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and debt repayments.

At March 31, 2019, we had a working capital deficit of $900 million compared to a working capital deficit of $1,231 million at December 31, 2018. Our working capital includes outstanding balances on our Revolver, which matures in 2024. This decline in our working capital deficit was primarily a result of long-term debt retirements offset by additional borrowings under our Revolver as discussed below.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $31 million to $282 million for the three months ended March 31, 2019 as compared to the corresponding period in 2018. Our operating cash flows were negatively impacted by lower revenues, which were partially offset by lower expenses. The overall increase in operating cash flows was primarily attributable to favorable changes in working capital accounts.

Cash Flows used by Investing Activities

Capital Expenditures

For the three months ended March 31, 2019 and 2018, our capital expenditures were $305 million and $297 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows used by Financing Activities

New Debt Issuances and Debt Reductions:

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of 8.000% First Lien Secured Notes due 2027 (the First Lien Notes).  The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment with all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the Second Lien Notes). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

During the three months ended March 31, 2019, Frontier used cash on hand for the scheduled retirement of $348 million principal amount of senior indebtedness.  In addition, Frontier used the proceeds from the offering of First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured term loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

During the three months ended March 31, 2018, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.500% senior notes due 2020, $249 million 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021.

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

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issues of long-term debt and $850 million of borrowing capacity under our Revolver (as reduced by our Standby Letters of Credit outstanding under the JPM Credit Agreement). As of the date of filing, we believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for at least the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic and industry conditions may negatively affect our cash generated from operations. We have $13 million of debt maturing during the last nine months of 2019, $245 million of debt maturing in 2020, and $327 million of debt maturing in 2021.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of March 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and less than $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of March 31, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of March 31, 2019, Frontier had borrowings of $375 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $70 million).

On March 15, 2019, Frontier used proceeds from the offering of First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under its $1,625 million senior secured Term Loan A facility, which otherwise would have matured in March 2021, as described above under “New Debt Issuances and Debt Reductions.”

In addition, Frontier amended the JPM Credit Agreement to, among other things, (i) extend the maturity date of the Revolver from February 27, 2022 to February 27, 2024 (subject to springing maturity to any tranche of our existing debt with an aggregate outstanding principal amount in excess of $500 million), (ii) increase the interest rate applicable to such revolving loans by 0.25% and (iii) make certain modifications to the debt and restricted payment covenants.

CoBank Credit Facilities:

Frontier had a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. On March 15, 2019, Frontier used proceeds from the offering of the First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021.

Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018, as described above under “New Debt Issuances and Debt Reductions.” We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of March 31, 2019, $70 million of Standby Letters of Credit had been issued under the LC Agreements and $70 million Standby Letters of Credit had been issued under the Revolver. These Standby Letters of Credit are issued primarily in relations to supporting the Company's workers compensation insurance programs. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Amendment.

Covenants

The terms and conditions contained in our indentures and the JPM Credit Agreement include the timely payment of principal and interest when due, the maintenance of our corporate existence, keeping proper books and records in accordance with GAAP, restrictions on the incurrence of liens on our assets securing indebtedness and our subsidiaries’ assets, restrictions on the incurrence of indebtedness by our subsidiaries, restrictions on asset sales and transfers, mergers and other changes in corporate control and restrictions on dividends and distributions, each subject to important qualifications and exceptions.

As of March 31, 2019, we were in compliance with all of our indenture and credit facility covenants.

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

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term or we are unable to satisfy other FCC CAF Phase II requirements, Frontier would be required to return a portion of the funds previously received.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Developments

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 in return for the company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Phasedown funding provided to Frontier was complete as of December 31, 2018.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions: Auction 101 (28 GHz) and Auction 102 (24 GHz). Auction 101, ended on January 24, 2019 and offered two 425 MHz licenses in 1,536 counties. Auction 102 began on March 14, 2019 and will offer seven 100 MHz licenses in 416 Partial Economic Areas. Frontier cannot say to what extent it will participate, if at all, and cannot predict to what level it would be successful in either auction.

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

In September 2018, California network neutrality legislation was signed into law. The California legislation aims to reimpose the provisions of the FCC’s 2015 Network Neutrality decision. The Department of Justice has filed a lawsuit against California, stating that it attempts to govern interstate commerce, which is a federal matter outside the state’s jurisdiction. Four Industry Associations representing Internet Service Providers (USTelecom, CTIA, NCTA and ACA) have also filed suit. Frontier cannot predict the outcome of this litigation and, although Frontier’s current practices comply with the California law, the extent to which regulatory changes associated with the California law could affect revenues at this time. A number of additional states are currently considering Network Neutrality legislation during their 2019 legislative sessions.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2019,  88% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2019. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 12% of our outstanding borrowings at March 31, 2019 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $21 million of additional interest expense. Our $850 million revolving credit facility has interest rates that float with the LIBOR, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2019, the fair value of our total debt was estimated to be approximately $13 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.90% and our overall weighted average maturity was approximately seven years. As of March 31, 2019, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2018.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2019 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets increased from $2,348 million at December 31, 2018 to $2,539 million at March 31, 2019, an increase of $191 million, or 8%. This increase was a result of contributions of $33 million and positive investment returns  (net of investment management and administrative fees) of $220 million, partially offset by benefit payments of $62 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2019, that our disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting

The adoption of ASC 842 requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for lease standard and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the first fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.    Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserts, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs have until May 10, 2019 to seek the court’s permission to refile. We will continue to dispute any replead allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents. While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

In addition, we are party to various other legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part 1,  Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

PART II. OTHER INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2019 to January 31, 2019
Employee Transactions (1)	80	$2.62

February 1, 2019 to February 28, 2019
Employee Transactions (1)	245,062	$2.36

March 1, 2019 to March 31, 2019
Employee Transactions (1)	16,865	$2.35

Totals January 1, 2019 to March 31, 2019
Employee Transactions (1)	262,007	$2.36

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
4.1

Indenture, dated as of March 15, 2019, by and among Frontier Communications Corporation, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank, N.A., as collateral agent, and The Bank of New York Mellon, as trustee, with respect to the 8.000% First Lien Secured Notes due 2027 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on March 18, 2019.)*

	4.2	Form of 8.000% First Lien Secured Note due 2027 (included in Exhibit 4.1 hereto.)*
10.1

Amendment No. 4, dated as of March 15, 2019, to the First Amended and Restated Credit Agreement, dated as of February 27, 2017, as amended, among Frontier Communications Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 18, 2019.)*

10.2

Amendment No. 5, dated as of April 26, 2019, to the First Amended and Restated Credit Agreement, dated as of February 27, 2017, as amended, among Frontier Communications Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto.

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

*Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2019