Form 10-Q
period 2019-06-30
FRONTIER COMMUNICATIONS CORP
filed 2019-08-07
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2019 was 105,371,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$267	$354
Accounts receivable, less allowances of $83 and $105, respectively	674	723
Contract acquisition costs	102	107
Prepaid expenses	106	86
Assets held for sale	1,405	-
Income taxes and other current assets	60	60
Total current assets	2,614	1,330

Property, plant and equipment, net	12,999	14,187
Goodwill	276	6,383
Other intangibles, net	1,221	1,494
Other assets	455	265
Total assets	$17,565	$23,659

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$440	$814
Accounts payable	452	495
Advanced billings	232	256
Accrued other taxes	188	182
Accrued interest	415	381
Pension and other postretirement benefits	39	39
Liabilities held for sale	134	-
Other current liabilities	400	394
Total current liabilities	2,300	2,561

Deferred income taxes	599	1,109
Pension and other postretirement benefits	1,681	1,750
Other liabilities	399	281
Long-term debt	16,357	16,358

Equity:
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued and 105,375 and 105,536 outstanding,
at June 30, 2019 and December 31, 2018, respectively)	27	27
Additional paid-in capital	4,806	4,802
Accumulated deficit	(8,067)	(2,752)
Accumulated other comprehensive loss, net of tax	(525)	(463)
Treasury common stock	(12)	(14)
Total equity (deficit)	(3,771)	1,600
Total liabilities and equity (deficit)	$17,565	$23,659

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2019	2018	2019	2018

Revenue	$2,067	$2,162	$4,168	$4,361

Operating expenses:
Network access expenses	318	369	656	741
Network related expenses	445	478	901	961
Selling, general and administrative expenses	445	460	901	929
Depreciation and amortization	454	486	938	991
Goodwill impairment	5,449	-	5,449	-
Loss on disposal of Northwest Operations	384	-	384	-
Restructuring costs and other charges	31	2	59	6
Total operating expenses	7,526	1,795	9,288	3,628

Operating income (loss)	(5,459)	367	(5,120)	733

Investment and other income (loss), net	(9)	5	(18)	13
Pension settlement costs	-	25	-	25
Gain (loss) on extinguishment of debt	-	-	(20)	33
Interest expense	383	385	762	759

Loss before income taxes	(5,851)	(38)	(5,920)	(5)
Income tax benefit	(534)	(20)	(516)	(7)

Net income (loss)	(5,317)	(18)	(5,404)	2
Less: Dividends on preferred stock	-	54	-	107
Net loss attributable to
Frontier common shareholders	$(5,317)	$(72)	$(5,404)	$(105)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(51.07)	$(0.92)	$(51.97)	$(1.35)

Total weighted average shares outstanding
- basic and diluted	104,118	78,026	103,987	77,685

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2019	2018	2019	2018

Net income (loss)	$(5,317)	$(18)	$(5,404)	$2
Other comprehensive income, net of tax	9	71	17	70

Comprehensive income (loss)	$(5,308)	$53	$(5,387)	$72

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2019
							Accumulated
					Additional		Other	Treasury		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2019	-	$-	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment	-	-	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	-	-	79	(79)	-	-	-
Stock plans	-	-	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	-	-	(87)	-	-	-	(87)
Other comprehensive income,
net of tax	-	-	-	-	-	-	8	-	-	8
Balance at March 31, 2019	-	-	106,025	27	4,805	(2,749)	(534)	(718)	(14)	1,535
Stock plans	-	-	-	-	1	-	-	68	2	3
Net loss	-	-	-	-	-	(5,317)	-	-	-	(5,317)
Other comprehensive income,
net of tax	-	-	-	-	-	-	9	-	-	9
Balance at June 30, 2019	-	$-	106,025	$27	$4,806	$(8,067)	$(525)	(650)	$(12)	$(3,771)

	For the six months ended June 30, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Stock plans	-	-	835	-	(134)	-	-	975	136	2
Dividends on preferred stock
($5.56 per share)	-	-	-	-	(53)	-	-	-	-	(53)
Net income	-	-	-	-	-	20	-	-	-	20
Other comprehensive income,
net of tax	-	-	-	-	-	-	(1)	-	-	(1)
Balance at March 31, 2018	19,250	-	80,367	20	4,847	(2,089)	(367)	(116)	(15)	2,396
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	129	-	2	-	-	(99)	4	6
Dividends on preferred stock
($5.56 per share)	-	-	-	-	(54)	-	-	-	-	(54)
Net loss	-	-	-	-	-	(18)	-	-	-	(18)
Other comprehensive income,
net of tax	-	-	-	-	-	-	71	-	-	71
Balance at June 30, 2018	-	$-	106,025	$27	$4,788	$(2,107)	$(296)	(215)	$(11)	$2,401

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2019	2018

Cash flows provided from (used by) operating activities:
Net income (loss)	$(5,404)	$2
Adjustments to reconcile net income (loss) to net cash provided from (used by)
operating activities:
Depreciation and amortization	938	991
Loss (gain) on extinguishment of debt	20	(33)
Pension settlement costs	-	25
Stock-based compensation expense	7	9
Amortization of deferred financing costs	15	17
Other adjustments	1	(20)
Deferred income taxes	(519)	(9)
Goodwill impairment	5,449	-
Loss on disposal of Northwest Operations	384	-
Change in accounts receivable	(1)	37
Change in accounts payable and other liabilities	(14)	(72)
Change in prepaid expenses, income taxes and other assets	(19)	(24)
Net cash provided from operating activities	857	923

Cash flows provided from (used by) investing activities:
Capital expenditures	(580)	(618)
Proceeds on sale of assets	74	11
Other	1	(10)
Net cash used by investing activities	(505)	(617)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(1,999)	(1,714)
Proceeds from long-term debt borrowings	1,650	1,600
Proceeds from revolving debt	450	-
Repayment of revolving debt	(475)	-
Financing costs paid	(44)	(39)
Premium paid to retire debt	-	(17)
Dividends paid on preferred stock	-	(53)
Finance lease obligation payments	(17)	(17)
Other	(4)	(8)
Net cash used by financing activities	(439)	(248)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(87)	58
Cash, cash equivalents, and restricted cash at January 1,	404	376

Cash, cash equivalents, and restricted cash at June 30,	$317	$434

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$712	$716
Income tax payments (refunds), net	$5	$5

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies:

a)Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2019, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

b)Accounting Changes:

Except for the adoption of the new lease accounting standard and required reclassification of certain tax effects related to the Tax Cuts and Jobs Act, Frontier has consistently applied the accounting policies to all periods presented in these unaudited consolidated financial statements. Refer to Notes 2, 11, and 16 for additional discussion.

c)Revenue Recognition:

Revenue for data & Internet services, voice services, video services and, Switched and non-switched access services is recognized as the service is provided. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

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

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of other incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered a separate performance obligation. As a result, while these incentives are free to the customer, a portion of the consideration received from the customer over the contract term is ascribed to them based upon their relative stand-alone selling price. The revenue, reflected in “Other” revenue, and costs, reflected in “Network access expenses”, for these incentives are recognized when they are delivered to the customer and the performance obligation is satisfied. Similar to discounts, these types of incentives generally result in the creation of a contract asset during the beginning of the contract term which is recorded in Other current assets and Other assets on our consolidated balance sheet.

Upfront Fees

All non-refundable upfront fees provide our customers with a material right to renew, and therefore, are deferred and amortized into revenue over the expected period for which related services are provided. With upfront fees assessed at the beginning of a contract, a contract liability is often created, which is reduced over the term of the contract as the performance obligations are satisfied. The contract liabilities are recorded in Other current liabilities and Other liabilities on our consolidated balance sheet.

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

Contract Acquisition Costs

Certain costs to acquire customers are deferred and amortized over the expected customer life (average of 4.0 years). For Frontier, this includes certain commissions paid to acquire new customers. Commissions attributable to new customer contracts are deferred and amortized into expense. Unamortized deferred commissions are recorded in Contract acquisition costs and Other assets on our consolidated balance sheet.

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $49 million and $53 million, and $102 million and $110 million for the three and six months ended June 30, 2019 and 2018, respectively, and video franchise fees, which amounted to $11 million and $12 million, and $21 million and $24 million for the three and six months ended June 30, 2019 and 2018, respectively, that we have recorded

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

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

d)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of June 30, 2019 and December 31, 2018. This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

e)Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired in a business combination. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, and other identifiable intangibles with the residual recorded as goodwill. We evaluate the carrying value of our goodwill and indefinite-lived trade name annually as of December 31, or more frequently as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “operating segment” (reporting unit) level, as that term is defined in GAAP.

We determined that we have one operating segment (reporting unit) based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. The decline in our stock price and the deterioration in the outlook of our business during the second quarter of 2019 were each triggering events that required an impairment assessment as of June 30, 2019. Refer to Note 6 for a discussion of our goodwill impairment testing and results as of June 30, 2019.

Frontier amortizes finite-lived intangible assets, which include acquired customer lists and royalty agreements, over their estimated useful lives on the accelerated method of sum of the years digits.

f)Lease Accounting:

We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating and finance lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms used in accounting for leases may reflect options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. ROU assets for operating leases are recorded to “Other Assets”, and the related liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets. Assets subject to finance leases are included in “Property, Plant & Equipment”, with corresponding liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets.

g)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Held for Sale:

We classify assets and related liabilities as held for sale when the following criteria are met: when management has committed to a plan to sell the asset, the asset is available for immediate sale, there is an active program to locate a buyer and the sale and transfer of the asset is probable within one year. Assets and liabilities are presented separately on the Consolidated Balance Sheets at the lower of their carrying amounts or fair value, less costs to sell. Depreciation and amortization are not recorded while assets are classified as held for sale. Assets held for sale are tested for recoverability each period that they are classified as held for sale. The amounts and information in the footnotes as they are presented do not include assets and liabilities that have been reclassified as held for sale as of June 30, 2019. Refer to Note 7.

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

Frontier adopted the new lease standard during the first quarter of 2019 using the additional transition method provided by ASU 2018 – 11, “Targeted Improvements.” Under this method, Frontier applied the requirements of the new leases standard as of January 1, 2019 and recognized a cumulative-effect adjustment of $15 million ($11 million net of tax) to accumulated deficit. Consequently, Frontier’s reporting for comparative periods will continue to be in accordance with Topic 840. Refer to Note 11 for additional lease disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the “Tax Act”) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations,” even in situations where the related items were originally recognized in “Other comprehensive income.” Frontier adopted this standard as of January 1, 2019 by recording a decrease to accumulated deficit of $79 million, with a corresponding increase to Accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of equity (deficit).

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (ASC 718), Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. Frontier adopted this standard update as of January 1, 2019, and records such awards at their grant date fair value, and the related liability is no longer remeasured in each period. The impact to our consolidated financial statements was not material.

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

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." This standard eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this guidance beginning January 1, 2021. Early adoption is permitted. The amendments in the standard would need to be applied on a retrospective basis. Frontier is currently evaluating the impact of the adoption of this standard on our disclosures.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables provide a summary of revenues, by category:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Data and Internet services	$963	$973	$1,930	$1,958
Voice services	629	682	1,279	1,384
Video services	260	270	528	550
Other	120	140	244	275
Revenue from contracts with customers (1)	1,972	2,065	3,981	4,167
Subsidy revenue	95	97	187	194
Total revenue	$2,067	$2,162	$4,168	$4,361

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Consumer	$1,050	$1,095	$2,127	$2,223
Commercial	922	970	1,854	1,944
Revenue from contracts with customers (1)	1,972	2,065	3,981	4,167
Subsidy revenue	95	97	187	194
Total revenue	$2,067	$2,162	$4,168	$4,361

(1)Amount includes approximately $17 million and $35 million of lease revenue for the three and six months ended June 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The opening and closing balances of Frontier’s contract asset and contract liability balances for the six months ended June 30, 2019 and 2018 are as follows:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(18)	(5)	(38)	(11)
Cash received, excluding amounts
recognized as revenue	-	-	34	7
Credits granted, excluding amounts
recognized as revenue	17	1	-	-
Other	4	(4)	(1)	1
Reclassified to held for sale	(3)	(1)	(3)	(1)
Balance at June 30, 2019	$44	$16	$41	$18

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2018	$40	$37	$41	$19
Revenue recognized included
in opening contract balance	(21)	-	(64)	-
Cash received, excluding amounts
recognized as revenue	-	-	86	-
Credits granted, excluding amounts
recognized as revenue	27	-	-	-
Other	(4)	4	(12)	6
Balance at June 30, 2018	$42	$41	$51	$25

Short-term contract assets, Long-term contract assets, Short-term contract liabilities, and Long-term contract liabilities are included in other current assets, other assets, other current liabilities, and other liabilities, respectively, on our consolidated balance sheets.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2019 (remaining six months)	$1,895
2020	1,446
2021	643
2022	324
2023	187
Thereafter	237
Total	$4,732

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2019	December 31, 2018

Retail and wholesale	$680	$745
Other	77	83
Less: Allowance for doubtful accounts	(83)	(105)
Accounts receivable, net	$674	$723

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.

Bad debt expense, which is recorded as a reduction to revenue, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Bad debt expense	$18	$22	$32	$41

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2019	December 31, 2018

Property, plant and equipment	$26,001	$27,657
Less: Accumulated depreciation	(13,002)	(13,470)
Property, plant and equipment, net	$12,999	$14,187

In 2017 and 2018, we sold certain properties subject to leaseback, generating $106 million in net proceeds. In connection with the adoption of ASC 842, the $15 million ($11 million net of tax) unamortized deferred gains resulting from these transactions were recognized directly to opening accumulated deficit as January 1, 2019.

In January 2019, we closed the sale of certain wireless towers for approximately $76 million. The aggregate carrying value of the towers was approximately $1 million, resulting in a gain on the sale of $75 million which was recognized against “Accumulated Depreciation” in our consolidated balance sheet during 2019.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Depreciation expense	$342	$343	$695	$688

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

(6) Goodwill and Other Intangibles:

We perform impairment tests related to our goodwill annually as of December 31, or sooner if an indicator of impairment occurs. The decline in our stock price and the deterioration in the outlook of our business during the second quarter of 2019 were each triggering events that required an impairment assessment as of June 30, 2019.

We use a market multiples approach to determine Frontier’s enterprise fair value for purposes of assessing goodwill for impairment. Marketplace comparisons, analyst reports and trends for other public companies within the telecommunications industry whose service offerings are comparable to ours have a range of fair value multiples between 4.1x and 7.6x of annualized expected EBITDA as adjusted for certain items. At June 30, 2019, we estimated the enterprise fair value using an EBITDA multiple of 4.4x.

Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value as of June 30, 2019, and, therefore, an impairment existed. We recorded goodwill impairment of $5,449 million in the three-month period ended June 30, 3019, which was based on the amount that Frontier’s enterprise carrying value exceeded its fair value.  This impairment reflected a lower enterprise valuation driven by lower profitability as well as a reduction in the utilized market multiple from 5.3x at December 31, 2018 to 4.4x at June 30, 2019. This reflects, among other things, pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure, and the lower outlook for our industry as a whole.

The market multiples approach we use incorporates significant estimates and assumptions related to our forecasted profitability, principally revenue and operating expenses. Our assessment also includes certain qualitative factors that require significant judgment, including challenges in achieving improvements in revenue and customer trends under our transformation program, the amount and timing of other anticipated transformation benefits, and uncertainty regarding the timing and successor to the FCC’s CAF Phase II program. Alternative interpretations of these factors could have resulted in different conclusions regarding the need for, or size of, an impairment. Continued declines in our profitability, cash flows, trading price of our common stock and debt securities or lower outlook across our industry (leading possibly to the application of lower market multiples) may result in further impairment.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired, noting no additional impairment was present as of June 30, 2019.

The changes in the carrying amount of goodwill, net for the six months ended June 30, 2019 was as follows:

($ in millions)

Balance at January 1, 2019	$6,383
Reclassified as held for sale (1)	(658)
Goodwill impairment	(5,449)
Balance at June 30, 2019	$276

(1) Represents the amounts reclassified as held-for-sale recasted to the Company’s Northwest Operations. See Note 7.

Accumulated goodwill impairment charges were $8,878 million and $3,429 million as of June 30, 2019 and December 31, 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of other intangibles are as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,258)	$1,074	$5,188	$(3,848)	$1,340
Trade name	122	-	122	122	-	122
Royalty agreement	72	(47)	25	72	(40)	32
Total other intangibles	$4,526	$(3,305)	$1,221	$5,382	$(3,888)	$1,494

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Amortization expense	$112	$143	$243	$303

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years on an accelerated method.

(7) Planned divestiture of Northwest Operations:

In May 2019, Frontier entered into a definitive agreement to sell its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain closing adjustments, including adjustments for working capital and certain pension and retiree medical liabilities. The sale is expected to close by the first half of 2020, subject to customary closing conditions including regulatory approvals. In connection with the sale, Frontier has entered into a transition services agreement with the purchaser to provide various network and support services for a minimum of six months following the transaction closing.

This transaction does not represent a strategic shift for Frontier; therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the Northwest Operations will continue to be reported in our operating results until the sale is finalized.

As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, Frontier recorded an estimated loss on disposal of $384 million during the three months ended June 30, 2019 in its consolidated statement of operations and a valuation allowance included in assets held for sale on its consolidated balance sheet.

Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by the accounting rules. The Company also separately classified the related assets and liabilities of the business as held-for-sale in its June 30, 2019 consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The principal components of the held-for-sale assets and liabilities as of June 30, 2019 are as follows:

($ in millions)	June 30, 2019
ASSETS

Accounts receivable, less allowances of $7	$50
Prepaid expenses	2
Other current assets	13
Property, plant and equipment, net	999
Goodwill (1)	658
Other intangibles, net	30
Valuation allowance on assets held for sale	(376)
Other assets	29
Total assets held for sale	$1,405

LIABILITIES

Accounts payable	$12
Advanced billings	18
Accrued other taxes	12
Other current liabilities	22
Pension and other postretirement benefits(2)	31
Other liabilities	39
Total liabilities held for sale	$134

(1)The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

(2)Includes fully funded pension liability of $156 million.

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2019 and December 31, 2018. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2019		December 31, 2018

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,026	$12,822	$17,400	$12,756

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9) Long-Term Debt:

The activity in our long-term debt from January 1, 2019 through June 30, 2019 is summarized as follows:

		For the six months ended June 30, 2019
		Principal
		Payments			Interest Rate at
($ in millions)	January 1, 2019	and Retirements	New Borrowings	June 30, 2019	June 30, 2019*

Secured debt issued by Frontier	$5,246	$(2,125)	$2,100	$5,221	7.70%
Unsecured debt issued by Frontier	11,297	(348)	-	10,949	9.63%
Secured debt issued by subsidiaries	107	(1)	-	106	8.36%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,400	$(2,474)	$2,100	$17,026	8.91%

Less: Debt Issuance Costs	(178)			(181)
Less: Debt Premium (Discount)	(50)			(48)
Less: Current Portion	(814)			(440)
Total Long-term debt	$16,358			$16,357

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at June 30, 2019 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019		December 31, 2018

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 3/31/2021 (1)	$-		$1,402	5.280% (Variable)
Term loan due 10/12/2021(2)	-		239	7.405% (Variable)
Revolver due 2/27/2024(3)	250	5.392% (Variable)	275	5.280% (Variable)
Term loan due 6/15/2024 (4)	1,708	6.160% (Variable)	1,716	6.280% (Variable)
First lien notes due 4/1/2027	1,650	8.00%	-
Second lien notes due 4/1/2026	1,600	8.50%	1,600	8.50%
IDRB due 5/1/2030	13	6.20%	13	6.20%
Equipment financings	-		1	0.00%
Total secured debt issued by Frontier	5,221		5,246

Senior notes due 3/15/2019	-		348	7.125%
Senior notes due 4/15/2020	172	8.50%	172	8.50%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.50%	2,188	10.50%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.00%	3,600	11.00%
Debentures due 11/1/2025	138	7.00%	138	7.00%
Debentures due 8/15/2026	2	6.80%	2	6.80%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.00%	945	9.00%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	10,949		11,297

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.50%	100	8.50%
RUS loan contracts due 1/3/2028	6	6.154%	7	6.154%
Total secured debt issued by subsidiaries	106		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.40%	50	8.40%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,026	8.664%(5)	$17,400	8.411%(5)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of June 30, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of June 30, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of June 30, 2019, Frontier had borrowings of $250 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $81 million). In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced by a Letter of Credit issued under the Revolver.

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

CoBank Credit Facilities

As of December 31, 2018, Frontier had $239 million outstanding under a $315 million senior term loan facility drawn in October 2016 (as amended, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and lender, and the other lenders. On March 15, 2019, Frontier used proceeds from the offering of First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, as described below under “New Debt Issuances and Debt Reductions.”

New Debt Issuances and Debt Reductions

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of 8.00% First Lien Secured Notes due 2027 (the First Lien Notes). The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its Term Loan B and Revolver under the JPM Credit Agreement (the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Secured Credit Facilities). The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment to all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure the Company’s obligations under its Senior Secured Credit Facilities on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.50% Second Lien Secured Notes due 2026 (the Second Lien Notes). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its Senior Secured Credit Facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantors are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. The collateral securing the Second Lien Notes and the Company’s senior secured credit facilities is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bear interest at a rate of 8.50% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018. On July 3, 2018, the collateral package for the Second Lien Notes was amended to replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier, consistent with amendments made to Frontier’s credit agreements.

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

For the six months ended June 30, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

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

During the first six months of 2019, Frontier recorded a loss on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

During the first six months of 2018, Frontier recorded a gain on early extinguishment of debt of $33 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our scheduled principal payments are as follows as of June 30, 2019. This does not reflect outstanding borrowings under the Revolver.

($ in millions)	Principal payments

2019 (remaining six months)	$9
2020	$245
2021	$327
2022	$2,706
2023	$868
Thereafter	$12,621

(10) Restructuring Costs and Other Charges:

Transformation Program

During the second quarter of 2018, Frontier announced a multi-year strategic plan with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes (the “Transformation Program”). During the three and six months ended June 30, 2019, we incurred $16 million and $29 million, respectively, in costs directly associated with these activities.

We had retained a consulting firm to assist in executing on various aspects of this plan. This agreement was terminated in June 2019 and in connection therewith we will make a payment in the third quarter of approximately $30 million of previously accrued expenses. We continue to pursue a reduced transformation program and expect associated expenses to be recognized as incurred. Amounts accrued in connection with the consulting arrangement are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs

Restructuring costs and other charges, consisting primarily of severance and other employee-related costs of $26 million and costs directly associated with the Transformation Program of $29 million are included in “Restructuring costs and other charges” in our consolidated statement of operations for the six months ended June 30, 2019.

For the six months ended June 30, 2018, restructuring costs and other charges, consisted primarily of severance and other employee-related costs of $6 million.

The following is a summary of the changes in the liabilities established for restructuring and other programs for the six months ended June 30, 2019 which are all classified in other current liabilities:

($ in millions)

Balance at January 1, 2019	$18
Severance expense	26
Transformation costs	29
Other restructuring costs	4
Cash payments during the period	(40)
Balance at June 30, 2019	$37	(1)

(1)Total includes $10 million and $27 million of accrued severance and accrued transformation costs, respectively, as of June 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11) Leases:

With the adoption of ASC 842 on January 1, 2019, Frontier elected to apply the ‘package of practical expedients’, which permits the Company to not reassess under the new standard its prior conclusions including lease identification, lease classification, and initial direct costs. Additionally, Frontier elected to apply the land easement practical expedient, which permits the Company to account for land easements under the new standard only on a prospective basis. Frontier did not apply the use of hindsight practical expedient.

The following table includes information for the transition adjustment recorded as of January 1, 2019 to record the cumulative impact of adoption of ASC 842 for prior periods:

		(Unaudited)
	As Reported	ASC 842		Adjusted
($ in millions)	December 31, 2018	Transition Adjustment		January 1, 2019
Assets
Other assets	$265	$205	(1)	$470

Liabilities and Equity (Deficit)
Other current liabilities	$394	$32	(2)	$426
Other liabilities	$281	$158	(3)	$439
Deferred income taxes	$1,109	$4	(4)	$1,113
Accumulated deficit	$(2,752)	$11	(5)	$(2,741)

(1)Includes $205 million of operating Right-of-use (ROU) assets recorded upon adoption.

(2)Includes $46 million of operating lease liabilities, partially offset by $14 million reclassification of the current portion of deferred gains on sale of property.

(3)Includes $168 million of operating lease liabilities, partially offset by $1 million reclassification of deferred gains on sale of property and $9 million of deferred rent reclassified to Operating ROU assets.

(4)Represents the tax effect of the recognition of $15 million in deferred gains on sale of property to accumulated deficit.

(5)Includes the recognition of $15 million in deferred gains on the sale of property, offset by $4 million tax impact on the recognition of the gain.

The components of lease cost are as follows:

	For the three months ended	For the six months ended
($ in millions)	June 30, 2019	June 30, 2019

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$4	$6
Interest on lease liabilities	4	8
Finance lease cost	8	14

Operating lease cost (1)	17	37

Sublease income	(3)	(7)

Total Lease cost	$22	$44

(1)Includes short-term lease cost of $1 million and $2 million and variable lease cost of $1 million and $4 million for the three and six months ended June 30, 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental balance sheet information related to leases is as follows:

($ in millions)	June 30, 2019

Operating right-of-use assets	$198	(1)
Finance right-of-use assets	$165	(2)

Operating lease liabilities	$204	(3)
Finance lease liabilities	$159	(4)

Operating leases:
Weighted-average remaining lease term	7.80	years
Weighted-average discount rate	8.29%

Finance leases:
Weighted-average remaining lease term	9.10	years
Weighted-average discount rate	7.98%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our June 30, 2019 consolidated balance sheet.

(3)This amount represents $44 million and $160 million included in other current liabilities and other liabilities, respectively, on our June 30, 2019 consolidated balance sheet.

(4)This amount represents $28 million and $131 million included in other current liabilities and other liabilities, respectively, on our June 30, 2019 consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases is as follows:

For the six months ended
($ in millions)	June 30, 2019

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$35
Operating cash flows used by operating leases	$(34)
Operating cash flows used by finance leases	$(8)
Financing cash flows used by finance leases	$(17)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$19
Finance leases	$18

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

The following represents a maturity analysis for our operating and finance lease liabilities as of June 30, 2019:

	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2019 (remaining six months)	$23	$20
2020	42	33
2021	37	28
2022	34	23
2023	32	20
Thereafter	104	104
Total lease payments	272	228
Less: imputed interest	(68)	(69)
Present value of lease liabilities	$204	$159

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon adoption of ASC 842, we recorded the unamortized deferred gain balances for previous sale-leasebacks of real estate assets as a transition adjustment, which had the effect of decreasing our accumulated deficit by $15 million ($11 million net of tax).

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

For the three and six months ended June 30, 2019, Frontier, as a lessor, recognized revenue of $17 million and $35 million, respectively.

The following represents a maturity analysis for our operating lease payments from customers as of June 30, 2019:

Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2019 (remaining six months)	$5
2020	10
2021	10
2022	10
2023	10
Thereafter	9
Total lease payments from customers	$54

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10)

(12) Investment and Other Income (Loss):

The following is a summary of the components of Investment and Other Income (loss) for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2019	2018	2019	2018

Interest and dividend income	$1	$1	$4	$3
Pension and OPEB benefit (costs)	(11)	5	(22)	10
All other, net	1	(1)	-	-
Total investment and other income (loss), net	$(9)	$5	$(18)	$13

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2019	2018	2019	2018

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	1.5	1.7	1.5	(34.7)
Remeasurement of certain deferred tax balances	-	-	-	78.6
Tax reserve adjustment	-	0.9	-	(1.1)
Changes in certain deferred tax balances	(1.5)	31.6	(1.9)	146.6
Goodwill impairment	(10.4)	-	(10.4)	-
Loss on disposal of Northwest Operations	(1.4)	-	(1.4)	-
Shared-based payments	-	-	(0.1)	(70.3)
Federal research and development tax credit	-	(2.2)	-	(3.2)
All other, net	(0.1)	1.0	-	1.8
Effective tax rate	9.1%	54.0%	8.7%	138.7%

As of June 30, 2019, amounts pertaining to expected income tax refunds of $2.3 million and $1.5 million are included in “Income taxes and other current assets” and “Other assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2019, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $138 million ($111 million net of federal benefit) has been recorded for the six months ended June 30, 2019, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.” The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2018, Frontier had approximately $2.4 billion of federal NOLs, which for U.S. federal income tax purposes can be used to offset future taxable income. The closing of the sale of the Northwest Operations would utilize approximately $1 billion of these NOLs.

On July 1, 2019, the Board of Directors of Frontier Communications adopted a shareholder’s right plan (Rights Agreement) designed to protect the availability of the net operating loss carryforwards under the Internal Revenue Code (Code). The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares.

(14) Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions and shares in thousands, except per share amounts)	2019	2018	2019	2018

Net loss used for basic and diluted loss
per share:
Total basic net loss
attributable to Frontier common shareholders	$(5,317)	$(72)	$(5,404)	$(105)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(5,317)	$(72)	$(5,404)	$(105)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	105,314	80,201	105,377	79,429
Less: Weighted average unvested restricted stock awards	(1,196)	(2,175)	(1,390)	(1,744)
Total weighted average shares outstanding - basic	104,118	78,026	103,987	77,685

Basic net loss per share
attributable to Frontier common shareholders	$(51.07)	$(0.92)	$(51.97)	$(1.35)

Diluted loss per share:
Total weighted average shares outstanding - basic	104,118	78,026	103,987	77,685
Effect of dilutive stock units	-	-	-	-
Total weighted average shares outstanding - diluted	104,118	78,026	103,987	77,685

Diluted net loss per share
attributable to Frontier common shareholders	$(51.07)	$(0.92)	$(51.97)	$(1.35)

In calculating diluted net loss per common share for the three and six months ended June 30, 2019 and 2018, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and six months ended June 30, 2019 and 2018, previously granted options to purchase 1,344 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Units

At June 30, 2019 and 2018, we had 339,544 and 247,634 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the six months ended June 30, 2019 and 2018 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 for the six months ended June 30, 2019 and 2018.

(15) Stock Plans:

At June 30, 2019, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At June 30, 2019, there were approximately 5,667,000 shares authorized for grant and approximately 2,797,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP, the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

As of January 1, 2019, we had 497,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP). The following summary presents information regarding LTIP target performance shares as of June 30, 2019 and changes during the six months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2019	497
LTIP target performance shares granted, net	-
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(20)
Balance at June 30, 2019	436

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2019 and 2018, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $1 million and $2 million, respectively, for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of June 30, 2019 and changes during the six months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2019	1,858	$16.02	$4
Restricted stock granted	105	$2.00	$-
Restricted stock vested	(701)	$21.99	$(1)
Restricted stock forfeited	(18)	$30.37
Balance at June 30, 2019	1,244	$11.28	$2

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2019 was $10 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

Shares of restricted stock granted during the first six months of 2018 totaled 1,996,000 shares. The total fair value of shares of restricted stock granted at June 30, 2018 was approximately $11 million. The total fair value of unvested restricted stock at June 30, 2018 was $11 million. The weighted average grant date fair value of restricted shares granted during the six months ended June 30, 2018 was $8.30 per share.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $5 million and $7 million for the six month periods ended June 30, 2019 and 2018, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax at June 30, 2019 and 2018, and changes for the six month periods then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (a)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	21	(4)	17
Net current-period other comprehensive
income (loss)	21	(4)	17
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at June 30, 2019 (a)	$(551)	$26	$(525)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (a)	$(345)	$(21)	$(366)
Other comprehensive income (loss)
before reclassifications	45	1	46
Amounts reclassified from accumulated other
comprehensive loss to net loss	27	(3)	24
Net current-period other comprehensive
income (loss)	72	(2)	70
Balance at June 30, 2018 (a)	$(273)	$(23)	$(296)

(a)Pension and OPEB amounts are net of tax of $250 million and $223 million as of January 1, 2019 and 2018, respectively and $166 million and $195 million as of June 30, 2019 and 2018, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and six month periods then ended June 30, 2019 and 2018 are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive Loss (a)
($ in millions)
					Affected Line Item in
	For the three months ended		For the six months ended		the Statement Where
Details about Accumulated Other	June 30,		June 30,		Net Loss
Comprehensive Loss Components	2019	2018	2019	2018	is Presented
Amortization of Pension Cost Items (b)
Actuarial gains (losses)	$(14)	$(6)	$(28)	$(13)
Pension settlement costs	-	(25)	-	(25)
	(14)	(31)	(28)	(38)	Loss before income taxes
Tax impact	3	8	7	11	Income tax benefit
	$(11)	$(23)	$(21)	$(27)	Net loss

Amortization of OPEB Cost Items (b)
Prior-service costs	$3	$3	$4	$5
Actuarial gains (losses)	-	-	2	(1)
	3	3	6	4	Loss before income taxes
Tax impact	(1)	(1)	(2)	(1)	Income tax benefit
	$2	$2	$4	$3	Net loss

(a) Amounts in parentheses indicate losses.

(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(17) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2019	2018	2019	2018

Components of total pension benefit cost
Service cost	$21	$24	$42	$48
Interest cost on projected benefit obligation	32	30	65	60
Expected return on plan assets	(43)	(48)	(86)	(98)
Amortization of unrecognized loss	14	6	28	13
Net periodic pension benefit cost	$24	$12	$49	$23
Pension settlement costs	-	25	-	25
Total pension benefit cost	$24	$37	$49	$48

	Postretirement Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2019	2018	2019	2018

Components of net periodic postretirement benefit cost
Service cost	$5	$6	$10	$11
Interest cost on projected benefit obligation	11	10	21	19
Amortization of prior service cost (credit)	(3)	(3)	(4)	(5)
Amortization of unrecognized (gain) loss	-	-	(2)	1
Net periodic postretirement benefit cost	$13	$13	$25	$26

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

During the first six months of 2019 and 2018, we capitalized $13 million and $14 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Our Pension Plan assets increased from $2,348 million at December 31, 2018 to $2,621 million at June 30, 2019, an increase of $273 million, or 12%. This increase was a result of contributions of $71 million and positive investment returns (net of investment management and administrative fees) of $338 million, partially offset by benefit payments of $136 million.

Required pension plan contributions for the full year 2019 are estimated to be $166 million, of which $71 million was contributed to the Plan during the first six months of 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(18) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support, including $19 million in annual support related to the Northwest Operations, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

In August 2018, the FCC concluded its Connect America Fund Phase II auction to award $200 million in funding over ten years in areas where its original offer of support in 2015 was not accepted by carriers. The results of the Phase II auction have no impact on Frontier’s current $332 million in CAF Phase II support. Frontier participated in this auction and the amount awarded was immaterial.

In August 2019, the FCC adopted a notice of proposed rulemaking to establish the Rural Digital Opportunity Fund (RDOF), which will be the successor to the CAF II program.  While the RDOF has not been finalized, its final form could result in a material change in the level of annual funding that Frontier receives from the FCC under CAF II as early as 2021.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions: Auction 101 (28 GHz) and Auction 102 (24 GHz) and ultimately placed bids in Auction 101. In 2019, Frontier won three 28 GHz licenses, two in Indiana and one in West Virginia. The winning bids did not result in a material investment, and we plan to test millimeter wave fixed wireless technology with these licenses.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals. The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one part of the Order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time. On July 10, 2019, the FCC issued an Order reinstating its original decision regarding transport that was remanded by the 8th Circuit due to lack of notice. While this Order cures the lack of notice cited by the 8th Circuit, Frontier cannot predict whether parties may again appeal the decision.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" related to future events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "may," “will,” "would," or "target." Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•declines in revenue from our voice services, switched and nonswitched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

•our ability to successfully implement strategic initiatives, including our transformation program and opportunities to enhance revenue and realize productivity improvements;

•competition from cable, wireless and wireline carriers, satellite, and OTT companies, and the risk that we will not respond on a timely or profitable basis;

•our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

•risks related to disruption in our networks, infrastructure and information technology that result in customer loss and/or incurrence of additional expenses;

•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

•our ability to retain or attract new customers and to maintain relationships with customers, employees or suppliers;

•our ability to hire or retain key personnel;

•our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all, including our ability to consummate the pending sale of our Northwest Operations;

•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

•our ability to comply with applicable federal and state consumer protection requirements;

•adverse changes in the credit markets, which could impact the availability and cost of financing;

•our ability to repay or refinance our debt through among other things, accessing the capital markets, notes repurchases and/or redemptions, tender offers and exchange offers;

•adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•covenants in our indentures and credit agreements that may limit our operational and financial flexibility as well as our ability to access the capital markets in the future;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•the effects of state regulatory requirements that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•the effects of governmental legislation and regulation on our business, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

•the impact of regulatory, investigative and legal proceedings and legal compliance risks;

•government infrastructure projects (such as highway construction) that impact our capital expenditures;

•continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors and our ability to obtain future subsidies, including participation in the proposed RDOF program;

•our ability to meet our remaining CAF II funding obligations and the risk of penalties or obligations to return certain CAF II funds;

•our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics;

•the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us, as well as potential future decreases in the value of our deferred tax assets;

•the effects of changes in accounting policies or practices including the impact of current and potential future impairment charges with respect to our goodwill or other intangible assets;

•the effects of increased medical expenses and pension and postemployment expenses;

•our ability to successfully renegotiate union contracts;

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2018 and beyond;

•the effects of changes in both general and local economic conditions in the markets that we serve; and

•the risks and other factors contained in our most recent Form 10-K and other filings with the SEC.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.3 million customers, 3.6 million broadband subscribers and approximately 19,900 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

During the second quarter of 2019, Frontier announced the planned sale of its operations and all associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain adjustments for working capital and certain pension and retiree medical liabilities. Revenues for the Northwest Operations represented approximately 7% of consolidated sales for each of the three and six months ended June 30, 2019, respectively. The sale is expected to close during the first half of 2020, subject to customary closing conditions including regulatory approvals.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	June 30, 2019	December 31, 2018	% Increase (Decrease)	June 30, 2018	% Increase (Decrease)

Customers (in thousands)	4,292	4,471	(4)%	4,667	(8)%

Consumer customer metrics
Customers (in thousands)	3,902	4,060	(4)%	4,237	(8)%
Net customer additions (losses)	(93)	(92)	1%	(86)	8%
Average monthly consumer
revenue per customer	$88.68	$88.37	0%	$85.28	4%
Customer monthly churn	2.14%	1.94%	10%	1.95%	10%

Commercial customer metrics
Customers (in thousands)	390	411	(5)%	430	(9)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,626	3,735	(3)%	3,863	(6)%
Net subscriber additions (losses)	(71)	(67)	6%	(32)	122%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	738	838	(12)%	902	(18)%
Net subscriber additions (losses)	(46)	(35)	31%	(32)	44%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	190	205	(7)%	219	(13)%
Net subscriber additions (losses)	(8)	(6)	33%	(8)	-%

Employees	19,872	21,173	(6)%	21,718	(8)%

	As of or for the six months ended
	June 30, 2019	June 30, 2018	% Increase (Decrease)
Consumer customer metrics
Average monthly consumer
revenue per customer	$88.94	$85.79	4%
Customer monthly churn	2.07%	1.94%	7%

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of June 30, 2019, 59% of our consumer broadband customers subscribed to at least one other service offering.

We had approximately 3.9 million and 4.2 million total consumer customers as of June 30, 2019 and 2018, respectively. Our consumer customer churn was 2.14% and 2.07%, for the three and six months ended June 30, 2019, compared to 1.95% and 1.94%, respectively for the three and six months ended June 30, 2018 and 1.99% for the first quarter of 2019. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $3.40, or 4% to $88.68 and $3.15, or 4%, to $88.94 for the three and six months ended June 30, 2019 and 2018, respectively. The overall increase in consumer ARPC from June 30, 2018 is primarily a result of consumer, broadband, and video initiatives that were implemented during the fourth quarter of 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We had approximately 390,000 and 430,000 total commercial customers as of June 30, 2019 and 2018, respectively. We lost approximately 10,000 and 21,000 commercial customers during the three and six months ended June 30, 2019 compared to a loss of 11,000 and 23,000 customers, respectively, for the three and six months ended June 30, 2018, and a loss of 11,000 customers for the first quarter of 2019. Frontier expects the declines in voice services revenue and from commercial customers to continue for the remainder of 2019. Our Ethernet product revenue from our SME (small business, medium business and larger enterprise customers) and carrier customers has grown by 11% during the second quarter of 2019, compared to the prior year period, and remained relatively flat compared to the first quarter of 2019.

We had approximately 3.6 million and 3.9 million broadband subscribers as of June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, we lost approximately 71,000 and 109,000 net broadband subscribers, respectively, compared to a loss of 32,000 and 75,000 net broadband subscribers, respectively for the three and six months ended June 30, 2018, and a loss of 38,000 for the first quarter of 2019.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets. For the three and six months ended June 30, 2019, we lost approximately 54,000 and 115,000, respectively, net video subscribers across all markets. At June 30, 2019, we had 738,000 linear video subscribers that are served with FiOS® or Vantage video service. In addition to our linear video subscribers, we have approximately 190,000 DISH® satellite video customers.

REVENUE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$963	$973	$(10)	(1)%
Voice services	629	682	(53)	(8)%
Video services	260	270	(10)	(4)%
Other	120	140	(20)	(14)%
Revenue from contracts with customers(1)	1,972	2,065	(93)	(5)%
Subsidy revenue	95	97	(2)	(2)%
Total revenue	$2,067	$2,162	$(95)	(4)%

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$1,050	$1,095	$(45)	(4)%
Commercial	922	970	(48)	(5)%
Revenue from contracts with customers(1)	1,972	2,065	(93)	(5)%
Subsidy revenue	95	97	(2)	(2)%
Total revenue	$2,067	$2,162	$(95)	(4)%

(1)Includes $17 million of lease revenue for the three months ended June 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$1,930	$1,958	$(28)	(1)%
Voice services	1,279	1,384	(105)	(8)%
Video services	528	550	(22)	(4)%
Other	244	275	(31)	(11)%
Revenue from contracts with customers(1)	3,981	4,167	(186)	(4)%
Subsidy revenue	187	194	(7)	(4)%
Total revenue	$4,168	$4,361	$(193)	(4)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$2,127	$2,223	$(96)	(4)%
Commercial	1,854	1,944	(90)	(5)%
Revenue from contracts with customers(1)	3,981	4,167	(186)	(4)%
Subsidy revenue	187	194	(7)	(4)%
Total revenue	$4,168	$4,361	$(193)	(4)%

(1)Includes $35 million of lease revenue for the six months ended June 30, 2019.

Revenue

We generate revenue primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decrease in consolidated total revenue for the six months ended June 30, 2019 was primarily due to fewer customers, partially offset by improved consumer ARPC.

The decrease in consolidated customer revenue of $93 million for the three months ended June 30, 2019 consisted of decreases of $45 million and $48 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consolidated customer revenue of $186 million for the six months ended June 30, 2019 consisted of decreases of $96 million and $90 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consolidated consumer customer revenue was primarily due to decreases in voice services, and to a lesser extent video services, partially offset by a slight increase in data and Internet services revenue. We have experienced declines in the number of traditional voice customers as a result of competition and the availability of substitutes, a trend we expect to continue. We also experienced declines in the number of video and data and internet customers. This was partially offset by improved ARPC for consumer customers. The decrease in consolidated commercial customer revenue was primarily driven by decreases in our voice services revenue and nonswitched revenue, including wireless backhaul revenue.

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

For the three and six months ended June 30, 2019, the decrease in Consolidated data and Internet services revenue consisted of a decrease of $5 million and $17 million, respectively, for consolidated nonswitched access services

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

and a decrease of $5 million and $11 million, respectively, for consolidated data services. The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet.

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease in voice services revenue for the three and six months ended June 30, 2019, was primarily driven by the continued net loss of voice customers.

Video Services

Video services include revenue generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decrease in video services revenue for the three and six months ended June 30, 2019, was primarily driven by a net decrease in the total number of video subscribers.

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

The decrease in other revenue for the three and six months ended June 30, 2019 was primarily driven by a decrease in switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses and activation associated fees.

Subsidy

Subsidy and other regulatory revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$318	$369	$(51)	(14)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$656	$741	$(85)	(11)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decreases in network access expenses for the three and six months ended June 30, 2019 was primarily driven by lower video content costs as a result of a decline in video customers and decreased promotional costs.

NETWORK RELATED EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$445	$478	$(33)	(7)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$901	$961	$(60)	(6)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses for the three and six months ended June 30, 2019 was primarily driven by decreased compensation costs related to lower employee headcount and decreased network services cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$445	$460	$(15)	(3)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$901	$929	$(28)	(3)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

The decrease in SG&A expenses for the three and six months ended June 30, 2019 primarily related to decreased outside service, warehousing and supplies cost and lower compensation costs related to lower employee headcount, partially offset by increased facilities costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2019	2018	2019	2018

Total pension/OPEB
service costs	$26	$30	$52	$59
Less: costs capitalized into
capital expenditures	(7)	(7)	(13)	(14)
Net pension/OPEB costs	$19	$23	$39	$45

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$342	$343	$(1)	(0)%
Amortization expense	112	143	(31)	(22)%
Depreciation and
Amortization expense	$454	$486	$(32)	(7)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$695	$688	$7	1%
Amortization expense	243	303	(60)	(20)%
Depreciation and
Amortization expense	$938	$991	$(53)	(5)%

The decrease in amortization expense for the three and six months ended June 30, 2019 was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

GOODWILL IMPAIRMENT

As a result of the continued decline in the share price of our common stock and the deterioration in the outlook of our business during the second quarter of 2019, we tested goodwill for impairment as of June 30, 2019. In performing this test, the determination of Frontier’s enterprise fair value as of June 30, 2019 was significantly impacted by our outlook for lower profitability. This was driven by several factors, including pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure and lower outlook for our industry as a whole. Frontier’s enterprise carrying value was higher than its fair value resulting in a goodwill impairment of $5,449 million for the three and six months ended June 30, 2019. Continued declines in our profitability, cash flows, trading price of our common stock and debt securities or lower outlook across our industry may result in further impairment.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on disposal of $384 million during the three months ended June 30, 2019.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and
other charges	$31	$2	$29	NM

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and
other charges	$59	$6	$53	NM

NM - Not meaningful

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions. During the three and six months ended June 30, 2019, we incurred $15 million and $30 million, respectively, in costs directly associated with these activities.

In addition, costs related to the Transformation Program, a multi-year strategic plan with the objective of transforming the Company and reinvigorating growth, are included in Restructuring and other charges. During the three and six months ended June 30, 2019, we incurred $16 million and $29 million, respectively, in costs directly associated with the Transformation Program.

Restructuring costs and other charges increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to an increase in the number of severed employees and the addition of transformation costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(9)	$5	$(14)	(280)%
Pension settlement	$-	$25	$(25)	(100)%
Gain (loss) on extinguishment of debt	$-	$-	$-	100%
Interest expense	$383	$385	$(2)	(1)%
Income tax benefit	$(534)	$(20)	$(514)	NM

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(18)	$13	$(31)	(238)%
Pension settlement	$-	$25	$(25)	(100)%
Gain (loss) on extinguishment of debt	$(20)	$33	$(53)	(161)%
Interest expense	$762	$759	$3	0%
Income tax benefit	$(516)	$(7)	$(509)	NM

NM - Not meaningful

Investment and other income (loss), net

Investment and other income (loss), net for the six months ended June 30, 2019 included $22 million of non-operating pension and OPEB expense and the six months ended June 30, 2018 included $10 million of non-operating pension and OPEB income.

Gain (loss) on extinguishment of debt

During the six months ended June 30, 2019, Frontier recorded a loss on early extinguishment of debt of $20 million, driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement. Frontier recorded a gain on early extinguishment of debt of $33 million for the six months ended June 30, 2018 driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and wrote-off of unamortized original issuance costs.

Interest expense

Interest expense for the six months ended June 30, 2019 remained relatively flat as compared to the six months ended June 30, 2018. Our composite average borrowing rate as of June 30, 2019 and 2018 was 8.91% and 8.69%, respectively.

Income tax benefit

For the six months ended June 30, 2019, Frontier recorded income tax benefit of $516 million on the pre-tax loss of $5,920 million. The tax benefit was primarily driven by the tax impact of the goodwill impairment partially offset by recording a valuation allowance on certain deferred tax assets. The effective tax rates on our pretax loss for the six months ended June 30, 2019 was 8.7% compared with 138.7% for the pretax loss for the six months ended June 30, 2018. The lower rate for 2019 was driven by a higher pre-tax loss as compared to 2018 and the remeasurement of our net deferred tax liabilities driven by the enactment of the Tax Cuts and Jobs Act impacting the June 30, 2018 effective rate.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first six months of 2019 was $(5,404) million, or $(51.97) per share, as compared to a net loss of $(105) million, or $(1.35) per share, in the first six months of 2018. For 2019, the increase in net loss was primarily driven by decreased revenues and the loss recognized on the early extinguishment of debt, partially offset by decreased operating expenses, loss on disposal of $384 million and the $5,449 million goodwill impairment charge.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b) Liquidity and Capital Resources

Analysis of Cash Flows

As of June 30, 2019, we had unrestricted cash and cash equivalents aggregating $267 million. Our primary source of funds during the six months ended June 30, 2019 was cash on hand, cash generated from operations, cash received from the issuance of our First Lien Notes, and borrowings on our Revolver. For the six months ended June 30, 2019, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and debt repayments.

At June 30, 2019, we had a working capital surplus of $314 million compared to a working capital deficit of $1,231 million at December 31, 2018. The primary driver for the working capital surplus was the reclassification of assets and liabilities associated with our Northwest Operations held for sale.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased $66 million to $857 million for the six months ended June 30, 2019 as compared to the corresponding period in 2018. Our operating cash flows were negatively impacted by lower revenues, which were partially offset by lower expenses. The overall decrease in operating cash flows was primarily attributable to changes in working capital accounts.

We paid $5 million in net cash taxes during each of the six months ended June 30, 2019 and June 30, 2018, respectively.

Cash Flows used by Investing Activities

Capital Expenditures

For the six months ended June 30, 2019 and 2018, our capital expenditures were $580 million and $618 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows used by Financing Activities

New Debt Issuances and Debt Reductions:

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of 8.00% First Lien Secured Notes due 2027 (the First Lien Notes). The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment with all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.50% Second Lien Secured Notes due 2026 (the Second Lien Notes). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

During the six months ended June 30, 2019, Frontier used cash on hand for the scheduled retirement of $358 million principal amount of senior indebtedness. In addition, Frontier used the proceeds from the offering of First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured term loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

During the six months ended June 30, 2018, Frontier used cash on hand for the scheduled retirement of $83 million contractual payments of principal indebtedness and open market purchases of $48 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.50% senior notes due 2020, $249 million of 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021.

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

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issues of long-term debt and $850 million of borrowing capacity under our Revolver (as reduced by our Standby Letters of Credit outstanding under the JPM Credit Agreement). As of the date of filing, we believe our operating cash flows, existing cash balances, existing revolving credit facility and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for at least the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, challenges in achieving improvement in revenue and customer trends under our transformation program, lower subsidy and switched access revenues, and the impact of economic and industry conditions may negatively affect our cash generated from operations. We have $9 million of debt maturing during the last six months of 2019, $245 million of debt maturing in 2020, and $327 million of debt maturing in 2021.

We may, from time to time, make repurchases of our debt in the open market, through tender offers, by exercising rights to redeem or prepay debt or in privately negotiated transactions. We may also undertake financing and other strategic transactions, including to refinance or restructure existing debt or exchange existing debt for newly issued debt obligations or equity securities. Approval of any such transaction would rest with our Board of Directors and would depend on market conditions, trading levels of the Company's debt from time to time, the Company's cash position, the limitations contained in our indentures and credit facilities, and other considerations. We cannot assure you if or when we will consummate any such transactions or the terms of any such transaction.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of June 30, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and less than $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of June 30, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of June 30, 2019, Frontier had borrowings of $250 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $81 million).

On March 15, 2019, Frontier used proceeds from the offering of First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under its $1,625 million senior secured Term Loan A facility, which otherwise would have matured in March 2021, as described above under “New Debt Issuances and Debt Reductions.”

In addition on March 15, 2019, Frontier amended the JPM Credit Agreement to, among other things, (i) extend the maturity date of the Revolver from February 27, 2022 to February 27, 2024 (subject to springing maturity to any tranche of our existing debt with an aggregate outstanding principal amount in excess of $500 million), (ii) increase the interest rate applicable to such revolving loans by 0.25% and (iii) make certain modifications to the debt and restricted payment covenants.

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

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of June 30, 2019, $70 million of Standby Letters of Credit had been issued under the LC Agreements and $81 million Standby Letters of Credit had been issued under the Revolver. In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced by a Letter of Credit issued under the Revolver. These Standby Letters of Credit are issued primarily in relations to supporting the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Company's workers compensation insurance programs. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Agreement.

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

As of June 30, 2019, we were in compliance with all of our indenture and credit facility covenants.

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

Indefinite-lived Intangibles

Our indefinite-lived intangibles consist primarily of goodwill, which was generated as a result of business combinations. We test for impairment of these assets annually as of December 31, or more frequently, whenever events occur, or facts and circumstances change that make it more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

In accordance with ASU 2017-04, our goodwill impairment tests consist of comparing the fair value of our reporting unit to its carrying value. To the extent that the carrying value exceeds fair value, an impairment will be recognized.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our quantitative assessment consists of using a market multiples approach to determine Frontier’s enterprise fair value. Marketplace comparisons, analyst reports and trends for other public companies within the telecommunications industry whose service offerings are comparable to ours have a range of fair value multiples between 4.1x and 7.6x of annualized expected EBITDA. At June 30, 2019, we estimated the enterprise fair value using an EBITDA multiple of 4.4x.

During 2019, the trading price of our common stock declined to historically low levels and we realized a significant deterioration in the outlook of our business. As a result, we tested goodwill for impairment as of June 30, 2019. Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded a goodwill impairment of $5,449 million for the second quarter of 2019. This impairment reflected a lower enterprise valuation driven by lower profitability as well as a reduction in the utilized market multiple from 5.3x at December 31, 2018 to 4.4x at June 30, 2019. This reflects, among other things, pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure, and the lower outlook for our industry as a whole.

The market multiples approach we use incorporates significant estimates and assumptions related to our forecasted profitability, principally revenue and operating expenses. Our assessment also includes certain qualitative factors that require significant judgment, including challenges in achieving improvements in revenue and customer trends under our transformation program, the amount and timing of other anticipated transformation benefits, and uncertainty regarding the timing and successor to the FCC’s CAF Phase II program. Alternative interpretations of these factors could have resulted in different conclusions regarding the need for, or size of, an impairment. Continued declines in our profitability, cash flows, trading price of our common stock and debt securities or lower outlook across our industry (leading possibly to the application of lower market multiples) may result in further impairment.

The enterprise fair value is sensitive to the amount of EBITDA generated by Frontier and the EBITDA multiple used in the calculation. Significant changes in the assumptions or estimates used in our impairment analyses, such as a reduction in profitability and/or cash flows, could result in a non-cash goodwill and indefinite-lived intangible asset impairment charge and materially affect our operating results. The market multiples approach is sensitive to changes in the estimated annual EBITDA. A decline in the estimated annual EBITDA of $100 million or a ten-basis point drop in the EBITDA multiple used would each result in a decline in the enterprise fair value that would result in the impairment of the remaining $276 million goodwill balance as of June 30, 2019. Sustained low trading prices for our common stock could also affect the reconciliation of our market capitalization and indicate further impairment.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of June 30, 2019.

Other than those discussed above, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On August 1, 2019, the FCC adopted a notice of proposed rulemaking to establish the Rural Digital Opportunity Fund (RDOF), the next phase of the CAF program. In the notice, the FCC proposes two auctions totaling $20.4 billion of support over ten years. In the first auction, the FCC would offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 3.9 million locations that the FCC knows do not have access to speeds of at least 25/3 Mbps based on the FCC’s current maps. Then, after the FCC is able to update its maps with more granular broadband availability information, the FCC would hold a second auction for any remaining locations with the remaining funding, at least $4.4 billion. Recognizing that the RDOF auction is unlikely to conclude before the end of the sixth year of CAF Phase II support (year-end 2020), and recognizing that CAF recipients are entitled to a seventh year of support if they are not successful in the RDOF auction, the notice asks questions about the timing of and how this seventh year of transitional support should be paid. This notice represents the first step in the Commission’s process towards adopting the RDOF, with parties having an opportunity to comment, and with the FCC having to adopt an order and multiple public notices before moving forward with an auction. While the RDOF has not been finalized, its final form could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2021.

In September 2018, Frontier filed applications to be eligible to bid in two upcoming FCC spectrum auctions—Auction 101 (28 GHz) and Auction 102 (24 GHz) and ultimately placed bids in Auction 101. Frontier won three 28 GHz licenses, two in Indiana and one in West Virginia, and the company plans to test millimeter wave fixed wireless technology with these licenses.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals. The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one piece of the Order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time. On July 10, 2019, the FCC issued an Order reinstating its original decision regarding transport that was remanded by the 8th Circuit due to lack of notice. While this Order cures the lack of notice cited by the 8th Circuit, Frontier cannot predict whether parties may again appeal the decision.

In September 2018, California network neutrality legislation was signed into law. The California legislation aims to reimpose the provisions of the FCC’s 2015 Network Neutrality decision. The Department of Justice has filed a lawsuit against California, stating that it attempts to govern interstate commerce, which is a federal matter outside the state’s jurisdiction. Four Industry Associations representing Internet Service Providers (USTelecom, CTIA, NCTA and ACA) have also filed suit. The California Attorney General has agreed to delay implementing the California law until the federal lawsuit is resolved. Frontier cannot predict the outcome of this litigation and, although Frontier’s current practices comply with the California law, the extent to which regulatory changes associated with the California law could affect revenues at this time. A number of additional states are currently considering Network Neutrality legislation during their 2019 legislative sessions.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2019, 88% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2019. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 12% of our outstanding borrowings at June 30, 2019 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $20 million of additional interest expense. Our $850 million revolving credit facility has interest rates that float with the LIBOR, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2019, the fair value of our total debt was estimated to be approximately $12.8 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.91% and our overall weighted average maturity was approximately seven years. As of June 30, 2019, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2018.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2019 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets increased from $2,348 million at December 31, 2018 to $2,621 million at June 30, 2019, an increase of $273 million, or 12%. This increase was a result of contributions of $71 million and positive investment returns (net of investment management and administrative fees) of $338 million, partially offset by benefit payments of $136 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2019, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

The adoption of ASC 842 requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for lease standard and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the second fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents. While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

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

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1A. Risk Factors

Other than the risk factors set forth below, there were no material changes from the risk factors previously disclosed in Item 1A Part I in Frontier’s Annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

In 2018, we established a transformation program with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. This program is a multi-year, comprehensive, strategic program that requires significant resources and may divert attention from ongoing operations and other strategic initiatives. We have experienced significant challenges in achieving improvements in revenue and customer trends under this transformation program and in the second quarter of 2019 significantly reduced our forecast for the long-term program results. Given the reductions in the transformation program targets, we must seek other paths to reduce expenses and/or improve revenue performance. If the transformation program or other initiatives are unsuccessful, it could have a material adverse effect on our financial position and our results of operations.

In recent years we have had a significant amount of goodwill and other intangible assets on our balance sheet. We recorded goodwill impairments in 2017, 2018 and in the second quarter of 2019, resulting in significant non-cash charges to earnings and reductions in our stockholders’ equity. We cannot assure you that our remaining goodwill or other intangible assets will not become further impaired.

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. Frontier monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other providers of communications services, our overall financial performance, the market prices for our stock, and the potential impact that changes in such circumstances might have on the valuation of Frontier’s goodwill or other intangible assets. On a quarterly basis we evaluate goodwill to assess possible triggering events which would be indicative of possible impairment. The continued decline in the share price of our common stock resulted in a triggering event in each quarter of 2017, the final three quarters of 2018 and the second quarter of 2019.

Our quantitative assessments in the third and fourth quarters of 2018 and the second and fourth quarters of 2017 indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded goodwill impairments totaling $641 million for 2018 and $2,748 million for 2017. Most recently, our quantitative assessment in the second quarter of 2019 indicated that an impairment existed, and we recorded a goodwill impairment totaling $5,449 million. This impairment was largely driven by a lower enterprise valuation utilized in our testing which reflects, among other things, pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure, and the lower outlook for our industry as a whole. If our remaining goodwill or other intangible assets are determined to be further impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would further reduce our stockholders’ equity.

PART II. OTHER INFORMATION

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

A portion of Frontier’s revenues are derived from federal and state subsidies, including support under the FCC’s CAF II program. To the extent the federal or any state government reduces such subsidies, or we are not successful in obtaining future subsidies, our operating income could be materially and adversely impacted.

A portion of Frontier’s total revenues ($378 million, or 4%, in 2018 and $395 million, or 4%, in 2017) are derived from federal and state subsidies for rural and high-cost support, that consists primarily of CAF II support, as well as Federal High Cost support and various state subsidies. Federal subsidies represented approximately 93% of subsidy revenue in 2018 and 92% in 2017, with the remainder being state subsidies. The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed. These changes transitioned the USF (Universal Service Fund), which supported voice services in high-cost areas, to the CAF (Connect America Fund), which supports broadband deployment in high-cost areas. In 2015, we accepted the FCC’s CAF Phase II offer in 29 states, which provides Frontier $332 million in annual support through 2020 in return for our commitment to make broadband available in specified locations. On August 1, 2019, the FCC adopted proposed rulemaking for the next phase of the CAF program, the Rural Digital Opportunity Fund (RDOF). While the timing and implementation of RDOF are still being developed, we expect that the program design will not be as favorable to Frontier as CAF II. We cannot predict the timing or extent to which Frontier will participate in or receive support under the proposed RDOF program and this program could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2021.

Frontier is required to contribute to the USF and the FCC allows Frontier to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $213 million of revenue in 2018 and $216 million in 2017.

Future reductions in these subsidies, the inability to replace a substantial portion of our CAF II funding, or our inability to recover USF contributions, could have a material adverse effect on our business or results of operations.

We are a highly leveraged company, facing significant operational and industry challenges, and we may be unable to repay, refinance or restructure our indebtedness, on commercially reasonable terms or at all.

We are a highly leveraged company and face significant operational and industry challenges. Pressures on our business are resulting in a continued deterioration in revenue and liquidity and there is a lower outlook for our industry as a whole. In addition, we have experienced significant challenges in achieving improvements in revenue and customer trends under our transformation program. If we do not generate sufficient cash flows from operations, or have future borrowings available under our credit facility or from other sources sufficient to enable us to make our debt payments or to fund other liquidity needs, we may need to refinance all or a portion of our indebtedness before maturity. Acceleration of these or other negative trends affecting our business, revenue and liquidity could force us to restructure our debt. We may also voluntarily refinance or restructure indebtedness as part of our commitment to reducing debt, improving our leverage profile and enhancing stakeholder value. We cannot assure you if or when we will consummate any such refinancing or restructuring transactions and any such transactions could be unsuccessful or could have a negative impact on our business, revenues or liquidity.

We may not have or be able to obtain sufficient funds to enable us to repay or refinance our debt obligations, including our senior notes and credit facilities, as they become due. Failure to repay or refinance our debt obligations on a timely basis could result in a default under the agreements governing any such debt and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, which could have serious consequences to our business financial condition and results of operations and could cause us to become bankrupt or insolvent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2019 to April 30, 2019
Employee Transactions (1)	15,117	$2.08

May 1, 2019 to May 31, 2019
Employee Transactions (1)	12,796	$2.15

June 1, 2019 to June 30, 2019
Employee Transactions (1)	-	$-

Totals April 1, 2019 to June 30, 2019
Employee Transactions (1)	27,913	$2.11

(1)Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Item 6. Exhibits

(a)	Exhibits:
2.1

Purchase Agreement, dated as of May 28, 2019, between Frontier Communications Corporation, Frontier Communications ILEC Holdings LLC and Northwest Fiber, LLC (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on May 29, 2019).*

3.1

Certificate of Designations of Series B Preferred Stock of Frontier Communications Corporation, as filed with the Secretary of State of the State of Delaware on July 1, 2019 (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2019).*

	3.2	Bylaws of Frontier Communications Corporation, as amended May 7, 2019 (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on May 9, 2019).*
4.1

Section 382 Rights Agreement, dated as of July 1, 2019, between Frontier Communications Corporation and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2019).*

	10.1	Offer of Employment Letter, dated June 7, 2019, between Frontier and Sheldon L. Bruha
	10.2	Severance Agreement, dated August 2, 2019, between Frontier and Daniel J. McCarthy
	10.3	Form of Severance Agreement for Frontier’s Senior Leadership Team
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.PRE	XBRL Taxonomy Presentation Linkbase Document.
	101.CAL	XBRL Taxonomy Calculation Linkbase Document.
	101.LAB	XBRL Taxonomy Label Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2019