Form 10-Q
period 2019-09-30
FRONTIER COMMUNICATIONS CORP
filed 2019-11-06
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2019 was 105,370,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$683	$354
Accounts receivable, less allowances of $91 and $105, respectively	654	723
Contract acquisition costs	105	107
Prepaid expenses	110	86
Assets held for sale	1,402	-
Income taxes and other current assets	55	60
Total current assets	3,009	1,330

Property, plant and equipment, net	12,973	14,187
Goodwill	-	6,383
Other intangibles, net	1,120	1,494
Other assets	459	265
Total assets	$17,561	$23,659

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$994	$814
Accounts payable	453	495
Advanced billings	227	256
Accrued other taxes	213	182
Accrued interest	294	381
Pension and other postretirement benefits	39	39
Liabilities held for sale	134	-
Other current liabilities	386	394
Total current liabilities	2,740	2,561

Deferred income taxes	580	1,109
Pension and other postretirement benefits	1,641	1,750
Other liabilities	398	281
Long-term debt	16,305	16,358

Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 105,370 and 105,536 outstanding
at September 30, 2019 and December 31, 2018, respectively)	27	27
Additional paid-in capital	4,810	4,802
Accumulated deficit	(8,411)	(2,752)
Accumulated other comprehensive loss, net of tax	(517)	(463)
Treasury common stock	(12)	(14)
Total equity (deficit)	(4,103)	1,600
Total liabilities and equity (deficit)	$17,561	$23,659

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2019	2018	2019	2018

Revenue	$1,997	$2,126	$6,165	$6,487

Operating expenses:
Network access expenses	307	353	963	1,094
Network related expenses	464	476	1,365	1,437
Selling, general and administrative expenses	445	445	1,346	1,374
Depreciation and amortization	422	471	1,360	1,462
Goodwill impairment	276	400	5,725	400
Loss on disposal of Northwest Operations	30	-	414	-
Restructuring costs and other charges	27	14	86	20
Total operating expenses	1,971	2,159	11,259	5,787

Operating income (loss)	26	(33)	(5,094)	700

Investment and other income (loss), net	(10)	3	(28)	16
Pension settlement costs	-	9	-	34
Gain (loss) on extinguishment of debt	-	(2)	(20)	31
Interest expense	382	389	1,144	1,148

Loss before income taxes	(366)	(430)	(6,286)	(435)
Income tax benefit	(21)	(4)	(537)	(11)

Net loss	(345)	(426)	(5,749)	(424)
Less: Dividends on preferred stock	-	-	-	107
Net loss attributable to
Frontier common shareholders	$(345)	$(426)	$(5,749)	$(531)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(3.31)	$(4.11)	$(55.26)	$(6.09)

Total weighted average shares outstanding
- basic and diluted	104,135	103,665	104,031	87,138

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2019	2018	2019	2018

Net loss	$(345)	$(426)	$(5,749)	$(424)
Other comprehensive income (loss), net of tax	8	(34)	25	36

Comprehensive loss	$(337)	$(460)	$(5,724)	$(388)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

($ in millions and shares in thousands)

(Unaudited)

	For the three and nine months ended September 30, 2019
							Accumulated
					Additional		Other	Treasury		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2019	-	$-	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment	-	-	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	-	-	79	(79)	-	-	-
Stock plans	-	-	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	-	-	(87)	-	-	-	(87)
Other comprehensive
income, net of tax	-	-	-	-	-	-	8	-	-	8
Balance at March 31, 2019	-	-	106,025	27	4,805	(2,749)	(534)	(718)	(14)	1,535
Stock plans	-	-	-	-	-	-	-	68	2	2
Net loss	-	-	-	-	-	(5,317)	-	-	-	(5,317)
Other comprehensive
income, net of tax	-	-	-	-	-	-	9	-	-	9
Balance at June 30, 2019	-	-	106,025	27	4,805	(8,066)	(525)	(650)	(12)	(3,771)
Stock plans	-	-	-	-	5	-	-	(5)	-	5
Net loss	-	-	-	-	-	(345)	-	-	-	(345)
Other comprehensive
income, net of tax	-	-	-	-	-	-	8	-	-	8
Balance at
September 30, 2019	-	$-	106,025	$27	$4,810	$(8,411)	$(517)	(655)	$(12)	$(4,103)

	For the three and nine months ended September 30, 2018
							Accumulated
					Additional		Other	Treasury
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2018	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Stock plans	-	-	835	-	(134)	-	-	975	136	2
Dividends on
preferred stock
($5.56 per share)	-	-	-	-	(53)	-	-	-	-	(53)
Net income	-	-	-	-	-	20	-	-	-	20
Other comprehensive
income, net of tax	-	-	-	-	-	-	(1)	-	-	(1)
Balance at March 31, 2018	19,250	-	80,367	20	4,847	(2,089)	(367)	(116)	(15)	2,396
Conversion of
preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	129	-	2	-	-	(99)	4	6
Dividends on
preferred stock
($5.56 per share)	-	-	-	-	(54)	-	-	-	-	(54)
Net income	-	-	-	-	-	(18)	-	-	-	(18)
Other comprehensive
income, net of tax	-	-	-	-	-	-	71	-	-	71
Balance at June 30, 2018	-	-	106,025	27	4,788	(2,107)	(296)	(215)	(11)	2,401
Stock plans	-	-	-	-	5	-	-	(257)	(3)	2
Net loss	-	-	-	-	-	(426)	-	-	-	(426)
Other comprehensive
loss, net of tax	-	-	-	-	-	-	(34)	-	-	(34)
Balance at
September 30, 2018	-	$-	106,025	$27	$4,793	$(2,533)	$(330)	(472)	$(14)	$1,943

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2019	2018

Cash flows provided from (used by) operating activities:
Net loss	$(5,749)	$(424)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,360	1,462
Loss (gain) on extinguishment of debt	20	(31)
Pension settlement costs	-	34
Stock-based compensation expense	10	14
Amortization of deferred financing costs	23	26
Other adjustments	2	(24)
Deferred income taxes	(541)	(12)
Goodwill impairment	5,725	400
Loss on disposal of Northwest Operations	414	-
Change in accounts receivable	17	43
Change in accounts payable and other liabilities	(153)	(239)
Change in prepaid expenses, income taxes and other assets	(25)	(40)
Net cash provided from operating activities	1,103	1,209

Cash flows provided from (used by) investing activities:
Capital expenditures	(898)	(947)
Proceeds on sale of assets	76	11
Other	2	4
Net cash used by investing activities	(820)	(932)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(2,003)	(1,997)
Proceeds from long-term debt borrowings	1,650	1,840
Proceeds from revolving debt	949	-
Repayment of revolving debt	(475)	-
Financing costs paid	(44)	(43)
Premium paid to retire debt	-	(17)
Dividends paid on preferred stock	-	(107)
Finance lease obligation payments	(26)	(30)
Other	(5)	(11)
Net cash provided from (used by) financing activities	46	(365)

Increase (Decrease) in cash, cash equivalents, and restricted cash	329	(88)
Cash, cash equivalents, and restricted cash at January 1,	404	376

Cash, cash equivalents, and restricted cash at September 30,	$733	$288

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,208	$1,266
Income tax payments, net	$5	$5

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies:

a)Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2019, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

c)Revenue Recognition:

Revenue for data & Internet services, voice services, video services and switched and non-switched access services is recognized as the service is provided. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

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

Contributions in Aid of Construction (CIAC)

It is customary for us to charge customers for certain construction activities. These activities are requested by the customer and construction charges are assessed at the beginning of a contract. When charges are incurred, a contract liability is often created, which is reduced over the term of the contract as performance obligations are satisfied. The contract liabilities are recorded in Other current liabilities and Other liabilities on our consolidated balance sheet.

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

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $60 million and $50 million, and $162 million and $160 million for the three and nine months ended September 30, 2019 and 2018, respectively, and video franchise fees, which amounted to $10 million and $11 million, and $31 million and $35 million for the three and nine months ended September 30, 2019 and 2018, respectively, that we

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

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

d)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of September 30, 2019 and December 31, 2018. This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

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

We have one operating segment (reporting unit) due to a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. The decline in our stock price, our profitability, and the outlook of our business during the second and third quarter of 2019 were triggering events that required an impairment assessment as of June 30, 2019 and September 30, 2019. Refer to Note 6.

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

g)Assets Held for Sale:

We classify assets and related liabilities as held for sale when the following criteria are met: when management has committed to a plan to sell the asset, the asset is available for immediate sale, there is an active program to locate a buyer and the sale and transfer of the asset is probable within one year. Assets and liabilities are presented separately on the Consolidated Balance Sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation and amortization for property, plant and equipment and finite-lived intangible assets, are not recorded while these assets are classified as held for sale. Assets held for sale are tested for recoverability

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

each period that they are classified as held for sale. The amounts and information in the footnotes as they are presented do not include assets and liabilities that have been reclassified as held for sale as of September 30, 2019. Refer to Note 7.

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

Video services include services provided directly to residential customers through the FiOS® and Vantage video brands, and through DISH® satellite TV services;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables provide a summary of revenues, by category:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Data and Internet services	$928	$961	$2,858	$2,919
Voice services	621	669	1,900	2,053
Video services	244	260	772	810
Other	113	141	357	416
Revenue from contracts with customers (1)	1,906	2,031	5,887	6,198
Subsidy revenue	91	95	278	289
Total revenue	$1,997	$2,126	$6,165	$6,487

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Consumer	$1,024	$1,069	$3,151	$3,292
Commercial	882	962	2,736	2,906
Revenue from contracts with customers (1)	1,906	2,031	5,887	6,198
Subsidy revenue	91	95	278	289
Total revenue	$1,997	$2,126	$6,165	$6,487

(1)Amount includes approximately $17 million and $18 million, and $52 million and $55 million of lease revenue for the three and nine months ended September 30, 2019 and 2018, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The opening and closing balances of Frontier’s contract asset and contract liability balances for the nine months ended September 30, 2019 and 2018 are as follows:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(29)	(5)	(56)	(14)
Cash received, excluding amounts
recognized as revenue	-	-	58	9
Credits granted, excluding amounts
recognized as revenue	23	1	-	-
Reclassified between Current
and NonCurrent	5	(5)	(2)	2
Reclassified to held for sale	(3)	(1)	(5)	(1)
Balance at September 30, 2019	$40	$15	$44	$18

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2018	$40	$37	$41	$19
Revenue recognized included
in opening contract balance	(38)	-	(86)	(4)
Cash received, excluding amounts
recognized as revenue	-	-	106	3
Credits granted, excluding amounts
recognized as revenue	36	-	-	-
Reclassified between Current
and NonCurrent	-	-	(10)	10
Other	-	-	(6)	-
Balance at September 30, 2018	$38	$37	$45	$28

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2019 (remaining three months)	$778
2020	1,909
2021	849
2022	385
2023	191
Thereafter	249
Total	$4,361

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2019	December 31, 2018

Retail and wholesale	$669	$745
Other	76	83
Less: Allowance for doubtful accounts	(91)	(105)
Accounts receivable, net	$654	$723

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.

Bad debt expense, which is recorded as a reduction to revenue, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Bad debt expense	$16	$21	$48	$62

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2019	December 31, 2018

Property, plant and equipment	$26,274	$27,657
Less: Accumulated depreciation	(13,301)	(13,470)
Property, plant and equipment, net	$12,973	$14,187

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

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Depreciation expense	$321	$337	$1,016	$1,025

We adopted new estimated remaining useful lives for certain plant assets as of October 1, 2018, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(6) Goodwill and Other Intangibles:

We perform impairment tests related to our goodwill annually as of December 31, or sooner if an indicator of impairment occurs. The decline in our stock price, our profitability, and the outlook of our business during the second and third quarter of 2019 were each triggering events that required an impairment assessment as of June 30, 2019 and September 30, 2019.

We use a market multiples approach to determine Frontier’s enterprise fair value for purposes of assessing goodwill for impairment. Marketplace comparisons, analyst reports and trends for other public companies within the telecommunications industry whose service offerings are comparable to ours have a range of fair value multiples between 4.1x and 7.6x of annualized expected EBITDA as adjusted for certain items. At September 30, 2019, we estimated the enterprise fair value using an EBITDA multiple of 4.4x.

Our quantitative assessment indicated that the carrying value of the enterprise exceeded its fair value as of September 30, 2019, and, therefore, an impairment existed. This impairment reflected a lower enterprise valuation driven by lower profitability. This reflects, among other things, pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure, and the lower outlook for our industry as a whole.

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

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired, noting no additional impairment was present as of September 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As a result of this assessment, we impaired the $276 million remaining balance of our goodwill during the three months ended September 30, 2019.

We recorded goodwill impairment of $5,449 million in the three-month period ended June 30, 2019, which was based on the amount that Frontier’s enterprise carrying value exceeded its fair value.  This impairment reflected a lower enterprise valuation driven by lower profitability as well as a reduction in the utilized market multiple from 5.3x at December 31, 2018 to 4.4x at June 30, 2019.

The changes in the carrying amount of goodwill, net for the nine months ended September 30, 2019 was as follows:

($ in millions)

Balance at January 1, 2019	$6,383
Reclassified as held for sale (1)	(658)
Goodwill impairment	(5,725)
Balance at September 30, 2019	$-

(1) Represents the amounts reclassified as held-for-sale related to the Company’s Northwest Operations. See Note 7.

Accumulated goodwill impairment charges were $9,154 million and $3,429 million as of September 30, 2019 and December 31, 2018.

The components of other intangibles are as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,356)	$976	$5,188	$(3,848)	$1,340
Trade name	122	-	122	122	-	122
Royalty agreement	72	(50)	22	72	(40)	32
Total other intangibles	$4,526	$(3,406)	$1,120	$5,382	$(3,888)	$1,494

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Amortization expense	$101	$134	$344	$437

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method.

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

Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by the accounting rules. The Company also separately classified the related assets and liabilities of the business as held-for-sale in its September 30, 2019 consolidated balance sheet.

As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, Frontier recorded an estimated loss on disposal of $414 million during the nine months ended September 30, 2019 in its consolidated statement of operations and a valuation allowance included in assets held for sale on its consolidated balance sheet.

The principal components of the held-for-sale assets and liabilities as of September 30, 2019 are as follows:

($ in millions)	September 30, 2019
ASSETS

Accounts receivable, less allowances of $7	$51
Prepaid expenses	2
Contract acquisition costs	10
Other current assets	3
Property, plant and equipment, net	1,021
Goodwill (1)	658
Other intangibles, net	30
Other assets	26
Valuation allowance on assets held for sale	(399)
Total assets held for sale	$1,402

LIABILITIES

Accounts payable	$10
Advanced billings	18
Accrued other taxes	13
Other current liabilities	23
Pension and other postretirement benefits (2)	30
Other liabilities	40
Total liabilities held for sale	$134

(1)The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.

(2)Excludes pension liability of $146 million, which will be fully funded upon closing. Approximately $87 million, or 60% of the pension liability will be funded through the transfer of Pension Plan assets. The remaining liability will be separately funded by Frontier at the time of closing.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2019 and December 31, 2018. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2019		December 31, 2018

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,520	$11,690	$17,400	$12,756

(

(9) Long-Term Debt:

The activity in our long-term debt from January 1, 2019 through September 30, 2019 is summarized as follows:

		For the nine months ended September 30, 2019
		Principal			Interest Rate at
	January 1,	Payments		September 30,	September 30,
($ in millions)	2019	and Retirements	New Borrowings	2019	2019*

Secured debt issued by Frontier	$5,246	$(2,130)	$2,599	$5,715	7.35%
Unsecured debt issued by Frontier	11,297	(348)	-	10,949	9.63%
Secured debt issued by subsidiaries	107	(1)	-	106	8.36%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,400	$(2,479)	$2,599	$17,520	8.76%

Less: Debt Issuance Costs	(178)			(174)
Less: Debt Discount	(50)			(47)
Less: Current Portion	(814)			(994)
Total Long-term debt	$16,358			$16,305

* Interest rate includes amortization of debt issuance costs and debt discounts. The interest rates at September 30, 2019 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additional information regarding our long-term debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019		December 31, 2018

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 3/31/2021 (1)	$-		$1,402	5.280% (Variable)
Term loan due 10/12/2021(2)	-		239	7.405% (Variable)
Revolver due 2/27/2024 (3)	749	5.043% (Variable)	275	5.280% (Variable)
Term loan due 6/15/2024 (4)	1,703	5.800% (Variable)	1,716	6.280% (Variable)
First lien notes due 4/1/2027	1,650	8.000%	-
Second lien notes due 4/1/2026	1,600	8.500%	1,600	8.500%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Equipment financings	-		1	0.000%
Total secured debt issued by Frontier	5,715		5,246

Senior notes due 3/15/2019	-		348	7.125%
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	10,949		11,297

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	7	6.154%
Total secured debt issued by subsidiaries	106		107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,520	8.522% (5)	$17,400	8.411% (5)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of September 30, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of September 30, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of September 30, 2019, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $101 million). In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced by a Letter of Credit issued under the Revolver.

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

For the nine months ended September 30, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

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

During the first nine months of 2019, Frontier recorded a loss on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

During the first nine months of 2018, Frontier recorded a gain on early extinguishment of debt of $31 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our scheduled principal payments are as follows as of September 30, 2019. This does not reflect outstanding borrowings under the Revolver.

($ in millions)	Principal payments

2019 (remaining three months)	$4
2020	$245
2021	$327
2022	$2,706
2023	$868
Thereafter	$12,621

(10) Restructuring Costs and Other Charges:

Transformation Program

During the second quarter of 2018, Frontier announced a multi-year strategic plan with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. During the three and nine months ended September 30, 2019, we incurred $9 million and $38 million, respectively, in costs directly associated with these activities.

We had retained a consulting firm to assist in executing on various aspects of the transformation program. This agreement was terminated in June 2019 and in connection therewith we made a payment in the third quarter of approximately $30 million of previously accrued expenses. We continue to pursue a reduced transformation program and expect associated expenses to be recognized as incurred. Amounts accrued in connection with the consulting arrangement are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs

Restructuring costs and other charges, consisting primarily of severance and other employee-related costs of $29 million and costs directly associated with the transformation program of $38 million, are included in “Restructuring costs and other charges” in our consolidated statement of operations for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018, restructuring costs and other charges, consisted primarily of severance and other employee-related costs of $11 million.

The following is a summary of the changes in the liabilities established for restructuring and other programs for the nine months ended September 30, 2019 which are all classified in other current liabilities:

($ in millions)

Balance at January 1, 2019	$18
Severance expense	29
Transformation costs	38
Other restructuring costs	19
Cash payments during the period	(95)
Balance at September 30, 2019	$9

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

(2)Includes $46 million of operating lease liabilities, partially offset by $14 million recognition of the current portion of deferred gains on sale of property to accumulated deficit.

(3)Includes $168 million of operating lease liabilities, partially offset by $1 million recognition of deferred gains on sale of property to accumulated deficit and $9 million of deferred rent reclassified to Operating Right-of-use assets.

(4)Represents the tax effect of the recognition of $15 million in deferred gains on sale of property to accumulated deficit.

(5)Includes the recognition of $15 million in deferred gains on the sale of property, partially offset by $4 million tax impact on the recognition of the gain.

The components of lease cost are as follows:

	For the three months ended	For the nine months ended
($ in millions)	September 30, 2019	September 30, 2019

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$3	$9
Interest on lease liabilities	3	11
Finance lease cost	6	20

Operating lease cost (1)	19	56

Sublease income	(2)	(9)

Total Lease cost	$23	$67

(1)Includes short-term lease cost of $0 and $2 million and variable lease cost of $1 million and $5 million for the three and nine months ended September 30, 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental balance sheet information related to leases is as follows:

($ in millions)	September 30, 2019

Operating right-of-use assets	$196	(1)
Finance right-of-use assets	$170	(2)

Operating lease liabilities	$203	(3)
Finance lease liabilities	$161	(4)

Operating leases:
Weighted-average remaining lease term	7.61	years
Weighted-average discount rate	8.26%

Finance leases:
Weighted-average remaining lease term	8.86	years
Weighted-average discount rate	7.97%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our September 30, 2019 consolidated balance sheet.

(3)This amount represents $44 million and $159 million included in other current liabilities and other liabilities, respectively, on our September 30, 2019 consolidated balance sheet.

(4)This amount represents $28 million and $133 million included in other current liabilities and other liabilities, respectively, on our September 30, 2019 consolidated balance sheet.

Supplemental cash flow information related to leases is as follows:

For the nine months ended
($ in millions)	September 30, 2019

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$52
Operating cash flows used by operating leases	$(53)
Operating cash flows used by finance leases	$(11)
Financing cash flows used by finance leases	$(26)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$26
Finance leases	$28

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following represents a maturity analysis for our operating and finance lease liabilities as of September 30, 2019:

	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2019 (remaining three months)	$12	$11
2020	44	35
2021	38	31
2022	36	26
2023	33	22
Thereafter	106	104
Total lease payments	269	229
Less: imputed interest	(66)	(68)
Present value of lease liabilities	$203	$161

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

For the three and nine months ended September 30, 2019, Frontier, as a lessor, recognized revenue of $17 million and $52 million, respectively.

The following represents a maturity analysis for our future operating lease payments from customers as of September 30, 2019:

Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2019 (remaining three months)	$3
2020	10
2021	10
2022	10
2023	10
Thereafter	8
Total lease payments from customers	$51

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10)

(12) Investment and Other Income (Loss):

The following is a summary of the components of Investment and Other Income (loss) for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2019	2018	2019	2018

Interest and dividend income	$2	$2	$6	$5
Pension and OPEB benefit (costs)	(12)	2	(34)	12
All other, net	-	(1)	-	(1)
Total investment and other income (loss), net	$(10)	$3	$(28)	$16

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2019	2018	2019	2018

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	(0.7)	0.8	1.3	0.4
Remeasurement of certain deferred tax balances	-	-	-	0.9
Tax reserve adjustment	(0.1)	0.5	-	0.5
Changes in certain deferred tax balances	(0.6)	(10.4)	(1.8)	(8.6)
Goodwill impairment	(15.9)	(10.4)	(10.7)	(10.3)
Loss on disposal of Northwest Operations	1.8	-	(1.2)	-
Shared-based payments	-	-	(0.1)	(0.8)
Federal research and development tax credit	0.3	(1.0)	-	(1.0)
All other, net	(0.2)	0.4	-	0.4
Effective tax rate	5.6%	0.9%	8.5%	2.5%

As of September 30, 2019, amounts pertaining to expected income tax refunds of $2 million and $2 million are included in “Income taxes and other current assets” and “Other assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the third quarter of 2019, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $141 million ($113 million net of federal benefit) has been recorded for the nine months ended September 30, 2019, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.” The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

(14) Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions and shares in thousands, except per share amounts)	2019	2018	2019	2018

Net loss used for basic and diluted loss
per share:
Total basic net loss
attributable to Frontier common shareholders	$(345)	$(426)	$(5,749)	$(531)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(345)	$(426)	$(5,749)	$(531)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	105,372	105,740	105,375	88,997
Less: Weighted average unvested restricted stock awards	(1,237)	(2,075)	(1,344)	(1,859)
Total weighted average shares outstanding - basic	104,135	103,665	104,031	87,138

Basic net loss per share
attributable to Frontier common shareholders	$(3.31)	$(4.11)	$(55.26)	$(6.09)

Diluted loss per share:
Total weighted average shares outstanding - basic	104,135	103,665	104,031	87,138
Effect of dilutive stock units	-	-	-	-
Total weighted average shares outstanding - diluted	104,135	103,665	104,031	87,138

Diluted net loss per share
attributable to Frontier common shareholders	$(3.31)	$(4.11)	$(55.26)	$(6.09)

In calculating diluted net loss per common share for the three and nine months ended September 30, 2019 and 2018, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and nine months ended September 30, 2019 and 2018, previously granted options to purchase 1,344 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Units

At September 30, 2019 and 2018, we had 339,544 and 299,827 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the three and nine months ended September 30, 2019 and 2018 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

(15) Stock Plans:

At September 30, 2019, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At September 30, 2019, there were approximately 5,667,000 shares authorized for grant and approximately 2,801,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP, the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

As of January 1, 2019, we had 497,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP). The following summary presents information regarding LTIP target performance shares as of September 30, 2019 and changes during the nine months then ended with regard to LTIP shares awarded under the 2013 EIP and the 2017 EIP:

Number of
Shares
(in thousands)
Balance at January 1, 2019	497
LTIP target performance shares granted, net	-
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(20)
Balance at September 30, 2019	436

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the nine months ended September 30, 2019 and 2018, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $3 million for the LTIP.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock

The following summary presents information regarding unvested restricted stock as of September 30, 2019 and changes during the nine months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2019	1,858	$16.02	$4
Restricted stock granted	105	$2.00	$-
Restricted stock vested	(711)	$21.78	$(1)
Restricted stock forfeited	(19)	$32.44
Balance at September 30, 2019	1,233	$11.26	$1

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2019 was $8 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $7 million and $10 million for the nine month periods ended September 30, 2019 and 2018, respectively, has been recorded in connection with these grants.

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

The components of accumulated other comprehensive income (loss), net of tax at September 30, 2019 and 2018, and changes for the nine month periods then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (1)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	31	(6)	25
Net current-period other comprehensive
income (loss)	31	(6)	25
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at September 30, 2019 (1)	$(541)	$24	$(517)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2018 (1)	$(345)	$(21)	$(366)
Other comprehensive income (loss)
before reclassifications	1	1	2
Amounts reclassified from accumulated other
comprehensive loss to net loss	38	(4)	34
Net current-period other comprehensive
income (loss)	39	(3)	36
Balance at September 30, 2018 (1)	$(306)	$(24)	$(330)

(1)Pension and OPEB amounts are net of tax of $250 million and $223 million as of January 1, 2019 and 2018, respectively and $163 million and $206 million as of September 30, 2019 and 2018, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss for the three and nine month periods then ended September 30, 2019 and 2018 are as follows:

	Amount Reclassified from
	Accumulated Other Comprehensive Loss (1)
($ in millions)
					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Loss
Comprehensive Loss Components	2019	2018	2019	2018	is Presented
Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(14)	$(4)	$(42)	$(17)
Pension settlement costs	-	(9)	-	(34)
	(14)	(13)	(42)	(51)	Loss before income taxes
Tax impact	4	2	11	13	Income tax benefit
	$(10)	$(11)	$(31)	$(38)	Net loss

Amortization of OPEB Cost Items (2)
Prior-service costs	$3	$1	$7	$6
Actuarial gains (losses)	(1)	-	1	(1)
	2	1	8	5	Loss before income taxes
Tax impact	-	-	(2)	(1)	Income tax benefit
	$2	$1	$6	$4	Net loss

(1) Amounts in parentheses indicate losses.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(17) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2019	2018	2019	2018

Components of total pension benefit cost
Service cost	$21	$22	$63	$70
Interest cost on projected benefit obligation	33	31	98	91
Expected return on plan assets	(43)	(45)	(129)	(143)
Amortization of unrecognized loss	14	4	42	17
Net periodic pension benefit cost	$25	$12	$74	$35
Pension settlement costs	-	9	-	34
Total pension benefit cost	$25	$21	$74	$69

	Postretirement Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2019	2018	2019	2018

Components of net periodic postretirement benefit cost
Service cost	$4	$5	$14	$16
Interest cost on projected benefit obligation	10	9	31	28
Amortization of prior service cost (credit)	(3)	(1)	(7)	(6)
Amortization of unrecognized (gain) loss	1	-	(1)	1
Net periodic postretirement benefit cost	$12	$13	$37	$39

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

During the first nine months of 2019 and 2018, we capitalized $18 million and $20 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Our Pension Plan assets increased from $2,348 million at December 31, 2018 to $2,670 million at September 30, 2019, an increase of $322 million, or 14%. This increase was a result of contributions of $129 million and positive investment returns (net of investment management and administrative fees) of $404 million, partially offset by benefit payments of $211 million.

Required pension plan contributions for the full year 2019 are estimated to be $166 million, of which $129 million was contributed to the Plan during the first nine months of 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(18) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide support for broadband in high cost unserved or underserved areas. This program provides $332 million in annual support, including $19 million in annual support related to the Northwest Operations, through 2020 to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term, we will be required to return a portion of the funds previously received.

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

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. Frontier filed an opposition to the motion for leave to amend, and the motion remains pending. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents. Sprint has asserted these claims against other broadband providers and obtained significant judgements and settlements. While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

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

•our ability to successfully implement strategic initiatives, including opportunities to enhance revenue and realize productivity improvements;

•Frontier’s ability to repay or refinance its debt through, among other things, accessing the capital markets, notes repurchases and/or redemptions, tender offers and exchange offers;

•adverse changes in the ratings given to Frontier’s debt securities by nationally accredited ratings organizations;

•covenants in Frontier’s indentures and credit agreements that may limit Frontier’s operational and financial flexibility as well as its ability to access the capital markets in the future;

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

•our ability to secure, continue to use or renew intellectual property and other licenses used in our business;

•our ability to hire or retain key personnel;

•our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all, including our ability to consummate the pending sale of our Northwest Operations;

•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service and vendor requirements and cash paid for income taxes and liquidity;

•our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•our ability to comply with applicable federal and state consumer protection requirements;

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

•the effects of changes in accounting policies or practices including the impact of potential future impairment charges with respect to our intangible assets or additional losses on assets held for sale;

•the effects of increased medical expenses and pension and postemployment expenses;

•our ability to successfully renegotiate union contracts;

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2019 and beyond;

•the effects of changes in both general and local economic conditions in the markets that we serve; and

•the risks and other factors contained in our most recent Form 10-K, Form 10-Q for the quarter ended June 30, 2019, and other filings with the SEC.

Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report. You should consider these important factors in evaluating any statement in this report or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements and do not undertake to do so.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.2 million customers, 3.6 million broadband subscribers and approximately 19,100 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

During the second quarter of 2019, Frontier announced the planned sale of its operations and all associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain adjustments for working capital and certain pension and retiree medical liabilities. Revenues for the Northwest Operations represented approximately 7% of consolidated sales for each of the three and nine months ended September 30, 2019, respectively. The sale is expected to close during the first half of 2020, subject to customary closing conditions including regulatory approvals.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(a)Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	September 30, 2019	December 31, 2018	% Increase (Decrease)	September 30, 2018	% Increase (Decrease)

Customers (in thousands)	4,193	4,471	(6)%	4,574	(8)%

Consumer customer metrics
Customers (in thousands)	3,812	4,060	(6)%	4,152	(8)%
Net customer additions (losses)	(90)	(92)	(2)%	(86)	5%
Average monthly consumer
revenue per customer	$88.45	$88.37	0%	$84.92	4%
Customer monthly churn	2.24%	1.94%	15%	2.03%	10%

Commercial customer metrics
Customers (in thousands)	381	411	(7)%	422	(10)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,555	3,735	(5)%	3,802	(6)%
Net subscriber additions (losses)	(71)	(67)	6%	(61)	16%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	698	838	(17)%	873	(20)%
Net subscriber additions (losses)	(40)	(35)	14%	(29)	38%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	181	205	(12)%	211	(14)%
Net subscriber additions (losses)	(9)	(6)	50%	(8)	13%

Employees	19,132	21,173	(10)%	21,375	(10)%

	As of or for the nine months ended
	September 30, 2019	September 30, 2018	% Increase (Decrease)
Consumer customer metrics
Average monthly consumer
revenue per customer	$88.79	$85.54	4%
Customer monthly churn	2.12%	2.03%	4%

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets. As of September 30, 2019, 58% of our consumer broadband customers subscribed to at least one other service offering.

We had approximately 3.8 million and 4.2 million total consumer customers as of September 30, 2019 and 2018, respectively. Our consumer customer churn was 2.24% and 2.12%, for the three and nine months ended September 30, 2019, compared to 2.03% for both the three and nine months ended September 30, 2018 and 2.14% and 2.07% for the three and six months ended June 30, 2019. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased to $88.45 and $88.79 for the three and nine months ended September 30, 2019, respectively. The overall increase in consumer ARPC from September 30, 2018 is primarily a result of consumer, broadband, and video pricing initiatives that were implemented in 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We had approximately 381,000 and 422,000 total commercial customers as of September 30, 2019 and 2018, respectively. We lost approximately 9,000 and 30,000 commercial customers during the three and nine months ended September 30, 2019 compared to a loss of 8,000 and 31,000 commercial customers, respectively, for the three and nine months ended September 30, 2018, and a loss of 10,000 commercial customers for the second quarter of 2019. Our Ethernet product revenue from our SME (small business, medium business and larger enterprise customers) and carrier customers has grown by 7% during the third quarter of 2019, compared to the prior year period, and remained relatively flat compared to the second quarter of 2019.

We had approximately 3.6 million and 3.8 million broadband subscribers as of September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, we lost approximately 71,000 and 180,000 net broadband subscribers, respectively, compared to a loss of 61,000 and 136,000 net broadband subscribers, respectively for the three and nine months ended September 30, 2018, and a loss of 71,000 for the second quarter of 2019.

We offer video services under the FiOS® brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the VantageTM brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with DISH® in all our markets. For the three and nine months ended September 30, 2019, we lost approximately 49,000 and 164,000, respectively, net video subscribers across all markets. At September 30, 2019, we had 698,000 video subscribers that are served with FiOS® or Vantage video service. In addition to our video subscribers, we have approximately 181,000 DISH® satellite video customers.

REVENUE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$928	$961	$(33)	(3)%
Voice services	621	669	(48)	(7)%
Video services	244	260	(16)	(6)%
Other	113	141	(28)	(20)%
Revenue from contracts with customers (1)	1,906	2,031	(125)	(6)%
Subsidy revenue	91	95	(4)	(4)%
Total revenue	$1,997	$2,126	$(129)	(6)%

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$1,024	$1,069	$(45)	(4)%
Commercial	882	962	(80)	(8)%
Revenue from contracts with customers (1)	1,906	2,031	(125)	(6)%
Subsidy revenue	91	95	(4)	(4)%
Total revenue	$1,997	$2,126	$(129)	(6)%

(1)Includes $17 million and $18 million of lease revenue for the three months ended September 30, 2019 and 2018, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$2,858	$2,919	$(61)	(2)%
Voice services	1,900	2,053	(153)	(7)%
Video services	772	810	(38)	(5)%
Other	357	416	(59)	(14)%
Revenue from contracts with customers (1)	5,887	6,198	(311)	(5)%
Subsidy revenue	278	289	(11)	(4)%
Total revenue	$6,165	$6,487	$(322)	(5)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$3,151	$3,292	$(141)	(4)%
Commercial	2,736	2,906	(170)	(6)%
Revenue from contracts with customers (1)	5,887	6,198	(311)	(5)%
Subsidy revenue	278	289	(11)	(4)%
Total revenue	$6,165	$6,487	$(322)	(5)%

(1)Includes $52 million and $55 million of lease revenue for the nine months ended September 30, 2019 and 2018, respectively.

Revenue

We generate revenue primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The decrease in consolidated total revenue for the nine months ended September 30, 2019 was primarily due to fewer customers, partially offset by improved consumer ARPC.

The decrease in consolidated customer revenue of $125 million for the three months ended September 30, 2019 consisted of decreases of $45 million and $80 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consolidated customer revenue of $311 million for the nine months ended September 30, 2019 consisted of decreases of $141 million and $170 million of consumer customer revenue and commercial customer revenue, respectively. The decrease in consolidated consumer customer revenue for the quarter was primarily due to decreases in voice services, and to a lesser extent video services, partially offset by a slight increase in data and Internet services revenue. We have experienced declines in the number of traditional voice customers, video and data and internet customers, as a result of competition and the availability of substitutes, a trend we expect to continue. This was partially offset by improved ARPC for consumer customers. The decrease in consolidated commercial customer revenue for the quarter was driven primarily by decreases in data and internet as well as voice services.  The declines in data and internet services included increases to our accounts receivable reserves for wholesale billing disputes as well as lower wireless backhaul revenue.

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

For the three and nine months ended September 30, 2019, the decrease in Consolidated data and Internet services revenue consisted of a decrease of $32 million and $49 million, respectively, for consolidated nonswitched access services and a decrease of $1 million and $12 million, respectively, for consolidated data services. The decrease in nonswitched access services was primarily driven by a migration of our carrier customers to lower price ethernet and increases to our accounts receivable reserves for wholesale billing disputes of $17 million.

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease in voice services revenue for the three and nine months ended September 30, 2019, was primarily driven by the continued net loss of voice customers.

Video Services

Video services include revenue generated from services provided directly to consumer customers through the FiOS® video and Vantage video brands, and through DISH® satellite TV services.

The decrease in video services revenue for the three and nine months ended September 30, 2019, was primarily driven by a net decrease in the total number of video subscribers.

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

The decrease in other revenue for the three and nine months ended September 30, 2019 was primarily driven by a decrease in switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses and activation associated fees.

Subsidy

Subsidy and other regulatory revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$307	$353	$(46)	(13)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$963	$1,094	$(131)	(12)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decrease in network access expenses for the three and nine months ended September 30, 2019 was primarily driven by lower video content costs as a result of a decline in video customers and decreased certain promotional costs.

NETWORK RELATED EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$464	$476	$(12)	(3)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$1,365	$1,437	$(72)	(5)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses for the three and nine months ended September 30, 2019 was primarily driven by decreased compensation costs related to lower employee headcount and decreased network services cost, and lower costs as a result of our Transformation program.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$445	$445	$-	-%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$1,346	$1,374	$(28)	(2)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

For the three months ended September 30, 2019, SG&A expense remained primarily flat. The decrease in SG&A expenses for the nine months ended September 30, 2019 primarily related to decreased outside service, warehousing and supplies cost and lower compensation costs related to lower employee headcount, partially offset by increased facilities costs.

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2019	2018	2019	2018

Total pension/OPEB
service costs	$25	$27	$77	$86
Less: costs capitalized into
capital expenditures	(5)	(6)	(18)	(20)
Net pension/OPEB costs	$20	$21	$59	$66

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$321	$337	$(16)	(5)%
Amortization expense	101	134	(33)	(25)%
Depreciation and
Amortization expense	$422	$471	$(49)	(10)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$1,016	$1,025	$(9)	(1)%
Amortization expense	344	437	(93)	(21)%
Depreciation and
Amortization expense	$1,360	$1,462	$(102)	(7)%

The decrease in depreciation expense for the three and nine months ended September 30, 2019 was primarily driven by ceased depreciation on property, plant, and equipment classified as assets held for sale in connection with the planned sale of our Northwest Operations.

The decrease in amortization expense for the three and nine months ended September 30, 2019 was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

GOODWILL IMPAIRMENT

As a result of the continued decline in our stock price, profitability, and the outlook of our business during the third quarter of 2019, we tested goodwill for impairment as of June 30, 2019 and September 30, 2019. In performing these tests, the determination of Frontier’s enterprise fair value as of September 30, 2019 was negatively impacted by our outlook for lower profitability. This was driven by several factors, including pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation program, the long-term sustainability of our capital structure and lower outlook for our industry as a whole. Frontier’s enterprise carrying value was higher than its fair value resulting in goodwill impairment of $276 million and $5,725 million for the three and nine months ended September 30, 2019.

LOSS ON PLANNED DISPOSAL OF NORTHWEST OPERATIONS

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on planned disposal of $414 million during the nine months ended September 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and
other charges	$27	$14	$13	NM

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and
other charges	$86	$20	$66	NM

NM - Not meaningful

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions. During the three and nine months ended September 30, 2019, we incurred $18 million and $48 million, respectively, in costs directly associated with these activities.

In addition, costs related to our transformation program are included in Restructuring and other charges. During the three and nine months ended September 30, 2019, we incurred $9 million and $38 million, respectively, in costs directly associated with the transformation program.

Restructuring costs and other charges increased for the three and nine months ended September 30, 2019 compared to the same period in 2018 primarily due to an increase in the number of severed employees and the addition of transformation costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(10)	$3	$(13)	NM
Pension settlement	$-	$9	$(9)	(100)%
Gain (loss) on extinguishment of debt	$-	$(2)	$2	(100)%
Interest expense	$382	$389	$(7)	(2)%
Income tax benefit	$(21)	$(4)	$(17)	425%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(28)	$16	$(44)	NM
Pension settlement	$-	$34	$(34)	(100)%
Gain (loss) on extinguishment of debt	$(20)	$31	$(51)	(165)%
Interest expense	$1,144	$1,148	$(4)	(0)%
Income tax benefit	$(537)	$(11)	$(526)	NM

NM - Not meaningful

Investment and other income (loss), net

Investment and other income (loss), net for the nine months ended September 30, 2019 included $34 million of non-operating pension and OPEB expense and the nine months ended September 30, 2018 included $12 million of non-operating pension and OPEB income.

Pension settlement

Frontier recognized non-cash settlement charges of $34 million during the first nine months of 2018. The non-cash charge accelerated the recognition of a portion of previously unrecognized actuarial losses in the Pension Plan. No settlement charges have been recognized during the first nine months of 2019.

Gain (loss) on extinguishment of debt

During the nine months ended September 30, 2019, Frontier recorded a loss on early extinguishment of debt of $20 million, driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement. Frontier recorded a gain on early extinguishment of debt of $31 million for the nine months ended September 30, 2018 driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and wrote-off of unamortized original issuance costs.

Interest expense

Interest expense for the nine months ended September 30, 2019 remained relatively flat as compared to the nine months ended September 30, 2018. Our composite average borrowing rate as of September 30, 2019 and 2018 was 8.76% and 8.64%, respectively.

Income tax benefit

For the nine months ended September 30, 2019, Frontier recorded income tax benefit of $(537) million on the pre-tax loss of $(6,286) million. The tax benefit was primarily driven by the tax impact of the goodwill impairment partially offset by recording a valuation allowance on certain deferred tax assets. The effective tax rates on our pretax loss for the nine months ended September 30, 2019 was 8.5% compared with 2.5% for the pretax loss for the nine months ended September 30, 2018.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first nine months of 2019 was $(5,749) million, or $(55.26) per share, as compared to a net loss of $(531) million, or $(6.09) per share, in the first nine months of 2018. For 2019, the increase in net loss was primarily driven by decreased revenues of $322 million, loss on disposal of $414 million, and the $5,725 million goodwill impairment charge, partially offset by decreased Network related, Selling, general, and administrative, and other operating expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b) Liquidity and Capital Resources

Analysis of Cash Flows

As of September 30, 2019, we had unrestricted cash and cash equivalents aggregating $683 million. Our primary source of funds during the nine months ended September 30, 2019 was cash on hand, cash generated from operations, cash received from the issuance of our First Lien Notes, and borrowings on our Revolver. For the nine months ended September 30, 2019, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and debt repayments.

At September 30, 2019, we had a working capital surplus of $269 million compared to a working capital deficit of $1,231 million at December 31, 2018. The primary driver for the working capital surplus at September 30, 2019, was the reclassification of assets and liabilities associated with our Northwest Operations held for sale from long term to current.

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased $106 million to $1,103 million for the nine months ended September 30, 2019 as compared to the corresponding period in 2018. The overall decrease in operating cash flows was primarily attributable to decreased profitability.

We paid $5 million in net cash taxes during each of the nine months ended September 30, 2019 and September 30, 2018.

Cash Flows from Investing Activities

Capital Expenditures

For the nine months ended September 30, 2019 and 2018, our capital expenditures were $898 million and $947 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

Cash Flows from Financing Activities

New Debt Issuances and Debt Reductions:

On March 15, 2019, we completed a private offering of $1,650 million aggregate principal amount of 8.00% First Lien Secured Notes due 2027 (the First Lien Notes). The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment with all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

On March 19, 2018, we completed a private offering of $1,600 million aggregate principal amount of 8.50% Second Lien Secured Notes due 2026 (the Second Lien Notes). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantees are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

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

During the nine months ended September 30, 2019, Frontier used cash on hand for the scheduled retirement of $363 million principal amount of senior indebtedness. In addition, Frontier used the proceeds from the offering of First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured term loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

During the nine months ended September 30, 2018, Frontier used cash on hand for the scheduled retirement of $115 million contractual payments of principal indebtedness and open market purchases of $61 million of 8.125% senior notes due 2018. Additionally, Frontier used cash proceeds from the $1,600 million Second Lien Notes offering and cash on hand to retire an aggregate principal amount of $1,651 million senior unsecured notes prior to maturity, consisting of $447 million of 8.50% senior notes due 2020, $249 million of 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021.

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

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash on hand, cash generated from operations, and proceeds from debt borrowings, including issues of long-term debt and $850 million of borrowing capacity under our Revolver (as reduced by our Standby Letters of Credit outstanding under the JPM Credit Agreement). As of the date of filing, we believe our operating cash flows, existing cash balances, and access to the capital markets, as necessary, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for at least the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, challenges in achieving improvement in revenue and customer trends under our transformation program, lower subsidy and switched access revenues, and the impact of economic and industry conditions may negatively affect our cash generated from operations. We have $4 million of debt maturing during the last three months of 2019, $245 million of debt maturing in 2020, and $327 million of debt maturing in 2021.

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

Frontier expects to close the sale for our Northwest Operations in the first half of 2020. Upon closing, Frontier will receive cash proceeds of $1,352 million subject to certain closing adjustments including approximately $60 million related to the deficit for the pension assets and liabilities transferring as part of the sale.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured term loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of September 30, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and less than $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of September 30, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of September 30, 2019, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $101 million).

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

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch and Bank of Tokyo – Mitsubishi UFJ, LTD. (the LC Agreements). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of September 30, 2019, $50 million of Standby Letters of Credit had been issued under the LC Agreements and $101 million Standby Letters of Credit had been issued under the Revolver. In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

by a Letter of Credit issued under the Revolver. These Standby Letters of Credit are issued primarily in relations to supporting the Company's workers compensation insurance programs. Borrowings under the LC Agreements are secured by a security package identical to those contained in the JPM Credit Agreement.

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

As of September 30, 2019, we were in compliance with all of our indenture and credit facility covenants.

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

Future Commitments

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support through 2020, including $19 million in annual support related to the Northwest Operations, to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across some of the 29 states where we operate.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, other than those described in Part 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the six months ended June 30, 2019.

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

On August 1, 2019, the FCC adopted a notice of proposed rulemaking to establish the Rural Digital Opportunity Fund (RDOF), the next phase of the CAF program. In the notice, the FCC proposes two auctions totaling $20.4 billion of support over ten years. In the first auction, the FCC would offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 3.9 million locations that the FCC knows do not have access to speeds of at least 25/3 Mbps based on the FCC’s current maps. Then, after the FCC is able to update its maps with more granular broadband availability information, the FCC would hold a second auction for any remaining locations with the remaining funding, at least $4.4 billion. Recognizing that the RDOF auction is unlikely to conclude before the end of the sixth year of CAF Phase II support (year-end 2020), and recognizing that CAF recipients are entitled to a seventh year of support if they are not successful in the RDOF auction, the notice asks questions about the timing of and how this seventh year of transitional support should be paid. This notice represents the first step in the Commission’s process towards adopting the RDOF. Several parties, including Frontier, have filed comments in this proceeding. The FCC must review all filed reply comments and adopt an order and multiple public notices before moving forward with an auction. While the RDOF has not been finalized, its final form could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2021.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to have these services regulated. The test resulted in deregulation of these services in a substantial number of our markets and is allowing Frontier to offer these services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the Order in the 8th Circuit Court of Appeals. The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one piece of the Order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. On July 10, 2019, the FCC issued an Order reinstating its original decision regarding transport that was remanded by the 8th Circuit. While this Order cures the lack of notice cited by the 8th Circuit, Frontier cannot predict whether parties may again appeal the decision or the extent to which these changes could affect revenues at this time.

On September 25, 2019, the FCC released an order scheduling its CBRS (3.5 GHz) auction, in which the FCC will auction 7 blocks of 10 MHz TDD per county, or 22,631 licenses nationwide, to begin on June 25, 2020. Frontier is evaluating whether to participate in this auction.

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

On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.”  However, the Court invalidated the FCC’s preemption of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. We anticipate that this ruling will be appealed.  California’s network neutrality provisions will remain on hold until all appeals of this case have been exhausted.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2019, 86% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2019. We believe that our currently outstanding obligation exposure to interest rate changes is minimal. Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 14% of our outstanding borrowings at September 30, 2019 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $25 million of additional interest expense. Our $850 million revolving credit facility has interest rates that float with the LIBOR, as defined. Consequently, we have limited material future earnings or cash flow exposures from changes in interest rates on our debt. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2019, the fair value of our total debt was estimated to be approximately $11.7 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.76% and our overall weighted average maturity was approximately seven years. As of September 30, 2019, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2018.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2019 is limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets increased from $2,348 million at December 31, 2018 to $2,670 million at September 30, 2019, an increase of $322 million, or 14%. This increase was a result of contributions of $129 million and positive investment returns (net of investment management and administrative fees) of $404 million, partially offset by benefit payments of $211 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2019, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

The adoption of ASC 842 requires the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for lease standard and related disclosures. Other than the above noted change, there have been no changes in our internal control over financial reporting identified in an evaluation thereof that occurred during the third fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. Frontier filed an opposition to the motion for leave to amend, and the motion remains pending. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

We are currently defending an intellectual property lawsuit initiated by Sprint Communications which alleges that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents. Sprint has asserted these claims against other broadband providers and obtained significant judgements and settlements. While we intend to defend this lawsuit vigorously, we cannot at this time predict the outcome of this lawsuit or reasonably estimate a possible range of loss.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018, other than those Risk Factors described in Part 2, Item 1A “Risk Factors” in our Quarterly Report on form 10-Q for the six month period ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2019 to July 31, 2019
Employee Transactions (1)	2,207	$1.55

August 1, 2019 to August 31, 2019
Employee Transactions (1)	-	$-

September 1, 2019 to September 30, 2019
Employee Transactions (1)	509	$1.14

Totals July 1, 2019 to September 30, 2019
Employee Transactions (1)	2,716	$1.47

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 6, 2019