Form 10-K
period 2019-12-31
FRONTIER COMMUNICATIONS CORP
filed 2020-03-31
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission file number 001-11001

FRONTIER COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share	FTR	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	N/A	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated Filer ☐
Smaller Reporting Company ☒            Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 was $181,402,000 based on the closing price of $1.75 per share on June 28, 2019. The number of shares outstanding of the registrant’s common stock as of March 27, 2020 was 104,987,947.

DOCUMENT INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from a Form 10K/A to be filed with the Securities and Exchange Commission.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “we,” “us” or “our” shall refer to Frontier Communications Corporation, and following the Restructuring, the Reorganized Company.

Item 1.	Business

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.1 million customers, 3.5 million broadband subscribers and 18,300 employees, operating in 29 states.

In May 2019, Frontier entered into a definitive agreement to sell its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain closing adjustments, including adjustments for working capital and certain pension and retiree medical liabilities. The sale is expected to close during the first half of 2020, subject to customary closing conditions. In connection with the sale, Frontier has entered into a transition services agreement with the purchaser to provide various network and support services for a minimum of six months following the transaction closing. Approximately 1,000 employees will transition upon the closing of the sale. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue for the year ended December 31, 2019.

Frontier’s Service Territories
(Service territories indicated in red below represent the Northwest Operations)

Recent Developments

Restructuring

The Company engaged in discussions with certain holders of the Company’s unsecured notes that executed confidentiality agreements with the Company (the Unsecured Noteholders) with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the Company Parties). The Restructuring is currently expected to be effected pursuant to a plan of reorganization (Plan) to be filed in cases commenced under chapter 11 (Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code). Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, among others, create substantial doubt about Frontier’s ability to continue as a going concern.

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring” and Note 23 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2019.

Deferral of Interest Payment to Holders of Certain Senior Unsecured Notes

As of December 31, 2019, the Company had outstanding $55 million aggregate principal amount of 8.875% notes due 2020 (the 2020 notes), $2,188 million aggregate principal amount of 10.500% notes due 2022 (the 2022 notes), $3,600 million aggregate principal amount of 11.000% notes due 2025 (the 2025 notes) and $220 million aggregate principal amount of 6.25% notes due 2021 (collectively with the 2020 notes, the 2022 notes and the 2025 notes, the deferred payment senior notes).

On March 16, 2020, we deferred making $322 million in scheduled interest payments due on the deferred payment senior notes and a 60-day grace period commenced under the indentures governing the deferred payment senior notes. We elected to enter into the grace period in order to collaborate with certain Unsecured Noteholders regarding the Restructuring.

The Company has also elected to defer making scheduled interest payments due on April 1, 2020 with respect to certain of its debentures.

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity—We have elected to defer making interest payments in respect of certain of our senior notes and debentures, which may lead to default under our debt arrangements and which could materially adversely affect our business, operating results and financial condition,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments—Going Concern” and "Item 9B Other Information."

Noncompliance with Nasdaq’s Minimum Bid Price Requirement

On December 16, 2019, the Company was notified by The Nasdaq Stock Market (Nasdaq) that it was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days.

Under Nasdaq’s rules, the notification of noncompliance had no immediate effect on the listing or trading of Frontier’s common stock on the Nasdaq Global Select Market under the symbol “FTR”. Under Nasdaq’s rules, we were given 180 days, or until June 15, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of Frontier’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the 180-day grace period. Failure to regain compliance during this period could result in delisting. Since we received the notification, our share price has continued to consistently trade under $1.00.

See “Risk Factors—Risks Related to Our Common Stock—If we fail to regain and maintain compliance with the continued listing standards of Nasdaq, or if we file for protection under the federal bankruptcy laws, our common stock may be delisted and have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.” for more information on the potential delisting of our common stock and the risks related thereto.

Our Customers

We conduct business with both consumer and commercial customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consumer
We provide broadband, video, voice and other services and products to our consumer customers. We deliver these services generally over a combination of fiber and copper-based networks.

Commercial (small and medium businesses and larger enterprise customers (SME) as well as wholesale customers)
We provide a broad range of services to our SME customers, including broadband service, ethernet service, traditional circuit-based services, software defined wide area network (SDWAN), managed Wi-Fi and cloud IT solutions, voice and Unified Communications as a Service (UCaaS) services and Voice over Internet Protocol (VoIP). We also offer advanced hardware and network solutions and services.

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

Data and internet services: We offer a comprehensive range of broadband and networking services. The principal consumer service we provide is broadband internet. Commercial services include a complete portfolio of ethernet services, dedicated internet, SDWAN, managed Wi-Fi, time division multiplexing data transport services and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also offer wireless broadband services (through unlicensed spectrum) in select markets utilizing networks that we own or operate.

Video services: We offer video services under FiOS brand in portions of California, Texas, Florida, Indiana, Oregon and Washington, and the Vantage brand in portions of Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with Dish Network Corp. (“Dish”) in all of our markets.

Voice services: We provide voice services, including data-based VoIP and UCaaS, long-distance and voice messaging services, to consumer and commercial customers in all of our markets. These services are billed monthly in advance. Long-distance service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers. Our long-distance services are billed in advance for unlimited use service and billed in arrears for services on a per minute-of-use basis.

Access services: We offer a range of access services. Our switched access services allow other carriers to use our facilities to originate and terminate their local and long-distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges are based on access rates filed with the Federal Communications Commission (FCC) for interstate services and with the respective state regulatory agency for intrastate services. See “Regulatory Environment” below.

Advanced hardware and network solutions: We offer our SME customers various hardware and network solutions utilizing cloud functionality, including end-to-end solutions like cloud managed services and Managed Wireless LAN, as well as providing customer premise equipment (CPE). We offer third-party communications equipment tailored to their specific business needs by partnering with Mitel, Cisco, Ingram Micro, Airbus, Avaya, Hewlett Packard, Adtran and other equipment manufacturers. CPE is typically sold in conjunction with voice, data and Internet services, and may also be sold on a standalone basis.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Network Architecture and Technology

Our local exchange carrier networks consist of host central office and remote sites, primarily equipped with digital and Internet Protocol switches. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. We own fiber optic and copper cable, which have been deployed in our networks and are the primary transport technologies between our host and remote central offices and interconnection points with other communication carriers.

We have expanded and enhanced our fiber optic and copper transport systems to support increasing demand for high bandwidth transport services. We routinely enhance our network and upgrade with the latest internet protocol transport and routing equipment, reconfigurable optical add/drop multiplexers transport systems, passive optical network, very high speed digital subscriber line broadband equipment, and VoIP switches. These systems support advanced services such as ethernet, dedicated internet, VoIP, and SDWAN. The network is designed with redundancy and auto-failover capability on our major circuits.

We connect to households and business locations in our service territory using a combination of fiber optic, copper and wireless technologies. In some cases we provide direct fiber into a residence or a business premises. In other cases a location is served with a hybrid combination of fiber and copper. Residences in our service territory are served by fiber-to-the-home and by fiber-to-the-node, meaning fiber carries the traffic to an intermediate location where the signals are converted to copper wire for the final delivery to the household. We provide data, video, and voice services to customers over both of these architectures. Additionally, fixed wireless broadband (FWB) will play an important part of our future broadband strategy and is deployed for some business ethernet services. FWB is delivered by the use of an antenna on a Frontier base location and another antenna at the customer location.

Competition

Competition within the communications industry is intense. Technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers, including Frontier. More market participants are now competing to meet the communications needs of the same customer base, thus increasing competitive pressures. Many of these service providers are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years. Many of our competitors are larger, have stronger brand recognition, have more service offerings and have greater financial resources than we currently do. All of these factors create downward pressure on the demand for and pricing of our services. In addition to traditional communication providers we have competition with the following:

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

-
Online video providers: Many consumers are opting for internet-delivered video services (Over the Top, or OTT) through online service providers rather than traditional, multi-channel video. In response, we have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services. The percentage of homes with a traditional, multi-channel video product has declined, a trend we expect will continue.

Competition for consumer customers is based on price, bandwidth, quality and speed of service, including pricing and promotions as well as bundling of service offerings. Competition comes from other communications providers, cable operators, Competitive Local Exchange Companies (“CLECs”) and other enterprises. Our focus is to improve our customers’ experience through the deployment of efficient responses for their specific needs. This will improve the overall service quality provided and encourage migration to higher speed internet services. Some consumer customers prefer the convenience and discounts available when voice, data, Internet and or video services are bundled by a single provider. To address this demand, we offer satellite TV video service through a partnership with Dish in areas where we don’t otherwise have our own video capabilities.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Competition for commercial customers is also based on price, bandwidth, quality and speed of service, including pricing and promotions and bundled offerings. Competition comes from other communications providers, cable operators, CLECs and other enterprises. As compared to our consumer customers, commercial customers often require more sophisticated and more data-centered solutions (e.g., IP PBX, E911 networks, ethernet and SIP trunking). In order to differentiate ourselves from other service providers, Frontier delivers end-to-end solutions such as cloud managed services and managed wireless LAN.

As customers continue to migrate to OTT video models, broadband is a core growth component for attracting and retaining consumer customers as well as our smaller commercial customers. We are committed to growing our customer base through providing higher broadband speeds and capacity that will enable us to reach new markets, target new customers and grow the business while maximizing our full geographic footprint.

In addition to the focus on our broadband capabilities, we must continue to evolve our other product offerings to stay current with the changing needs of the market, provide strong customer service and support, invest in our network to enable adequate capacity and capabilities, and package our offerings at attractive prices. We are continuing to execute on our initiatives to drive operational performance, invest in our fiber network, add talent to our organization and become a stronger partner to our residential and enterprise customers.

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

Some state regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them. Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to set certain rates, arbitrate, and review interconnection disputes and agreements between incumbent telephone companies and CLECs, in accordance with rules set by the FCC. The FCC and some state regulatory commissions also impose fees on providers of telecommunications services to support the federal and state universal service programs. Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities.

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet such restrictions may result in penalties. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 16% of our total access lines as of December 31, 2019 are in state jurisdictions under the rate of return regulatory model. We continue to advocate for no or reduced regulation with the regulatory agencies in those states. In some of the states we operate in we have already been successful in reducing or eliminating price regulation on end-user services.

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

The current status of material regulatory initiatives is as follows:

Connect America Fund (CAF)/Rural Digital Opportunity Fund (RDOF): In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 (since extended to 2021 under RDOF, see below) in return for the Company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. This amount includes approximately $19 million in the four states of the Northwest Operations. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Phasedown funding provided to Frontier was complete as of December 31, 2018.

On January 30, 2020, the FCC adopted an order establishing the RDOF, the next phase of the CAF program. With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction, the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction for any remaining locations with the remaining funding, at least $4.4 billion. Recognizing that the RDOF auction is unlikely to conclude before the end of the sixth year of CAF Phase II support (year-end 2020), the order explains that CAF recipients are entitled to a seventh year of CAF Phase II support through 2021, whether or not they are successful in the RDOF auction. The Commission released a public notice tentatively establishing October 22, 2020, as the date for the RDOF auction and is still soliciting technical details on the mechanics of the auction. As such, Frontier will continue to receive annual CAF Phase II support in 2021. While the RDOF has not yet been completely finalized, it could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

Intercarrier Compensation: In the 2011 Universal Service Fund (USF)/Intercarrier Compensation (ICC) Report and Order (the 2011 Order), the FCC reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate switched traffic and began a multi-year transition to the new rates. The 2011 Order provided for the gradual elimination of effectively all terminating traffic charges by July 2017. The 2011 Order did not resolve all questions on originating access rates and the FCC continues to consider the possibility of a transition of originating access rates, and the potential impact on Frontier from such a change, if any, is unknown at this time. Our total revenue for Intercarrier Compensation was $3 million for the year ended December 31, 2019.

Special Access: On April 20, 2017, the FCC issued an Order (the 2017 Order) that significantly altered how commercial data services are regulated. Specifically, the 2017 Order adopted a test to determine, on a county-by-county basis, whether price-cap ILEC services, such as Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula in each year. While multiple parties appealed the 2017 Order, the 8th Circuit issued a decision that upheld the majority of the 2017 Order. As to the part of the decision that was vacated and remanded to the FCC, the FCC has reinstated the deregulation and the FCC’s decision to reaffirm its deregulation has not been appealed.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Intrastate Services: Some state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including originating switched access rates for intrastate access services paid by providers of intrastate long-distance services. Some states also have their own open proceedings to address reform to originating intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, some states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. Our total revenue for Intrastate switched access services was $33 million for the year ended December 31, 2019, spread across all the states we serve.

Current and Potential Internet Regulatory Obligations: On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. We anticipate that this ruling will be appealed. California’s network neutrality provisions will remain on hold until all appeals of this case have been exhausted. It is unclear whether pending or future appeals will have any impact on the regulatory structure, and it is unclear the degree to which the FCC will preempt state regulation of net neutrality issues.

Spectrum: On September 25, 2019, the FCC released an order scheduling its CBRS (3.5 GHz) auction, in which the FCC will auction 7 blocks of 10 MHz TDD per county, or 22,631 licenses nationwide, to begin on June 25, 2020. Short form applications to participate need to be filed by April 9, 2020. Frontier is evaluating whether to participate in this auction.

Privacy: Privacy-related legislation has been considered in a number of states. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that, effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information.

Coronavirus/COVID-19: On March 13, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agree for the following 60 days (i) not to terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open its Wi-Fi hotspots to any American who needs them. We have seen a number of the states we operate in issue executive orders prohibiting the disconnection of services for customers for the length of the state of emergency. State and federal governments continue to ask companies to aid in pandemic response and some are reviewing possibilities of providing additional funding for connectivity, although potential amounts are still unknown. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government, the impact of these changes and potential changes on the Company are unknown at this time.

For information on the tax-related legislative response to the COVID-19 pandemic, see “Risk Factors―Risks Related to the Restructuring, Our Indebtedness and Liquidity―We may not be able to fully utilize our net operating loss and other tax carryforwards.” and “Risks Related to Regulation and Oversight―Tax legislation may adversely affect our business and financial condition.”

Video Programming

Federal, state and local governments extensively regulate the video services industry. Our FiOS and Vantage video brand services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Employees

As of December 31, 2019, we had approximately 18,300 employees, as compared to approximately 21,200 employees as of December 31, 2018. During 2019, reduction in workforce activities resulted in the severance of approximately 1,200 employees. As of December 31, 2019, approximately 13,100 of our total employees are represented by unions including approximately 1,900 employees covered by collective bargaining agreements that have expired but have been extended and are still effective for 2020. Of the union-represented employees as of December 31, 2019, approximately 4,200 employees are covered by collective bargaining agreements that expire in 2020 and approximately 4,900 employees are covered by collective bargaining agreements that expire in 2021. We consider our relations with our employees to be good. In connection with the sale of the Northwest Operations, we anticipate that we will transfer approximately 1,000 employees, including approximately 800 employees represented by unions.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” related to future events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●
our ability to successfully consummate the Restructuring, including by reaching an agreement-in-principle with respect to its terms, successfully negotiating and executing a restructuring support agreement and satisfying the conditions and milestones therein;

●	our ability to improve our liquidity and long-term capital structure, and to address our debt service obligations through the Restructuring;

●	ability to make the required payments under the agreements governing our current debt obligations;

●	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring;

●	the effects of the Restructuring on the Company and the interests of various constituents;

●	risks and uncertainties associated with the Restructuring, including our ability to obtain confirmation of a plan under any Chapter 11 Cases and successfully consummate the Restructuring;

●
our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any debtor-in-possession or exit financing, that may limit our operational and financial flexibility, including our ability to make payments on our debt;

●	declines in revenue from our voice services, switched and nonswitched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

●	our ability to successfully implement strategic initiatives, including opportunities to enhance revenue and realize productivity improvements;

●	our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirement and cash paid for income taxes and liquidity;

●	competition from cable, wireless and wireline carriers, satellite, and OTT companies, and the risk that we will not respond on a timely or profitable basis;

●
our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products and service offerings;

●	risks related to disruption in our networks, infrastructure and information technology that result in customer loss and/or incurrence of additional expenses;

●	the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

●	our ability to retain or attract new customers and to maintain relationships with customers, employees or suppliers;

●	our ability to secure, continue to use or renew intellectual property and other licenses used in our business;

●	our ability to hire or retain key personnel;

●	our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all, including our ability to consummate the pending sale of our Northwest Operations;

●
the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors and our ability to obtain future subsidies, including participation in the proposed RDOF program;

●	our ability to meet our CAF II obligations and the risk of penalties or obligations to return certain CAF II funds;

●	our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

●	our ability to comply with applicable federal and state consumer protection requirements;

●	the effects of state regulatory requirements that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

●
the effects of governmental legislation and regulation on our business, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

●	the impact of regulatory, investigative and legal proceedings and legal compliance risks;

●	government infrastructure projects (such as highway construction) that impact our capital expenditures;

●	continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

●	our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

●
the effects of changes in income tax rates, tax laws, regulations or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us, as well as potential future decreases in the value of our deferred tax assets;

●	the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets or additional losses on assets held for sale;

●	the effects of increased medical expenses and pension and postemployment expenses;

●	our ability to successfully renegotiate union contracts;

●
changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2020 and beyond;

●	the effects of weak economic conditions and market disruptions, including the impact of the ongoing COVID-19 pandemic; and

●	risks arising from the potential delisting of our common stock from the Nasdaq Global Select Market.

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

Risks Related to the Restructuring, Our Indebtedness and Liquidity

There is no assurance that we will be able to reach an agreement in principle in the form of a Restructuring Term Sheet, enter into the Restructuring Support Agreement, comply with the terms of any Restructuring Support Agreement or successfully complete the Restructuring contemplated thereby, creating substantial doubt about our ability to continue as a going concern.

The Company engaged in discussions with the Unsecured Noteholders with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, expected to be set forth in a non-binding Restructuring Term Sheet (Restructuring Term Sheet) and ultimately documented in a binding Restructuring Support Agreement (Restructuring Support Agreement). We have not yet reached an agreement on mutually acceptable terms and conditions with the Unsecured Noteholders regarding a possible transaction.  There can be no assurance that we will be able to reach an agreement-in-principle with respect to a Restructuring Term Sheet or successfully negotiate or enter into a Restructuring Support Agreement on the terms set forth in a Restructuring Term Sheet, or at all.

Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. If the Company enters into a Restructuring Term Sheet and a Restructuring Support Agreement, we expect there will be certain material conditions we must satisfy, including the timely satisfaction of specified milestones related to the solicitation of votes to approve a Plan, commencement of Chapter 11 Cases under the Bankruptcy Code, confirmation of a Plan, consummation of a Plan, and the entry of orders relating to any DIP Facility (as defined herein). Our ability to timely complete such milestones required to consummate the Restructuring is subject to risks and uncertainties many of which are beyond our control. These factors, together with the Company’s limited liquidity, recurring losses from operations and accumulated deficit, create substantial doubt about Frontier’s ability to continue as a going concern. There can be no assurance that we will be able to successfully consummate the Restructuring on the terms set forth in a Restructuring Term Sheet, a Restructuring Support Agreement, or at all, or realize all or any of the expected benefits from the Restructuring.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring” and Note 23 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Overview—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2019.

We may seek the protection of the Bankruptcy Court, which would subject us to the risks and uncertainties associated with bankruptcy and may harm our business and place our equity holders at significant risk of losing all of their investment in the Company.

If we seek the protection of the Bankruptcy Court, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. During any Chapter 11 Cases, our senior management would be required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Other significant risks include the following:

●	our ability to prosecute, confirm and consummate a Plan;
●	the high costs of bankruptcy and related fees;
●	the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy;
●	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
●	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
●	our ability to maintain contracts that are critical to our operations; and
●	the actions and decisions of our debtholders and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in Chapter 11 Cases increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

Although we expect the confirmation of a Plan will be effected through an orderly plan of reorganization, there can be no assurance that we will be able to implement such a Plan. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of claims votes to accept the plan of reorganization. In order for a class of creditors to approve a plan of reorganization, the plan must be approved by more than one-half of the total number of claim holders and at least two-thirds in claim amount by those who vote within the class. In addition to obtaining the required votes, the requirements for a Bankruptcy Court to approve a plan of reorganization include, among other judicial findings, that:

●	we acted in accordance with the applicable provisions in the Bankruptcy Code; and
●	the plan of reorganization has been proposed in good faith and not by any means forbidden by law.

In the event there are any impaired classes of claims that do not vote to accept the plan of reorganization, we would have to satisfy the “cram down” requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims that did not vote to accept the plan of reorganization.

Furthermore, we may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to a Plan promptly, if at all. In such event, a prolonged bankruptcy proceeding could adversely affect our relationships with customers, suppliers, regulators and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement a Plan. In addition, if a Plan is not confirmed by the Bankruptcy Court, we may be forced to liquidate our assets.

If we pursue any Chapter 11 Cases, it is also possible that the Bankruptcy Court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of a Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the Bankruptcy Court may conclude that the requirements for confirmation and effectiveness have not been satisfied.

If we are unable to enter into a Restructuring Support Agreement or if a Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan may be materially and adversely affected.

Even if we are able to reach an agreement-in-principle with respect to a Restructuring Term Sheet, the final terms of the Restructuring Term Sheet would remain subject to documentation in a binding Restructuring Support Agreement. There can be no assurance that we will be able to successfully negotiate or enter into a Restructuring Support Agreement on the terms set forth in a Restructuring Term Sheet or at all. If we are unable to enter into a Restructuring Support Agreement, there can be no assurance we will be able to successfully negotiate for an alternative orderly pre-negotiated plan of reorganization.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Furthermore, we expect any Restructuring Support Agreement will contain a number of termination events, some of which would give any consenting Unsecured Noteholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate a Plan. If a Plan is not consummated, there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as a Plan contemplated by a Restructuring Support Agreement. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our suppliers, service providers, customers, employees, and other third parties.

We may not be able to obtain confirmation of the Plan.

There can be no assurance that a Plan as outlined in a Restructuring Term Sheet (or any other plan of reorganization) will be approved by the Bankruptcy Court. The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in a Plan, and there can be no guarantee of success with respect to a Plan or any other plan of reorganization. For instance, we might receive objections to confirmation of a Plan from various stakeholders in any Chapter 11 Cases. We cannot predict the impact that any objection might have on a Plan or on a Bankruptcy Court’s decision to confirm a Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

There can be no assurance as to whether we will successfully reorganize and emerge from any Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from any Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

Our limited liquidity could materially and adversely affect our business operations.

We require certain capital resources in order to operate our business and our limited liquidity could materially and adversely affect our business operations. We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our $850 million revolving credit facility is fully utilized as of the date of filing and our access to capital and debt markets is significantly limited. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2019, we had $245 million and $327 million of long-term debt maturing in 2020 and 2021, respectively, excluding interest obligations. In connection with the Restructuring, we expect to enter into a DIP Facility. While we anticipate being able to obtain a DIP Facility, there can be no assurance we can enter into such a facility of the expected terms or at all, nor any assurance that we would have sufficient liquidity from any DIP Facility and other future indebtedness to fund our operations and consummate the Restructuring.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring” for more information on the Restructuring and our liquidity. Refer to Note 9 to Consolidated Financial Statements for further detail of our debt obligations as of and for the year ended December 31, 2019.

The terms of our current indebtedness reduce, and the terms of future indebtedness including any DIP Facility, exit facilities and takeback debt may reduce, our operating and financial flexibility, and we may not be able to satisfy our obligations under these or other, future debt arrangements.

We are a highly leveraged company and face significant operational and industry challenges. Pressures on our business are resulting in a continued deterioration in revenue and liquidity and there is a lower outlook for our industry as a whole. While we have undertaken initiatives to strengthen our business, we have experienced significant challenges in achieving improvements in revenue and customer trends. We have a significant amount of indebtedness, which amounted to $17.5 billion outstanding at December 31, 2019, of which $5.8 billion was secured. We also have access to an $850 million secured Revolving Credit Facility, the full amount of which was utilized as of December 31, 2019. Our current debt arrangements require that we devote a significant portion of our cash flows to service amounts outstanding under those debt arrangements and comply with a number of restrictive covenants that impose certain operating, financial and other restrictions.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We expect that the terms of any DIP Facility  or other future indebtedness (including any exit financing to consummate the Restructuring) would contain a number of restrictive covenants that would impose certain operating and other restrictions. Such covenants may, among other things, limit our ability and the ability of certain of our subsidiaries to:

●	incur additional indebtedness, guarantee indebtedness or issue preferred stock;
●	create liens;
●	make certain investments or make other restricted payments;
●	enter into mergers or consolidations, or transfer or sell all or substantially all of our assets;
●	pay dividends on, or make distributions in respect of, or redeem or repurchase, capital stock;
●	make certain asset sales;
●	enter into restrictions affecting the ability of certain of our subsidiaries to make distributions, loans or advances to us or other subsidiaries; and
●	engage in transactions with affiliates.

In addition, any DIP Facility or future indebtedness may require us to comply with specified covenants, including financial ratios. These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advance of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and will continue to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring is protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.

We have elected to defer making interest payments in respect of certain of our senior notes and debentures, which may lead to default under our debt arrangements and which could materially adversely affect our business, operating results and financial condition.

We elected to defer making the interest payments of approximately $322 million due on March 16, 2020 with respect to certain of our senior notes and approximately $6.8 million due on April 1, 2020 with respect to certain of our debentures. The indentures governing those senior notes and debentures provide for a 60-day grace period prior to the exercise of remedies by holders for defaults related to missed interest payments. If we do not make these interest payments for the notes by May 15, 2020 or if we do not make any required principal payments required under the indentures governing our notes, an event of default would occur under the applicable indentures, which would give the trustee or the holders of at least 25% of principal amount the option to accelerate maturity of the principal, plus any accrued and unpaid interest on such notes. If we do not make these interest payments for the debentures by May 31, 2020 or if we do not make any required principal payments required under the indentures governing our debentures, an event of default would occur under the applicable indentures, which would give the trustee or the holders of at least a majority of the principal amount the option to accelerate maturity of the principal, plus any accrued and unpaid interest on such debentures. This acceleration of our debt could materially adversely affect our business, operating results and financial condition.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness.

Frontier is primarily a holding company and our principal assets consist of the shares of capital stock or other equity instruments of our subsidiaries. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affects our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

In certain instances, any Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code.

Following the commencement of any Chapter 11 Cases, upon a showing of cause, the Bankruptcy Court may convert such Chapter 11 Cases to cases under Chapter 7 (Chapter 7) of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under a Plan or any other plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Upon our emergence from bankruptcy, the composition of our Board of Directors will likely change significantly.

Under a Plan, the composition of our Board of Directors will likely change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on our Board of Directors and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

We made contributions of $166 million and $150 million to our pension plan in 2019 and 2018, respectively, and we expect to continue to make contributions in future years. Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. Any future material contribution could have a negative impact on our liquidity by reducing cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

We may not be able to fully utilize our net operating loss and other tax carryforwards.

As of December 31, 2019, we had federal net operating loss (NOLs) carryforwards of approximately $1.6 billion and state NOL carryforwards of approximately $9.8 billion. However, our ability to utilize these NOLs to offset taxable income may be limited in the future.

A corporation that undergoes an “ownership change” is typically subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. In general, under the U.S. Internal Revenue Code (IRC), an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). Purchases or sales of our common stock in amounts greater than specified levels could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect.

Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. In addition, NOLs incurred in one state generally are not available to offset income earned in a different state and there may be periods during which the use of NOLs is suspended or otherwise limited for state tax purposes, which could accelerate or permanently increase state taxes owed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

In an effort to safeguard our NOLs, our Board of Directors adopted a shareholder rights plan in July 2019, under which Frontier’s shareholders of record as of the close of business on July 11, 2019 received one preferred share purchase right for each share of common stock outstanding. Pursuant to the rights plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Frontier’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Frontier at a significant discount and result in significant dilution in the economic interest and voting power of the acquiring shareholder or group. Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in an “ownership change”.

We expect to request that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an “ownership change” prior to the consummation of our restructuring in any Chapter 11 Cases. In addition, we anticipate that pursuant to a Restructuring Support Agreement, any consenting Unsecured Noteholders will agree not to transfer their shares of Frontier’s stock to the extent doing so would violate the terms of any order entered by the Bankruptcy Court with respect to preservation of NOLs.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The impact of the Restructuring on the Company’s NOLs will depend on whether the Restructuring is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, we anticipate that NOLs of the Company (if any) remaining after the Restructuring will not be available to the Reorganized Company. If structured as a recapitalization, we anticipate that the Company will experience an ownership change, and thus NOLs of the Company (if any) remaining after the Restructuring will be subject to limitation, such that the Reorganized Company may not derive all of the benefits of any such remaining NOLs. While not free from doubt, we expect that the Restructuring will be structured as a taxable disposition, in which case the Company’s NOLs will not be available to the Reorganized Company.

Risks Related to Our Business

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

If our initiatives to stabilize and improve revenues, profitability and cash flows are unsuccessful, our financial position and results of operations will be negatively and adversely impacted.

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and borrowing under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, and fund our pension and other employee benefit obligations. We continue to experience revenue declines as compared to prior years.

In recent years, we have undertaken programs and initiatives with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. These programs and initiatives require significant resources and may divert attention from ongoing operations and other strategic initiatives. Despite these efforts, we have experienced significant challenges in achieving improvements in revenue and customer trends. In the second quarter of 2019, we significantly reduced our forecast for the anticipated long-term results of a transformation program and we continue to evolve our operational strategies and priorities. If current and future programs and initiatives are unsuccessful, it could have a material adverse effect on our financial position and our results of operations.

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs, internet service providers, wireless companies, OTT, VoIP providers and cable companies, some of which may be subject to less regulation than we are. These entities may provide services competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our markets that are competitive with or superior to our copper-based networks in those markets. We also believe that wireless and cable providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

We cannot predict which of the many possible future technologies, products or services will be important in order to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on the effectiveness of capital expenditure investments in our properties, our marketing efforts, our ability to deliver high quality customer service, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced, changes in consumer preferences, or habits, demographic trends, economic conditions and pricing strategies by competitors. Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flows.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We may be unable to meet the technological needs or expectations of our customers and may lose customers as a result.

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

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities which are substantially greater than ours. In addition, some of these competitors have significantly less debt and are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, including leading edge technologies such as artificial intelligence, machine learning and various types of data science, as well as take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

Weak economic conditions and disruptions in our industry may decrease demand for our services, necessitate increased discounts and have a material adverse effect on our business and financial performance.

We could be adversely impacted by weak economic conditions or their effects. The economy may be adversely impacted by unforeseen events beyond our control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics, such as the ongoing COVID-19 pandemic described below), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and declines in consumer confidence. Downturns in the economy and competition in our markets have in the past, and could in the future, cause some of our customers to reduce or eliminate their purchases of our basic and enhanced voice services, broadband and video services and make it difficult for us to obtain new customers or retain existing customers. In addition, if economic conditions are depressed, our customers may delay or discontinue payment for our services or seek more competitive pricing from other service providers, or we may be required to offer increased discounts in order to retain our customers, which could have a material adverse effect on our business or results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Other countries affected by the outbreak took similar measures. Many jurisdictions, particularly in North America (including the United States), Asia and Europe and several states in which we operate, including California, New York, Connecticut and others, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy and our business, operations and stock price.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The ultimate extent and long-term effects of epidemics and other public health crises, such as the ongoing COVID-19 pandemic, to the economy and the Company are difficult to assess or predict. This may include, risks to employee health and safety, risks for the deployment and maintenance of our services (including by limiting our customer support and domiciliary service repairs and installations, among other effects resulting from public health and government measures), reduced sales in impacted geographic locations, inability to meet increased customer demand for broadband services or bandwidth utilization, reduced ability of our suppliers and vendors to provide products and services to us, disruptions in payment processing services, a further decline in the market price of our common stock, a prolonged economic downturn and deterioration of the economy and/or consumer and commercial spending, any of which could adversely and materially affect our business, results of operations and/or financial condition. For example, certain of our existing customers, including SME customers as well as wholesale customers, are experiencing or will experience material disruptions to their income or businesses and may be unable to satisfy their obligations with us as a result. In addition, the broader impacts of the pandemic on the U.S. economy, including job losses and the impact on capital markets, may result in a decline in consumer spending and negatively impact the demand for our services. Furthermore, given the prevalence and severity of COVID-19 across communities where we have offices, network operations centers, data centers, call centers and retail stores, we have enabled certain of our employees to work from home or not report to a Company location, like many other companies. The extent to which our employees can effectively and efficiently perform their jobs under these circumstances is uncertain. Should this situation persist for a prolonged period of time, it may have an adverse impact on our employees’ ability to carry out their duties, which could negatively impact our operations. Certain jurisdictions have imposed or may impose further restrictions on the movement of people and/or goods, including the temporary closure of factories, businesses and public spaces. Any delay in production or delivery of our products or components made in such jurisdictions by our suppliers due to an extended closure of our supplier’s plants or other restrictions imposed to limit the spread of COVID-19 could adversely impact our business.

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

Our information technology networks and infrastructure may be subject to damage, disruptions or shutdowns due to computer viruses, cyber-attacks or breaches, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters or other catastrophic events.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our business is sensitive to continued relationships with and the creditworthiness of our wholesale customers.

We have substantial business relationships with other communications carriers for which we provide service. We seek to maintain and grow our business with these customers, however we face competition for this wholesale business. While bankruptcies or insolvency of communications carriers have not had a material adverse effect on our business in recent years, future bankruptcies or insolvencies in the industry could result in the loss of significant customers, as well as cause more price competition and an increased allowance for doubtful accounts receivable. Such bankruptcies and insolvencies may be more likely in the future if economic conditions stagnate. Additionally, the Restructuring may make our business partners less willing to do business with us and could negatively impact our business. As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

Approximately 72% of our total employees were represented by unions and were subject to collective bargaining agreements. As of December 31, 2019, approximately 32% of the unionized workforce are covered by collective agreements that expire in 2020 and approximately 37% of the unionized workforce are covered by collective bargaining agreements that expire in 2021.

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

Our success will depend in part upon the continued services of our management team. We cannot guarantee that our key personnel will not leave or compete with us. The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business. In addition, the Restructuring may make it more difficult for us to attract and retain management and other key personnel, which could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

In recent years we have had a significant amount of goodwill and other intangible assets on our balance sheet. We recorded goodwill impairments in 2017, 2018 and 2019, resulting in significant non-cash charges to earnings and reductions in our stockholders’ equity. We impaired the remaining balance of our goodwill in 2019 and cannot assure you that our other intangible assets will not become further impaired in the future.

Under generally accepted accounting principles, goodwill and intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. Frontier monitors relevant circumstances, including general economic conditions, enterprise value EBITDA multiples for other providers of communications services, our overall financial performance, the market prices for our stock, and the potential impact that changes in such circumstances might have on the valuation of Frontier’s goodwill or other intangible assets.

The continued decline in the share price of our common stock resulted in triggering events in 2017, 2018 and 2019. Our quantitative assessments in certain quarters indicated that the carrying value of the enterprise exceeded its fair value and, therefore, an impairment existed. We recorded aggregate goodwill impairments totaling $5,725 million, $641 million and $2,748 million for 2019, 2018 and 2017, respectively. In the third quarter of 2019, we impaired the $276 million remaining balance of our goodwill. This impairment and the write down of the balance of our goodwill was largely driven by a lower enterprise valuation utilized in our testing which reflected, among other things, pressures on our business resulting in a continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends, the long-term sustainability of our capital structure, and the lower outlook for our industry as a whole.

Our other intangible assets consist primarily of our customer base, trade name, and royalty agreement. If these intangible assets are determined to be impaired in the future, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined, which would further reduce our stockholders’ equity.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Negotiations with the providers of content for our video systems may not be successful, potentially resulting in our inability to carry certain programming channels on our FiOS and Vantage brand video systems, which could result in the loss of subscribers. Alternatively, because of the power of some content providers, we may be forced to pay an increasing amount for some content, resulting in higher expenses and lower profitability.

We must negotiate with the content owners of the programming that we carry on our multichannel video systems (marketed as FiOS video and Vantage video brands). These content owners are the exclusive provider of the channels they offer. If we are unable to reach a mutually-agreed contract with a content owner, including pricing and carriage provisions, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels. The loss of content could result in our loss of customers who place a high value on the particular content that is lost. In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one and carry and pay for content that customers do not value, in order to have access to other content that customers do value. Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations. As a result of these factors, the expense of content acquisition may continue to increase, and this could result in higher expenses and lower profitability.

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

We depend on a number of suppliers and vendors for equipment and services relating to our network infrastructure, including network elements such as digital and internet protocol switching and routing equipment, optical and copper transmission equipment, broadband connectivity equipment, various forms of customer premise equipment, optical fiber, wireless equipment, as well as the software that is used throughout our network to manage traffic, network elements, and other functions critical to our operations. If any of our major suppliers were to experience disruption, supply-chain interruptions, financial difficulties, or other unforeseen problems delivering, maintaining, or servicing these network components on a timely basis, our operations could suffer significantly. For example, the ongoing COVID-19 pandemic may affect the ability of our suppliers and vendors to provide products and services to us and may adversely impact our operations. In addition, due to changes in the communications industry, the suppliers of many of these products and services have been consolidating. In the event it were to become necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, or utilities on economically-attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce the switched access charge revenues we receive.

A portion of Frontier’s total revenues ($102 million, or 1% in 2019 and $121 million, or 1%, in 2018) are derived from switched access charges paid by other carriers for services we provide in originating intrastate and interstate long-distance traffic. Frontier expects a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The rates Frontier can charge for switched access are regulated by the FCC and state regulatory agencies.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In April 2017, the FCC issued an order that resulted in substantial deregulation in a number of our markets for special access services where the market is determined to be competitive and the transport market nationwide. While some aspects of the 2017 Order were appealed by stakeholders the 8th Circuit issued a decision that upheld the majority of the 2017 Order. The FCC has since reaffirmed the portions of the 2017 Order that were vacated and no party appealed the FCC’s second decision.

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

On January 30, 2020, the FCC adopted an order establishing RDOF, the next phase of the CAF program. With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction, the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction for any remaining locations with the remaining funding, at least $4.4 billion. Recognizing that the RDOF auction is unlikely to conclude before the end of the sixth year of CAF Phase II support (year-end 2020), the order explains that CAF recipients are entitled to a seventh year of CAF Phase II support through 2021, whether or not they are successful in the RDOF auction. The Commission released a public notice tentatively establishing October 22, 2020, as the date for the RDOF auction and is still soliciting technical details on the mechanics of the auction. While the RDOF has not yet been completely finalized, it could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

A portion of Frontier’s total revenues ($365 million, or 4%, in 2019 and $378 million, or 4%, in 2018) are derived from federal and state subsidies for rural and high-cost support, that consists primarily of CAF II support, as well as Federal High Cost support and various state subsidies. Federal subsidies represented approximately 92% of subsidy revenue in 2019 and 93% in 2018, with the remainder being state subsidies. The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed. These changes transitioned the USF (Universal Service Fund), which supported voice services in high-cost areas, to the CAF (Connect America Fund), which supports broadband deployment in high-cost areas. In 2015, we accepted the FCC’s CAF Phase II offer in 29 states, which provides Frontier with annual support through 2020 (since extended under RDOF) in return for our commitment to make broadband available in specified locations. While the timing and implementation of RDOF are still being developed, we expect that the program design will not be as favorable to Frontier as CAF II. We cannot predict the timing or extent to which Frontier will participate in or receive support under the proposed RDOF program and this program could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

Frontier is required to contribute to the USF and the FCC allows Frontier to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $221 million of revenue in 2019 and $213 million in 2018.

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

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings. In addition, changes to the regulations that govern our business may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations or changes to these regulations will affect Frontier’s operations or ability to compete in the future.

FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, including those directed at privacy, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. Although the FCC has pre-empted state jurisdiction on network neutrality and privacy, many states, including California, have considered or are moving forward with legislation on these or other Internet-related issues. Multiple states have taken executive or legislative action directed at reinstating aspects of the FCC’s 2015 Order. We cannot predict whether the outcome of expected or pending challenges to the FCC’s order or subsequent state actions will prove beneficial or detrimental to our competitive position.

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

Tax laws are dynamic and continually change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code and, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and imposes limitations on the use of net operating losses arising in taxable years beginning after December 31, 2017. The reduction of the U.S. corporate tax rate results in a decreased valuation of our deferred tax asset and liabilities.

More recently, on March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The Company is currently evaluating the impact of this legislation on its consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the TCJA) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on the Company.

The determination of the benefit from (or provision for) income taxes requires complex estimations and significant judgments concerning the applicable tax laws. If in the future any element of tax legislation changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (or provision for) income taxes accordingly.

Risks Related to Our Common Stock

If we fail to regain and maintain compliance with the continued listing standards of Nasdaq, or if we file for protection under the federal bankruptcy laws, our common stock may be delisted and have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.

On December 16, 2019, we were notified by Nasdaq that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. Under Nasdaq’s rules, the notification of noncompliance had no immediate effect on the listing or trading of Frontier’s common stock on the Nasdaq Global Select Market under the symbol “FTR”. Under Nasdaq’s rules, we were given 180 days, or until June 15, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of Frontier’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the 180-day grace period. Failure to regain compliance during this period could result in delisting. Since we received the notification, our share price has continued to consistently trade under $1.00. Additionally, Nasdaq’s Listing Rules provide that Nasdaq may use its discretionary authority to suspend or terminate the listing of a company that has filed for protection under any provision of the federal bankruptcy laws, even if the company’s securities otherwise meet all enumerated criteria for continued listing on Nasdaq. As such, we expect our common stock would be suspended upon the commencement of any Chapter 11 Cases and delisted thereafter. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring.”

If we are unable to cure any event of noncompliance with any continued listing standard of Nasdaq within the applicable timeframe and other parameters set forth by Nasdaq, if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, or if Nasdaq exercises its discretionary authority to delist our common stock if we file for protection under the federal bankruptcy laws, it will result in the delisting of our common stock from Nasdaq, which could negatively impact the trading price, trading volume, liquidity, availability of price quotations, news and analyst coverage of, and have other material adverse effects on, our common stock. Additionally, delisting may adversely impact the perception of the Company’s financial condition and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Continued volatility and declines in the price of our common stock may have a material adverse effect on our business and stockholders.

The closing price of our common stock decreased from $2.45 per share on January 2, 2019 to $0.37 per share on March 27, 2020, and it could decline further. Such volatility and decline could result from a variety of factors, including, among other things, substantial doubt about our ability to continue as a going concern, concerns about our future prospects, uncertainty associated with the Restructuring, which may include the filing of Chapter 11 Cases, our ability to restructure our debt to generate sufficient liquidity to meet our obligations and operating needs, actual or anticipated fluctuations in our operating results or financial condition, new laws or regulations or new interpretations of existing laws or regulations impacting our business, the on-going COVID-19 pandemic, broad market fluctuations and general economic conditions and any other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.

See “—If we fail to regain and maintain compliance with the continued listing standards of Nasdaq, or if we file for protection under the federal bankruptcy laws, our common stock may be delisted and have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.”

Trading in our securities is highly speculative and poses substantial risks.

Any Plan will likely provide that certain holders of our debt will receive 100% of the common equity (the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or subsidiary stock of the Company as may be contemplated by the Restructuring (the Reorganized Company), subject to dilution by certain permitted management incentive plans. Any Plan will also likely provide that all equity interests of existing equity holders will be extinguished. Even if a Plan is confirmed, the value of any securities that are issued is highly speculative and may not have any value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring.”

There is no assurance that an active public trading market will continue, or that there will be an active public trading market for the New Common Stock of the Reorganized Company.

There can be no assurance that an active public trading market for our common stock will be sustained, or that there will be an active public trading market for the New Common Stock of the Reorganized Company. If for any reason an active public trading market does not continue, or there is no active public trading market for the New Common Stock of the Reorganized Company, purchasers of the shares of our common stock or the New Common Stock may have difficulty in selling their securities should they desire to do so and the price of our common stock or the New Common Stock may decline.

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

Our gross investment in property, by category, as of December 31, 2019, was as follows:

($ in millions)

Land	$217
Buildings and leasehold improvements	2,171
General support	1,624
Central office/electronic circuit equipment	7,968
Poles	1,274
Cable, fiber and wire	11,312
Conduit	1,608
Construction work in progress	378
Total	$26,552

Item 3.	Legal Proceedings

See Note 22 of the Notes to Consolidated Financial Statements included in Part IV of this report.

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

Item 4.	Mine Safety Disclosures

Not applicable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the NASDAQ Global Select Market under the symbol “FTR”. We suspended payment of quarterly cash dividends on our common stock during the first quarter of 2018 and, as a result, paid no cash dividends to common shareholders in each of 2019 and 2018. See “Business—Recent Developments—Noncompliance with Nasdaq’s Minimum Bid Price Requirement” and “Risk Factors—Risks Related to Our Common Stock—If we fail to regain and maintain compliance with the continued listing standards of Nasdaq, or if we file for protection under the federal bankruptcy laws, our common stock may be delisted and have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.” for information on the potential delisting of our common stock and the risks related thereto.

As of March 27, 2020, the number of security holders of record of our common stock was 218,804. This information was obtained from our transfer agent, Computershare Inc.

Holders of our 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock") were entitled to receive cumulative dividends at an annual rate of 11.125% of the initial liquidation preference of $100 per share, or $11.125 per year per share, prior to the conversion of the Series A Preferred Stock to common stock on June 29, 2018. Series A Preferred Stock dividends of $107 million were paid in 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Stockholder Return Performance Graph

The following performance graph compares the cumulative total return of our common stock to the S&P 500 Stock Index and to the S&P Communication Services Index for the five-year period commencing December 31, 2014.

COMPARISON OF FIVE YEAR TOTAL RETURN
Among Frontier Communications Corporation, the S&P 500 index, and the S&P Communication Services Index
250
200
150
100
50
0
12/14
12/15
12/16
12/17
12/18
12/19
Frontier Communications
S&P 500 Index
S&P 500 Communications Services

The graph assumes that $100 was invested on December 31, 2014 in each of our common stock, the S&P 500 Stock Index and the S&P Communication Services Index and that all dividends were reinvested.

		INDEXED RETURNS
	Base	Years Ending
Company / Index	Period 12/14	12/15	12/16	12/17	12/18	12/19
Frontier Communications Corporation	100	75.67	60.20	9.63	3.39	1.27
S&P 500 Index	100	100.75	112.06	135.70	128.99	168.59
S&P Communication Services	100	101.84	124.00	120.67	104.12	137.59

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

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2019.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2019 to October 31, 2019
Employee Transactions (1)	-	$0.00

November 1, 2019 to November 30, 2019
Employee Transactions (1)	3,828	$0.66

December 1, 2019 to December 31, 2019
Employee Transactions (1)	230,643	$0.67

Totals October 1, 2019 to December 31, 2019
Employee Transactions (1)	234,471	$0.67

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

The following tables present selected historical consolidated financial information of Frontier for the periods indicated. The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2019 has been derived from Frontier’s historical consolidated financial statements. The selected historical consolidated financial information as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019, is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Annual Report. The selected historical consolidated financial information as of December 31, 2017, 2016 and 2015 and for each of the years ended December 31, 2016 and 2015 is derived from the audited historical consolidated financial statements of Frontier not included in this Annual Report.

	Year Ended December 31, (1)
($ in millions, except per share amounts)	2019	2018	2017	2016	2015

Revenue (2)	$8,107	$8,611	$9,128	$8,896	$5,576
Operating Income (loss)	$(4,873)	$827	$(1,483)	$911	$766
Net loss (3) (4) (5) (6) (7) (8)	$(5,911)	$(643)	$(1,804)	$(373)	$(196)
Net loss attributable to Frontier common shareholders (3) (4) (5) (6) (7) (8)	$(5,911)	$(750)	$(2,018)	$(587)	$(316)
Net loss attributable to Frontier common shareholders per basic and diluted share (3) (4) (5) (6) (7) (8)	$(56.80)	$(8.37)	$(25.99)	$(7.61)	$(4.41)
Cash dividends declared (and paid) per common share	$-	$-	$3.42	$6.35	$6.31
Cash dividends declared (and paid) per share of Series A Preferred Stock share	$-	$5.560 (9)	$11.125	$11.125	$6.242	(10)

	As of December 31,
($ in millions)	2019	2018	2017	2016	2015

Total assets	$17,488	$23,659	$24,884	$29,013	$27,084
Long-term debt	$16,308	$16,358	$16,970	$17,560	$15,508
Total shareholders’ equity (deficit)	$(4,394)	$1,600	$2,274	$4,519	$5,614

(1)	Operating results include activities of the properties in California, Texas and Florida (the CTF Operations) from the date of their acquisition from Verizon on April 1, 2016 (the CTF Acquisition).
(2)
Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2019, 2018, and results in years prior to adoption.

(3)
Operating results include pre-tax acquisition and integration costs of $25 million ($16 million after tax), $436 million ($283 million after tax) and $236 million ($133 million after tax) for 2017, 2016 and 2015, respectively.

(4)
Operating results include pre-tax restructuring costs and other charges of $168 million ($128 million after tax), $35 million ($27 million after tax), $82 million ($52 million after tax), $91 million ($59 million after tax), and $2 million ($1 million after tax) for 2019, 2018, 2017, 2016, and 2015, respectively.

(5)
Operating results include pre-tax pension settlement costs of $57 million ($43 million after tax), $41 million ($31 million after tax), and $83 million ($53 million after tax) for 2019, 2018 and 2017, respectively.

(6)
Operating results include pre-tax goodwill impairment charges of $5,725 million ($5,201 million after tax), $641 million ($568 million after tax), and $2,748 million ($2,354 million after tax) for 2019, 2018 and 2017, respectively.

(7)	Operating results include pre-tax loss on the planned disposal of Northwest Operations of $446 million ($446 million after tax) for 2019.
(8)
Operating results include the pre-tax impacts of gains (losses) on retirement of debt of ($20) million ($16 million after tax), $32 million ($24 million after tax), and ($88) million ($58 million after tax) for 2019, 2018 and 2017, respectively.

(9)	Represents dividends on the Series A Preferred Stock, from January 1, 2019 through the conversion date of June 29, 2019.
(10)	Represents dividends on the Series A Preferred Stock, from the issuance date of June 10, 2015 through December 31, 2015.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.1 million customers, 3.5 million broadband subscribers and 18,300 employees, operating in 29 states. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

In May 2019, we entered into a definitive agreement to sell our operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain closing adjustments, including adjustments for working capital and certain pension and retiree medical liabilities. The sale is expected to close by the first half of 2020, subject to customary closing conditions. In connection with the sale we entered into a transition service agreement with the purchaser to provide various network and support services for a minimum of six months following the transaction closing. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue for the year ended December 31, 2019.

During 2019, Frontier reported an operating loss of $4,873 million and a net loss of $5,911 million. This compares to operating income of $827 million and a net loss of $643 million reported in 2018. We have continued to experience net losses in customers (8% in 2019 compared to 10% in 2018), which have contributed to lower revenues and lower profitability. Our reduced profitability and lower outlook for the business resulted in $5,725 and $641 million of goodwill impairment charges during 2019 and 2018, respectively. Our results reflect $168 million of restructuring and other charges in 2019 (which included $41 million of charges related to advisors and consultants associated with the restructuring of our balance sheet, as well as $44 million associated with Pension and OPEB enhancements related to a voluntary separation plan implemented during the year), compared to $35 million for the preceding year. Our 2019 operating results also include a $446 million loss related to the planned sale our Northwest Operations described above.

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. As of March 31, 2020, we believe our operating cash flows, existing cash balances, and cash proceeds from the sale of our Northwest Operations will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. However, as discussed elsewhere in this Annual Report, our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring (defined below) and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Our $850 million revolving credit facility is fully utilized as of the date of filing and our access to capital and debt markets may be limited. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2019, we had $245 million and $327 million of long-term debt maturing in 2020 and 2021, respectively, excluding interest obligations.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Recent Developments
Restructuring

The Company engaged in discussions with certain holders of the Company’s unsecured notes that executed confidentiality agreements with the Company (the Unsecured Noteholders) with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the Company Parties). The Restructuring is currently expected to be effected pursuant to a plan of reorganization (Plan) to be filed in cases commenced under chapter 11 (Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code). Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.

Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, among others, create substantial doubt about Frontier’s ability to continue as a going concern.

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” “—(b) Liquidity and Capital Resources—Subsequent Events Related to the Restructuring” and Note 23 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2019.

Going Concern

In connection with the preparation of the Consolidated Financial Statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance of the Consolidated Financial Statements. As reflected in the Consolidated Financial Statements, the Company had cash and cash equivalents of $760 million and an accumulated deficit of $8,573 million as of December 31, 2019. The Company also had an operating loss of $4,873 million and a net loss of $5,911 million for the year ended December 31, 2019.

As discussed above under “—Restructuring,” from January 2020 until March 27, 2020, the Company engaged in discussions with certain Unsecured Noteholders with respect to potential deleveraging or restructuring transactions.  Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all.

Furthermore, on March 16, 2020, we deferred making $322 million in scheduled interest payments due on certain of our senior notes and a 60-day grace period commenced under the indentures governing those notes. We elected to enter into the grace period in order to collaborate with our noteholders regarding the Restructuring. If we do not make these interest payments by May 15, 2020 or if we do not make any required principal payments required under the indentures governing our notes, an event of default would occur under the applicable indentures, which would give the trustee or the holders of at least 25% of principal amount the option to accelerate maturity of the principal, plus any accrued and unpaid interest on such notes. The Company has also elected to defer making scheduled interest payments due on April 1, 2020 with respect to certain of its debentures.

The Company evaluated the impact of undertaking the Restructuring and the payment deferral described above on its ability to continue as a going concern. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Restructuring from various stakeholders, (ii) the effects of disruption from the Restructuring making it more difficult to maintain business, (iii) financing and operational relationships and (iv) the limited liquidity to pay the principal balance of the deferred payment senior notes and debentures upon an event of default, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. There can be no assurance that the Restructuring will occur or be successful. Additionally, we continue to focus on our initiatives to drive operational performance, invest in our fiber network, add talent to our organization and become a stronger partner to our residential and enterprise customers as we operate our business. If the Restructuring is unsuccessful, our cash position may not be sufficient to support our daily operations or initiatives. Although we expect that the successful consummation of the Restructuring will generate sufficient revenue and reduce costs to sustain operations, there can be no assurance that it will.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern. See “—(b) Liquidity and Capital Resources,” “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” and Note 23 of the Notes to Consolidated Financial Statements for more information on the Restructuring, our limited liquidity and the risks related thereto. See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity—We have elected to defer making interest payments in respect of certain of our senior notes and debentures, which may lead to default under our debt arrangements and which could materially adversely affect our business, operating results and financial condition.” and “Item 9B. Other Information" for more information on the deferral of certain interest payments and the risks related thereto.

(a)	Results of Operations

2019 compared to 2018

	As of or for the year ended
	December 31, 2019	December 31, 2018	% Increase (Decrease)

Customers (in thousands)	4,118	4,471	(8)%

Consumer customer metrics
Customers (in thousands)	3,747	4,060	(8)%
Net customer additions (losses)	(313)	(337)	(7)%
Average monthly consumer revenue per customer	$88.70	$86.26	3%
Customer monthly churn	2.07%	1.97%	5%

Commercial customer metrics
Customers (in thousands)	371	411	(10)%

Broadband subscriber metrics (in thousands)
Broadband subscribers	3,513	3,735	(6)%
Net subscriber additions (losses)	(222)	(203)	9%

Video (excl. Dish) subscriber metrics (in thousands)
Video subscribers (in thousands)	660	838	(21)%
Net subscriber additions (losses)	(178)	(123)	45%

Dish subscriber metrics (in thousands)
Dish subscribers (in thousands)	173	205	(16)%
Net subscriber additions (losses)	(32)	(30)	7%

Employees	18,317	21,173	(13)%

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets.

Consumer Customers
For the year ended December 31, 2019, Frontier lost 313,000, or 8% of our consumer customers compared to 337,000, or 8% in 2018. As of December 31, 2019, 56% of our consumer broadband customers also subscribed to at least one other service offering. We lost 5% of our consumer broadband subscribers, primarily to competitors offering more attractive pricing or higher speeds. We experienced a 20% decline in our video subscribers primarily as a result of customers increasingly opting for other video services including Over the Top, in lieu of traditional video services. We also shifted our focus away from the acquisition of higher cost video customers. During 2019, we lost voice subscribers as a result customers choosing alternative voice products and reduced attachment to broadband services.

Our average monthly consumer customer churn was 2.07% for the year ended December 31, 2019 compared to 1.97% for 2018. The consolidated average monthly consumer revenue per customer (consumer ARPC) increased by $2.44 or 3% to $88.70 during 2019 compared to the prior year. The overall increase in consumer ARPC is primarily a result of consumer, broadband, and video pricing initiatives that were implemented in 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Commercial Customers
For the year ended December 31, 2019, Frontier lost 40,000, or 10% of our commercial customers as compared to 42,000, or 9%, in 2018. Small business customers, whose characteristics are similar to our consumer customers, comprised 91% of the loss. Losses of our larger customers are driven by customer movement to our competitors who offer more established solutions and higher-speed services.

REVENUE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Data and Internet services	$3,756	$3,878	$(122)	(3)%
Voice services	2,500	2,721	(221)	(8)%
Video services	1,005	1,085	(80)	(7)%
Other	477	544	(67)	(12)%
Revenue from contracts with customers (1)	7,738	8,228	(490)	(6)%
Subsidy revenue	369	383	(14)	(4)%
Total revenue	$8,107	$8,611	$(504)	(6)%

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Consumer	$4,153	$4,380	$(227)	(5)%
Commercial	3,585	3,848	(263)	(7)%
Revenue from contracts with customers (1)	7,738	8,228	(490)	(6)%
Subsidy revenue	369	383	(14)	(4)%
Total revenue	$8,107	$8,611	$(504)	(6)%

(1)	Includes $70 million and $73 million of lease revenue for the years ended December 31, 2019 and 2018, respectively.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The 5% decrease in consumer customer revenue was primarily due to the 8% decline in consumer customers combined with decreased other data service revenue, and partially offset by higher consumer ARPC. Despite the customer losses, consumer broadband revenue has increased as compared to 2018.

The 7% decrease in commercial customer revenue was primarily driven by a 8% reduction in wholesale revenues which comprise approximately 51% of our commercial revenues. The decline in wholesale revenues is primarily a result of rate declines for our network access services. Our SME revenues that comprise the remaining commercial revenue decreased 6% primarily as a result of a 10% decline in small business customers in 2019.

Subsidy revenue, which is primarily comprised of CAF Phase II subsidies, decreased $14 million, or 4% during 2019. This decrease was the result of scheduled reductions in funding levels.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet services

Data and internet services revenue for the year ended December 31, 2019 decreased 3% as compared with 2018. Broadband and data services revenues comprise 61% or $2,306 million of total Data and internet services revenue, while network access revenues comprise 39% or $1,450 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (“wireless backhaul”).

Broadband and data services revenue decreased by $24 million, or 1%, primarily driven by a loss of SME customers combined with decreased other data services revenue. The decline was partially offset by an increase in broadband revenues. Network access revenues declined $93 million, or 6%, due to the migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 3% of consolidated total revenues) will continue to decline in 2020, as our carrier customers migrate to ethernet solutions at lower price points or migrate to our competitors.

Voice services
Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of 8% in voice services revenue was primarily due to an 8% net loss in consumer customers and a 10% net loss in commercial customers, combined with a reduction in voice services being bundled with broadband services.

Video services
Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through Dish satellite TV services.

The decrease of 7% in video services revenue was primarily due to 21% net loss in FiOS and Vantage terrestrial video customers, partially offset by price increases.

Other
Other customer revenue includes switched access revenue and sales of CPE to our business customers as well as directory services. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (“switched access”). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

The decrease of $67 million, or 12%, in other revenue was primarily driven by a decrease in switched access revenue due to the reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order as well as a 17% reduction in minutes of use. Since we are a consumer of switched access services on other carriers, we also benefited from the lower mandated rates within network access expense. Lower CPE sales, lower service activation associated fees, and less directory revenue also contributed to the decline in other revenue. These declines were partially offset by lower provisions for uncollectibles and higher late payment fees.

Subsidy
Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

The decrease of $14 million in Subsidy and other regulatory revenue was primarily due to CAF II Program frozen support phasedown funding reductions.

2019 OPERATING EXPENSES COMPARED TO 2018

NETWORK ACCESS EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network access expenses	$1,247	$1,441	$(194)	(13)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decrease in network access expenses was primarily due to lower video content costs as a result of the decline in video customers and decreases in certain promotional costs.

NETWORK RELATED EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Network related expenses	$1,810	$1,898	$(88)	(5)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses was primarily due to reduced compensation and certain benefits costs, including pension and OPEB expense (as discussed below), decreased network services cost, and lower costs as a result of our transformation initiatives to improve performance and reduce costs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Selling, general and administrative expenses	$1,804	$1,815	$(11)	(1)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

The decrease in SG&A expenses was primarily driven by decreased outside services, warehousing and supplies cost, and lower compensation costs related to lower employee headcount, partially offset by increased facilities costs.

Pension and OPEB costs
Frontier allocates pension/OPEB expense, which includes only service costs, to network related expenses and SG&A expenses. Total consolidated pension and OPEB expense, excluding pension settlement costs and pension/OPEB special termination benefit enhancements, for the years ended December 31, 2019 and 2018 were as follows:

	For the year ended December 31,
($ in millions)	2019	2018

Total pension/OPEB expenses	$102	$111
Less: costs capitalized into capital expenditures	(24)	(26)
Net pension/OPEB expense	$78	$85

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Depreciation expense	$1,335	$1,385	$(50)	(4)%
Amortization expense	445	569	(124)	(22)%
	$1,780	$1,954	$(174)	(9)%

Depreciation and amortization expense for the year ended December 31, 2019 decreased as compared to 2018. The decrease in depreciation expense was primarily driven by ceased depreciation (effective May 31, 2019) on property, plant, and equipment classified as assets held for sale in connection with the planned sale of our Northwest Operations. The decrease in amortization expense was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014 and 2016.

GOODWILL IMPAIRMENT

We recorded goodwill impairments totaling $5,725 million for the year ended December 31, 2019. The impairment in the second and third quarters of 2019 reflected a lower enterprise valuation driven by lower profitability, as well as a reduction in the applicable market multiple from 5.3x EBITDA at December 31, 2018 to the 4.4x EBITDA utilized during our quantitative assessments in 2019. This reflected, among other things, pressures on our business resulting in the continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends under our transformation initiative, the long-term sustainability of our capital structure, and the lower outlook of our industry as a whole.

We recorded goodwill impairments totaling $641 million for year ended December 31, 2018. The driver for the impairment in the third quarter of 2018 was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation. During the fourth quarter of 2018, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in applicable market multiple from 5.5x to 5.3x reflecting the lower outlook for our industry as a whole.

LOSS ON PLANNED DISPOSAL OF NORTHWEST OPERATIONS

As a result of our evaluation of recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on planned disposal of our Northwest Operations of $446 million during the year ended December 31, 2019.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Restructuring costs and other charges	$168	$35	$133	NM

NM - Not meaningful

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, transformation initiatives, other restructuring expenses, and corresponding changes to retirement plans resulting from a voluntary severance program.

In 2018, Frontier launched a strategic transformation program with the aim of re-positioning the Company to be better able to react to current and future business and operational challenges and to create long-term sustainable value. This program was reduced in scope and largely completed during the first half of 2019.

The $168 million in restructuring costs and other charges is comprised of $44 million in pension/OPEB special termination benefit enhancements related to a voluntary severance program, $46 million in costs related to transformation initiatives, $38 million in severance expense, and $40 million in consulting and advisory costs related to our balance sheet restructuring activities.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2019	2018	(Decrease)	(Decrease)

Investment and other income (loss), net	$(37)	$13	$(50)	NM
Pension settlement costs	$57	$41	$16	39%
Gain (Loss) on extinguishment of debt	$(20)	$32	$(52)	NM
Interest expense	$1,535	$1,536	$(1)	(0)%
Income tax benefit	$(611)	$(62)	$549	NM

NM - Not meaningful

Investment and other income, net
The decrease in Investment and other income, net was primarily driven by an increase in non-operating pension and OPEB costs of $42 million in 2019 compared to income of $10 million in 2018.

Pension settlement costs
Frontier recognized non-cash settlement charges of $57 million and $41 million during 2019 and 2018, respectively. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.

Gain (Loss) on early extinguishment of debt and debt exchanges
In 2019, Frontier recorded a loss on the early extinguishment of debt primarily driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement. In 2018, Frontier recorded a gain on the early extinguishment of debt primarily due to discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and write-off of unamortized original issuance costs.

Interest expense
Interest expense remained relatively flat as compared to 2018. Our composite average borrowing rate as of December 31, 2019 and 2018 were 8.72% and 8.59%, respectively.

Income tax benefit
For the year ended December 31, 2019, Frontier recorded income tax benefit of $(611) million on the pretax loss of $(6,522) million. The tax benefit was primarily driven by the tax impact of the goodwill impairment partially offset by recording a valuation allowance on certain deferred tax assets. The effective tax rates on our pretax loss for the years ended December 31, 2019 and 2018 were 9.4% and 8.8%, respectively.

Basic and diluted net loss attributable to Frontier common shareholders
Net loss attributable to Frontier common shareholders for 2019 was a net loss of $(5,911) million, or $(56.80) per share, as compared to a net loss of $(750) million, or $(8.37) per share, in 2018. For 2019, the increase in net loss was primarily driven by the $5,725 million goodwill impairment charge, a decrease in revenues of $504 million, and a loss on disposal of $446 million, partially offset by decreased Network related, Selling, general, and administrative, and other operating expenses.

The comparison of our operating results and financial condition for the fiscal years ended 2018 and 2017 can be found in our Form 10-K for the fiscal year ended December 31, 2018 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Liquidity and Capital Resources

Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on the Term Loan B (as defined herein), Revolver (as defined herein), the notes and other expenses, and for capital expenditures to replace, upgrade, expand and improve our networks and infrastructure, to integrate acquired businesses and to separate assets and systems for sale.

Our Term Loan B and Revolver are scheduled to mature on June 15, 2024 and February 27, 2024, respectively, and our first lien notes and second lien notes are scheduled to mature on April 1, 2027 and April 1, 2026, respectively. Our senior notes and debentures are scheduled to mature on dates ranging from April 15, 2020 to October 1, 2046. However, pursuant to the likely terms of the Restructuring described in “—Subsequent Events Related to the Restructuring,” our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Analysis of Cash Flows
As of December 31, 2019, we had unrestricted cash and cash equivalents aggregating $760 million. Our primary source of funds during 2019 was cash on hand, cash generated from operations, cash received from issuance of our First Lien Notes, and borrowings on our Revolver. In 2019, we used cash flow from operations, cash on hand, and borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and debt repayments.

At December 31, 2019, we had a working capital surplus of $233 million, as compared to a working capital deficit of $1,231 million at December 31, 2018. The primary driver for the working capital surplus as of year-end was the reclassification of certain assets and liabilities associated with our Northwest Operations from non-current to current as a result of held for sale designation.

Cash Flows provided from Operating Activities

Net cash provided from operating activities decreased $304 million, or 17%, to $1,508 million in 2019 as compared to 2018. The overall decrease in operating cash flows was primarily attributable to decreased profitability.

We paid $4 million net cash taxes in each of 2019 and 2018, compared to net cash refunds of $51 million in 2017.

Cash Flows used by Investing Activities

Capital Expenditures
In 2019, 2018 and 2017, our capital expenditures were, $1,226 million, $1,192 million and $1,188 million (including $34 million of integration-related capital expenditures in 2017 associated with the CTF Acquisition), respectively. During 2019, capital expenditures of $8 million related to the separation of assets and systems in preparation for the sale of assets related to the Northwest Operations.

Cash Flows used by and provided from Financing Activities

Proceeds from Debt Borrowings
During 2019, 2018 and 2017, proceeds from long-term debt borrowings were $1,650 million, $1,840 million and $1,500 million, respectively, consisting of senior secured debt. In addition, we had net borrowings of $474 million and $275 million, respectively, on our Revolver (as defined below) during 2019 and 2018. Refer to Note 9 for details of the specific transactions.

Debt Reduction
During 2019, 2018 and 2017, we retired an aggregate principal amount of $2,483 million, $2,578 million and $1,815 million, respectively, consisting of $348 million, $2,198 million and $1,655 million, respectively, of senior unsecured debt and $2,134 million, $380 million and $159 million, respectively, of secured debt (inclusive of periodic repayments of our revolver).

Subject to limitations contained in our indentures and credit facilities, we may from time to time make repurchases of our debt in the open market, through tender offers, by exercising rights to call or in privately negotiated transactions. We may also refinance or restructure existing debt or exchange existing debt for newly issued debt obligations or equity securities. The amount of debt that may be repurchased, restructured or otherwise retired, if any, would be decided upon at the sole discretion of our Board of Directors and will depend on market conditions, trading levels of the Company’s debt from time to time, the Company’s cash position and other considerations.

Mandatory Convertible Preferred Stock (Series A)
On June 29, 2018, pursuant to the provisions of Frontier’s Certificate of Designations governing our 11.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), all outstanding shares of the Series A Preferred Stock converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of approximately 25,529,000 (net of fractional shares) of the Company’s common stock. We issued cash in lieu of fractional shares of common stock. These payments were recorded as a reduction to Additional paid-in capital. On July 2, 2018, we paid the final dividend of $54 million to holders of the Series A Preferred Stock. The Series A Preferred stock was issued in June 2015 when we completed a registered offering of 19.25 million preferred shares at an offering price of $100 per share.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Capital Resources
We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our fully drawn $850 million of borrowing capacity under our Revolver (as reduced by any Standby Letters of Credit outstanding under the JPM Credit Agreement). As of our date of filing, we believe our operating cash flows and existing cash balances, including the full borrowing under our revolving credit facility, and cash proceeds from the sale of our Northwest Operations will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2019, we had $245 million and $327 million of long-term debt maturing in 2020 and 2021, respectively, excluding interest obligations. Gross proceeds from the sale of the Northwest Operations is expected to be approximately $1,352 million, subject to certain closing adjustments, including adjustments for working capital and certain pension and retiree medical liabilities.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities
On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of December 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of Senior Notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of Senior Notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of December 31, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of December 31, 2019, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $101 million). In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced by a Letter of Credit issued under the Revolver.

On March 15, 2019, Frontier amended the JPM Credit Agreement to, among other things, extend the maturity date of the Revolver from February 27, 2022 to February 27, 2024 (subject to springing maturity to any tranche of our existing debt with an aggregate outstanding principal amount in excess of $500 million), increase the interest rate applicable to loans under the Revolver by 0.25% and make certain modifications to the debt and restricted payment covenants.

Frontier also had a $1,625 million senior secured Term Loan A facility (the Term Loan A) under the JPM Credit Agreement which was fully repaid on March 15, 2019, as described below under “New Debt Issuances and Debt Reductions.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Repaid CoBank Credit Facilities
Frontier had a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders party thereto, which was repaid in full on March 15, 2019. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018. Details of both transactions are described in Note 9 under “New Debt Issuances and Debt Reductions.” We refer to the 2014 CoBank Credit Agreement and the 2016 CoBank Credit Agreement collectively as the CoBank Credit Agreements.

Letters of Credit Facility
Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of December 31, 2019, $50 million and $101 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and Revolver respectively. Letters of credit under the LC Agreement are secured by a security package identical to those contained in the JPM Credit Amendment.

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

Under the JPM Credit Agreement, Frontier is subject to a first lien net leverage ratio maintenance test which provides for a maximum first lien net leverage ratio of 1.50 to 1.00 as of the last day of any fiscal quarter, stepping down to 1.35 to 1.00 for the fiscal quarters ending June 30, 2020 and thereafter. The covenants provide for junior lien capacity on any indebtedness permitted under the credit agreements, while limiting the incurrence of first lien debt. Additionally, the credit agreement prohibits us from using proceeds from our revolving credit facility to fund dividend payments if the undrawn amount under the Revolver is less than $250 million, and we may not pay dividends on our common stock in excess of $2.40 per share in any fiscal year.

The indentures governing our secured notes and senior notes and debentures limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. Our secured notes are guaranteed by each of our subsidiaries that guarantees the JPM Credit Agreement. In addition, the secured notes are secured on a first-priority basis and a second-priority basis, as applicable, by all the assets that secure our obligations under the JP Credit Agreement on a first-priority basis.

As of December 31, 2019, we were in compliance with all of the covenants under our indentures and the JPM Credit Agreement.

Shareholder Rights Plan
On July 1, 2019, our Board of Directors adopted a shareholder rights plan designed to protect our NOLs from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. This plan was designed to deter an “ownership change” (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. Pursuant to the shareholder rights plan, if a shareholder (or group of affiliated or associated persons) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Frontier’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions (such as a result of repurchases of stock by Frontier, dividends or distributions by Frontier or certain inadvertent actions by our stockholders), the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Frontier at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. For purposes of calculating percentage ownership under the plan, “outstanding shares” of common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the rights plan and generally includes, without limitation, any ownership of securities a person would be deemed to actually or constructively own for purposes of Section 382 of the IRC or the regulations promulgated thereunder.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The plan is not meant to be an anti-takeover measure and our Board of Directors has established a procedure to consider requests to exempt the acquisition of our common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs. Such determination will be made in the sole and absolute discretion of our Board of Directors, upon request by any person prior to the date upon which such person would otherwise become the beneficial owner of 4.9 percent or more of the outstanding shares of our common stock. In addition, if our Board of Directors determines in good faith that a person has inadvertently become the beneficial owner of 4.9 percent or more of the outstanding shares of our common stock, and such person divests as promptly as practicable a sufficient number of shares of common stock so that such person beneficially owns less than 4.9 percent, then such person will not cause the rights under the plan to become exercisable.

This summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of July 1, 2019, by and between us and Computershare Trust Company, N.A., as Rights Agent, filed as an exhibit to our Periodic Report on Form 8-K filed on July 1, 2019.

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

Subsequent Events Related to the Restructuring
The Company engaged in discussions with the Unsecured Noteholders with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties. The Restructuring is currently expected to be effected pursuant to a Plan to be filed in Chapter 11 Cases under the Bankruptcy Code. Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all.

We have significant deferred tax assets, including NOLs, The impact of the Restructuring on the Company’s NOLs will depend on whether the Restructuring is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) as a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, we anticipate that NOLs of the Company (if any) remaining after the Restructuring will not be available to the Company after consummating the Restructuring. If structured as a recapitalization, we anticipate that the Company will experience an ownership change, and thus NOLs of the Company (if any) remaining after the Restructuring will be subject to limitation, such that the Company may not derive all of the benefits of any such remaining NOLs after consummating the Restructuring.

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” and Note 23 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. See “—Shareholder Rights Plan” for a description of the shareholder rights plan our Board of Directors adopted to protect our NOLs from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Future Contractual Obligations and Commitments
A summary of our future contractual obligations and commercial commitments as of December 31, 2019 is as follows:

		Payments due by period
($ in millions)	Total	2020	2021	2022	2023	2024	Thereafter

Long-term debt obligations, excluding interest (1)	$17,516	$245	$327	$2,706	$868	$3,129	$10,241
Interest on long-term debt (1)	8,846	1,498	1,493	1,449	1,164	1,029	2,213
Lease obligations	565	94	83	75	68	55	190
Purchase obligations	144	79	34	15	6	4	6
Liability for uncertain tax positions	12	-	2	-	-	-	10
Total	$27,083	$1,916	$1,939	$4,245	$2,106	$4,217	$12,660

(1)	Includes amounts due under the Revolver.

Our outstanding performance letters of credit increased from $145 million to $151 million during the year ended December 31, 2019.

On April 29, 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas. In June 2015, Frontier accepted the CAF Phase II offer, which provides for $332 million in annual support, including approximately $19 million in the four states of the Northwest Operations, through 2020 (since extended to 2021 under RDOF) to make available 10 Mbps downstream/1 Mbps upstream broadband service to approximately 774,000 households across certain of the 29 states where we now operate.

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

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2019 and 2018, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional discussion.

Indefinite-lived Intangibles
Our indefinite-lived intangibles consist primarily of our trade name and goodwill, which were generated as a result of business combinations. We test for impairment of these assets annually as of December 31 or more frequently, whenever events occur, or facts and circumstances change that make it more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. For this purpose, we have identified two reporting units, the first representing the Northwest Operations and the second representing the remaining Frontier Operations. Events that might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in relationships with significant customers, and/or a significant decline in our stock price for a sustained period.

In connection with the planned sale of our Northwest Operations, allocated goodwill of $658 million has been reclassified to assets held for sale as of December 31, 2019. Due to recent events and conditions, as discussed below, interim goodwill impairment testing was performed during 2019, which resulted in the full impairment of the remaining $5,725 million of goodwill.

We adopted ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) during the second quarter of 2017. In accordance with ASU 2017-04, our annual goodwill impairment test (and interim test if determined to be necessary) will consist of comparing the fair value of our reporting unit to its carrying value. To the extent that the carrying value exceeds fair value, an impairment will be recognized.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

For the purpose of our goodwill impairment test, we first assess qualitative factors to determine if it is more likely than not that fair value of the reporting unit is less than the carrying amount. If it is less, an additional quantitative evaluation must be performed. Our quantitative assessment consists of using a market multiples approach to determine fair value. Marketplace company comparisons and analyst reports within the wireline communications industry have historically supported a range of fair values of multiples between 4.4x and 6.5x annualized EBITDA (defined as operating income, net of acquisition and integration costs, pension/OPEB expense, pension settlement costs, stock-based compensation expense, goodwill impairment, storm-related costs, work stoppage costs, and restructuring costs and other charges, as well as depreciation and amortization).

The decline in our stock price, our profitability, and the outlook of our business during the second and third quarter of 2019 were collectively a triggering event that required an impairment assessment in each of the second and third quarter of 2019. We recorded goodwill impairments totaling $5,725 million for the year ended December 31, 2019. The impairments in the second and third quarter of 2019 reflected lower enterprise valuation driven by lower profitability, as well as a reduction in the applicable market multiple from 5.3x EBITDA at December 31, 2018 to the 4.4x EBITDA utilized during our quantitative assessments in 2019. This reflects, among other things, pressures on our business resulting in the continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends, the long-term sustainability of our capital structure, and the lower outlook of our industry as a whole.

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

Our indefinite lived trade name assets are evaluated for impairment annually similarly to goodwill. The annual process for assessing the carrying value of our trade name begins with a qualitative assessment of events and conditions similar to the assessment performed for goodwill. When events are identified, we evaluate the assets for impairment through comparison of the fair value of the trade name to the carrying value. The fair value of the trade name is determined using the relief from royalty method, which is a form of the income approach. As of December 31, 2019, no impairment was present for our trade name.

Depreciation
The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets. Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2019 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately $155 million to depreciation expense.

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

We considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2019.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pension and Other Postretirement Benefits
We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2019, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1,968 million, including $30 million classified as “Held for Sale”. During 2019, we contributed $166 million to these plans in cash and recorded $146 million of operating expense before capitalization, including $44 million of pension/OPEB special termination benefit enhancements, and $99 million of net non-operating expense, including $57 million of pension settlement costs. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2019, and 2018, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 3.40% as of December 31, 2019 for our qualified pension plan, compared to rates of 4.30% and 3.70% in 2018 and 2017, respectively. The discount rate for postretirement plans as of December 31, 2019 was a range of 3.40% to 3.50% compared to a range of 4.30% to 4.40% in 2018 and 3.70% to 3.80% in 2017.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2019:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(85)	$89

Other postretirement plans
Accumulated postretirement benefit obligation	$(32)	$34

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2019, 2018 and 2017, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets in 2019 was 23.34%. For 2020, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

For additional information regarding our pension and other postretirement benefits (see Note 20 to the Notes to Consolidated Financial Statements).

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2019, 86% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2019. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 14% of our outstanding borrowings at December 31, 2019 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $24 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2019, the fair value of our debt was estimated to be approximately $12.0 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.72% and our overall weighted average maturity was approximately six years. As of December 31, 2019, there has been no significant change in the weighted average maturity applicable to our obligations since December 31, 2018.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2019 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our pension plan assets increased from $2,348 million at December 31, 2018 to $2,730 million at December 31, 2019, an increase of $382 million, or 16%. This increase was a result of contributions of $166 million and positive investment returns (net of investment management and administrative fees) of $516 million, partially offset by benefit payments of $300 million.

Item 8.	Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1. Financial Statements - See Index on page F-1.

2. Supplementary Data - Quarterly Financial Data is included in the Financial Statements (see 1 above).

3. Schedule of Pledged Subsidiary Financial Data.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(i)	Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2019, that our disclosure controls and procedures were effective.

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
(c)	Changes in internal control over financial reporting
The adoption of ASC 842 required the implementation of new accounting policies and processes, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for lease standard and related disclosures. Other than the change noted above, there have been no changes to our internal control over financial reporting identified in an evaluation thereof that occurred during the fiscal year of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The Company has elected to defer making the interest payments of approximately $6.8 million due on April 1, 2020 with respect to its outstanding (a) 7.68% debentures due 2034 and (b) 7.05% debentures due 2046 (collectively, the deferred payment debentures). The indentures governing the deferred payment debentures allow the Company a 60-day grace period to make the interest payments. The Company has elected to enter into the grace period in order to continue collaborative discussions with certain Unsecured Noteholders regarding the Restructuring.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days after December 31, 2019.

Executive Officers of the Registrant

Our Executive Officers as of March 31, 2020 were:

Name	Age	Current Position and Officer
Kenneth W. Arndt	55	Executive Vice President, Chief Operations Officer
Elisa Bannon-Jones	57	Executive Vice President, Chief Human Resources Officer
Sheldon Bruha	52	Executive Vice President, Chief Financial Officer
Donald Daniels	52	Senior Vice President, Chief Accounting Officer
Steve Gable	46	Executive Vice President, Chief Technology Officer
Bernard L. Han	55	President & Chief Executive Officer
John Lass	63	Executive Vice President, Chief Transformation Officer
John Maduri	58	Executive Vice President, Chief Customer Officer
Mark D. Nielsen	55	Executive Vice President, Chief Legal Officer and Chief (Restructuring) Transaction Officer

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

SHELDON BRUHA was appointed Executive Vice President and Chief Financial Officer in 2019. He joined Frontier in February 2018 as Senior Vice President and Treasurer, responsible for Treasury, Investor Relations, Mergers & Acquisitions, and Risk & Insurance. Prior to joining Frontier, Mr. Bruha’s career in global finance included positions at CDI Corp. and senior financial positions heading corporate finance, treasury, tax, and investor relations for Cable & Wireless Communications in Miami and London. He started his financial career at Lehman Brothers, the global investment bank, and held senior investment banking positions in its New York and London offices, focusing on the telecommunications industry.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

BERNARD L. HAN was appointed President and Chief Executive Officer in December 2019 after serving as an advisor to the Finance Committee of the Board from October 2019. He previously served as Executive Vice President of Strategic Planning at Dish Network Corp., a broadcast satellite service provider, a role he held from December 2015. Prior to that, Mr. Han served as the Chief Operating Officer of Dish Network Corp. from April 2009 to December 2015 and as the Chief Financial Officer of EchoStar Corporation, a global satellite services provider, from September 2006 to April 2009. From 2002 to 2005, Mr. Han served as the Chief Financial Officer and Executive Vice President of Northwest Airlines Corp. From 1996 to 2002, Mr. Han held several executive positions at America West Airlines, Inc., including Executive Vice President and Chief Financial Officer and Senior Vice President of Marketing and Planning. From 1988 to 1995, Mr. Han held various finance and marketing positions at Northwest Airlines Corp. and American Airlines. Mr. Han is a member of the Board of Directors and Audit Committee of Frontier Airlines and previously served on the Board of Directors of ON Semiconductor Corporation. Mr. Han holds a B.S., M.S. and M.B.A. from Cornell University.

JOHN LASS has been with Frontier since 1994 and was appointed Executive Vice President and Chief Transformation Officer in 2018. Previously, he led Frontier’s Field Operations team. Before this, Mr. Lass was President of Frontier’s Central Region, comprising Illinois, Indiana, Iowa, Michigan, Minnesota and Nebraska. Mr. Lass’ tenure with Frontier includes a variety of operating roles as well as leadership of integration activities related to significant mergers and acquisitions. He served as Vice President of Revenue Assurance and as Regional Operations Vice President, Vice President and General Manager of Citizens Utilities Vermont Electric Division and held operations positions in New York and the Midwest with Frontier, GTE and Contel.

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

MARK D. NIELSEN has been with Frontier since 2014 and is Executive Vice President, Chief Legal Officer and Chief (Restructuring) Transaction Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

Item 11.	Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2019.

Item 14.	Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2019.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART IV

Item 15.	Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)	Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Pledged Subsidiaries Financial Data

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

(2)	Index to Exhibits:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on December 17, 2013).*
2.2
Securities Purchase Agreement, dated as of February 5, 2015, by and between Verizon Communications Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on February 5, 2015).*

2.3
Purchase Agreement, dated as of May 28, 2019, between Frontier, Frontier Communications ILEC Holdings LLC and Northwest Fiber, LLC (filed as Exhibit 2.1 to Frontier’s Current Report on form 8-K filed on May 29, 2019).*

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.200.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).*
3.2
Certificate of Amendment of Restated Certificate of Incorporation, effective July 31, 2008 (filed as Exhibit 3.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).*

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to Frontier’s Current Report on Form 8-K filed July 1, 2010).*
3.4	Certificate of Amendment of Restated Certificate of Incorporation, effective July 5, 2017 (filed as Exhibit 3(i) to Frontier’s Current Report on Form 8-K field on July 10, 2017). *
3.5	By-laws, as amended May 7, 2019 (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on May 9, 2019).*
3.6
Certificate of Designations of Series B Stock of Frontier, as filed with the Secretary of State of Delaware on July 1, 2019 (filed as Exhibit 3.1 to Frontiers Current Report on Form 8-K filed July 1, 2019). *

4.1
Indenture of Securities, dated as of August 15, 1991, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee (the “August 1991 Indenture”) (filed as Exhibit 4.100.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1991).*

4.2
Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.68% Debentures due 2034 (filed as Exhibit 4.100.7 to Frontier’s Current Report on Form 8-K filed on January 3, 1995).*

4.3
Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.45% Debentures due 2035 (filed as Exhibit 4.100.8 to Frontier’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4.4
Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7% Debentures due 2025 (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).*

4.5
Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 6.8% Debentures due 2026 (filed as Exhibit 4.100.11 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).*

4.6
Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.05% Debentures due 2046 (filed as Exhibit 4.100.12 to the 1996 10-K).*

4.7
Indenture, dated as of August 16, 2001, between Frontier and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee, with respect to 9% Senior Notes due 2031 (including the form of note attached thereto) (filed as Exhibit 4.1 of Frontier’s Current Report on Form 8-K filed on August 22, 2001).*

4.8
Indenture, dated as of December 22, 2006, between Frontier and The Bank of New York, as Trustee, with respect to 7.875% Senior Notes due 2027 (including the form of note attached thereto) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on December 29, 2006).*

4.9
Indenture dated as of April 9, 2009, between Frontier and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).*

4.10
Third Supplemental Indenture to the April 2009 Indenture, dated as of May 22, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 9.25% Senior Notes due 2021 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)).*

4.11	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K).*
4.12
Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).*

4.13	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K).*
4.14
First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2012).*

4.15
Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”)).*

4.16
Sixth Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on September 17, 2014 (the “September 17, 2014 8-K”)).*

4.17
Seventh Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).*

4.18	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).*
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
4.24
Base Indenture, dated as of September 25, 2015 (the “2015 Base Indenture”), between Frontier Communications Corporation and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 30, 2015 10-Q”)).*

4.25
First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 8.875% Senior Notes due 2020 (including the forms of notes attached thereto) (filed as Exhibit 4.2 to the September 30, 2015 10-Q).*

4.26
Second Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 10.500% Senior Notes due 2022 (including the forms of notes attached thereto) (filed as Exhibit 4.3 to the September 30, 2015 10-Q).*

4.27
Third Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to 11.000% Senior Notes due 2025 (including the forms of notes attached thereto) (filed as Exhibit 4.4 to the September 30, 2015 10-Q). *

4.28
Fourth Supplemental Indenture, dated as of March 20, 2018, to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to the 8.875% Senior Notes due 2020 (filed as Exhibit 4.3 to the March 21, 2018 8-K).*

4.29
Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 30, 2016 10-Q”)).*

4.30
Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q). *

4.31
First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q). *

4.32
Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q). *

4.33
First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q). *

4.34
Indenture, dated as of March 19, 2018, by and among, Frontier Communications Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee and collateral agent, with respect to the 8.500% Second Lien Secured Notes due 2026 (including the forms of notes attached thereto) (filed as Exhibit 4.1 to the March 31, 2018 10-Q).*

4.35
Indenture, dated as of March 15, 2019, by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank, N.A., as collateral agent, and The Bank of New York Mellon, as trustee, with respect to the 8.000% First Lien Secured Notes due 2027 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on March 18, 2019).*

4.36	Form of 8.000% First Lien Secured Note due 2027 (included in Exhibit 4.35).*
4.37	Section 382 Rights Agreement, dated as of July 1, 2019, between Frontier and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Frontier’s Form 8-K filed July 1, 2019).*
4.38	Description of Frontier’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Credit Agreement, dated as of October 12, 2016, by and among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on October 12, 2016 (the “2016 CoBank Credit Agreement”)).*

10.2
First Amendment, dated as of March 29, 2017, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10.2 to the March 29, 2017 8-K).*

10.3
Second Amendment, dated as of January 25, 2018, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ACB, as the Administrative Agent (filed as Exhibit 10.3 to the January 25, 2018 8-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.4
Third Amendment, dated as of July 3, 2018, to the 2016 CoBank Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and CoBank, ABC, as the Administration Agent (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on July 5, 2018).*

10.5
First Amended and Restated Credit Agreement, dated as of February 27, 2017, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10 to Frontier’s Current Report on Form 8-K filed on February 28, 2017) (the “JPM Credit Agreement”).*

10.6
Amendment No. 1, dated as of February 27, 2017, to the JPM Credit Agreement, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10 to the February 28, 2017 8-K).*

10.7
Amendment No. 2, dated as of January 25, 2018, to the JPM Credit Agreement, among Frontier, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the January 25, 2018 8-K).*

10.8
Consent and Amendment No. 3, dated as of July 3, 2018 to the JPM Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on July 5, 2018).*

10.9
Amendment No. 4, dated as of March 15, 2019, to the JPM Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed March 18, 2019).*

10.10
Amendment No. 5, dated as of April 26, 2019, to the JPM Credit Agreement, among Frontier, as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*

10.11
Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).*

10.12	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among Frontier, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).*
10.13
Non-Employee Directors’ Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K)”). *

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

10.22	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).*
10.23	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).*
10.24	Offer of Employment Letter, dated December 6, 2016, between Frontier and Kenneth Arndt. (filed as Exhibit 10.31 to the December 31, 2017 10-K).*
10.25	Offer of Employment Letter, dated October 3, 2012, between Frontier and Steven Gable. (filed as Exhibit 10.32 to the December 31, 2017 10-K.).*
10.26	Form of Restricted Stock Agreement. (filed as Exhibit 10.33 to the December 31, 2017 10-K).*
10.27	Form of Performance Share Agreement. (filed as Exhibit 10.34 to the December 31, 2017 10-K).*
10.28	Form of Restricted Cash Award Agreement. (filed as Exhibit 10.35 to the December 31, 2017 10-K).*
10.29	Form of Performance Cash Award Agreement. (filed as Exhibit 10.36 to the December 31, 2017 10-K).*
10.30	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans (filed as Exhibit 10.29 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2016). *
10.31	Form of Indemnification Agreement with Directors and Officers. (filed as Exhibit 10.38 to the December 31, 2017 10-K).*

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

10.32	Offer of Employment Letter, dated June 12, 2017, between Frontier and John Maduri (filed as Exhibit 10.3 to the Second Quarter 2017 10-Q).*
10.33	Bonus Letter, dated July 17, 2019, between Frontier and Mark D. Nielsen.
10.34
Form of Acceptance of Recapture Agreement relating to Frontier’s 2019 bonus plan and retention awards (filed as Exhibit 10.34 to Fontier's Annual Report on Form 10-K for the year ended December 31, 2018).*

10.35	Severance Agreement, dated August 2, 2019, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.2 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*
10.36	Offer of Employment Letter, dated June 7, 2019, between Frontier and Sheldon L. Bruha (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*
10.37	Form of Severance Agreement for Frontier’s Senior Leadership Team (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).*
10.38	Employment Agreement between Frontier and Bernard L. Han (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on December 3, 2019).*
10.39	Release Agreement between Frontier and Daniel J. McCarthy (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on December 3, 2019).*
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.

Exhibits 10.13 through 10.39 are management contracts or compensatory plans or arrangements.

*	Incorporated by reference.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Bernard L. Han
Bernard L. Han
President and Chief Executive Officer

March 31, 2020

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2020.

Signature	Title

/s/ Kevin L. Beebe	Director
(Kevin L. Beebe)

/s/ Sheldon Bruha	Executive Vice President, Chief Financial Officer
(Sheldon Bruha)	(Principal Financial Officer)

/s/ Peter C. B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Chief Accounting Officer
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ Bernard L. Han	President & Chief Executive Officer
(Bernard L. Han)	(Principal Executive Officer)

/s/ Paul M. Keglevic	Director
(Paul M. Keglevic)

/s/ Mohsin Y. Meghji	Director
(Mohsin Y. Meghji)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Robert A. Schriesheim	Director
(Robert A. Schriesheim)

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Bernard L. Han	/s/ Sheldon Bruha
Bernard L. Han	Sheldon Bruha
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

Norwalk, Connecticut
March 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frontier Communications Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenues and related costs in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has identified certain conditions and events, including a potential financial restructuring of its existing debt, existing equity interest and certain other obligations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Frontier Communications Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements), and our report dated March 31, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Stamford, Connecticut
March 31, 2020

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018
($ in millions and shares in thousands, except for per-share amounts)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$760	$354
Accounts receivable, less allowances of $120 and $105, respectively	629	723
Contract acquisition costs	105	107
Prepaid expenses	89	86
Assets held for sale	1,401	-
Income taxes and other current assets	53	60
Total current assets	3,037	1,330

Property, plant and equipment, net	12,963	14,187
Goodwill, net	-	6,383
Other intangibles, net	1,020	1,494
Other assets	468	265
Total assets	$17,488	$23,659

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$994	$814
Accounts payable	437	495
Advanced billings	219	256
Accrued other taxes	206	182
Accrued interest	407	381
Pension and other postretirement benefits	43	39
Liabilities held for sale	123	-
Other current liabilities	375	394
Total current liabilities	2,804	2,561

Deferred income taxes	462	1,109
Pension and other postretirement benefits	1,896	1,750
Other liabilities	412	281
Long-term debt	16,308	16,358

Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares, 106,025 issued, and 105,131 and 105,536 outstanding, at December 31, 2019 and 2018, respectively)	27	27
Additional paid-in capital	4,815	4,802
Accumulated deficit	(8,573)	(2,752)
Accumulated other comprehensive loss, net of tax	(650)	(463)
Treasury common stock	(13)	(14)
Total equity (deficit)	(4,394)	1,600
Total liabilities and equity (deficit)	$17,488	$23,659

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
($ in millions and shares in thousands, except for per-share amounts)

	2019	2018	2017

Revenue	$8,107	$8,611	$9,128

Operating expenses:
Network access expenses	1,247	1,441	1,597
Network related expenses	1,810	1,898	1,958
Selling, general and administrative expenses	1,804	1,815	2,017
Depreciation and amortization	1,780	1,954	2,184
Goodwill impairment	5,725	641	2,748
Loss on disposal of Northwest Operations	446	-	-
Acquisition and integration costs	-	-	25
Restructuring costs and other charges	168	35	82
Total operating expenses	12,980	7,784	10,611

Operating income (loss)	(4,873)	827	(1,483)

Investment and other income (loss), net	(37)	13	1
Pension settlement costs	57	41	83
Gains (Loss) on early extinguishment of debt	(20)	32	(88)
Interest expense	1,535	1,536	1,534

Loss before income taxes	(6,522)	(705)	(3,187)
Income tax benefit	(611)	(62)	(1,383)

Net loss	(5,911)	(643)	(1,804)
Less: Dividends on preferred stock	-	107	214

Net loss attributable to Frontier common shareholders	$(5,911)	$(750)	$(2,018)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(56.80)	$(8.37)	$(25.99)

Total weighted average shares outstanding - basic and diluted	104,065	89,683	77,736

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
($ in millions)

	2019	2018	2017

Net loss	$(5,911)	$(643)	$(1,804)
Other comprehensive income (loss), net of tax	(108)	(97)	21

Comprehensive loss	$(6,019)	$(740)	$(1,783)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
($ in millions and shares in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Common Stock		Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at December 31, 2016	19,250	$-	79,532	$20	$5,561	$(460)	$(387)	(1,362)	$(215)	$4,519
Cumulative-effect adjustment from adoption of ASU 2016-09	-	-	-	-	-	1	-	-	-	1
Stock plans	-	-	-	-	(47)	-	-	271	64	17
Dividends on common stock ($3.42 per share)	-	-	-	-	(266)	-	-	-	-	(266)
Dividends on preferred stock ($11.12 per share)	-	-	-	-	(214)	-	-	-	-	(214)
Net loss	-	-	-	-	-	(1,804)	-	-	-	(1,804)
Other comprehensive income, net of tax	-	-	-	-	-	-	21	-	-	21
Balance at December 31, 2017	19,250	-	79,532	20	5,034	(2,263)	(366)	(1,091)	(151)	2,274
Impact of adoption of ASC 606	-	-	-	-	-	154	-	-	-	154
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	964	-	(118)	-	-	602	137	19
Dividends on preferred stock ($5.56 per share)	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(643)	-	-	-	(643)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(97)	-	-	(97)
Balance at December 31, 2018	-	-	106,025	27	4,802	(2,752)	(463)	(489)	(14)	1,600
ASC 842 transition adjustment	-	-	-	-	-	11	-	-	-	11
Impact of adoption of ASU 2018-02	-	-	-	-	-	79	(79)	-	-	-
Stock plans	-	-	-	-	13	-	-	(405)	1	14
Net loss	-	-	-	-	-	(5,911)	-	-	-	(5,911)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(108)	-	-	(108)
Balance at December 31, 2019	-	$-	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
($ in millions)

	2019	2018	2017
Cash flows provided from (used by) operating activities:
Net loss	$(5,911)	$(643)	$(1,804)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Depreciation and amortization	1,780	1,954	2,184
(Gain) Loss on early extinguishment of debt	20	(32)	88
Pension settlement costs	57	41	83
Pension/OPEB special termination benefit enhancements	44		5
Stock-based compensation expense	15	18	14
Amortization of deferred financing costs	30	34	33
Other adjustments	-	(32)	(14)
Deferred income taxes	(619)	(67)	(1,385)
Goodwill Impairment	5,725	641	2,748
Loss on disposal of Northwest Operations	446	-	-
Change in accounts receivable	48	65	122
Change in accounts payable and other liabilities	(122)	(141)	(298)
Change in prepaid expenses, income taxes and other assets	(5)	(26)	74
Net cash provided from operating activities	1,508	1,812	1,850

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(1,226)	(1,192)	(1,154)
Capital expenditures - Integration activities	-	-	(34)
Proceeds on sale of assets	88	11	110
Other	4	5	24
Net cash used by investing activities	(1,134)	(1,176)	(1,054)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(2,008)	(2,515)	(1,811)
Proceeds from long-term debt borrowings	1,650	1,840	1,500
Proceeds from revolving debt	949	525	-
Repayment of revolving debt	(475)	(250)	-
Financing costs paid	(44)	(43)	(15)
Dividends paid on common stock	-	-	(266)
Dividends paid on preferred stock	-	(107)	(214)
Premium paid to retire debt	-	(17)	(86)
Finance lease obligation payments	(35)	(36)	(42)
Other	(5)	(5)	(8)
Net cash provided from (used by) financing activities	32	(608)	(942)
Increase (Decrease) in cash, cash equivalents and restricted cash	406	28	(146)
Cash, cash equivalents and restricted cash at January 1,	404	376	522
Cash, cash equivalents and restricted cash at December 31,	$810	$404	$376

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	1,469	1,507	1,548
Income tax payments (refunds), net	4	4	(51)

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	-	37	-
Reduction of pension obligation	-	37	-
Increase (Decrease) in capital expenditures due to changes in accounts payable	13		50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies:

(a)	Description of Business:
Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.1 million customers, 3.5 million broadband subscribers and 18,300 employees, operating in 29 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

For our financial statements as of and for the period ended December 31, 2019, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(c)	Going Concern:
Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern within one year after the date of the issuance of our consolidated financial statements. As reflected in our consolidated financial statements, the Company had cash and cash equivalents of $760 million and an accumulated deficit of $8,573 million as of December 31, 2019. The Company also had an operating loss of $4,873 million and a net loss of $5,911 million for the year ended December 31, 2019.

The Company engaged in discussions with certain holders of the Company’s unsecured notes that executed confidentiality agreements with the Company (the Unsecured Noteholders) with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the Company Parties). The Restructuring is currently expected to be effected pursuant to a plan of reorganization (Plan) to be filed in cases commenced under chapter 11 (Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code). Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Furthermore, on March 16, 2020, we deferred making $322 million in scheduled interest payments due on certain of our senior notes and a 60-day grace period commenced under the indentures governing those notes. We elected to enter into the grace period in order to collaborate with certain Unsecured Noteholders regarding the Restructuring. If we do not make these interest payments by May 15, 2020 or if we do not make any required principal payments required under the indentures governing our notes, an event of default would occur under the applicable indentures, which would give the trustee or the holders of at least 25% of principal amount the option to accelerate maturity of the principal, plus any accrued and unpaid interest on such notes. The Company has also elected to defer making scheduled interest payments due on April 1, 2020 with respect to certain of its debentures.

The Company evaluated the impact of undertaking the Restructuring and the payment deferral described above on its ability to continue as a going concern. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Restructuring from various stakeholders, (ii) the effects of disruption from the Restructuring making it more difficult to maintain business, (iii) financing and operational relationships and (iv) the limited liquidity to pay the principal balance of the deferred payment senior notes and debentures upon an event of default, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

(d)	Cash Equivalents:
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “other assets” on our consolidated balance sheet as of December 31, 2019. These amounts represent funds held as collateral by certain insurance carriers.

(e)	Revenue Recognition
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

Surcharges and Subsidies
Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), of $221 million, $213 million, and $216 million for the years ended December 31, 2019, 2018 and 2017, respectively, and video franchise fees of $40 million, $47 million, and $52 million for the years ended December 31, 2019, 2018, and 2016, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

(f)	Property, Plant and Equipment:
Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

(g)	Goodwill and Other Intangibles:
Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets acquired. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase prices to assets and liabilities, including property, plant and equipment, goodwill and other identifiable intangibles. We examine the carrying value of our goodwill and trade name annually as of December 31, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the “reporting unit” level, as that term is defined in GAAP.

We have two reporting units (following the announcement of the sale of the Northwest Operations) that aggregate to one operating segment, based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. We tested goodwill for impairment as of September 30, 2019 as a result of the continued decline in share price of our common stock since December 31, 2018, the date of our last annual goodwill impairment test. As of September 30, 2019, goodwill was fully impaired. No further impairment testing is required as of December 31, 2019. Refer to Note 8 for a discussion of our goodwill impairment testing and results as of December 31, 2019.

Frontier amortizes its customer list and certain other finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits and its royalty agreement over its estimated useful life on the straight-line method. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

(h)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
We review long-lived assets to be held and used, including customer lists and property, plant and equipment, and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value. Also, we periodically reassess the useful lives of our long-lived assets to determine whether any changes are required.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

(k)	Net Loss Per Share Attributable to Frontier Common Shareholders:
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period being reported on, excluding unvested restricted stock awards. The impact of dividends paid on unvested restricted stock awards have been deducted in the determination of basic and diluted net income (loss) per share attributable to Frontier common shareholders. Except when the effect would be antidilutive, diluted net income per common share reflects the dilutive effect of certain common stock equivalents, as described further in Note 16 – Net Loss Per Common Share.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (the TCJA) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations,” even in situations where the related items were originally recognized in “Other comprehensive income.” Frontier adopted this standard as of January 1, 2019 by recording a decrease to accumulated deficit of $79 million, with a corresponding increase to Accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of equity (deficit).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements Not Yet Adopted

Financial Instrument Credit Losses
In June 2016, The FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. This standard, along with its amendments, update the current financial statement impairment model requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted.  Frontier is still evaluating the impact of adopting this standard on our consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820):Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. New disclosures related to this standard will be applied in future filings.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”. This standard eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this guidance beginning January 1, 2021. Early adoption is permitted. The amendments in the standard would need to be applied on a retrospective basis. New disclosures related to this standard will be applied in future filings.

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Frontier plans to early adopt this standard effective for January 1, 2020, with no expected material impact on our consolidated financial statements.

(3)	Revenue Recognition:
Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” (ASC 606).

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Voice services include traditional local and long-distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voice services also include the long-distance voice origination and termination services that we provide to our business customers and other carriers;

Video services include revenues generated from services provided directly to residential customers through the FiOS and Vantage video brands, and through Dish satellite TV services;

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

The following tables provide a summary of revenues, by category.

	For the year ended December 31,
($ in millions)	2019	2018	2017 (1)
Data and Internet services	$3,756	$3,878	$3,862
Voice services	2,500	2,721	2,864
Video services	1,005	1,085	1,304
Other	477	544	322

Revenue from contracts with customers	7,738	8,228	8,352
Subsidy and other regulatory revenue	369	383	776
Total revenue	$8,107	$8,611	$9,128

	For the year ended December 31,
($ in millions)	2019	2018	2017 (1)
Consumer	$4,153	$4,380	$4,476
Commercial	3,585	3,848	3,876

Revenue from contracts with customers	7,738	8,228	8,352
Subsidy and other regulatory revenue	369	383	776
Total revenue	$8,107	$8,611	$9,128

(1)	Revenues for the year ended December 31, 2017 have not been adjusted under the modified retrospective method of adoption of ASC 606.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of the changes in the assets established for our costs to acquire customers for the years ended December 31, 2019 and 2018:

	Contract Acquisition Costs
($ in millions)	Current	Noncurrent

Balance at January 1, 2018	$87	$117
Commissions deferred	128	10
Commission costs recognized	(108)	-
Balance at December 31, 2018	107	127
Commissions deferred	138	6
Commission costs recognized	(131)	-
Reclass to assets held for sale	(9)	(12)
Balance at December 31, 2019	$105	$121

The following is a summary of the changes in the contract assets and contract liabilities for the years ended December 31, 2019 and 2018:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019	$44	$25	$49	$22
Revenue recognized included in opening contract balance	(39)	(12)	(81)	(17)
Cash received, excluding amounts recognized as revenue	-	-	78	16
Credits granted, excluding amounts recognized as revenue	30	1	-	-
Reclassified between Current and Noncurrent	5	(5)	-	-
Reclassified to held for sale	(3)	(1)	(5)	-
Balance at December 31, 2019	$37	$8	$41	$21

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2018	$40	$37	$41	$19
Revenue recognized included in opening contract balance	(49)	(8)	(106)	(13)
Cash received, excluding amounts recognized as revenue	-	-	129	6
Credits granted, excluding amounts recognized as revenue	49	-	-	-
Reclassified between Current and Noncurrent	4	(4)	(10)	10
Other	-	-	(5)	-
Balance at December 31, 2018	$44	$25	$49	$22

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

($ in millions)	Revenue from remaining performance obligations

2020	$2,163
2021	957
2022	431
2023	200
2024	107
Thereafter	160
Total	$4,018	(1)

(1)	Future performance obligations include $289 million related to our Northwest Operations.

(4)	Acquisition:
On April 1, 2016, Frontier acquired the wireline operations of Verizon Communications, Inc. in California, Texas and Florida (CTF) for a purchase price of $10,540 million in cash and assumed debt, pursuant to the February 5, 2015 Securities Purchase Agreement, as amended.

In 2017, we incurred $25 million of Integration costs, and invested $34 million in capital expenditures.

(5)	Accounts Receivable:
The components of accounts receivable, net at December 31, 2019 and 2018 are as follows:

($ in millions)	2019	2018

Retail and Wholesale	$678	$745
Other	71	83
Less: Allowance for doubtful accounts	(120)	(105)
Accounts receivable, net	$629	$723

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 is as follows:

($ in millions)	Balance at beginning of the Period	ASC 606 Transition Adjustment	Increases: Charged to Revenue	Decreases: Write-offs and Customer Credits	Reclassified to Assets Held for Sale	Balance at end of the Period

2017	$131	$-	$87	$(149)	$-	$69
2018	$69	$32	$93	$(89)	$-	$105
2019	$105	$-	$109	$(83)	$(11)	$120

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $109 million, $93 million and $87 million for the years ended December 31, 2019, 2018 and 2017, respectively. The provision for uncollectible amounts charged to revenue during 2019 and the ending balance in the allowance account as of December 31, 2019 were elevated as a result of ongoing billing disputes with some of our wholesale customers. Our allowance for doubtful accounts decreased during 2018 primarily as a result of resolutions of carrier disputes and increased collection efforts on delinquent balances in both our CTF and Legacy markets and increased in 2017 primarily as a result of the customer account balances related to CTF Operations subsequent to the CTF Acquisition.  Resolutions reached with carriers resulted in a reduction of our reserves of $37 million, $9 million, and $39 million in 2019, 2018 and 2017, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)	Property, Plant and Equipment:
Property, plant and equipment, net at December 31, 2019 and 2018 are as follows:

($ in millions)	Estimated Useful Lives	2019	2018

Land	N/A	$217	$230
Buildings and leasehold improvements	40 years	2,171	2,302
General support	5 to 15 years	1,624	1,616
Central office/electronic circuit equipment	5 to 8 years	7,968	8,447
Poles	30 years	1,274	1,211
Cable, fiber and wire	15 to 25 years	11,312	11,743
Conduit	50 years	1,608	1,672
Construction work in progress		378	436
Property, plant and equipment		26,552	27,657
Less: Accumulated depreciation		(13,589)	(13,470)
Property, plant and equipment, net		$12,963	$14,187

As of December 31, 2019, $1,049 million of fixed assets were reclassified to assets held for sale in relation to the planned sale of the Northwest Operations (see Note 7).

Property, plant, and equipment includes approximately $167 million, $152 million, and $171 million of fixed assets recognized under capital leases as of December 31, 2019, 2018 and 2017, respectively.

In 2017 and 2018, we sold certain properties subject to leaseback, generating $106 million in net proceeds. In connection with the adoption of ASC 842, the $15 million ($11 million net of tax) unamortized deferred gains resulting from these transactions were recognized directly to opening accumulated deficit as of January 1, 2019.

In January 2019, we closed the sale of certain wireless towers for approximately $76 million in cash. The aggregate carrying value of the towers was approximately $1 million, resulting in a gain on the sale of $75 million which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet during 2019.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the year ended December 31,
($ in millions)	2019	2018	2017

Depreciation expense	$1,335	$1,385	$1,485

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2019, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)	Planned divestiture of Northwest Operations:
In May 2019, Frontier entered into a definitive agreement to sell its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations) for $1,352 million, subject to certain closing adjustments, including adjustments for working capital and certain pension and retiree medical liabilities. The sale is expected to close during the first half of 2020, subject to customary closing conditions. In connection with the sale, Frontier has entered into a transition services agreement with the purchaser to provide various network and support services for a minimum of six months following the transaction closing.

This transaction does not represent a strategic shift for Frontier; therefore, it does not meet the criteria to be classified as a discontinued operation. As a result, the Northwest Operations will continue to be reported in our operating results until the sale is finalized.

Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by ASC 360. The Company also separately classified the related assets and liabilities of the business as held-for-sale in its December 31, 2019 consolidated balance sheet.

As a result of its evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, Frontier recorded an estimated loss on disposal of $446 million during 2019 in its consolidated statement of operations and a valuation allowance included in assets held for sale on its consolidated balance sheet.

The principal components of the held-for-sale assets and liabilities as of December 31, 2019 are as follows:

($ in millions)	December 31, 2019
ASSETS

Accounts receivable, less allowances of $11	$46
Prepaid expenses	1
Contract acquisition costs	9
Other current assets	3
Property, plant and equipment, net	1,049
Goodwill (1)	658
Other intangibles, net	30
Other assets	26
Valuation allowance on assets held for sale	(421)
Total assets held for sale	$1,401

LIABILITIES

Accounts payable	$12
Advanced billings	18
Accrued other taxes	6
Other current liabilities	18
Pension and other postretirement benefits (2)	29
Other liabilities	40
Total liabilities held for sale	$123

(1)	The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.
(2)
Excludes pension liability of $163 million, which will be fully funded upon closing. Approximately $98 million, or 60% of the pension liability will be funded through the transfer of pension plan assets. The remaining liability will be separately funded by Frontier at the time of closing.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)	Goodwill and Other Intangibles:
The changes in the carrying amount of goodwill, net for the years ended December 31, 2019 and 2018 were as follows:

($ in millions)	Goodwill, net

Balance at January 1, 2018	$7,024
Goodwill Impairment	(641)
Balance at December 31, 2018	6,383
Reclassified as held for sale (1)	(658)
Goodwill impairment	(5,725)
Balance at December 31, 2019	$-

(1)	Represents the amounts reclassified as held-for-sale related to the Company’s Northwest Operations (see Note 7).

We perform impairment tests related to our goodwill annually as of December 31, or sooner if an indicator of impairment occurs. Accumulated goodwill impairment charges were $9,154 million and $3,429 million as of December 31, 2019 and 2018, respectively.

The decline in our stock price, our profitability, and the outlook of our business during the second and third quarter of 2019 were each triggering events that required an impairment assessment in each of the second and third quarter of 2019. The decline of our stock price during 2018 was a triggering event that required an impairment assessment in each of the final three quarters of 2018. As of September 30, 2019, goodwill was fully impaired and therefore no qualitative or quantitative assessment was required as of December 31, 2019.

We use a market multiples approach to determine Frontier’s enterprise fair value for purposes of assessing goodwill for impairment. Marketplace comparisons, analyst reports and trends for other public companies within the communications industry whose service offerings are comparable to ours have a range of fair value multiples between 4.4x and 6.5x of annualized expected EBITDA as adjusted for certain items.  We estimated the enterprise fair value using a multiple of 4.4x EBITDA for both the second and third quarter 2019 evaluations, a multiple of 5.3x EBITDA for the fourth quarter 2018 evaluation, and a multiple of 5.5x EBITDA for each of the first three quarterly evaluations in 2018.

The market multiples approach we use incorporates significant estimates and assumptions related to our forecasted profitability, principally revenue and operating expenses. Our assessment also includes certain qualitative factors that required significant judgment, including challenges in achieving improvements in revenue and customer trends, the amount and timing of other anticipated Transformation benefits, and uncertainty regarding the timing and successor to the FCC’s CAF Phase II program. Alternative interpretations of these factors could have resulted in different conclusions regarding the need for, or size of, an impairment.

We recorded goodwill impairments totaling $5,725 million for the year ended December 31, 2019. The impairment in the second and third quarters of 2019 reflected lower enterprise valuation driven by lower profitability, as well as a reduction in the utilized market multiple from 5.3x EBITDA at December 31, 2018 to the 4.4x EBITDA utilized during our quantitative assessments in 2019. This reflects, among other things, pressures on our business resulting in the continued deterioration in revenue, challenges in achieving improvements in revenue and customer trends, the long-term sustainability of our capital structure, and the lower outlook of our industry as a whole.

We recorded goodwill impairments totaling $641 million for year ended December 31, 2018. The driver for the impairment in the third quarter of 2018 was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation. During the fourth quarter of 2018, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.5x to 5.3x reflecting the lower outlook for our industry as a whole.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We recorded goodwill impairments totaling $2,748 million for the year ended December 31, 2017. The driver for the impairment in the second quarter of 2017 was a reduction in our profitability and utilized EBITDA estimate, which when applied to our market multiple resulted in a lower enterprise valuation. During the fourth quarter, the impairment was largely driven by a lower enterprise valuation resulting from a reduction in utilized market multiple from 5.8x to 5.5x reflecting the lower outlook for our industry as a whole. The revaluation of our net deferred tax liabilities which resulted from the enactment of Tax Cut and Job Act, caused further goodwill impairment (see Note 15).

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either finite-lived intangibles or property plant and equipment as of December 31, 2019, 2018, and 2017.

The components of other intangibles at December 31, 2019 and 2018 are as follows:

	2019			2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other Intangibles:
Customer base	$4,332	$(3,452)	$880	$5,188	$(3,848)	$1,340
Trade name	122	-	122	122	-	122
Royalty agreement	72	(54)	18	72	(40)	32
Total other intangibles	$4,526	$(3,506)	$1,020	$5,382	$(3,888)	$1,494

The decrease in our customer base was driven by the reclassification of $856 million ($30 million net of accumulated amortization) related to the customer base asset expected to be transferred in the planned divestiture of our Northwest Operations.

Amortization expense was as follows:

	For the year ended December 31,
($ in millions)	2019	2018	2017

Amortization expense	$445	$569	$699

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method. The approximate weighted average remaining life of our customer base is 4.4 years and for our royalty agreement is 1.3 years. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $343 million in 2020, $253 million in 2021, $170 million in 2022, $95 million in 2023, and $26 million in 2024.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)	Long-Term Debt:

Subsequent Event
For information about subsequent events related to the Restructuring, refer to Note 23.

The activity in our long-term debt from January 1, 2019 to December 31, 2019 is summarized as follows:

		For the year ended December 31, 2019
($ in millions)	January 1, 2019	Payments and Retirements	New Borrowings	December 31, 2019	Interest Rate at December 31, 2019*

Secured debt issued by Frontier	$5,246	$(2,134)	$2,599	$5,711	7.24%
Unsecured debt issued by Frontier	11,297	(348)	-	10,949	9.62%
Secured debt issued by subsidiaries	107	(1)	-	106	8.36%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,400	$(2,483)	$2,599	$17,516	8.72%

Less: Debt Issuance Costs	(178)			(168)
Less: Debt Premium/(Discount)	(50)			(46)
Less: Current Portion	(814)			(994)
	$16,358			$16,308

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts.  The interest rates at December 31, 2019 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt at December 31, 2019 and 2018 is as follows:

	December 31, 2019			December 31, 2018
($ in millions)	Principal Outstanding	Interest Rate		Principal Outstanding	Interest Rate

Secured debt issued by Frontier
Term loan due 3/31/2021 (1)	$-			$1,402	5.280% (Variable)
Term loan due 10/12/2021(2)	-			239	7.405% (Variable)
Revolver due 2/27/2024(3)	749	4.760% (Variable)		275	5.280% (Variable)
Term loan due 6/15/2024 (4)	1,699	5.550% (Variable)		1,716	6.280% (Variable)
First lien notes due 4/1/2027	1,650	8.000%		-
Second lien notes due 4/1/2026	1,600	8.500%		1,600	8.500%
IDRB due 5/1/2030	13	6.200%		13	6.200%
Equipment financings	-			1	0.000%
Total secured debt issued by Frontier	5,711			5,246

Unsecured debt issued by Frontier
Senior notes due 3/15/2019	-			348	7.125%
Senior notes due 4/15/2020	172	8.500%		172	8.500%
Senior notes due 9/15/2020	55	8.875%		55	8.875%
Senior notes due 7/1/2021	89	9.250%		89	9.250%
Senior notes due 9/15/2021	220	6.250%		220	6.250%
Senior notes due 4/15/2022	500	8.750%		500	8.750%
Senior notes due 9/15/2022	2,188	10.500%		2,188	10.500%
Senior notes due 1/15/2023	850	7.125%		850	7.125%
Senior notes due 4/15/2024	750	7.625%		750	7.625%
Senior notes due 1/15/2025	775	6.875%		775	6.875%
Senior notes due 9/15/2025	3,600	11.000%		3,600	11.000%
Debentures due 11/1/2025	138	7.000%		138	7.000%
Debentures due 8/15/2026	2	6.800%		2	6.800%
Senior notes due 1/15/2027	346	7.875%		346	7.875%
Senior notes due 8/15/2031	945	9.000%		945	9.000%
Debentures due 10/1/2034	1	7.680%		1	7.680%
Debentures due 7/1/2035	125	7.450%		125	7.450%
Debentures due 10/1/2046	193	7.050%		193	7.050%
Total unsecured debt issued by Frontier	10,949			11,297

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%		100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%		7	6.154%
Total secured debt issued by subsidiaries	106			107

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%		200	6.750%
Debentures due 2/1/2028	300	6.860%		300	6.860%
Debentures due 2/15/2028	200	6.730%		200	6.730%
Debentures due 10/15/2029	50	8.400%		50	8.400%
Total unsecured debt issued by subsidiaries	750			750

Total debt	$17,516	8.486	%(5)	$17,400	8.411	%(5)

(1)	Represents borrowings under the JPM Credit Agreement Term Loan A, as defined below.
(2)	Represents borrowings under the 2016 CoBank Credit Agreement, as defined below.
(3)	Represents borrowings under the JPM Credit Agreement Revolver, as defined below.
(4)	Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.
(5)	Interest rate represents a weighted average of the stated interest rates of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of December 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of December 31, 2019 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of December 31, 2019, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $101 million). In July 2019, a $20 million Letter of Credit issued under the Bank of Tokyo LC agreement was replaced by a Letter of Credit issued under the Revolver.

On March 15, 2019, Frontier amended the JPM Credit Agreement to, among other things, extend the maturity date of the Revolver from February 27, 2022 to February 27, 2024 (subject to springing maturity to any tranche of our existing debt with an aggregate outstanding principal amount in excess of $500 million), increase the interest rate applicable to loans under the Revolver by 0.25% and make certain modifications to the debt and restricted payment covenants. On April 26, 2019, Frontier further amended the JPM Credit Agreement to, among other things, extend the maturity date of the outstanding small tranche of loans under the Revolver that had not been party to the March 2019 amendments.

Frontier also had a $1,625 million senior secured Term Loan A facility (the Term Loan A) under the JPM Credit Agreement which was fully repaid on March 15, 2019, as described below under “New Debt Issuances and Debt Reductions.”

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

Repaid CoBank Credit Facilities
Frontier had a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders which was repaid in full on March 15, 2019. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018. Details of both transactions are described below under “New Debt Issuances and Debt Reductions.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2019, we were in compliance with all of our covenants under our indentures and the JPM Credit Agreement.

New Debt Issuances and Debt Reductions:
On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of 8.000% First Lien Secured Notes due 2027 (the First Lien Notes). The First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees the JPM Credit Agreement, including the Term Loan B and Revolver. The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the JPM Credit Agreement and certain other permitted future senior indebtedness and senior in right of payment to all subordinated obligations of the guarantors. The First Lien Notes are secured on a first-priority basis by all the assets that secure the Company’s obligations under the JPM Credit Agreement on a first-priority basis. Interest on the First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

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

For the year ended December 31, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

During the year ended December 31, 2019, Frontier recorded a loss on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of 8.500% Second Lien Secured Notes due 2026 (the “Second Lien Notes”). The Second Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees the JPM Credit Agreement. The guarantees are unsecured obligations of the guarantors and subordinated in right of payment to all of the guarantor’s obligations under the Company’s JPM Credit Agreement and certain other permitted future senior indebtedness but equal in right of payment with all other unsubordinated obligations of the guarantors. The Second Lien Notes indenture provides that (a) the aggregate amount of all guaranteed obligations guaranteed by the guarantors are limited and shall not, at any time, exceed the lesser of (x) the principal amount of the Second Lien Notes then outstanding and (y) the Maximum Guarantee Amount (as defined in the Second Lien Notes indenture), and (b) for the avoidance of doubt, nothing in the Second Lien Notes indenture shall, on any date or from time to time, allow the aggregate amount of all such guaranteed obligations guaranteed by the guarantors to cause or result in the Company or any subsidiary violating any indenture governing the Company’s existing senior notes.

The Second Lien Notes are secured on a second-priority basis by all the assets that secure Frontier’s obligations under the JPM Credit Agreement on a first-priority basis. The collateral securing the Second Lien Notes and the JPM Credit Agreement is limited to the equity interests of certain subsidiaries of the Company and substantially all personal property of Frontier Video Services, Inc. The Second Lien Notes bear interest at a rate of 8.500% per annum and mature on April 1, 2026. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2018. On July 3, 2018, the collateral package for the Second Lien Notes was amended to replace certain operating subsidiary equity pledges with pledges of the equity interests of certain direct subsidiaries of Frontier, consistent with amendments made to the JPM Credit Agreement.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

During 2018, Frontier recorded a gain on early extinguishment of debt of $32 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

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

Our scheduled principal payments are as follows as of December 31, 2019. This does not reflect outstanding borrowings under the Revolver.

($ in millions)	Principal Payments

2020	$245
2021	$327
2022	$2,706
2023	$868
2024	$2,380
Thereafter	$10,241

Other Obligations
During 2018, Frontier contributed real estate properties with an aggregate fair value of $37 million for the purpose of funding a portion of its contribution obligations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property and, based on these appraisals, the pension plan recorded the contributions at aggregate fair value of $37 million for 2018. Frontier has entered into a lease for the contributed properties. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

For properties contributed in 2018, leases have initial terms of 20 years at a combined average aggregate annual rent of approximately $5 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, Frontier continues to depreciate the carrying value of the property in its financial statements and no gain or loss was recognized. An obligation of $37 million was recorded in our consolidated balance sheet within “Other liabilities” as of December 31, 2019 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 11 for additional details.

During 2017, Frontier modified certain operating leases for vehicles which resulted in the classification as capital leases. These agreements have lease terms of 1 to 7 years. These capital lease obligations are classified as financing lease liabilities and included in our consolidated balance sheet within “Other liabilities” and “Other current liabilities.” Refer to Note 11 for additional details.

(10)	Restructuring and Other Charges:
As of December 31, 2019, restructuring related liabilities of $15 million pertaining to employee separation charges and accrued costs related to transformation initiatives are included in “Other current liabilities” in our consolidated balance sheet.

During the second quarter of 2018, Frontier announced a strategic plan (Transformation Program) with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. We had retained a consulting firm to assist in executing on various aspects of the Transformation Program. This agreement was terminated in June 2019 and in connection therewith we made a payment in the third quarter of 2019, of approximately $30 million of previously accrued expenses. We continue to implement programs and initiatives designed to improve and enhance our business and expect associated expenses to be recognized as incurred. Amounts accrued in connection with related consulting arrangements are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs
During 2019, we incurred $168 million in expenses related to changes in the operation of our business, consisting of $46 million directly associated with transformation initiatives, $44 million of pension/OPEB special termination benefit enhancements related to a voluntary severance program, $38 million of severance and employee costs resulting from workforce reductions, and $40 million of consulting and advisory costs related to our balance sheet restructuring activities, which are included in “Restructuring costs and other charges” in our consolidated statement of operations for the year ended December 31, 2019.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a summary of the changes in the liabilities established for restructuring and related programs at December 31, 2019:

($ in millions)	Restructuring Liability
Balance at December 31, 2017	$25
Severance costs	12
Transformation initiative costs	23
Cash payments during the period	(42)
Balance at December 31, 2018	18
Severance costs	38
Transformation initiative costs	46
Other restructuring costs	40
Cash payments during the period	(127)
Balance at December 31, 2019	$15

(11)	Leases:
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

The following table includes information for the transition adjustment recorded as of January 1, 2019 to record the cumulative impact of adoption of ASC 842 for prior periods:

($ in millions)	As Reported December 31, 2018	ASC 842 Transition Adjustment		Adjusted January 1, 2019
Assets
Other assets	$265	$205	(1)	$470

Liabilities and Equity (Deficit)
Other current liabilities	$394	$32	(2)	$426
Other liabilities	$281	$158	(3)	$439
Deferred income taxes	$1,109	$4	(4)	$1,113
Accumulated deficit	$(2,752)	$11	(5)	$(2,741)

(1)	Includes $205 million of operating Right-of-use (ROU) assets recorded upon adoption.
(2)	Includes $46 million of operating lease liabilities, partially offset by $14 million recognition of the current portion of deferred gains on sale of property to accumulated deficit.
(3)
Includes $168 million of operating lease liabilities, partially offset by $1 million recognition of deferred gains on sale of property to accumulated deficit and $9 million of deferred rent reclassified to Operating Right-of-use assets.

(4)	Represents the tax effect of the recognition of $15 million in deferred gains on sale of property to accumulated deficit.
(5)	Includes the recognition of $15 million in deferred gains on the sale of property, partially offset by $4 million tax impact on the recognition of the gain.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of lease cost are as follows:

($ in millions)	For the year ended December 31, 2019

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$19
Interest on lease liabilities	15
Finance lease cost	34
Operating lease cost (1)	79
Sublease income	(11)
Total Lease cost	$102

(1)	Includes short-term lease cost of $3 million and variable lease cost of $6 million for the year ended December 31, 2019, respectively.

Prior to adoption of ASC 842, pole related rental expenses of $55 million and $56 million in the years ended December 31, 2018 and 2017, respectively, were included in lease expense. However these agreements do not qualify as leases under ASC 842, so they are not included in the lease cost above. These agreements have been included in our purchase obligations table (see Note 22). Finance lease cost included in the above table, was excluded from rental expense in the years ended December 31, 2018 and 2017, respectively, as they related to finance leases. Under ASC 840, rental expense for the years ended December 31, 2018 and 2017 was $102 million and $106 million, respectively.

Supplemental balance sheet information related to leases is as follows:

($ in millions)	December 31, 2019

Operating right-of-use assets	$204	(1)
Finance right-of-use assets	$167	(2)

Operating lease liabilities	$211	(3)
Finance lease liabilities	$167	(4)

Operating leases:
Weighted-average remaining lease term	7.54 years
Weighted-average discount rate	8.25%

Finance leases:
Weighted-average remaining lease term	9.10 years
Weighted-average discount rate	7.98%

(1)	Operating ROU assets are included in Other assets on our consolidated balance sheet.
(2)	Finance ROU assets are included in Property, plant, and equipment on our December 31, 2019 consolidated balance sheet.
(3)	This amount represents $44 million and $167 million included in other current liabilities and other liabilities, respectively, on our December 31, 2019 consolidated balance sheet.
(4)	This amount represents $25 million and $142 million included in other current liabilities and other liabilities, respectively, on our December 31, 2019 consolidated balance sheet.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases is as follows:

($ in millions)	For the year ended December 31, 2019

Cash paid for amount included in the measurement of lease liabilities, net of amounts received as revenue:
Operating cash flows provided by operating leases	$70
Operating cash flows used by operating leases	$(76)
Operating cash flows used by finance leases	$(15)
Financing cash flows used by finance leases	$(35)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$42
Finance leases	$34

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

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2019:

($ in millions)	Operating Leases		Finance Leases
Future maturities:
2020	$50		$44
2021	45		38
2022	42		33
2023	39		29
2024	34		21
Thereafter	88		102
Total lease payments	298		267
Less: imputed interest	(72)		(72)
Present value of lease liabilities	$226	(1)	$195	(2)

(1)	Includes $15 million related to our Northwest Operations.
(2)	Includes $28 million related to our Northwest Operations.

Upon adoption of ASC 842, we recorded the unamortized deferred gain balances for previous sale-leasebacks of real estate assets as a transition adjustment, which had the effect of increasing our accumulated deficit by $15 million ($11 million net of tax).

Lessor
Frontier is the lessor for operating leases of towers, datacenters, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 99 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year. None of these leases include options for our lessees to purchase the underlying asset.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A significant number of Frontier’s service contracts with its customers include equipment rentals. The Company has elected to apply the practical expedient to account for those associated equipment rentals and services as a single, combined component. We have evaluated the service component to be ‘predominant’ in these contracts and have accounted for the combined component as a single performance obligation under ASC 606.

For the year ended December 31, 2019, Frontier, as a lessor, recognized revenue of $70 million.

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2019:

($ in millions)	Operating Lease Payments
Future maturities of lease payments from customers:
2020	$11
2021	10
2022	10
2023	10
2024	1
Thereafter	-
Total lease payments from customers	$42

(12)	Investment and Other Income, Net:
The components of investment and other income, net for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the year ended December 31,
($ in millions)	2019	2018	2017

Interest and dividend income	$9	$6	$6
Pension and OPEB benefit (costs)	(42)	10	(2)
All other, net	(4)	(3)	(3)
Total investment and other income (loss), net	$(37)	$13	$1

Pension and OPEB benefit (costs) included in “Investment and other income, net” on our consolidated statements of operations, represent the non-service cost components of pension and other post-retirement benefit (OPEB) costs. Service cost components of pension and OPEB benefit costs are included in “Network related expense” and “Selling, general, and administrative expenses” on our consolidated statements of operations.

(13)	Capital Stock:
As of December 31, 2019, Frontier has approximately 175 million, 106 million, and 105 million shares of common stock authorized, issued, and outstanding, respectively. Additionally, Frontier has no shares of preferred stock issued and outstanding as of December 31, 2019.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(14)	Stock Plans:
At December 31, 2019, we have three stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under two of the plans: the 2013 Equity Incentive Plan (the 2013 EIP) and the Deferred Fee Plan and the Directors’ Equity Plan. At December 31, 2019, there were approximately 5,667,000 shares authorized for grant and approximately 3,198,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP together with the 2013 EIP (the “EIPs”). Our general policy is to issue treasury shares upon the grant of restricted shares and the exercise of options.

2013 and 2017 Equity Incentive Plans
Since the expiration dates of the 2013 EIP on May 10, 2017, no awards have been or may be granted under such plan. Under the 2017 EIP, awards of our common stock may be granted to eligible employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. As discussed under the Non-Employee Directors’ Compensation Plans below, prior to May 25, 2006 non-employee directors received an award of stock options upon commencement of service. No awards may be granted more than 10 years after the effective date (May 10, 2017) of the 2017 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

Performance Shares/Units
On February 15, 2012, Frontier’s Compensation Committee, in consultation with the other non-management directors of Frontier’s Board of Directors and the Committee’s independent executive compensation consultant, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards are granted in the form of performance shares or units/cash. The LTIP is currently offered under the EIPs, and participants consist of senior vice presidents and above. The LTIP awards have performance, market and time-vesting conditions.

Beginning in 2012, during the first 90 days of a three year performance period (a Measurement Period), a target number of performance shares or units are awarded to each LTIP participant with respect to the Measurement Period. The performance metrics under the LTIP are (1) annual targets for operating cash flow or adjusted free cash flow per share based on a goal set during the first 90 days of each year in the Measurement Period and (2) an overall performance “modifier” set during the first 90 days of the Measurement Period, based on Frontier’s total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the Measurement Period. Operating cash flow or adjusted free cash flow per share performance is determined at the end of each year and the annual results will be averaged at the end of the Measurement Period to determine the preliminary number of shares earned under the LTIP award. The TSR performance measure is then applied to decrease or increase payouts based on Frontier’s three year relative TSR performance. LTIP awards, to the extent earned, will be paid out in the form of common stock or cash shortly following the end of the Measurement Period.

The number of shares of common stock or units earned at the end of each Measurement Period may be more or less than the number of target performance shares or units granted as a result of operating cash flow or adjusted free cash flow per share and TSR performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by Frontier at the end of the Measurement Period in order for the award to vest. The Compensation Committee will determine the number of shares or units earned for each Measurement Period in February of the year following the end of the Measurement Period.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summary presents information regarding LTIP target performance shares as of December 31, 2019 and changes during the three years then ended with regard to LTIP shares:

Number of Shares (in thousands)
Balance at December 31, 2016	190
LTIP target performance shares granted	211
LTIP target performance shares earned	(41)
LTIP target performance shares forfeited	(54)
Balance at December 31, 2017	306
LTIP target performance shares granted	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(75)
Balance at December 31, 2018	497
LTIP target performance shares/units granted	-
LTIP target performance shares/units earned	(381)
LTIP target performance shares/units forfeited	(20)
Balance at December 31, 2019	96

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense, included in “Selling, general, and administrative expenses” of $4 million, $5 million, and $1 million during 2019, 2018 and 2017, respectively, for the LTIP.

Restricted Stock
The following summary presents information regarding unvested restricted stock as of December 31, 2019 and changes during the three years then ended with regard to restricted stock under the 2009 EIP, 2013 EIP, and 2017 EIP:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
	(in thousands)	(per share)	(in millions)
Balance at December 31, 2016	549	$78.00	$28
Restricted stock granted	454	$47.77	$3
Restricted stock vested	(240)	$80.86	$2
Restricted stock forfeited	(130)	$60.92
Balance at December 31, 2017	633	$58.63	$4
Restricted stock granted	2,023	$8.26	$5
Restricted stock vested	(221)	$66.82	$(1)
Restricted stock forfeited	(577)	$16.47
Balance at December 31, 2018	1,858	$16.02	$4
Restricted stock granted	105	$2.00	$-
Restricted stock vested	(1,039)	$19.05	$(1)
Restricted stock forfeited	(24)	$28.30
Balance at December 31, 2019	900	$10.57	$1

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2019 was $4 million and the weighted average vesting period over which this cost is expected to be recognized is less than 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $11 million, $13 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively, has been recorded in connection with these grants.

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

Dividends were paid on stock units held by directors at the same rate and at the same time as we paid dividends on shares of our common stock during 2017. Dividends on stock units were paid in the form of additional stock units in 2017.

There were 13 directors participating in the Director Plans during all or part of 2019. The total plan units earned were 155,045, 183,791 and 94,034 in 2019, 2018 and 2017, respectively.

Since the directors have the option to receive distributions from their stock units in cash, they are considered liability-based awards. Prior to adoption of ASU 2018-07, “Compensation – Stock Compensation (ASC 718): Improvements to Non-employee Share-Based payment accounting;” compensation expense was based on the current market value of our common stock at each reporting date. Upon adoption, compensation expense for all unvested awards was based on the market value of our common stock at the date of adoption and compensation expense for awards granted following adoption were based on the market value of our common stock at the grant date for each award.

In connection with the Director Plans, there were compensation costs associated with the issuance of stock units of less than $1 million in 2019, $(1) million in 2018 and $(5) million in 2017. Cash compensation associated with the Director Plans was $4 million in 2019, and $1 million in both 2018 and 2017. These costs are recognized in “Selling, general and administrative expenses”.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)	Income Taxes:
The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017

Consolidated tax provision at federal statutory rate	21.0%	21.0%	35.0%
State income tax provisions, net of federal income tax benefit	2.6	1.6	1.7
Tax reserve adjustment	-	0.1	0.1
Changes in certain deferred tax balances	(2.3)	(3.5)	(0.4)
Goodwill impairment	(11.8)	(10.4)	(19.1)
Share-based payments	(0.1)	(0.5)	-
Federal research and development credit	-	0.1	0.1
Deferred Tax Remeasurement - 2017 Tax Reform	-	0.6	26.1
All other, net	-	(0.2)	(0.1)
Effective tax rate	9.4%	8.8%	43.4%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly known as the Tax Cut and Jobs Act (the TCJA). The TCJA, makes broad and complex changes to the U.S. tax code. The TCJA reduces the corporate tax rate to 21%, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA were required in the interim and annual periods that include December 22, 2017.

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

On July 1, 2019, the Board of Directors of Frontier Communications adopted a shareholder’s right plan (Rights Agreement) designed to protect the availability of the net operating loss carryforwards under the Internal Revenue Code (IRC). The Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the IRC by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares.

On March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017.

Income taxes includes the tax impact of $524 million, $72 million, and $608 million related to the goodwill impairment for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, amounts pertaining to expected income tax refunds of $1 million are included in “Income taxes and other current assets” in the consolidated balance sheet.

In 2019 and 2018, we paid net federal and state income tax totaling $4 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in millions)	2019	2018

Deferred income tax liabilities:
Property, plant and equipment basis differences	$2,184	$2,182
Intangibles	-	18
Deferred revenue/expense	65	66
Other, net	56	-
	$2,305	$2,266

Deferred income tax assets:
Pension liability	$256	$209
Intangibles	665	-
Tax operating loss carryforward	898	1,027
Employee benefits	184	176
Interest expense deduction limitation carryforward	238	104
Accrued expenses	37	41
Lease obligations	92	33
Tax credit	39	37
Allowance for doubtful accounts	32	26
Other, net	7	1
	2,448	1,654
Less: Valuation allowance	(605)	(497)
Net deferred income tax asset	1,843	1,157
Net deferred income tax liability	$462	$1,109

Our federal net operating loss carryforward as of December 31, 2019 is estimated at $1.6 billion. The majority of the federal loss carryforward will begin to expire after 2036, with $202 million carrying forward indefinitely, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2019 is estimated at $9.8 billion. A portion of our state loss carryforward will continue to expire annually through 2039, unless otherwise used.

Our federal research and development credit as of December 31, 2019 is estimated at $21 million. The federal research and development credit will expire between 2034 and 2039, unless otherwise used.

Our various state credits as of December 31, 2019 are estimated at $36 million. The state credits will expire between 2020 and 2023, unless otherwise used.

As of December 31, 2019, Frontier has a valuation allowance of $605 million to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses, state tax credits, and the state impact from the federal limitation on interest expense deduction. In evaluating Frontier’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not Frontier will realize the benefits of these deductible differences, net of valuation allowance.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in millions)	2019	2018	2017

Income tax expense (benefit):
Current:
Federal	$1	$(1)	(4)
State	7	6	5
Total Current	8	5	1

Deferred:
Federal	(606)	(77)	(1,312)
State	(13)	10	(72)
Total Deferred	(619)	(67)	(1,384)
Total income tax benefit	(611)	(62)	(1,383)

Income taxes charged (credited) to equity of Frontier:
Utilization of the benefits arising from restricted stock	-	-	(1)
Deferred income taxes (benefits) arising from the recognition of additional pension/OPEB liability	32	(31)	7

Total income taxes charged (credited) to equity of Frontier	32	(31)	6
Total income tax benefit	$(579)	$(93)	$(1,377)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $12 million as of December 31, 2019, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, and which would affect our effective tax rate, is $0 as of December 31, 2019.

Frontier’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2015 forward for federal and 2015 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits for the years ended December 31, 2019 and 2018:

($ in millions)	2019	2018

Unrecognized tax benefits - beginning of year	$11	$12
Gross increases - prior year tax positions	-	-
Gross increases - current year tax positions	1	-
Gross decreases - FIN 48 liability release	-	-
Gross decreases - expired statute of limitations	-	(1)
Unrecognized tax benefits - end of year	$12	$11

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)	Net Loss Per Common Share:
The reconciliation of the net loss per common share calculation for the years ended December 31, 2019, 2018 and 2017 is as follows:

($ in millions and shares in thousands, except per share amounts)	2019	2018	2017

Net loss used for basic and diluted earnings (loss) per share:
Net loss attributable to Frontier common shareholders	$(5,911)	$(750)	$(2,018)
Less: Dividends paid on unvested restricted stock awards	-	-	(2)
Total basic net loss attributable to Frontier common shareholders	$(5,911)	$(750)	$(2,020)

Effect of loss related to dilutive stock units	-	-	-
Total diluted net loss attributable to Frontier common shareholders	$(5,911)	$(750)	$(2,020)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock awards outstanding – basic	105,356	91,523	78,409
Less: Weighted average unvested restricted stock awards	(1,291)	(1,840)	(673)
Total weighted average shares outstanding – basic	104,065	89,683	77,736

Basic net loss per share attributable to Frontier common shareholders	$(56.80)	$(8.37)	$(25.99)

Diluted earnings (loss) per share:
Total weighted average shares outstanding – basic	104,065	89,683	77,736
Effect of dilutive shares	-	-	-
Total weighted average shares outstanding – diluted	104,065	89,683	77,736

Diluted net loss per share attributable to Frontier common shareholders	$(56.80)	$(8.37)	$(25.99)

In calculating diluted net loss per common share for the years ended December 31, 2019, 2018 and 2017 the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options
For each of the years ended December 31, 2019, 2018 and 2017, options to purchase 1,334 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units
At December 31, 2019, 2018 and 2017, we had 339,544, 348,093 and 203,952 stock units, respectively, issued under the Director Plans and the 2013 EIP. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

Mandatory Convertible Preferred Stock
The impact of the common share equivalents associated with approximately 19,250,000 shares of Series A Preferred stock described above were not included in the calculation of diluted EPS as of December 31, 2017, as their impact was antidilutive.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(17)	Comprehensive Loss:
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ investment and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive loss, net of tax at December 31, 2019, 2018 and 2017, and changes for the years then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2016 (1)	$(403)	$16	$(387)
Other comprehensive income (loss) before reclassifications	(12)	(31)	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	70	(6)	64
Net current-period other comprehensive income (loss)	58	(37)	21
Balance at December 31, 2017 (1)	(345)	(21)	(366)
Other comprehensive income (loss) before reclassifications	(191)	51	(140)
Amounts reclassified from accumulated other comprehensive income (loss)	47	(4)	43
Net current-period other comprehensive income (loss)	(144)	47	(97)
Balance at December 31, 2018 (1)	(489)	26	(463)
Other comprehensive income (loss) before reclassifications	(201)	17	(184)
Amounts reclassified from accumulated other comprehensive income (loss)	89	(13)	76
Net current-period other comprehensive income (loss)	(112)	4	(108)
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at December 31, 2019 (1)	$(684)	$34	$(650)

(1)	Pension and OPEB amounts are net of deferred tax balances of $204 million, $250 million, $223 million and $231 million as of December 31, 2019, 2018, 2017, and 2016, respectively.

As a result of the pension settlement accounting discussed in Note 20, Frontier recorded pension settlement charges totaling $57 million ($43 million net of tax), $41 million ($31 million net of tax), and $83 million ($51 million net of tax), which were reclassified from accumulated Other comprehensive income (loss) during 2019, 2018 and 2017, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 are as follows:

($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss (1)
Details about Accumulated Other Comprehensive Loss Components	2019	2018	2017	Affected Line Item in the Statement where Net loss is Presented

Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(58)	$(24)	$(30)
Pension settlement costs	(57)	(41)	(83)
Reclassifications, pretax	(115)	(65)	(113)	Loss before income taxes
Tax Impact	26	18	43	Income tax (expense) benefit
Reclassifications, net of tax	$(89)	$(47)	$(70)	Net loss

Amortization of OPEB Cost Items (2)
Prior-service credits (costs)	$11	$9	$9
Actuarial gains (losses)	4	(3)	-
Reclassifications, pretax	15	6	9	Loss before income taxes
Tax impact	(2)	(2)	(3)	Income tax (expense) benefit
Reclassifications, net of tax	$13	$4	$6	Net loss

(1)	Amounts in parentheses indicate losses.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 20 - Retirement Plans for additional details).

(18)	Segment Information:
We operate in one operating and one reportable segment consisting of our disposal group, and the remaining Frontier Operations outside of the disposal group. Frontier provides both regulated and unregulated voice, data and video services to consumer and commercial customers and is typically the incumbent voice services provider in its service areas.

(19)	Quarterly Financial Data (Unaudited):

2019
($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue	$2,101	$2,067	$1,997	$1,942	$8,107

Operating income (loss )(2)(3)	$339	$(5,459)	$26	$220	$(4,873)

Net loss attributable to Frontier common shareholders (2)(3)	$(87)	$(5,317)	$(345)	$(162)	$(5,911)

Basic and diluted net loss per share attributable to Frontier common shareholders (1)(2)(3)	$(0.84)	$(51.07)	$(3.31)	$(1.55)	$(56.80)

(1)	The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding and our preferred stock conversion during 2019.
(2)	During 2019, we recorded aggregate goodwill impairment charges of $5,725 million ($5,201 million after-tax). Refer to Note 8 for further details.
(3)	During 2019, we recorded aggregate losses on the disposal of our Northwest Operations of $446 million ($446 million after-tax). Refer to Note 7 for further details.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2018
($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenue (3)	$2,199	$2,162	$2,126	$2,124	$8,611

Operating income (loss) (2)(3)	$366	$367	$(33)	$127	$827

Net loss attributable to Frontier common shareholders (2)(3)	$(33)	$(72)	$(426)	$(219)	$(750)

Basic and diluted net loss per share attributable to Frontier common shareholders (1)(2)(3)	$(0.44)	$(0.92)	$(4.11)	$(2.12)	$(8.37)

(1)	The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding and our preferred stock conversion during 2018.
(2)	During 2018, we recorded aggregate goodwill impairment charges of $641 million ($572 million after-tax). Refer to Note 8 for further details.
(3)
Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2018 and 2017 operating results.

(20)	Retirement Plans:
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

As of December 31, 2019, 2018 and 2017, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 3.40% as of December 31, 2019 for its qualified pension plan, compared to rates of 4.30% and 3.70% in 2018 and 2017, respectively. The discount rate for postretirement plans as of December 31, 2019 was a range of 3.40% to 3.50% compared to a range of 4.30% to 4.40% in 2018 and 3.70% to 3.80% in 2017.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During year ended December 31, 2019, lump sum pension settlement payments to terminated or retired individuals amounted to $235 million, which exceeded the settlement threshold of $212 million, and as a result, Frontier recognized non-cash settlement charges totaling $57 million during 2019. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. Frontier recognized non-cash settlement charges totaling $41 million and $83 million during 2018 and 2017, respectively.

During 2019, the Company recognized a charge of $44 million to reflect the cost of pension/OPEB special termination benefit enhancements related to a voluntary severance program.

Our pension plan assets increased from $2,348 million at December 31, 2018 to $2,730 million at December 31, 2019, an increase of $382 million, or 16%. This increase was a result of contributions of $166 million and positive investment returns (net of investment management and administrative fees) of $516 million, partially offset by benefit payments of $300 million.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2019 and 2018. For 2020, we will assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31. The remeasured funded status of the pension plan was approximately 73%, as of December 31, 2019.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2019 and 2018 and the components of total pension benefit cost for the years ended December 31, 2019, 2018 and 2017. The below tables include all investment activity related to assets and obligations that are expected to be transferred in connection with the planned divestiture of our Northwest Operations:

($ in millions)	2019	2018

Change in projected benefit obligation (PBO)
PBO at beginning of year	$3,173	$3,363
Service cost	82	90
Interest cost	130	125
Actuarial (gain) loss	603	(88)
Benefits paid	(65)	(63)
Settlements	(235)	(254)
Special termination benefits	38	-
PBO at end of year	$3,726	$3,173

Change in plan assets
Fair value of plan assets at beginning of year	$2,348	$2,674
Actual return on plan assets	516	(159)
Employer contributions	166	150
Settlements	(235)	(254)
Benefits paid	(65)	(63)
Fair value of plan assets at end of year	$2,730	$2,348

Funded status	$(996)	$(825)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits – current	$-	$-
Pension and other postretirement benefits – noncurrent	$(996)	$(825)
Accumulated other comprehensive loss	$899	$754

($ in millions)	2019	2018	2017

Components of total pension benefit cost
Service cost	$82	$90	$97
Interest cost on projected benefit obligation	130	125	127
Expected return on plan assets	(172)	(192)	(186)
Amortization of unrecognized loss	58	24	30
Net periodic pension benefit cost	98	47	68
Pension settlement costs	57	41	83
Pension special termination benefit enhancements	38	-	5
Total pension benefit cost	$193	$88	$156

The expected amortization of deferred unrecognized loss, included in Other comprehensive loss, in 2020 is $70 million.

We capitalized $24 million, $26 million and $26 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2019, 2018 and 2017, respectively, as the costs relate to our engineering and plant construction activities.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The plan’s weighted average asset allocations at December 31, 2019 and 2018 by asset category are as follows:

	2019	2018
Asset category:
Equity securities	49%	48%
Debt securities	39%	40%
Alternative investments	12%	12%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2020	$296
2021	295
2022	286
2023	279
2024	277
2025-2029	1,308
Total	$2,741

In 2019, required pension plan contributions were approximately $166 million.

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

The accumulated benefit obligation for the plan was $3,646 million and $3,106 million at December 31, 2019 and 2018, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2019	2018	2017
Discount rate - used at year end to value obligation	3.40%	4.30%	3.70%
Discount rate - used at beginning of year to compute annual cost	4.30%	3.70%	4.10%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	2.00%	2.00%	2.50%

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2019 and 2018 and the components of total postretirement benefit cost for the years ended December 31, 2019, 2018 and 2017. The below tables include all investment activity related to assets and obligations that are expected to be transferred in connection with the planned divestiture of our Northwest Operations:

($ in millions)	2019	2018

Change in benefit obligation
Benefit obligation at beginning of year	$965	$1,016
Service cost	20	21
Interest cost	41	38
Plan amendments	(149)	-
Plan participants’ contributions	7	7
Actuarial (gain) loss	129	(79)
Benefits paid	(47)	(38)
Special termination benefits	6	-
Benefit obligation at end of year	$972	$965

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Plan participants’ contributions	7	7
Employer contribution	40	31
Benefits paid	(47)	(38)
Fair value of plan assets at end of year	$-	$-

Funded status	$(972)	$(965)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits – current	$(43)	$(39)
Pension and other postretirement benefits – noncurrent	$(900)	$(926)
Pension and other postretirement benefits – AHFS*	$(29)	$-
Accumulated other comprehensive (gain) loss	$(45)	$(41)

* Assets Held for Sale

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

($ in millions)	2019	2018	2017

Components of total postretirement benefit cost
Service cost	$20	$21	$21
Interest cost on projected benefit obligation	41	38	40
Amortization of prior service credit	(11)	(9)	(9)
Amortization of unrecognized gain (loss)	(4)	3	-
Net periodic postretirement benefit cost	46	53	52
OPEB special termination benefit enhancements	6	-	-
Total postretirement benefit cost	$52	$53	$52

During 2019, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a $149 million reduction in the accumulated postretirement benefit obligation. Remeasurement of the postretirement benefit plan obligation resulted in an actuarial loss of $129 million.

The expected amortization of prior service credit in 2020 is $(32) million and the expected amortization of unrecognized gain in 2020 is $5 million.

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2019	2018	2017
Discount rate - used at year end to value obligation	3.40% - 3.50%	4.30% - 4.40%	3.70% - 3.80%
Discount rate - used to compute annual cost	4.30% - 4.40%	3.70% - 3.80%	4.10% - 4.30%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2020	$43	$-	$43
2021	49	-	49
2022	49	-	49
2023	48	-	48
2024	53	-	53
2025-2029	274	2	276
Total	$516	$2	$518

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (gain) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2019 and 2018 are as follows:

	Pension Plan		OPEB
($ in millions)	2019	2018	2019	2018
Net actuarial loss	$899	$754	$105	$(28)
Prior service credit	-	-	(150)	(13)
Total	$899	$754	$(45)	$(41)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2019 and 2018 are as follows:

	Pension Plan		OPEB
($ in millions)	2019	2018	2019	2018
Accumulated other comprehensive (gain) loss at beginning of year	$754	$556	$(41)	$33

Net actuarial (gain) loss recognized during year	(58)	(24)	4	(3)
Prior service credit recognized during year	-	-	11	9
Prior service credit occurring during year	-	-	(149)	-
Net actuarial (gain) loss occurring during year	260	263	130	(80)
Settlement loss recognized	(57)	(41)	-	-
Net amount recognized in comprehensive income (loss) for the year	145	198	(4)	(74)
Accumulated other comprehensive (gain) loss at end of year	$899	$754	$(45)	$(41)

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $44 million, $45 million and $48 million for 2019, 2018 and 2017, respectively.

(21)	Fair Value of Financial Instruments:
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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$46	$46	$-	$-
U.S. Government Obligations	39	-	39	-
Corporate and Other Obligations	547	-	547	-
Common Stock	552	552	-	-
Preferred Stock	4	4	-	-
Interest in Registered Investment Companies (1)	150	150	-	-
Interest in Limited Partnerships and Limited Liability Companies	163	-	-	163
Total investments at fair value	$1,501	$752	$586	$163
Common/Collective Trusts (1)	1,177
Interest in Registered Investment Companies (1)	87
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	61
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(109)
Total Plan Assets, at Fair Value	$2,730

	Fair Value Measurements at December 31, 2018
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$36	$36	$-	$-
U.S. Government Obligations	46	-	46	-
Corporate and Other Obligations	425	-	425	-
Common Stock	420	420	-	-
Interest in Registered Investment Companies (1)	262	262	-	-
Interest in Limited Partnerships and Limited Liability Companies	155	-	-	155
Total investments at fair value	$1,344	$718	$471	$155
Common/Collective Trusts (1)	1,031
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	20
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(60)
Total Plan Assets, at Fair Value	$2,348

(1)
Investments that are measured at fair value using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy. The fair value of common/collective trusts are estimated using the using the NAV per share multiplied by the number of shares of the trust investment held as of the measurement date. Additionally, the fair value of certain assets totaling $87 million and $131 million, as of December 31, 2019 and 2018, respectively, included in “Interest in Registered Investment Companies” were estimated using the NAV practical expedient. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 20 - Retirement Plans.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2019 or 2018.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2019 and 2018:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2019	2018
Balance at beginning of year	$155	$115
Realized gains	14	11
Unrealized gains (losses)	8	3
Purchases	-	37
Sales and distributions	(14)	(11)
Balance at end of year	$163	$155

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2019:

($ in millions)	Fair Value	Liquidation Period	Capitalization Rate
Interest in Limited Partnerships and Limited Liability Companies (4)

MS IFHF SVP LP Cayman (1)	$1	5 years	N/A
RII World Timberfund, LLC (2)	5	2 years	N/A
426 E. Casino Road, LLC (3)	16	N/A	7.00%
100 Comm Drive, LLC (3)	10	N/A	7.75%
100 CTE Drive, LLC (3)	11	N/A	9.5% - 10.0%
6430 Oakbrook Parkway, LLC (3)	27	N/A	7.75%
8001 West Jefferson, LLC (3)	28	N/A	8.75%
1500 MacCorkle Ave SE, LLC (3)	15	N/A	8.50%
400 S. Pike Road West, LLC (3)	1	N/A	8.50%
601 N. US 131, LLC (3)	1	N/A	9.50%
9260 E. Stockton Blvd., LLC (3)	6	N/A	7.25%
120 E. Lime Street, LLC (3)	9	N/A	9.00%
610 N. Morgan Street, LLC (3)	33	N/A	8.50%
Total Interest in Limited Partnerships and Limited
Liability Companies	$163

(1)
The partnerships’ investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies. These instruments are subject to certain withdrawal restrictions. The Plan is in the process of liquidating its interest in the partnerships and distributions are expected to be made over the next five years.

(2)
The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America and Australia. This investment is subject to certain withdrawal restrictions. In 2019, the fund entered into liquidation period of the partnerships and distributions are expected to be made over the next two years.

(3)
The entity invests in commercial real estate properties that are leased to Frontier. The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(4)
All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2019 and 2018. For the other financial instruments including cash, accounts receivable, restricted cash, long-term debt due within one year, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

	2019		2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,516	$12,026	$17,400	$12,756

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(22)	Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 (since extended to 2021 under the Rural Digital Opportunity Fund (RDOF)) in return for the Company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. This amount includes approximately $19 million in the four states of the Northwest Operations. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II. In addition to the annual support levels, these amounts also include frozen support phasedown amounts in states where the annual CAF II funding is less than the prior annual frozen high-cost support funding. Phasedown funding provided to Frontier was complete as of December 31, 2018.

In August 2019, the FCC adopted a notice of proposed rulemaking to establish the RDOF, which will be the successor to the CAF II program. While the RDOF has not been finalized, its final form could result in a material change in the level of annual funding that Frontier receives from the FCC under CAF II as early as 2022.

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

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim.  Plaintiffs may seek an appeal of the order dismissing the case.  We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In February 2020, we settled for an immaterial amount an intellectual property lawsuit initiated by Sprint Communications which alleged that the VoIP services that we offer to our customers infringe on certain of the plaintiff’s patents.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2019, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2020	$79
2021	34
2022	15
2023	6
2024	4
Thereafter	6

Total	$144

At December 31, 2019, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$49
AIG Insurance	28
Zurich	73
All other	1
Total	$151

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)	Subsequent Events:
Restructuring

The Company engaged in discussions with the Unsecured Noteholders with respect to potential deleveraging or restructuring transactions from January 2020 until the expiration of such agreements and corresponding release of certain confidential information on March 27, 2020. These discussions have included negotiations of the terms and conditions of the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties. The Restructuring is currently expected to be effected pursuant to a Plan to be filed in Chapter 11 Cases under the Bankruptcy Code. Although the Company continues to be open to all discussions with the Unsecured Noteholders regarding a potential Restructuring, there can be no assurance we will reach an agreement with the Unsecured Noteholders in a timely manner, on terms that are attractive to us, or at all.  The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.

Deferral of Interest Payment to Holders of Certain Senior Unsecured Notes

As of December 31, 2019, the Company had outstanding $55 million aggregate principal amount of 8.875% notes due 2020 (the 2020 notes), $2,188 million aggregate principal amount of 10.500% notes due 2022 (the 2022 notes), $3,600 million aggregate principal amount of 11.000% notes due 2025 (the 2025 notes) and $220 million aggregate principal amount of 6.25% notes due 2021 (collectively with the 2020 notes, the 2022 notes and the 2025 notes, the deferred payment senior notes).

On March 16, 2020, we deferred making $322 million in scheduled interest payments due on the deferred payment senior notes and a 60-day grace period commenced under the indentures governing the deferred payment senior notes. We elected to enter into the grace period in order to collaborate with certain Unsecured Noteholders regarding the Restructuring. If we do not make these interest payments by May 15, 2020 or if we do not make any required principal payments required under the indentures governing our notes, an event of default would occur under the applicable indentures, which would give the trustee or the holders of at least 25% of principal amount the option to accelerate maturity of the principal, plus any accrued and unpaid interest on such notes making them due and payable immediately.

The Company has also elected to defer making scheduled interest payments due on April 1, 2020 with respect to certain of its debentures.

Noncompliance with Nasdaq’s Minimum Bid Price Requirement

On December 16, 2019, the Company was notified by The Nasdaq Stock Market (Nasdaq) that it was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days.

Under Nasdaq’s rules, the notification of noncompliance had no immediate effect on the listing or trading of Frontier’s common stock on the Nasdaq Global Select Market under the symbol “FTR”. Under Nasdaq’s rules, we were given 180 days, or until June 15, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of Frontier’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to the expiration of the 180-day grace period. Failure to regain compliance during this period could result in delisting. Since we received the notification, our share price has continued to consistently trade under $1.00.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The World Health Organization has declared COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 outbreak. Many jurisdictions, particularly in North America (including the United States), Asia and Europe and several states in which we operate, including California, New York, Connecticut and others, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact consumer spending, the economy and our business, operations and stock price. Given the unprecedented and evolving nature of the pandemic, the impact of these changes and potential changes on the Company are unknown at this time.

For information on the FFCR Act and the CARES Act, refer to Note 15.

Schedule of Pledged Subsidiary Financial Data

As of December 31, 2019, the Company’s secured indebtedness consisted of obligations under the JPM Credit Agreement, the 2016 CoBank Credit Agreement and the LC Agreements, each of which is secured equally and ratably by pledges of the outstanding equity interests in certain of the Company’s wholly-owned subsidiaries (the “Original Pledged Subsidiaries”). The equity interests of the remaining subsidiaries of the Company are not pledged to secure the obligations under these debt agreements.

In 2019, the Company amended the credit agreements to, among other things, the security package to include the pledge of the outstanding equity interests in certain wholly-owned subsidiaries of the Company not previously pledged (together with the Original Pledged Subsidiaries, the “Pledged Subsidiaries”).

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

The following supplemental financial information presents the consolidating balance sheet information and statement of operations information of the Pledged Subsidiaries, all other Frontier entities, and the Pledged Subsidiaries and all other Frontier entities on a consolidated basis, as of and for the year ended December 31, 2019. A listing of the Guarantors and Pledged Subsidiaries is provided following the financial statements.

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING BALANCE SHEET INFORMATION
AS OF DECEMBER 31, 2019
($ in millions)
	Pledged & Guarantor Subsidiaries (2)	All Other Entities (2)	Intercompany Eliminations	Reclass AHFS	Total Consolidated Frontier
ASSETS
Current assets:
Cash and cash equivalents	$-	$760	$-	$-	$760
Accounts receivable, less allowances of $120	619	84	(28)	(46)	629
Contract acquisition costs	-	114	-	(9)	105
Prepaid expenses	2	88	-	(1)	89
Assets held for sale	-	-	-	1,401	1,401
Income taxes and other current assets	30	26	-	(3)	53
Total current assets	651	1,072	(28)	1,342	3,037

Property, plant and equipment, net	12,233	1,779	-	(1,049)	12,963
Goodwill, net	656	2	-	(658)	-
Other intangibles, net	957	93	-	(30)	1,020
Other assets	193	(120)	-	395	468
Receivable from (payable to) associated companies	(671)	(301)	972	-	-
Investment in associated companies	-	18,659	(18,659)	-	-
Total assets	$14,019	$21,184	$(17,715)	$-	$17,488

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$-	$994	$-	$-	$994
Accounts payable	167	311	(29)	(12)	437
Advanced billings	217	20	-	(18)	219
Accrued other taxes (1)	144	68	-	(6)	206
Accrued interest	17	390	-	-	407
Pension and other postretirement benefits	-	43	-	-	43
Liabilities held for sale	-	-	-	123	123
Other current liabilities	138	255	-	(18)	375
Total current liabilities	683	2,081	(29)	69	2,804

Deferred income taxes	1,762	(1,300)	-	-	462
Pension and other postretirement benefits	1	1,924	-	(29)	1,896
Other liabilities	279	173	-	(40)	412
Long-term debt	807	15,501	-	-	16,308
Advances from (to) associated companies	-	(968)	968	-	-

Equity (Deficit):
Common stock	1,679	(1,614)	(38)	-	27
Additional paid-in capital	11,663	11,665	(18,513)	-	4,815
Accumulated deficit	(2,855)	(5,615)	(103)	-	(8,573)
Accumulated other comprehensive loss, net of tax	-	(650)	-	-	(650)
Treasury common stock	-	(13)	-	-	(13)
Total equity (deficit)	10,487	3,773	(18,654)	-	(4,394)
Total liabilities and equity (deficit)	$14,019	$21,184	$(17,715)	$-	$17,488

(1)	Includes amounts receivable and payable from affiliated companies for income tax related balances.
(2)	Includes amounts classified as assets and liabilities held for sale.

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 2019
($ in millions)

	Pledged and Guarantor Subsidiaries	All Other Entities	Intercompany Eliminations	Total Consolidated Frontier
Revenue	$7,063	$1,109	$(65)	$8,107

Operating expenses:
Network access expenses	957	318	(28)	1,247
Network related expenses	1,769	64	(23)	1,810
Selling, general and administrative expenses	1,763	55	(14)	1,804
Depreciation and amortization	1,585	195	-	1,780
Goodwill impairment	5,071	654	-	5,725
Loss on disposal of Northwest Operations	-	446	-	446
Restructuring costs and other charges	11	157	-	168
Total operating expenses	11,156	1,889	(65)	12,980

Operating loss	(4,093)	(780)	-	(4,873)

Investment and other income (loss), net	12	(49)	-	(37)
Pension settlement costs	-	57	-	57
Loss on early extinguishment of debt	-	(20)	-	(20)
Interest expense	68	1,467	-	1,535

Loss before income taxes	(4,149)	(2,373)	-	(6,522)
Income tax benefit	(231)	(380)	-	(611)

Net loss	$(3,918)	$(1,993)	$-	$(5,911)

Schedule of Pledged Subsidiary Financial Data

List of Guarantors and Pledged Subsidiaries
as of December 31, 2019

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