Form 10-K/A
period 2019-12-31
FRONTIER COMMUNICATIONS CORP
filed 2020-04-28
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
nor
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-11001

FRONTIER COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	06-0619596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (203) 614-5600
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share(1)	FTR	None (1)
Preferred Stock Purchase Rights	N/A	None

Securities registered pursuant to Section 12(g) of the Act:  NONE
(1)
The NASDAQ Stock Market will file a Form 25 with the Securities and Exchange Commission on or about April 29, 2020, to delist the common stock, par value $0.25 per share, of Frontier Communications Corporation (the “common stock”) from the NASDAQ Global Select Market. The delisting will be effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Following deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, the common stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Trading of Frontier’s common stock now occurs on the OTC Pink market under the symbol “FTRCQ.”

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
Large Accelerated Filer  ☐          Accelerated Filer  ☒          Non-Accelerated Filer  ☐
Smaller Reporting Company ☒          Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
Aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 was $181,402,000 based on the closing price of $1.75 per share on June 28, 2019.  As of April 27, 2020, 104,987,947 shares of Frontier’s common stock were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020 (the “Form 10-K”). We are filing this Amendment to provide the information required by Part III of Form 10-K previously omitted from the Form 10-K in accordance with General Instruction G.(3) to Form 10-K. This Amendment also amends Item 15 of Part IV of the Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update in any way any of the other items or disclosures contained in the Form 10-K, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

PART III
Item 10.	Directors, Officers, and Corporate Governance

Set forth below is biographical information for each of our non-employee Directors, including age, a brief listing of principal occupations for at least the past five years, other major affiliations, and the specific experience, attributes and skills that qualify each individual to serve on Frontier’s Board of Directors. Mr. Bynoe, Ms. Ferguson, Mr. Fraioli, Ms. Reeve and Mr. Schriesheim were each elected to serve as Directors at the 2019 Annual Meeting of Stockholders and, in June 2019, the Board of Directors elected Mr. Kevin L. Beebe, Mr. Paul M. Keglevic and Mr. Mohsin Y. Meghji to serve as Directors. Our President and Chief Executive Officer, Bernard L. Han, was appointed to the Board when he was appointed CEO in December 2019. Mr. Han’s biographical information can be found in Item 10 of our Form 10-K. Each Director holds his or her office until the next annual stockholder meeting, until a successor is duly elected and qualified or until his or her earlier death, resignation or removal.
Kevin L. Beebe	Background
Age: 60 Independent Director Director Since: June 2019
Mr. Beebe has served as President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity firms and companies in the technology and telecom industries, since November 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management, a private equity firm. From 1998-2007, he served as Group President of Operations at ALLTEL Corporation, a publicly traded telecommunications services company. Prior to that, Mr. Beebe served as Executive Vice President of Operations for 360◦ Communications Co., a publicly traded wireless communications company from 1996-1998, and from 1983 to 1995, Mr. Beebe served in various management roles at ATT, Southwestern Bell and United Telecom/ Sprint. His previous public company board experience includes director positions at NII Holdings, Inc.

Board Committees
Audit Committee, Compensation Committee; Finance Committee
Qualifications
Mr. Beebe has extensive experience in the communications and technologies industries, serving in executive positions as well as on public company boards. Mr. Beebe provides the Board with valuable leadership, industry, operational and financial expertise.

Other Current Public Directorships Skyworks Solutions, Inc., SBA Communications Corporation

Peter C.B. Bynoe Age: 69 Independent Director Director Since: October 2007	Background
Mr. Bynoe is Senior Advisor with the international law firm  DLA Piper US LLP.  From October 2014 through December 2019, Mr. Bynoe served as a Managing Director of Equity Group Investments, a private investment fund.  Prior to joining Equity Group Investments, Mr. Bynoe served as Chief Executive Officer of Rewards Network, Inc., a merchant cash advance and marketing services company (September 2013 to October 2014), and in multiple capacities, including as a partner, with Loop Capital Markets LLP, an investment bank (February 2009 to September 2013). Mr. Bynoe was previously associated with DLA Piper US LLP from March 1995 to December 2016. He is also Chairman of Telemat Ltd., a business consulting firm he founded in 1982. His previous public company board experience includes director positions at Real Industry, Inc. (2013 – 2018).

Board Committees
Nominating and Corporate Governance (Chair), Compensation

Qualifications
Mr. Bynoe provides the Board with extensive business, legal and public policy expertise. Mr. Bynoe has experience serving on the boards of other public companies, including as a nominating and governance committee member and chair, and as a compensation committee member and chair.

Other Current Public Directorships
Covanta Holding Corporation

Diana S. Ferguson Age: 56 Independent Director Director Since: October 2014	Background
Ms. Ferguson has served as Chief Financial Officer of Cleveland Avenue LLC, a privately held venture capital firm which accelerates and strategically invests in innovative restaurant, food and beverage concepts and emerging brands since September 2015. In addition, Ms. Ferguson has been Principal of Scarlett Investments, LLC, a firm that invests in and advises middle market businesses, since August 2013. Ms. Ferguson served as Chief Financial Officer of the Chicago Board of Education (February 2010 to May 2011) and as Senior Vice President and Chief Financial Officer of The Folgers Coffee Company, a maker of coffee products (April 2008 to November 2008), until Folgers was sold in 2008. Prior to joining Folgers, Ms. Ferguson was Executive Vice President and Chief Financial Officer of Merisant Worldwide, Inc., a maker of table-top sweeteners and sweetened food products (April 2007 to March 2008). Ms. Ferguson also served as Chief Financial Officer of Sara Lee Foodservice, a division of Sara Lee Corporation (June 2006 to March 2007), and in a number of leadership positions at Sara Lee Corporation including Senior Vice President of Strategy and Corporate Development and Treasurer. Her previous public company board experience includes director positions at TreeHouse Foods, Inc. (2008 – 2016).

Board Committees
Compensation (Chair), Nominating and Corporate Governance

Qualifications
Ms. Ferguson’s broad experience and executive leadership allow her to provide the Board with valuable perspectives on financial, corporate and strategic matters.

Other Current Public Directorships
Invacare Corp., Sally Beauty Holdings

Edward Fraioli Age: 73 Independent Director Director Since: July 2010	Background
Mr. Fraioli has acted as a business consultant since his retirement in July 2010. Prior to his retirement, Mr. Fraioli was a partner at Ernst & Young, a public accounting firm, since 1983. During his tenure at Ernst & Young, he served as Professional Practice Director for Ernst & Young’s Private Equity practice (2008 to July 2010), Global Vice Chairman for Independence Matters within Global Quality and Risk Management (2005 to 2008) and as lead audit partner on a number of public and global companies.

Board Committees
Audit (Chair), Nominating and Corporate Governance
Qualifications
Mr. Fraioli’s over 35 years of accounting and business experience at Ernst & Young provide the Board with substantial expertise in the areas of public accounting, risk management and corporate finance.

Paul M. Keglevic	Background
Age: 66 Independent Director Director Since: June 2019
Mr. Keglevic served as Chief Financial Officer of Energy Future Holdings, a regulated transmission and distribution business, from October 2016 to March 2018 and also served as Chief Restructuring Officer of Energy Future Holdings from December 2013 to March 2018.  Mr. Keglevic served as Executive Vice President, Chief Financial Officer and Chief Risk Officer at TXU Corporation, an electric utility company that became Energy Future Holdings when it was taken private in 2007 as part of a leveraged buyout, from July 2008 to September 2016.  Prior to that, Mr. Keglevic served as an audit partner at PricewaterhouseCoopers LLP (PwC) from 2002-2008 and in various roles at auditor Arthur Andersen LLP before joining PwC.  His previous public company board experience includes director positions at Texas Competitive Energy Holdings, Energy Future Intermediate Holdings, Cobalt International Energy, Inc. and Clear Channel Outdoor Holdings, Inc.

Board Committees
Audit Committee; Finance Committee
Qualifications
Mr. Keglevic brings substantial leadership and financial expertise to our board, through his experience as CFO of several public companies and his service on the board of numerous public companies.  His extensive experience with companies undergoing significant strategic transformations is an asset to our Board.

Mohsin Y. Meghji	Background
Age: 55 Independent Director Director Since: June 2019
Mr. Meghji founded M-III Partners, L.P., a merchant banking and advisory firm focused on turnaround and special situations, in 2014.  Since 2018, Mr. Meghji has also been Chairman of Infrastructure and Energy Alternatives, Inc., a publicly traded engineering, procurement and construction company focusing primarily on renewable energy.  From 2012-2014, Mr. Meghji served in various executive positions at Springleaf Financial Services, Inc., one of the largest U.S. subprime consumer finance companies.  Mr. Meghji was a co-founder of Loughlin Meghji & Company, a financial restructuring/advisory firm where he served from 2002 to 2011 until he sold his stake.  From 1987 to 2001, Mr. Meghji worked with Arthur Andersen LLP in a variety of roles, finally serving as a Partner in the firm’s global Corporate Finance/Restructuring Group.

Board Committees
Audit Committee; Finance Committee
Qualifications
Mr. Meghji brings extensive restructuring, financial and operational expertise to the Board.  Through his experience serving as an executive officer and advising companies undergoing significant strategic and financial transformations, he has developed valuable, in-depth knowledge of capital markets transactions and strategic transformations at public companies. His previous public company board experience includes director positions at Toys “R” Us, Inc., which became a private company in 2018.

Other Current Public Directorships Infrastructure and Energy Alternatives, Inc.

Pamela D.A. Reeve (Chairman) Age: 70 Independent Director Chairman of the Board Director Since: July 2010
Background
From November 1989 to August 2004, Ms. Reeve held various executive positions, including President and Chief Executive Officer, and was a director at Lightbridge, Inc., a global provider of mobile business software and technology solutions. Prior to joining Lightbridge, Ms. Reeve spent 11 years as a consultant and in a series of executive positions at the Boston Consulting Group, Inc.  Her previous public company board experience includes director positions at Sonus Networks, Inc. (2013 – 2018) and LiveWire Mobile, Inc. (1997 – 2009).

Qualifications
Ms. Reeve provides the Board with leadership, operational and financial expertise, particularly in the communications and technologies industries. In addition, her experience on the boards of other public companies provides the Board with important perspectives on corporate governance and risk management.

Other Current Public Directorships
American Tower Corporation

Robert A. Schriesheim Age: 58 Independent Director Director Since: December 2018
Background
Mr. Schriesheim is Chairman of Truax Partners LLC, through which he partners with, and advises, boards and institutional investors while serving as a director of public and private companies undergoing strategic and financial transformations, with significant experience in the information services, software and communications sectors. Prior to forming Truax, from August 2011 to October 2016, Mr. Schriesheim served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation, a publicly traded retail company, and served as a Corporate Advisor until January 2017. From January 2010 to October 2010, Mr. Schriesheim was Senior Vice President and Chief Financial Officer of Hewitt Associates, a global human resources consulting and outsourcing company that was acquired by Aon in October 2010. From 2006 to 2009, he was Executive Vice President and Chief Financial Officer of Lawson Software, a publicly traded global ERP software provider. Prior to joining Lawson, Mr. Schriesheim was a Venture Partner with ARCH Development Partners, LLC, a seed stage venture capital fund, and earlier he held executive positions at Global TeleSystems, Inc., SBC Equity Partners, Inc., Ameritech, AC Nielsen Company, and Brooke Group, Ltd.  His previous public company board experience includes director positions at NII Holdings, Inc.(August 2015- December 2019); Forest City Realty Trust, Inc. (April – December 2018); Lawson Software, Inc. (2006 – 2011); Georgia Gulf Corp. (2009 – 2010); MSC Software (2007 – 2009); Dobson Communications Corporation 2004 – 2007); Global TeleSystems, Inc. (2001 – 2002); Golden Telecom (1999 – 2001).

Board Committees
Finance Committee (Chair), Audit Committee
Qualifications
Mr. Schriesheim brings extensive leadership and financial acumen to our board, through his experience as CFO of several public companies and service on numerous public and private company boards. His in-depth knowledge of capital markets transactions, industry background in telecommunications and software, expertise driving strategic transformations at public companies and broad investor relations experience, including with public shareholders, bond holders and hedge funds, are important assets to our Board.

Current Public Company Directorships
Skyworks Solutions, Inc., Houlihan Lokey, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Such directors, officers and greater than 10% stockholders are also required to furnish us with copies of all such filed reports.  Based solely upon a review of the copies of such reports furnished to us, or representations that no reports were required, we believe that during the year ended December 31, 2019, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Board and Board Committee Matters

The Board has four standing Committees: Audit, Compensation, Nominating and Corporate Governance and Finance. Each of the Committees is composed entirely of independent directors and operates under a written charter adopted by the Board.  A brief description of the primary Committee functions is set forth below.

Audit Committee
Chair: Edward Fraioli Other Committee Members: Kevin L. Beebe Paul M. Keglevic Mohsin Y. Meghji Robert A. Schriesheim	Primary Responsibilities:
	•	Selects, determines compensation for, and oversees our independent auditors
•

Assists the Board in its oversight of our financial statements, compliance with legal and regulatory requirements, the independence, performance and qualifications of our independent auditors, the qualifications of our internal auditors and internal audit function performance

	•	Pre-approves all audit and permissible non-audit services, if any, provided by our independent auditors
	•	Prepares the Audit Committee Report
	•	Oversees risk assessment and risk management
Each Audit Committee member is independent, meets the standard of an “audit committee financial expert” under SEC rules and meets the financial literacy requirements of the Nasdaq Listing Rules.

Compensation Committee
Chair: Diana S. Ferguson Other Committee Members: Kevin L. Beebe Peter C.B. Bynoe	Primary Responsibilities:
	•	Reviews our general compensation strategies and policy
•

Evaluates, at least annually, the performance of the CEO and other senior executives against corporate goals and objectives and determines and approves executive compensation (including any discretionary incentive awards) based on this evaluation

	•	Engages in CEO succession planning efforts and executive talent development
	•	Reviews and makes recommendations to the Board regarding director compensation
	•	Prepares the Compensation Committee Report
	•	Oversees and approves incentive compensation plans and equity-based compensation plans
Each Compensation Committee member is independent and a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

Nominating and Corporate Governance Committee
Chair: Peter C.B. Bynoe Other Committee Members: Diana S. Ferguson Edward Fraioli	Primary Responsibilities:
	•	Conducts annual evaluation of the Board and its committees
	•	Recommends candidates for nomination, election or appointment to the Board and its committees
	•	Takes a leadership role in shaping our corporate governance, including developing and recommending to the Board our Corporate Governance Guidelines

Finance Committee
Chair: Robert A. Schriesheim Other Committee Members: Kevin L. Beebe Paul M. Keglevic Mohsin Y. Meghji	Primary Responsibilities:
	•	Evaluate the Company’s capital structure and consider, evaluate and negotiate capital market and/or financing transactions and/or strategic alternatives for the Company and its stakeholders

On April 14, 2020, Frontier and its direct and indirect subsidiaries entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (such noteholders, the Consenting Noteholders).  The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan (Plan).  To implement the Plan, Frontier and all of its subsidiaries filed voluntary cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).  The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation, et. al., Case no. 20-22476 (RDD).  Frontier will continue to operate its businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
The Restructuring Support Agreement also contains certain corporate governance provisions.  Among other things, from the date the Restructuring Support Agreement was signed and until the earlier of (a) the effective date of the Plan and (b) the date on which the Restructuring Support Agreement is terminated in accordance with its terms, the Consenting Noteholders shall be entitled to designate two observers to Frontier’s Board (and the Finance Committee) that are reasonably acceptable to Frontier’s Board (who shall be “independent” within the meaning of the rules of any stock exchange on which the shares of Frontier are listed, or if not so listed, would qualify under the rules of the New York Stock Exchange).  One observer shall be appointed by the Consenting Noteholders represented by Akin Gump Strauss Hauer & Feld LLP and Ducera Partners LLC and one observer shall be appointed by the Consenting Noteholders represented by Milbank LLP and Houlihan Lokey Capital, Inc.
Such board observer rights shall permit the observers’ active and regular participation in Board (and Finance Committee) discussions and deliberations; provided, that, any such participation shall be subject to agreements reasonably acceptable to Frontier and the noteholder parties that preserve confidentiality and privilege of such discussions and deliberations.  Each observer shall be paid a reasonable and customary fee and reimbursed for all reasonable out-of-pocket expenses.
Director Nominations
There have been no changes to the procedures Frontier stockholders must follow to submit recommendations for director candidates from the procedures disclosed in Frontier’s definitive proxy statement on Scheduled 14A, filed on March 27, 2019.

Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics (the Code of Conduct) to which all employees, executive officers and directors (which for purposes of the Code of Conduct we collectively refer to as “employees”) are required to adhere in addressing the legal and ethical issues encountered in conducting their work. The Code of Conduct requires that all employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity. Employees are required to report any conduct that they believe is an actual or apparent violation of the Code of Conduct and may do so anonymously by using our Ethics Hotline. Specific provisions applicable to our principal executive officer and senior financial officers are in the Specific Code of Business Conduct and Ethics Provisions for Certain Officers (the Executive Code). We disclose on our website any amendment to, or waiver of, any provision of our Code of Conduct or Executive Code that is required to be disclosed pursuant to securities laws. Copies of the Code of Conduct and the Executive Code are available upon request to our Secretary, or may be viewed or downloaded from the Investor Relations page of our website, www.frontier.com.

Item 11.	Executive Compensation

As described above under Item 10 “Board and Board Committee Matters”,  on April 14, 2020, Frontier and its direct and indirect subsidiaries entered into the Restructuring Support Agreement with the Consenting Noteholders. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan, pursuant to which Frontier and all of its subsidiaries filed voluntary Chapter 11 Cases. The information presented in this Item 11, or this Compensation Discussion & Analysis (“CD&A”), reflects compensation for our named executive officers (or “NEOs”) for fiscal year 2019.  The impact of the Plan and the Chapter 11 filing is not reflected in any of the tables in this CD&A.  As a result of the filing of our Chapter 11 Cases, our NEOs may not be entitled to receive or retain any property or interest in property on account of any equity interests referenced in this CD&A, and we cannot predict at this time whether NEOs will receive any value for stock-based awards or any other equity holdings in the Company’s common stock despite the values reflected in the compensation tables included in this Item 11.

Compensation Discussion and Analysis

Named Executive Officers

Bernard L. Han(1)	President and Chief Executive Officer
Daniel J. McCarthy(2)	Former President and Chief Executive Officer
Sheldon L. Bruha(3)	Executive Vice President, Chief Financial Officer
John Maduri	Executive Vice President, Chief Customer Officer
Mark D. Nielsen(4)	Executive Vice President, Chief Transaction Officer & Chief Legal Officer
Kenneth W. Arndt	Executive Vice President, Chief Operations Officer

(1)	Mr. Han was appointed President and CEO on December 3, 2019.

(2)	Mr. McCarthy separated from service on December 3, 2019.

(3)	Mr. Bruha was appointed CFO on June 3, 2019. Prior to that, he served as Interim CFO from September 1, 2018.

(4)	Mr. Nielsen assumed the responsibilities for the Chief Transaction Officer role in addition to his current role of Chief Legal Officer on June 3, 2019.

Executive Summary

2019 Review
The Compensation Committee modified our executive compensation program in 2019 in several respects to enhance executive retention, while maintaining a strong link between pay and financial and operating performance. During this challenging period for the Company’s business, a primary goal of the Committee in making decisions regarding program design and individual executives’ target total compensation opportunities has been to provide our executives a measure of stability in compensation and minimize potential misalignments of interests based on changes in our business and the macro business environment, while motivating our executives to focus on our business metrics and actions that will produce a high level of performance for Frontier.

CEO Pay at a Glance
On December 3, 2019, the Board appointed Bernard L. Han as President and Chief Executive Officer of the Company and as a member of the Board. Mr. Han succeeds Daniel J. McCarthy, who stepped down as President and Chief Executive Officer and from his position on the Board on that date. For Mr. McCarthy’s pay information please see the section “Former CEO Pay Decisions” toward the end of this CD&A.

In connection with Mr. Han’s appointment as President and Chief Executive Officer, Mr. Han and the Company entered into an Employment Agreement, which provides for an initial three-year term of employment, with automatic renewal for one-year periods thereafter unless terminated by either party. Pursuant to the Agreement, Mr. Han will be eligible for an annual base salary of $1.3 million, an aggregate annual short- and long-term incentive compensation opportunity of $6.7 million at target performance, and temporary housing and reimbursement of travel-related expenses until May 13, 2020, at which point he will be eligible for our standard executive relocation benefits. The aggregate amount of incentive compensation ($6.7 million) was allocated as $2.275 million in short-term incentive, $2.655 million in prepaid retention-based LTI (in the form of time-vested cash) and $1.77 million in performance-based LTI (which in 2020 will be earned based on quarterly performance). Mr. Han also received a cash retention payment of $2 million in 2019, which amount must be repaid on an after-tax basis if Mr. Han is terminated for cause or resigns without good reason prior to December 3, 2020. Prior to his appointment as President and CEO, Mr. Han served as a consultant to the Board from October 16 through December 2, 2019 at a rate of $200,000 per month plus temporary housing.
Summary CEO Compensation

Compensation Element	2020 Target	Notes
Base Salary	$1,300,000
Short-term Cash Incentive	$2,275,000	Annual target cash incentive is split quarterly
Prepaid Retention LTI	$2,655,000	Time-vested LTI paid upfront in cash, for retention
Performance LTI	$1,770,000	In 2020 performance is quarterly
Sub Total	$6,700,000
Total Direct Compensation	$8,000,000

Executive Compensation

Key Features of our Executive Compensation Program

Our key executive compensation practices are summarized below. While these continue to be our guiding principles, the Compensation Committee has placed a greater emphasis on retention of our executives during 2019 and 2020.

What We Do
✔	Employ a pay-for-performance executive compensation program whereby a significant portion of NEO compensation is at risk.
✔	Use multipliers to reward above-target performance and reduce short-term and long-term incentive payouts for below-target performance.
✔	Require our executives to own Frontier stock equal to a multiple of base salary along with other holding requirements. For our CEO, this multiple historically was five times base salary.
✔	Use double-trigger change-in-control severance arrangements.
✔	Have a recoupment, or “clawback,” policy to recover both cash and equity compensation from executives, including in the case of misconduct that results in a restatement of our financial statements.
✔	Regularly analyze risks related to our compensation program and conduct a broad risk assessment annually.
✔	Engage an independent compensation consultant to provide advice to our Compensation Committee.

What We Don’t Do
Permit our executives to hedge or pledge Frontier stock.
Reward our executives with perquisites or tenure-based benefits, such as retiree medical benefits, in the ordinary course.
Pay dividends on unearned performance shares.
Make tax “gross-ups” for severance payments.

Impact of 2019 Say-on-Pay Vote
In 2019, our stockholders voted “Against” our advisory vote on executive compensation. The Compensation Committee considers the results of the annual stockholder vote on our executive compensation program, in addition to other input from our stockholders, when evaluating and determining compensation policies and the compensation for our CEO and the other NEOs. In 2019, management contacted stockholders representing approximately 35% of our outstanding shares to offer opportunities for engagement to ensure that we understand their concerns on our executive compensation. However, the challenges we face make it difficult for us to address these concerns. While our programs would typically be designed to closely align pay with performance, the Committee has determined to place incremental emphasis on retention during 2019 and 2020.  The failure to attract and retain management and other key personnel could impair our ability to execute our strategy and implement operational initiatives and thus we have placed greater emphasis on aligning interests with the short-term operational goals of the Company.

Executive Compensation Program Structure

Philosophy

Our overall Executive Compensation Program Structure and Philosophy remains the same, however for the 2019 and 2020 programs the Committee has placed greater emphasis on retention and aligning interests with the short-term operational goals of the Company.

Maintain clear alignment between the interests of our executives and those of our stockholders by rewarding performance measured by key financial metrics and strategic objectives and through the use of long-term incentive awards as a significant component of compensation.

Reinforce our performance culture for our NEOs by making a majority of their compensation at risk, i.e., contingent upon relative, specified company and individual performance.

Hire and retain talented executives by having a compensation program that is competitive in relation to comparable companies based on size, overall complexity and the nature of our business.

Ensure company goals are fully aligned throughout the organization. Each year, we establish company-wide goals that align with Frontier’s business plan for the year. Our NEOs are compensated to the extent they are successful in leading Frontier to achieve these goals for each year.

Compensation Program Design During 2019

At its January and February 2019 meetings, the Compensation Committee redesigned our Compensation program to place a greater focus on retention than in previous years.  Among other changes, the 2019 short-term performance goals were set as a percent of salary for each NEO and earned and paid fully on a quarterly basis, the 2019 performance share awards were converted into a quarterly cash-based incentive program, and the 2019 restricted stock awards were converted into a prepaid retention award payable in the first quarter of the year.  Each of these awards are subject to a repayment provision such that if the NEO voluntarily resigns or is terminated for cause within certain timeframes, the after-tax value of the award must be repaid to the Company.

In order to determine the appropriate amount and mix of compensation components for each NEO, the Compensation Committee typically considers many factors, including experience, value provided to Frontier, scope of responsibility, Company and individual performance, benchmark data based on our peer group and general industry survey data for comparably sized companies.

Component	Purpose	Performance Measures
Base Salary (Fixed)	• Attract and retain executives	• Job scope and experience • Market pay (we target the median of market using peer group and survey data)
Quarterly Cash Bonus (At Risk)
• Attract and retain executives

•  Incentivize and reward executives for achievement of and create alignment with pre-established, measurable quarterly performance goals

• Recapture in accordance with plan rules

• Company Performance Metrics: • Financial targets (Revenue, Adjusted EBITDA) • Customer Experience Targets/ Net Broad Band Additions
Prepaid Retention (Retention)	• Attract and retain executives • Recapture in accordance with plan rules	• N/A
Performance LTI (At Risk & Retention)	• Attract and retain executives • Align executive pay with Company performance • Recapture in accordance with plan rules	• Company Performance Metrics • Financial targets (Revenue, Adjusted EBITDA) • Customer Experience Targets/ Net Broad Band Additions

Market and Peer Group Reviews

The Compensation Committee, with input from its independent compensation consultant, establishes Frontier’s peer group for use in benchmarking and market comparison purposes. The peer group reflects our size and scale and includes businesses that are asset intensive, have a technology focus, have subscription-based revenue, deliver content and typically have a bundled package service offering. The peer group set forth below was used to set compensation for 2019. When comparing financial metrics of Frontier to our peers in September 2018, we were at the 39th percentile in revenue, 66th percentile in EBITDA, 49th percentile in total assets and 32nd percentile in enterprise value.

2019 Peer Group
•	Anixter International Inc.	•	Rogers Communications Inc.
•	ADP, LLC	•	Sirius XM Holdings Inc.
•	BCE Inc.	•	Sprint Corporation
•	Booking Holdings Inc. (formerly Priceline Group Inc.)	•	Telephone & Data Systems
•	CenturyLink, Inc. (acquired Level 3 Communications)	•	TELUS Corporation
•	DISH Network Corporation	•	Thomson Reuters Corporation
•	First Data Corporation	•	T-Mobile US, Inc.
•	Juniper Networks, Inc.	•	United States Cellular Corporation
•	News Corp.	•	Windstream Holdings, Inc.

General industry survey data was also considered in determining the compensation levels of the NEOs and other executives. In the case of executives for whom there was no publicly available data or no comparable position at the peer group companies, the results from general industry executive compensation surveys were analyzed to assess competitiveness.

As an initial step in the consideration of the general industry survey data, the survey is size-adjusted based on our annual revenue. The 2018 survey data used to determine 2019 compensation was size-adjusted to approximate Frontier’s 2019 budgeted revenue. The analyses included examining how each executive’s target total direct compensation compared to the results in the surveys for base salary, target bonus and target long term incentives. Some of our NEOs have responsibilities that extend beyond the traditional scope indicated by their titles. As a result, directly comparable roles in the survey data were not always available. In these cases, the Compensation Committee considered data from these third-party surveys and the importance of the role to Frontier when determining the commensurate total compensation levels for the NEO. In considering the general industry survey data, the Compensation Committee did not review nor is it aware of the specific companies that are included in the surveys.

2019 Total Target Direct Compensation for NEOs

Cash Compensation

Base Salary. Base salaries for our executives, including our NEOs, are set by the Compensation Committee after consideration of various factors, including individual performance, executive experience and skill set, the ability to attract and retain talented executives and market data.

Executives are eligible for increases to their base salary if there is a change in responsibility or the individual’s base salary is not in line with desired market position. We generally target the median of our peers when setting base salary while any increases or decreases are ultimately at the discretion of the Compensation Committee. The salaries for our NEOs were adjusted during 2019 as follows:

NEO	1/1/2019 Salary	12/31/2019 Salary	Notes
Bernard L. Han	N/A	$1,300,000	Mr. Han was hired as President & CEO on December 3, 2019.
Daniel J. McCarthy	$1,000,000	N/A	Mr. McCarthy separated from service on December 3, 2019.
Sheldon L. Bruha	$490,000	$550,000	Mr. Bruha was promoted to EVP, CFO on June 3, 2019. Prior to that he received a salary of $310,000 plus a stipend of $15,000 per month since September 1, 2018 as part of his role as Interim CFO.
John Maduri	$625,000	$625,000
Mark D. Nielsen	$500,000	$900,000	As a result of his promotion to Chief Transaction Officer, Mr. Nielsen received a salary increase effective June 3, 2019.
Kenneth W. Arndt	$600,000	$600,000

Annual Incentive Plan. The Compensation Committee uses the Annual Incentive Plan (“AIP”) to provide cash incentives to executives, including the NEOs, based on the achievement of certain company goals (Company Performance Goals) that may be adjusted for individual performance. The AIP pool is based solely on the result of achievement of the Company Performance Goals. An NEO’s “target AIP opportunity” is expressed as a percentage of his or her annual base salary and represents the amount the NEO would receive if performance goals are achieved at target. For 2019, each of Messrs. Nielsen, Maduri, and Arndt had a target bonus opportunity equal to 100% of his base salary. Excluding his bonus stipend of $15,000 per month, Mr. Bruha had a target bonus opportunity of 60% of his base salary of $310,000 until he was promoted to EVP, Chief Financial Officer on June 3, 2019.  At that time Mr. Bruha’s AIP target was increased to 100% of his then current salary ($550,000).  Mr. McCarthy’s target bonus opportunity was 150% of his base salary. Mr. Han did not receive an award under the AIP for 2019. His target AIP percent for 2020 is 175% of salary. Potential AIP payouts could be from 0% for below-threshold performance, up to a maximum of 130% for outstanding performance, of each NEO’s target AIP opportunity. Achievement of threshold performance would result in a payout of 70% of the target AIP opportunity, subject to the discretion of the Compensation Committee.

In 2019, the Compensation Committee continued to provide quarterly payments under the AIP.  For each quarter, the NEO’s target awards were 25% of the target AIP award stated above. This was continued to help retain our executives as well as to emphasize the importance of our short-term results.

Payments under the AIP were based on Performance Goals established at the Compensation Committee’s December 2018 and January 2019 meetings for the quarterly performance goals on Adjusted EBITDA and Revenue along with the goals for Net Experience Score for the first two quarters of 2019.  In the third quarter of 2019 the Committee replaced the Net Experience Score with a Net Broadband additions metric.  The Net Broadband additions metric was included to better align with our strategic business plan.  The Company Performance Goals were weighted in relation to Frontier’s business plan (the Weighted Company Performance Goals).
2019 Weighted Company Performance Goals	Weighting
	Q1 & Q2	Q3 & Q4
Adjusted EBITDA Target	60.0%	60.0%
Revenue Target	25.0%	25.0%
Net Experience Score Target (a measure of customer experience)	15.0%	N/A
Net Broadband Adds	N/A	15.0%
Total	100%	100%

Initially, the Compensation Committee set a minimum performance threshold of 93% of the Adjusted EBITDA target and an overall threshold amount of 90% in order to achieve a payout under the 2019 AIP. For the third and fourth quarters of 2019 the Committee modified the AIP to set a threshold performance level of 85% of the target goal and a maximum performance level at 115% of the target level for each metric to better reflect our increased performance volatility in the near-term.  Along with these modifications, a “catch-up” feature was added such that if the cumulative performance on any metric is greater than the sum of the quarterly amounts an adjustment to the payout is made to reflect the cumulative results.  Throughout the year, the Compensation Committee reviewed Frontier’s performance against each of the targets, which is shown below. Payouts under the AIP for 2019 were based on an “S” curve where the further away from target performance the larger the performance adjustment.  For the third and fourth quarters the payout to performance ratio was 2:1 (i.e., achieving 115% of target-level performance results in a payout of 130% of target).

Below is a table showing the quarterly, performance and payouts for each of the NEOs. We believe that our 2019 goals were set at a significant stretch level.

($ in millions)	2019 Q1 Target	2019 Q2 Target	2019 Q3 Target	2019 Q4 Target	2019 Annual Target	2019 Annual Actual
Revenue	$2,111.1	$2,105.3	$2,104.8	$2,124.2	$8,445.4	$8,112
Adjusted EBITDA	$855.4	$877.4	$872.5	$903.9	$3,509.2	$3,338
Net Experience Score	11.9	15.2	N/A	N/A	N/A	N/A
Net Broadband Adds	N/A	N/A	(46,591)	(39,434)	N/A	N/A
Overall Performance	103.9%	100.2%	89.2%	89.7%
Payout Percent	106.8%	100.2%	72.9%	79.4%

2019 AIP Payouts	Q1	Q2	Q3	Q4	Total	2019 Target	Payout as a % of Target
Bernard L. Han	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Daniel J. McCarthy	$400,500	$375,750	$273,375	$310,500	$1,360,175	$1,500,000	90.7%
Sheldon L. Bruha*	$81,702	$137,775	$100,238	$109,175	$428,890	$466,500	91.9%
John Maduri	$166,875	$156,563	$113,906	$124,063	$561,407	$625,000	89.8%
Mark D. Nielsen **	$144,180	$225,450	$164,025	$178,650	$712,305	$800,000	89.0%
Kenneth W. Arndt	$160,200	$150,300	$109,350	$119,100	$538,950	$600,000	89.8%

*	For the first quarter, Mr. Bruha’s AIP includes an additional target incentive of $10,000 per month while serving as Interim CFO. The remaining three quarters reflect his new salary and AIP target.

**	For the first quarter, Mr. Nielsen’s AIP reflects his then current AIP target. The remaining three quarters reflect his new AIP target.

Long-Term Incentive Compensation

The 2019 long-term incentive awards were issued in two types of cash payments 1) an upfront prepaid retention award and 2) a performance award earned quarterly over 2019.  Both of the awards have recapture provisions such that if an executive leaves voluntarily or is terminated for cause within a prescribed period of time, the executive must repay to the Company the amount of the award paid to the executive.

In February 2019, the Compensation Committee set the following targets for incentive awards for each NEO:

Name	2019 Value of Prepaid Retention Award	2019 Target Value of Performance Award	2019 Value of Long-Term Awards
Bernie L. Han	N/A	N/A	N/A
Daniel J. McCarthy	$3,600,000	$2,400,000	$6,000,000
Sheldon Bruha*	$720,000	$450,000	$1,170,000
John Maduri	$1,400,000	$900,000	$2,300,000
Mark D. Nielsen**	1,250,000	500,000	1,750,000
Kenneth W. Arndt	$1,080,000	$720,000	$2,000,000

*
Mr. Bruha received a cash award of $170,000 that vests, subject to certain conditions, over three years from its grant date of February 13, 2019.  Upon his promotion to CFO on June 3, 2019, he received two additional grants: 100,000 shares valued at $198,000 on the grant date; and  $550,000 in prepaid cash retention. These three grants are shown under the column of Prepaid Retention Award above.

**	Upon his promotion to Chief Transaction Officer, Mr. Nielsen received an increase to his Prepaid Retention Award of $500,000.

Prepaid Retention Awards. In 2019, the Compensation Committee awarded Prepaid Retention Awards (PRAs) with the goal of retaining our executive leadership team.  These awards include a recapture provision, such that if a recipient leaves voluntarily or such recipient’s employment is terminated for cause prior to the earlier of February 28, 2021 and the date we emerge from Chapter 11, the amount of the after-tax award paid by the Company to the executive must be repaid to the Company.

Performance Awards. The Compensation Committee included Performance Awards as a component of the 2019 executive compensation program to ensure a significant portion of our executives’ pay is performance-based.  In 2019 these awards were based on the same metrics and goals as our AIP, including the quarterly nature of the awards.  Similar to the prepaid retention grants, these awards include a recapture provision, such that if a recipient leaves voluntarily or such recipient’s employment is terminated for cause prior to the earlier of February 28, 2021 and the date we emerge from Chapter 11, the amount of the after-tax award paid by the Company to the executive must be repaid to the Company.

Under the 2019 Performance Award program, our NEOs earned the payouts as shown in the table below.

Name	Total Target Performance Awards for 2019	Total Performance Awards for 2019 Performance
Bernard L. Han	n/a	n/a
Daniel J. McCarthy	$2,400,000	$2,176,200
Sheldon L. Bruha	$450,000	$378,750
John Maduri	$900,000	$808,425
Mark D. Nielsen	$500,000	$449,125
Kenneth W. Arndt	$720,000	$646,740

Results of 2017 Performance Award

The award that was issued effective January 1, 2017 for the three-year period ending on December 31, 2019 did not have a payout. This award was determined based on Company performance on both Free Cash Flow and TSR relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the three-year Measurement Period.

Perquisites and Other Benefits

There were no reportable perquisites in 2019 for the CEO or the other NEOs.

We provide benefits to our NEOs on the same basis as all our non-union, full-time employees. These benefits consist of medical, dental and vision insurance, basic life and disability insurance and matching contributions to our 401(k) plan for employees who participate in the plan. Messrs. McCarthy and Arndt have vested benefits under the Frontier Pension Plan, which was frozen for all non-union participants in 2003.

Executives, including our NEOs, are not eligible for retiree medical benefits.

Changes to Our Program in 2020

The Compensation Committee continues to review our executive compensation program to ensure it meets the twin goals of retaining valuable executives and aligning their financial interests with the success of the Company.  Accordingly, the Compensation Committee has continued certain aspects of our 2019 program while modifying other important aspects, including:

•     Continuing our Annual Incentive Plan to be earned and paid fully on a quarterly schedule with quarterly goals based on specific metrics. This places a greater emphasis on our quarterly results leading to achievement of our full-year results and promotes retention of our executives through the inclusion of a recapture provision, as described below. Quarterly goals were established in January 2020 and, in aggregate, align with the Board-approved annual budget.

•     Continuing our Prepaid Retention Award, which is an up-front cash payment with a recapture provision, as described below.

•     Continuing our Performance Award as a quarterly cash-based incentive program. The payout will be based on the same performance and payout scale as the 2019 quarterly AIP. While the performance is based on our quarterly 2020 goals, any payouts are subject to a recapture provision, as described below.

•     Payments under each of the above are subject to a recapture provision providing that, in the event of voluntary termination or involuntary termination for cause, all or a portion of the amount of the after-tax award paid by the Company to the executive must be repaid to the Company.

These awards and recapture provisions are in line with both executive compensation programs for companies contemplating or undergoing significant restructuring activities and the goal of the Committee to enhance the retentive nature of our executive pay program.

Below is a table showing the target compensation for our NEOs on January 1, 2020.

Name	Salary	Target AIP	Target Performance Award	Prepaid Retention Award	Target Total Compensation
Bernie L. Han	1,300,000	2,275,000	1,770,000	2,655,000	8,000,000
Sheldon Bruha	550,000	550,000	600,000	900,000	2,600,000
John Maduri	625,000	625,000	1,400,000	1,400,000	3,550,000
Mark D. Nielsen (1)	900,000	900,000	500,000	1,250,000	3,550,000
Kenneth W. Arndt	600,000	600,000	720,000	1,080,000	3,000,000

(1)	Mr. Nielsen is also entitled to receive a payment of $500,000 upon confirmation of a plan pursuant to Chapter 11 and $500,000 upon the effective date of a plan pursuant to Chapter 11.

Former CEO Pay Decisions

On December 3, 2019, the Company and Mr. McCarthy entered into a Release Agreement, under which Mr. McCarthy generally receives separation payments and benefits consistent with those under his Severance Agreement, dated August 2, 2019.  These payments include:

●	A severance payment of $1,000,000, which is equal to one year of salary.

●	A payment for the fourth quarter bonus and Performance Award of $807,300.

●	Accelerated vesting of 24,946 shares from his February 16, 2017 restricted share grant.

●	Accelerated vesting of 291,617 shares from his February 14, 2018 restricted share grant.

●	A payment of 25,745 shares and their associated dividends ($86,889) based on performance through December 31, 2018 for the 2017-2019 Performance Share Award program.

●	A payment of 156,307 shares based on performance through December 31, 2018 for the 2018-2020 Performance Share Award program.

●	18 months of continued health coverage following his separation from service at the active employee medical contribution rate along with other routine payments.

Roles and Responsibilities

The Compensation Committee

The Compensation Committee is responsible for approving and overseeing our executive compensation philosophy and programs, as well as determining and approving the compensation for our senior executives, including our NEOs. Each year, at its January and February meetings, the Compensation Committee reviews the Company Performance Goals and the individual performance goals for the NEOs and approves the target levels for each of the compensation components that apply to the NEOs for the upcoming year. Also, the Compensation Committee assesses the performance of our NEOs for the prior year. With respect to CEO compensation, the Compensation Committee reviews its recommendations with the other independent directors and considers any additional input from them before finalizing its decision.

In making its compensation decisions, the Compensation Committee reviews tally sheets setting forth all components of compensation paid to the NEOs for the past five years, along with target compensation for those years, including base salary, AIP, and grant date values of long-term incentive awards. These tally sheets also show the executives’ holdings of unvested RSAs and performance share awards from prior years and the current value of those awards. The Compensation Committee uses these tally sheets to (i) review the total annual compensation of the NEOs over the past five years, (ii) assess the executive officers’ compensation against their individual and company performance over that period and (iii) assure that the Compensation Committee has a comprehensive view of our compensation programs.

The Compensation Committee reviews on a periodic basis management compensation programs, including any management incentive compensation plans, to determine whether they are appropriate, properly coordinated and achieve their intended purpose(s), and discusses with the Board any modifications or new plans or programs.

The Chief Executive Officer

Our CEO annually reviews the performance and contributions of our other senior executives, including our other NEOs, and presents to the Compensation Committee his performance assessments and compensation recommendations, including the proposed award for each component of the executive’s total compensation. The review typically consists of an assessment of the executive’s performance against company-level and individual goals and targets. The Compensation Committee then conducts a separate review process with respect to these executives and, after making any adjustments, approves the compensation for these executives.

The CEO is not involved in setting his own compensation.

The Compensation Consultant

The Compensation Committee retains an independent executive compensation consultant that provides services to the Compensation Committee. Since 2010, the Compensation Committee engaged Frederic W. Cook & Co., Inc. to assist the Committee in the development of compensation programs, evaluation of compensation practices and the determination of compensation awards. In preparation for its July 2019 meeting, the Committee changed its consultant and engaged Willis Towers Watson based on their expertise in advising distressed companies that are contemplating or undergoing a significant restructuring.

The Compensation Committee considers the compensation consultant’s input and advice while reaching its own independent decisions on compensation matters. The Compensation Committee has sole authority to retain and terminate the compensation consultant.

The Compensation Committee has instituted policies to avoid conflicts of interest raised by the work of the compensation consultant. Pursuant to SEC rules, the Compensation Committee is required to consider any conflicts of interest raised by the work of the Compensation Committee’s compensation consultants. After considering the relevant factors, the Compensation Committee determined that no conflicts of interest were raised by the work of either compensation consultant in 2019.

Additional Compensation Features and Policies

Stock Ownership Guidelines

To further align our executives’ interests with those of our stockholders, our Board established stock ownership guidelines for the CEO and the other members of the Senior Leadership Team and reviews the guidelines annually. The CEO is expected to own shares of Frontier stock having a minimum value of five times (5x) base salary, the CFO is expected to own shares of Frontier stock having a minimum value of three and one-half times (3.5x) base salary and each other member of the Senior Leadership Team is expected to own shares of Frontier stock having a minimum value of two and one-half times (2.5x) base salary. Unvested restricted share awards and unearned performance shares are not counted for purposes of fulfilling this requirement. At such times as a member of the Senior Leadership Team does not meet the applicable ownership guideline, the executive will be required to hold 50% of Frontier stock that the executive acquires after that date through the Frontier equity compensation programs, excluding shares sold to pay related taxes. The Compensation Committee administers these stock ownership guidelines. Other than withholding for tax purposes upon vesting of shares, none of our current NEOs sold any shares during 2019.

Hedging and Pledging Prohibition

Executives are prohibited from hedging or pledging their shares of Frontier stock.

Termination of Employment and Change-in-Control Arrangements
Under the terms of his Employment Agreement, if Mr. Han is terminated without cause or resigns for good reason or if the Company elects not to renew the term of the agreement, he will, subject to his execution and non-revocation of a general release of claims in favor of the Company, receive (a) cash severance equal to one times his base salary (two times the sum of his base salary and target annual bonus, if such termination occurs during the six-month period prior to or one-year period following a change in control), (b) a pro rata portion of his outstanding incentive compensation awards (based on actual performance), and (c) continued health coverage for 12 months following his termination of employment (18 months if such termination occurs within the six-month period prior to or one-year period following a change in control). Mr. Han is also subject to customary restrictive covenants under his Employment Agreement, including one-year post-termination restrictions on competing with or soliciting employees of the Company.

To attract talented executives, support retention objectives and ensure that executives perform their work with objectivity, we provide certain post-employment benefits to the NEOs. In addition, Frontier has implemented separation agreements with each of its executives (other than Mr. Han) such that they can receive severance for termination by the Company without cause or for good reason equal to one times base salary (two times the sum of base salary and target annual bonus, if such termination occurs during the six-month period prior to or one-year period following a change in control),

The Compensation Committee set the severance amounts based on peer group reviews. The change-in-control arrangements do not include gross-up payments for excise taxes imposed under Section 280G of the Internal Revenue Code as a result of severance payouts.

For further discussion of these severance arrangements, see “Employment Arrangements; Potential Payments Upon Termination or Change-in-Control” that follows this Compensation Discussion and Analysis.

Clawback Policies

Since 2010, Frontier has included in all of its equity compensation awards, including to the NEOs, a recoupment or “clawback” provision. This provision requires that unvested equity awards be forfeited if the Compensation Committee determines that the employee engaged in certain defined types of misconduct, including engaging in acts considered to be contrary to the best interests of Frontier, commission of felonies or other serious crimes, or engaging in any activity which constitutes gross misconduct. The provision also provides that the Compensation Committee may in its sole discretion require the employee to return all stock that vested within the 12-month period immediately prior to the misconduct, or if no longer held by the employee, to pay to Frontier any and all gains realized from such stock.

Effective December 11, 2014, we adopted an enhanced clawback policy that is triggered if Frontier is required to restate its financial statements due to material noncompliance with any financial reporting requirement under the securities laws that was contributed to by the fraud or intentional misconduct of an executive officer, including an NEO. If the policy is triggered, the Compensation Committee will require reimbursement or forfeiture of any cash and equity incentive compensation awarded to or received by the executive officer in question during the three-year period preceding the date on which Frontier is required to prepare the restatement. The amount to be recovered would be the excess of the incentive compensation obtained by the executive officer based on the erroneous data over the amount that would have been obtained by the executive officer had it been based on the restated results, as determined by the Compensation Committee. We will review the terms of this recovery policy in light of the requirements under the Dodd-Frank Act and will make any necessary changes to be in compliance with final regulations when issued.

Tax Implications—Deductibility of Executive Compensation

The exemption from 162(m)’s deduction limit for performance-based compensation has been repealed for tax years beginning after December 31, 2017. Consequently, compensation paid to our covered executive officers in excess of $1 million will not be deductible.

Compensation Committee Report

The Compensation Committee of our Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Frontier’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Frontier’s  Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the Committee:

Submitted by:

Diana S. Ferguson, Chair
Kevin L. Beebe
Peter C.B. Bynoe

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our CEO, CFO and the three other most highly compensated executive officers at fiscal year-end.

Name and Principal Position	Year	Salary[1]		Bonus(1)	Stock Awards(2)		Non-Equity Incentive Plan Compensation(3)		All Other Compensation(4)		Total
Bernard L. Han	2019		$102,917	$2,000,000		—		—		$342,447		$2,445,364
President and CEO
Daniel J. McCarthy Former President and CEO(5)	2019		$925,000	$3,600,000		—		$2,729,025		$2,249,181		$9,503,206
	2018		$1,000,000	—		$4,665,667		$1,460,175		$34,181		$7,135,383
	2017		$1,000,000	—		$5,004,014		—		$34,181		$6,038,195
Sheldon L. Bruha Chief Financial Officer(6)(7)	2019 2018	$ $	526,001 341,818	$720,000	$ $	198,000 102,003	$ $	861,814 226,807	$ $	8,626 8,605	$ $	2,314,440 679,233
John Maduri EVP, Chief Customer Officer(7)	2019 2018	$ $	625,000 610,417	$1,400,000 —	$ $	27,047 2,070,757	$ $	2,070,165 910,284	$ $	125,087 65,111	$ $	4,184,300 3,656,569
Mark Nielsen EVP, Chief Transaction Officer and Chief Legal Officer(7)	2019		$745,000	$1,250,000		$3,827		$1,559,764		$6,875		$3,565,466

Kenneth W. Arndt EVP, Chief Operations Officer(7)	2019 2018	$ $	600,000 553,125	$1,080,000 —	$ $	5,624 878,633	$ $	1,641,384 782,878	$ $	12,786 5,980	$ $	3,339,794 2,220,646
	2017		$500,000	—		$1,134,299		—		$10,270		$1,644,569

(1)
Amounts in this column represent cash retention awards made in lieu of new restricted stock awards in 2019. Mr. Bruha's award consists of $500,000 in a cash retention award as well as $170,000 in restricted cash which vests over three years.

(2)
The stock awards referred to in this column consist of grants of restricted shares and grants of performance shares under the 2013 and 2017 Equity Incentive Plans. The amounts shown in this column represent the grant date fair value, pursuant to Financial Accounting Standards Board ASC Topic 718, of the stock awards granted in the applicable year or, with respect to multi-year performance share awards where performance conditions are set at the beginning of each year, the fair value of the shares subject to the performance conditions during a multi-year vesting period constitutes a separate "grant date." As a result, the grant date fair value for the performance share awards granted in 2018 is calculated using only the second tranche of the grant for the 2018-2020 Measurement Period, as the grant date fair value for the first tranche was reported last year and the performance conditions for the third tranche were not set in 2019. With respect to the grant for the 2017-2019 Measurement Period, the grant date fair value is calculated using the third tranche, as the grant date fair values for the first two tranches were reported in prior years. Further, in calculating the grant date fair value of such performance shares in the table, the target number of shares was used. Frontier uses Monte Carlo simulations to value performance share awards. The value of this year's disclosed performance shares at $0.89 per share assuming the highest level of operating cash flow and TSR performance will be achieved (using the methodology described above) would be as follows: Han: $0; McCarthy: $163,782; Bruha: $0; Maduri: $0; Nielsen: $0; Arndt: $0. For a discussion of valuation assumptions, see Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional details regarding the stock awards, see the Grants of Plan-Based Awards table below and the accompanying narrative.

(3)
The amounts shown in this column represent cash awards made under the AIP, Performance LTI Awards in lieu of new performance share awards in 2019, and performance cash awards in 2018. Awards under the AIP for 2019 were paid as follows: 25% of annual target paid quarterly based on quarterly results. Performance Retention Awards were paid as follows: 25% of each NEO's performance share award target paid quarterly based on quarterly results.  Awards are typically paid shortly after applicable quarter. The performance cash awards referred to in this column consist of grants of performance cash under the 2017 Equity Incentive Plan. The amounts shown in this column represent the grant date fair value, pursuant to Financial Accounting Standards Board ASC Topic 718, of the stock awards granted in the applicable year or, with respect to multi-year performance cash awards where performance conditions are set at the beginning of each year, the fair value of the units subject to the performance conditions during a multi-year vesting period constitutes a separate "grant date." As a result, the grant date fair value for the performance cash awards granted in 2018 is calculated using only the second tranche of the grant for the 2018-2020 Measurement Period, as the grant date fair value for the first tranche was reported last year and the performance conditions for the third tranche were not set in 2019.  Further, in calculating the grant date fair value of such performance cash awards in the table, the target number of units was used. Frontier uses Monte Carlo simulations to value performance cash awards. The value of this year's disclosed performance shares at $0.89 per share assuming the highest level of operating cash flow and TSR performance will be achieved (using the methodology described above) would be as follows: Han: $0; McCarthy: $0; Bruha: $36,834; Maduri: $455,187; Nielsen: $273,926; Arndt: $314,378. For a discussion of valuation assumptions, see Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For additional details regarding the performance cash awards, see the Grants of Plan-Based Awards table below and the accompanying narrative.

(4)
The All Other Compensation column includes premiums for life insurance coverage paid for by Frontier, a 401(k) match and change in actuarial value of the frozen pension. Other than as set forth below, all perquisites and personal benefits are below the threshold for disclosure in this column:

•
Amount shown for Mr. Han includes consultant fees of $320,155 for services provided from October 16, 2019 through December 2, 2019 plus $11,239 for temporary housing during that period, $7,493 for temporary housing as of his hire date of December 3, 2019 through December 31, 2019 and $3,560 imputed income for life insurance.

•
Amount shown in 2019 for Mr. McCarthy is in conjunction with his resignation effective December 3, 2019 and includes $1,000,000 in base salary, $310,500 in Q4 annual incentive, $496,800 in Q4 performance LTI award, $323,515 in accelerated vesting of stock awards, $86,899 in dividends, $23,077 in accrued but unused paid time off, and $8,400 in matching contributions; 2018 and 2017 amounts include -$15,997, and $22,431, respectively, for the change in the actuarial value of his frozen pension; Amounts also includes matching contributions, imputed income for life insurance, and wellness credits.

•	Amounts shown for Mr. Bruha consist of matching contributions.

•
Amounts shown for Mr. Maduri includes payment of $125,000 and $65,111 in 2019 and 2018 for relocation assistance, which includes household goods transfer and temporary housing, as an inducement to accept employment with Frontier, and imputed income for life insurance.

•	Amount shown for Mr. Nielsen consists of matching contributions and imputed income for life insurance.

•
Amounts shown for Mr. Arndt include $6,755, -$2,436, and $23,375 for the change in the actuarial value of his frozen pension in 2019, 2018, and 2017, respectively, matching contributions, and imputed income for life insurance.

(5)	Mr. McCarthy separated from service on December 3, 2019.

(6)
Mr. Bruha assumed the role of EVP, Chief Financial Officer on June 3, 2019 after holding the role of Interim Chief Financial Officer since September 1, 2018. Mr. Bruha's Salary includes a monthly salary stipend of $15,000 for the 9 months he was in the Interim Chief Financial Officer role in 2018 and 2019.

(7)
Information for Messrs. Han, Bruha, Maduri, and Nielsen is not provided for 2017 because they were not NEOs for that year. Information for Messrs. Han and Nielsen is not provided for 2018 because they were not NEOs for that year.

Grants of Plan-Based Awards

The following table sets forth information with respect to awards granted to each of our NEOs during 2019.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Threshold ($)	Target ($)	Maximum ($)
Bernard L. Han
Daniel J. McCarthy
Cash bonus award	2/13/2019	1,050,000	1,500,000	1,950,000
Performance LTI Award	2/13/2019	1,680,000	2,400,000	3,120,000
Perf. share award (2018-2020)	2/13/2019							51,033	97,206	157,960		$232,322
Perf. share award (2017-2019)	2/13/2019							8,421	16,040	26,065		$28,712
Sheldon L. Bruha
Cash bonus award	2/13/2019	385,000	550,000	715,000
Performance LTI Award	2/13/2019	420,000	600,000	780,000
Perf. cash award (2018-2020)	2/13/2019							11,900	22,667	36,834		$54,174
Restricted share award	6/6/2019										100,000	$198,000
John Maduri
Cash bonus award	2/13/2019	437,500	625,000	812,500
Performance LTI Award	2/13/2019	630,000	900,000	1,170,000
Perf. cash award (2018-2020)	2/13/2019							140,000	266,667	433,334		$637,334
Perf. share award (2017-2019)	2/13/2019				7,933	15,110	24,554					$27,047
Mark D. Nielsen
Cash bonus award	2/13/2019	630,000	900,000	1,170,000
Performance LTI Award	2/13/2019	350,000	500,000	650,000
Perf. cash award (2018-2020)	2/13/2019							87,500	166,667	270,834		$398,334
Perf. share award (2017-2019)	2/13/2019				1,122	2,138	3,474					$3,827
Kenneth W. Arndt
Cash bonus award	2/13/2019	420,000	600,000	780,000
Performance LTI Award	2/13/2019	504,000	720,000	936,000
Perf. cash award (2018-2020)	2/13/2019							100,100	190,667	309,834		$455,694
Perf. share award (2017-2019)	2/13/2019				1,650	3,142	5,106					$5,624

(1)
Reflects the target payout amounts of non-equity incentive plan awards payable for service in 2019 as approved by the Compensation Committee. See the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal Year 2019 for the non-equity incentive plan awards actually earned by the NEOs in 2019 and paid during 2019 and 2020.

(2)
Reflects the number of shares of Common Stock or amount of cash that may be earned upon vesting of the LTIP awards granted in 2019, assuming the achievement of threshold, target and maximum performance levels (i.e., 52.5%, 100% and 162.5%, respectively, of the target awards) during the applicable performance period.

(3)	Reflects awards of RSAs.

(4)	See footnote (2) to the Summary Compensation Table for Fiscal Year 2019 for additional information regarding the determination of the grant date fair value of RSAs and LTIP awards.

Cash awards under the Frontier Bonus Plan for 2019 performance shown under the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards columns were paid shortly after the close of the applicable quarter or year based on performance metrics set for each performance period, as described above under “Compensation Discussion and Analysis—2019 Total Direct Compensation for NEOs—Cash Compensation—Annual Bonus.” Target awards under the Frontier Bonus Plan are set as a percentage of base salary. Targets awards were set at 100% of 2019 base salary for Messrs. Bruha, Maduri, Nielsen and Arndt. Mr. McCarthy’s target award was set at 150% of 2019 base salary. Payouts can be 0% of target for below-threshold performance, up to 70% of target for threshold performance and up to 130% of target for outstanding performance. The awards shown under the Estimated Future Payouts Under Equity Incentive Plan Awards columns are performance shares deemed to have been granted in 2017 in accordance with Financial Accounting Standards Board ASC Topic 718 (i.e., the second tranche of the 2018-2020 Measurement Period and the third tranche of the 2017-2019 Measurement Period). See footnotes (2) and (3) to the Summary Compensation Table. The amounts shown represent the range of shares that may be issued at the end of the applicable Measurement Period for such grants assuming achievement of threshold, target or maximum performance. If our operating cash flow (Free Cash Flow per share for the 2017-2019 and 2018-2020 periods) performance is, on average, below threshold for the three-year Measurement Period, no shares will be issued at the end of the period. Dividends on performance shares will be accrued and paid out at the end of the three-year Measurement Period only with respect to shares that are earned and issued. See the discussion of performance share awards under “Compensation Discussion and Analysis—2019 Total Direct Compensation for NEOs—Long-Term Incentive Compensation—Performance Share/Cash Awards.”

The stock awards shown under the All Other Stock Awards column in the above table are grants of restricted shares. The grants represent annual restricted share awards and vest in three equal annual installments commencing one year after the date of approval by the Compensation Committee. All such grants of restricted shares were made under our 2017 Equity Incentive Plan. See the discussion of restricted share awards under “Compensation Discussion and Analysis—2019 Total Direct Compensation for NEOs—Long-Term Incentive Compensation—Restricted Share Awards.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by each of the NEOs at year-end.

	Stock Awards
Name	Date of Grant	Number of Shares of Stock or Units That Have Not Vested(1) (#)	Market Value of Shares of Stock or Units That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares / Units That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested(2) ($)
Bernard L. Han		0	$0	0	$0
Daniel J. McCarthy(4)	2/16/2017	0	$0	0	$0
	2/14/2018	0	$0	0	$0
Sheldon L. Bruha	2/14/2018	8,623	$7,354	68,000	$68,000
	2/13/2019	170,000	$170,000	0	$0
	6/6/2019	100,000	$89,000	0	$0
John Maduri	7/24/2017	0	$0	45,330	$40,344
	2/14/2018	97,206	$86,513	800,000	$800,000
	5/8/2018	61,335	$54,606	0	$0
Mark D. Nielsen	2/16/2017	4,372	$3,891	6,416	$5,710
	2/14/2018	60,754	$54,071	500,000	$500,000
Kenneth W. Arndt	2/16/2017	6,172	$5,493	9,424	$8,387
	2/14/2018	69,502	$61,857	572,000	$572,000

(1)
The amounts shown in this column represent restricted shares held by the NEOs as of December 31, 2019. The last tranche of RSAs granted in 2017 will vest fully on the third anniversary of the grant date. RSAs granted in 2018 will continue to vest on each of the second and third anniversaries of the grant date. RSAs granted in 2019 will vest in equal installments on each of the first three anniversaries of the grant date.

(2)	The market value of shares of common stock reflected in the table is based upon the closing price of the common stock on December 31, 2019, which was $0.89 per share.

(3)
The amounts shown in this column represent the number of performance shares or amounts that may be earned by the NEOs,  in each case assuming achievement of target performance, in accordance with SEC regulations.

(4)	Vesting of Mr. McCarthy's unvested restricted shares and performance shares was accelerated upon his separation from service on December 3, 2019.

Option Exercises and Stock Vested

The following table sets forth information regarding the restricted shares and performance shares that vested for each of the NEOs in 2019. No NEO acquired any shares upon the exercise of stock options in 2019. The value of restricted shares realized upon vesting and performance shares earned is based on the closing price of the shares on the applicable vesting dates.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)(2)	Value Realized on Vesting ($)(3)
Bernard L. Han	0	$0
Daniel J. McCarthy	704,992	$821,839
Sheldon L. Bruha	4,131	$9,790
John Maduri	79,281	$181,760
Mark D. Nielsen	41,538	$98,008
Kenneth W. Arndt	44,088	$104,990

(1)
The RSA awards that vested in 2019 reflect the vesting on the anniversary of the grant date of (a) the third 33% installment of the RSAs awarded to the NEOs on February 11, 2016 (other than Messrs. Han, Bruha, and Maduri), (b) the second 33% installment of the RSAs awarded to the NEOs on February 16, 2017 (other than Messrs. Han, Bruha, and Maduri), (c) the first 33% installment of the RSAs granted to the NEOs on February 14, 2018 (other than Mr. Han), and (d) the first 33% installment of the RSAs awarded to Mr. Maduri on May 8, 2018.

(2)
The LTIP awards that vested in 2019 reflect the vesting of the LTIP shares that were awarded to Messrs. McCarthy, Nielsen, and Arndt on February 11, 2016. Messrs. Han, Bruha, and Maduri did not hold any 2016 LTIP awards that vested in 2019. The number of shares of Common Stock acquired by the NEOs from the vesting of the 2016 LTIP awards was equal to 68.8% of applicable target number of LTIP shares based on the Company's cumulative Operating Cash Flow as compared to the goals approved by the Compensation Committee, which resulted in an Operation Cash Flow factor of 91.7%, and the Company's TSR ranking relative to the other companies in the GICS industry code for U.S. Integrated Telecommunications Services, which resulted in a TSR modifier of 75.0%.

(3)
The value realized from the vesting of the RSA and LTIP awards was calculated based on the average of the high and low sale price for awards granted under the 2013 Equity Incentive Plan, or closing sale price for awards granted under the 2017 Equity Incentive Plan, of Common Stock on the NYSE Composite Tape on the applicable vesting date or, if the vesting date occurred on a non-trading day, the last trading day preceding the applicable vesting date.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Bernard L. Han	—	—	—	—
Daniel J. McCarthy	—	—	—	—
Sheldon L. Bruha	—	—	—	—
John Maduri	—	—	—	—
Mark D. Nielsen	—	—	—	—
Kenneth W. Arndt	Frontier Pension Plan	6 years, 2 months	$34,801	—

We have a noncontributory, qualified retirement plan, the Frontier Pension Plan, covering certain employees. The plan provides benefits that, in most cases, are based on formulas related to base salary and years of service. The plan was amended to provide that, effective February 1, 2003, no further benefits will be accrued under the plan by most non-union participants (including all executive officers), and is considered “frozen.” Mr. Arndt is the only NEO with vested benefits under the plan. The estimated annual pension benefits (assumed to be paid in the normal form of an annuity) for Mr. Arndt is $3,386. This amount is calculated under the plan based on Mr. Arndt’s 6 years, two months of service credit at the time the plan was frozen and the compensation limits established in accordance with federal tax law in the computation of retirement benefits under qualified plans. Benefits are not subject to reduction for Social Security payments or other offset amounts. For a discussion of valuation assumptions, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Employment Arrangements; Potential Payments upon Termination or Change-in-Control

Employment Agreements and Arrangements

Frontier is party to an employment agreement with each of Mr. Han, Mr. Maduri, Mr. Nielsen, and Mr. Arndt.  These agreements have been publicly filed with the SEC.

Each NEO receives a base salary and is entitled to participate in the Frontier Bonus Plan and our 2013 and 2017 Equity Incentive Plans. In addition, each NEO is entitled to severance benefits under our Severance Plan.

Potential Payments upon Termination of Employment or Change-in-Control

The following summarizes potential payments that would be made under the Company’s Severance Plan or the NEO’s employment agreement, as applicable, upon a termination of employment or change-in-control as of December 31, 2019.

If Mr. Han’s employment is terminated without “cause” or by Mr. Han with “good reason,” we would be required to pay Mr. Han an amount equal to the non-change in control severance factor applicable to Mr. Han (as set forth below) multiplied by the sum of his base salary. In addition, in such circumstances, Mr. Han would be entitled to an amount equal to 12 times the monthly COBRA charge for the type of employer-provided health coverage in effect for him.

With respect to our other active NEOs, if the executive’s employment is terminated without “cause” or by the NEO with “good reason,” we would be required to pay the executive an amount equal to the non-change in control severance factor applicable to the executive (as set forth below) multiplied by his base salary. The executive would also be entitled to purchase from Frontier three months of subsidized COBRA coverage at the active employee rate.

If Mr. Han’s employment is terminated due to his death or in connection with a disability, Mr. Han or his estate would be entitled to payment of unpaid base salary, accrued paid-time-off, accrued benefits, and a prorated portion of his incentive pay based on time worked.

In the event Mr. Han’s employment is terminated without “cause” or by Mr. Han with “good reason” in connection with a “change in control,” we would be required to pay Mr. Han an amount equal to the change in control severance factor applicable to Mr. Han (as set forth below) multiplied by the sum of his base salary and annual bonus target. In addition, in such circumstances, Mr. Han would be entitled to an amount equal to 18 times the monthly COBRA charge for the type of employer-provided health coverage in effect for him.

With respect to our other active NEOs, in the event the NEO’s employment is terminated without “cause” or by the executive with “good reason” in connection with a change in control, we would be required to pay the executive an amount equal to the change in control severance factor applicable to the executive (as set forth below) multiplied by his base salary and annual bonus target. The executive would also be entitled to purchase from Frontier three months of subsidized COBRA coverage at the active employee rate.

To the extent an active NEO would be subject to any excise taxes under Section 280G of the Internal Revenue Code, the amounts he or she would be entitled to receive would be “capped” to avoid any excise tax unless the total payments to be received by him or her without regard to a cap would result in a higher after-tax benefit. The executive would be responsible for paying any required excise tax.

The severance factors for our active NEOs as of December 31, 2019 were as follows:

Executive	Severance Factor in Non- Change in Control Situations	Severance Factor in Change in Control Situations
Bernard L. Han	1.00	2.00
Sheldon L. Bruha	1.00	2.00
John Maduri	1.00	2.00
Mark D. Nielsen	1.00	2.00
Kenneth W. Arndt	1.00	2.00

Each NEO would be required to enter into a separation agreement in which the NEO releases claims against Frontier in order to receive the severance payments.

The following table sets forth certain potential payments that would have been made to each NEO had his or her employment been terminated as of December 31, 2019 under various scenarios, including a change in control. The information for Mr. Arndt does not include his pension benefits, which are set forth under “Pension Benefits.”

Because payments to be made to an NEO depend on several factors, actual amounts to be paid out upon an NEO’s termination of employment can only be determined at the time of separation from Frontier.

Payment Type	B. Han	S. Bruha	J. Maduri	M. Nielsen	K. Arndt
Termination without Cause or Resignation for Good Reason (no CIC)
Base Salary(1)	$1,300,000	$550,000	$625,000	$900,000	$600,000
Bonus(1)	—	—	—	—	—
Other Benefits(2)	$4,652	$3,460	$2,559	—	$2,580
Total	$1,304,652	$553,460	$627,559	$900,000	$602,580
Death or Disability
Base Salary	—	—	—	—	—
Bonus	—	—	—	—	—
Other Benefits(2)	—	—	—	—	—
Total	—	—	—	—	—
Termination without Cause or Resignation for Good Reason (in connection with CIC)
Base Salary(3)	$2,600,000	$1,100,000	$1,250,000	$1,800,000	$1,200,000
Bonus(3)	$4,550,000	$1,100,000	$1,250,000	$1,800,000	$1,200,000
Other Benefits(2)	$6,979	$3,460	$2,559	—	$2,580
Total	$7,156,979	$2,203,460	$2,502,559	$3,600,000	$2,402,580

(1)
For Mr. Han, the amount shown is equal to 1.00 times his 2019 base salary, payable to Mr. Han in installments as salary continuation pursuant to our standard payroll practices. For Messrs. Bruha, Maduri, Nielsen and Arndt, the amount shown is equal to 1.00 times their 2019 base salary. Amounts payable to each NEO are payable in installments as salary continuation pursuant to our standard payroll practices.

(2)
Mr. Han is entitled to purchase from Frontier up to twelve months COBRA coverage under non-change-in-control and eighteen months under change-in-control at the active employee rate with the above amounts reflecting the portion of COBRA paid by Frontier. All other NEOs are entitled to purchase from Frontier up to three months COBRA coverage at the active employee rate with the above amounts reflecting the portion of COBRA paid by Frontier.

(3)
Amounts shown are payable in lump sum upon termination of the NEO without cause or by the NEO with good reason in connection with a change-in-control pursuant to the Severance Plan. For all NEOs, the amount is equal to 2.00 times his 2019 base salary and bonus opportunity.

CEO Pay Ratio
For 2019, the ratio of our annual total CEO compensation to the median annual total compensation of all our employees (other than our CEO, Bernard L. Han) as described below, commonly referred to as the “CEO Pay Ratio”, was 78 to 1.
We determined that the 2019 median annual total compensation of all our employees who were employed as of December 31, 2019, other than our CEO, was $148,269.  Mr. Han was appointed President and CEO on December 3, 2019 and therefore his compensation does not represent a full year pay package.  As permitted by the applicable SEC rules, we aggregated the applicable Summary Compensation Table compensation for our former CEO and current CEO.  For purposes of this CEO Pay Ratio disclosure, CEO Compensation was $11,617,176, which was calculated as the sum of:
1.	Mr. McCarthy’s actual 2019 CEO compensation of $9,503,206; Mr. McCarthy separated from service on December 3, 2019; and

2.
Mr. Han’s actual 2019 CEO compensation of $2,113,970; Mr. Han was appointed President and CEO on December 3, 2019, and therefore this figure excludes a consultant fee of $320,155 for services provided from October 16, 2019 through December 2, 2019 and $11,239 in temporary housing for the same time period.

The decreases from the 2018 CEO pay ratio of 93:1 is attributable to the increase in the median employee compensation due to a discount-driven actuarial increase to pension accrual in 2019.
For 2019, we used the same median employee that was identified in 2018 and 2017 since there has been no change in our employee workforce or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. As of December 31, 2019, our total population consisted of approximately 18,700 employees. To identify the median employee, we used a Consistently Applied Compensation Measure (CACM) defined as annual base salary as of December 31, 2017. Our disclosed pay ratio is a reasonable estimate calculated in a manner consistent with S-K Item 402(u).

Director Compensation

In June 2019, in order to continue to attract and retain qualified non-employee members of our Board, the Board approved a change to the form of compensation for all non-employee directors such that all compensation is paid in cash.  Mr. Han, the only employee director, receives no remuneration for service as a member of our Board.

Annual Director Retainer and Fees

Each non-employee director is paid an annual $95,000 retainer and an annual $120,000 fee.  The $215,000 aggregate annual retainer and fees are payable in cash in advance in equal quarterly installments on or about the first business day of each quarter.

Through the second quarter of 2019, the $120,000 annual fee was paid in the form of stock units; stock units for fees were earned quarterly and credited to the director’s account on the first business day of each quarter. The number of stock units credited equaled the amount of the retainer, stipend or fee (as appropriate) divided by the closing price of our common stock on the credit date of the stock units. We hold all stock units until a director’s termination of service, at which time the units are redeemable, at the director’s election, in either cash or in shares of our common stock at a conversion rate of 1-for-1.
Chair and Committee Stipends

The Chairman of the Board is paid an annual stipend of $175,000.  Stipends of $25,000, $20,000 and $15,000 are paid to the Chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively.  The stipends are payable in cash in advance in equal quarterly installments on or about the first business day of each quarter.  Through the second quarter of 2019, the Chairman’s annual stipend was paid 45% in cash and 55% in stock units, as described above.

In June 2019, the Finance Committee’s role and membership were expanded with the addition of three new non-employee directors.  At this time, the Board approved changes to the compensation for Finance Committee members.  The Chair of the Finance Committee is paid an annual stipend of $1,465,000 and received in June 2019 supplemental compensation of $1,000,000 million in cash, subject to specified repayment terms.  The other members of the Finance Committee are paid an annual stipend of $385,000.  These Chair and Committee stipends are payable in advance in equal quarterly installments on or about the first business day of each quarter. During the first two quarters of 2019, the Chair received a stipend of $25,000 and the other Committee members received no additional compensation.

The following table sets forth compensation information earned for 2019 by each non-employee director.

Name	Director Compensation Paid in Cash ($)	Stock Unit Awards ($ value)[1]		Total ($)
Current Directors
Kevin L. Beebe(2)	$341,250	$	n/a	$341,250
Peter C.B. Bynoe	$170,000		$60,000	$230,000
Diana S. Ferguson	$165,000		$60,000	$225,000
Edward Fraioli	$180,000		$60,000	$240,000
Paul M. Keglevic(2)	$341,250	$	n/a	$341,250
Mohsin Y. Meghji(2)	$341,250	$	n/a	$341,250
Pamela D.A. Reeve	$281,875		$108,125	$390,000
Robert A. Schriesheim(3)	$2,000,719		$60,000	$2,060,719
Former Directors
Leroy T. Barnes Jr. (4)	$47,500		$60,000	$107,500
Michael R. McDonnell(5)	$47,500		$60,000	$107,500
Virginia P. Reusterholz(6)	$57,500		$60,000	$117,500
Howard L. Schrott(7)	$47,500		$60,000	$107,500
Mark Shapiro(4)	$47,500		$60,000	$107,500

(1)
The amounts shown in this column represent the grant date fair value in accordance with Financial Accounting Standards Board ASC Topic 718 of the stock units granted to directors in 2019. For a discussion of valuation assumptions, see Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  Dividends are paid on stock units held by directors, in the form of additional stock units, at the same rate and at the same time as we pay dividends, if any, on shares of our common stock. No above-market or preferential dividends were paid with respect to any stock units. We suspended the dividend on our common stock in 2018.

(2)	Messrs. Beebe, Keglevic and Meghji were elected to the Board on June 6, 2019. Represents a pro rata portion of director compensation for June 2019.

(3)
Mr. Schriesheim was elected to the Board on December 12, 2018.  Through June 6, 2019, Mr. Schriesheim’s stipend for serving as Chair of the Finance Committee was $25,000 per year.  Includes supplemental compensation of $1,000,000 million in cash paid in June 2019, subject to specified repayment terms.

(4)	Mr. Barnes and Mr. Shapiro departed the Board after not standing for reelection at the 2019 Annual Meeting on May 7, 2019. Includes non-prorated director compensation for the second quarter.

(5)	Mr. McDonnell stepped down from the Board on June 6, 2019. Includes non-prorated director compensation for the second quarter.

(6)	Ms. Reusterholz stepped down from the Board on May 25, 2019. She served as Chair of the Compensation Committee. Includes non-prorated director compensation for the second quarter.

(7)	Mr. Schrott stepped down from the Board on May 31, 2019. Includes non-prorated director compensation for the second quarter.

At December 31, 2019, Mr. Fraioli and Mr. Shapiro each held 666.67 stock options. Such stock options were granted with an exercise price equal to the closing price of our common stock on the date each director was elected to the Board. The options became exercisable six months after the grant date and expire on May 7, 2020 for Mr. Shapiro and July 6, 2020 for Mr. Fraioli, the tenth anniversary of the grant date.  Since October 2010, directors are no longer eligible to receive stock option grants upon joining the Board.
In addition, our bylaws require us to indemnify our directors and officers to the fullest extent permitted by law, so that they may be free from undue concern about personal liability in connection with their service to the Company. We have also entered into indemnification agreements with our directors and officers that provide similar indemnification rights.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our securities are authorized for issuance as of December 31, 2019.
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	437,143	$105.45	3,198,000
Equity compensation plans not approved by security holders		_________
Total	437,143	$105.45	3,198,000

(1)	Reflects the number of outstanding performance shares (assuming achievement of target performance), phantom units and options.

(2)	The weighted-average exercise price excludes performance shares and phantom units, as they have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to the beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding shares of common stock, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation” and (4) all of our directors and executive officers as a group. The information is as of March 27, 2020 unless otherwise indicated, and ownership percentages are based on 104,987,947 shares of common stock outstanding as of March 27, 2020. The business address of each person listed is c/o Frontier Communications Corporation, 401 Merritt 7, Norwalk, Connecticut 06851, unless stated otherwise. Except as otherwise described below, each of the persons named in the table has sole voting and investment power with respect to the common stock beneficially owned and has not pledged such common stock as security for any obligations.

5% Beneficial Owners	Number of Shares and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(a)	9,798,577	9.5%
The Vanguard Group(b)	6,141,355	5.9%
Charles Schwab Investment Management Inc.(c)	6,053,806	5.8%
Renaissance Technologies LLC(d)	5,494,822	5.2%

Non-Employee Directors (e)	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Kevin L. Beebe	0		*
Peter C.B. Bynoe	68,842	(f)	*
Diana S. Ferguson	56,556	(g)	*
Edward Fraioli	70,502	(h)	*
Paul M. Keglevic	0		*
Mohsin Y. Meghji	0		*
Pamela D.A. Reeve	117,641	(i)	*
Robert A. Schriesheim	28,926	(j)	*

Named Executive Officers and Directors & Executive Officers as a Group	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Kenneth W. Arndt	120,668	(k)		*
Sheldon L. Bruha	110,771	(l)		*
Steve Gable	147,700	(m)		*
Bernard L. Han	0			*
Mark D. Nielsen	106,012	(n)		*
John Maduri	201,667	(o)		*
Daniel J. McCarthy	491,874	(p)		*
All directors and executive officers as a group (15 persons)	1,178,692		1.1%

*	Less than 1%.

(a)
The number of shares is as of December 31, 2019 and based on a Schedule 13G filed on January 10, 2020 by BlackRock, Inc. The business address of this beneficial owner is 55 East 52nd Street, New York, NY 10055. Such Schedule 13G discloses that BlackRock, Inc. has sole voting power over 8,522,376 shares and sole dispositive power over 9,798,577 shares.

(b)
The number of shares is as of December 31, 2019 and based on a Schedule 13G filed on February 12, 2020 by The Vanguard Group, Inc. The business address of this beneficial owner is 100 Vanguard Blvd., Malvern, PA 19355. Such Schedule 13G discloses that The Vanguard Group, Inc. has sole voting power over 90,516 shares, sole dispositive power over 6,050,839 shares and shared dispositive power over 90,516 shares.

(c)
The number of shares is as of December 31, 2019 and based on a Schedule 13G filed on February 2, 2020 by Charles Schwab Investment Management Inc.  The business address of this beneficial owner is 211 Main Street, San Francisco, CA 94105. Such Schedule 13G discloses that Charles Schwab Investment Management Inc. has sole voting and sole dispositive power over 6,053,856 shares.

(d)
The number of shares is as of March 31, 2019 and based on a Schedule 13G filed on December February 12, 2020 by Renaissance Technologies LLC. The business address of this beneficial owner is 800 Third Avenue, New York, New York 10022. Such Schedule 13G discloses that Renaissance Technologies LLC has sole voting power over 5,373,811 shares, sole dispositive power over 5,493,958 shares and shared dispositive power over 864 shares.

(e)	Directors may elect to redeem stock units upon termination of service in the form of cash or shares of our common stock. See “Director Compensation,” above.

(f)	Consists of 68,586 shares that may be acquired upon the redemption of stock units and 256 shares held directly by Mr. Bynoe.

(g)	Consists of shares that may be acquired upon the redemption of stock units.

(h)
Consists of 68,501 shares that may be acquired upon the redemption of stock units, 1,333 shares held directly and 666.67 shares that may be acquired upon the exercise of currently exercisable stock options.

(i)	Consists of 116,975 shares that may be acquired upon the redemption of stock units and 666 shares held directly by Ms. Reeve.

(j)	Consists of shares that may be acquired upon the redemption of stock units.

(k)	Includes 120,567 restricted shares over which Mr. Arndt has sole voting power but no dispositive power and 101 shares held in a 401(k) plan.

(l)	Includes 110,771 restricted shares over which Mr. Bruha has sole voting power but no dispositive power.

(m)	Includes 147,700 restricted shares over which Mr. Gable has sole voting power but no dispositive power.

(n)	Includes 106,012 restricted shares over which Mr. Nielsen has sole voting power but no dispositive power.

(o)	Includes 201,667 restricted shares over which Mr. Maduri has sole voting power but no dispositive power.

(p)
Represents holdings prior to Mr. McCarthy’s departure on December 3, 2019.  Includes 490,030 restricted shares over which Mr. McCarthy had sole voting power but no dispositive power and  1,844 shares held in a 401(k) plan.

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Persons
The Board has adopted a written policy addressing our procedures with respect to the review, approval and ratification of “related person transactions” that are required to be disclosed pursuant to SEC regulations. The policy provides that any transaction, arrangement or relationship, or series of similar transactions, to which we are a party, that exceeds $120,000 in the aggregate, with a “related person” (as defined in the SEC regulations) who has or will have a direct or indirect material interest shall be subject to review, approval or ratification by the Nominating and Corporate Governance Committee. In its review of related person transactions, the Nominating and Corporate Governance Committee shall review the material facts and circumstances of the transaction and shall take into account specified factors, where appropriate, based on the particular facts and circumstances, including (i) the nature of the “related person’s” interest in the transaction, (ii) the significance of the transaction to us and to the “related person” and (iii) whether the transaction is likely to impair the judgment of the “related person” to act in the best interest of Frontier.

No member of the Nominating and Corporate Governance Committee may participate in the review, approval or ratification of a transaction with respect to which he or she is a “related person,” although such director can be counted for purposes of a quorum and shall provide such information with respect to the transaction as may be reasonably requested by other members of the Committee or the Board.

Director Independence
The Board is required to affirmatively determine that a majority of the directors qualify as independent under applicable SEC and Nasdaq listing standards. The Board undertakes an annual review of director independence by reviewing relationships between Frontier and each director as well as Frontier and the organizations with which each director is affiliated.  After considering the relevant facts, the Board has determined that no director, other than Mr. Han, has a material relationship with Frontier (either directly or as a partner, stockholder or officer of an organization that has a relationship with Frontier) that would impair the director’s ability to exercise independent judgment in carrying out his or her responsibilities as a director.  Therefore, all of our directors, other than Mr. Han, and each member of each committee of the Board of Directors are independent under Nasdaq listing standards.
Item 14.	Principal Accounting Fees and Services

In accordance with the Sarbanes-Oxley Act of 2002, the rules of the SEC and the Audit Committee Charter, the pre-approval of the Audit Committee is required for all audit and permissible non-audit services that will be provided by KPMG LLP, our independent registered public accounting firm. All of the services of KPMG LLP for 2019 and 2018 were pre-approved by the Audit Committee.

The following table sets forth the fees for professional audit services paid by us to KPMG LLP, our independent registered public accounting firm:

	2019	2018
Audit Fees	$8,123,000	$6,299,000
Audit-Related Fees	10,000	10,000
Tax Fees	1,536,541	204,637
All Other Fees	—	—
Total	$9,669,541	$6,513,637

Audit Fees

Audit fees relate to professional services rendered in connection with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and internal control over financial reporting, the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other subsidiary audit reports and professional services rendered in connection with Frontier’s debt offerings.

Audit-Related Fees

For 2019 and 2018, audit-related fees primarily relate to professional services rendered in connection with agreed-upon procedure reports.

Tax Fees

Tax fees for 2019 and 2018 primarily relate to tax consulting services as well as professional services rendered in connection with the preparation of transactional tax filings.
Item 15.	Exhibits, Financial Statements and Schedules

Exhibit No.	Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.
104	Cover Page from Amendment No. 1 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Bernard L. Han
Bernard L. Han
President and Chief Executive Officer

April 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April 2020.

Signature	Title

/s/ Kevin L. Beebe	Director
(Kevin L. Beebe)

/s/ Sheldon Bruha	Executive Vice President, Chief Financial Officer
(Sheldon Bruha)	(Principal Financial Officer)

/s/ Peter C.B. Bynoe	Director
(Peter C. B. Bynoe)

/s/ Donald Daniels	Senior Vice President & Chief Accounting Officer
(Donald Daniels)	(Principal Accounting Officer)

/s/ Diana S. Ferguson	Director
(Diana S. Ferguson)

/s/ Edward Fraioli	Director
(Edward Fraioli)

/s/ Bernard L. Han	President & Chief Executive Officer and Director
(Bernard L. Han)	(Principal Executive Officer)

/s/ Paul M. Keglevic	Director
(Paul M. Keglevic)

/s/ Mohsin Y. Meghji	Director
(Mohsin Y. Meghji)

/s/ Pamela D.A. Reeve	Director
(Pamela D.A. Reeve)

/s/ Robert A. Schriesheim	Director
(Robert A. Schriesheim)