Form 10-Q
period 2020-03-31
FRONTIER COMMUNICATIONS CORP
filed 2020-05-06
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number: 001-11001

FRONTIER COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share (1)	FTR	None (1)
Preferred Stock Purchase Rights	N/A	None

(1)On April 29, 2020, the NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission to delist the common stock, par value $0.25 per share, of Frontier Communications Corporation (the “common stock”) from the NASDAQ Global Select Market. The delisting will be effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Following deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, the common stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Trading of Frontier’s common stock now occurs on the OTC Pink market under the symbol “FTRCQ.”

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2020 was 104,988,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$941	$760
Accounts receivable, less allowances of $100 and $120, respectively	596	629
Contract acquisition costs	105	105
Prepaid expenses	98	89
Assets held for sale	1,406	1,401
Income taxes and other current assets	56	53
Total current assets	3,202	3,037

Property, plant and equipment, net	12,890	12,963
Other intangibles, net	921	1,020
Other assets	475	468
Total assets	$17,488	$17,488

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$17,306	$994
Accounts payable	357	437
Advanced billings	221	219
Accrued other taxes	209	206
Accrued interest	619	407
Pension and other postretirement benefits	43	43
Liabilities held for sale	115	123
Other current liabilities	359	375
Total current liabilities	19,229	2,804

Deferred income taxes	477	462
Pension and other postretirement benefits	1,864	1,896
Other liabilities	411	412
Long-term debt	-	16,308

Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,989 and 105,131 outstanding
at March 31, 2020 and December 31, 2019, respectively)	27	27
Additional paid-in capital	4,816	4,815
Accumulated deficit	(8,759)	(8,573)
Accumulated other comprehensive loss, net of tax	(564)	(650)
Treasury common stock	(13)	(13)
Total equity (deficit)	(4,493)	(4,394)
Total liabilities and equity (deficit)	$17,488	$17,488

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,

	2020	2019

Revenue	$1,933	$2,101

Operating expenses:
Network access expenses	286	338
Network related expenses	444	456
Selling, general and administrative expenses	444	456
Depreciation and amortization	415	484
Loss on disposal of Northwest Operations	24	-
Restructuring costs and other charges	48	28
Total operating expenses	1,661	1,762

Operating income	272	339

Investment and other income (loss), net	5	(9)
Pension settlement costs	103	-
Loss on extinguishment of debt	-	(20)
Interest expense	383	379

Loss before income taxes	(209)	(69)
Income tax (benefit) expense	(23)	18

Net loss	(186)	(87)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(1.78)	$(0.84)

Total weighted average shares outstanding
- basic and diluted	104,363	103,885

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

($ in millions)

(Unaudited)

	For the three months ended
	March 31,

	2020	2019

Net loss	$(186)	$(87)
Other comprehensive income, net of tax	86	8

Comprehensive loss	$(100)	$(79)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	$27	$4,816	$(8,759)	$(564)	(1,037)	$(13)	$(4,493)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2019	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment, net of tax	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	79	(79)	-	-	-
Stock plans	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	(87)	-	-	-	(87)
Other comprehensive
income, net of tax	-	-	-	-	8	-	-	8
Balance at March 31, 2019	106,025	$27	$4,805	$(2,749)	$(534)	(718)	$(14)	$1,535

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2020	2019

Cash flows provided from (used by) operating activities:
Net loss	$(186)	$(87)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	415	484
Loss on extinguishment of debt	-	20
Pension settlement costs	103	-
Stock-based compensation expense	1	3
Amortization of deferred financing costs	8	9
Other adjustments	1	-
Deferred income taxes	(30)	16
Loss on disposal of Northwest Operations	24	-
Change in accounts receivable	29	7
Change in accounts payable and other liabilities	110	(157)
Change in prepaid expenses, income taxes and other assets	2	(13)
Net cash provided from operating activities	477	282

Cash flows provided from (used by) investing activities:
Capital expenditures	(286)	(305)
Proceeds on sale of assets	2	74
Other	2	-
Net cash used by investing activities	(282)	(231)

Cash flows provided from (used by) financing activities:
Long-term debt principle payments	(5)	(1,995)
Proceeds from long-term debt borrowings	-	1,650
Proceeds from revolving debt	-	375
Repayment of revolving debt	-	(275)
Financing costs paid	-	(30)
Finance lease obligation payments	(8)	(8)
Other	-	(3)
Net cash used by financing activities	(13)	(286)

Increase (Decrease) in cash, cash equivalents, and restricted cash	182	(235)
Cash, cash equivalents, and restricted cash at January 1,	809	404

Cash, cash equivalents, and restricted cash at March 31,	$991	$169

Supplemental cash flow information:
Cash paid during the period for:
Interest	$163	$525
Income tax payments, net	$1	$-

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended March 31, 2020, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

b) Going Concern

Our interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern. As reflected in our consolidated financial statements, the Company had cash and cash equivalents of $941 million and an accumulated deficit of $8,759 million as of March 31, 2020. The Company also had operating income of $272 million and a net loss of $186 million for the three months ended March 31, 2020.

On April 14, 2020, Frontier Communications Corporation and its subsidiaries (collectively, the Company Parties) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders). The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan (the Plan) that leaves unimpaired all general unsecured creditors and holders of secured debt and subsidiary debt.

Under the Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code).

To implement the Plan, on April 14, 2020 (the Petition Date), the Company Parties filed the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Plan from various stakeholders, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Restructuring Support Agreement and the Plan, refer to note 18.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such, we have reclassified all debt obligations to “Long term debt due within one year” on our consolidated balance sheet as of March 31, 2020. For additional discussion related to the impact of the Chapter 11 Cases on our debt obligations, refer to Note 9.

Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

c) Impact of COVID-19

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In the first quarter of 2020, governments from around the world, including the United States federal government as well as state and local governments have reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provides for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, we have seen a number of the states we operate in issue executive orders that impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. State and federal governments continue to ask companies to aid in pandemic response. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the impact of these changes and potential changes on the Company are unknown at this time.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 includes limiting our product offerings to those that do not require a field service employee to enter a customer’s home and directing most non-field service employees to work from home. Thus far only a few of Frontier’s employees have been tested positive for COVID-19. Through March 31, 2020, we had not experienced any disruptions in our supply chain; however, some of our business partners, particularly

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

those operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

While overall the operational and financial impact to Frontier of the COVID-19 pandemic for the three months ended March 31, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. For example, we have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; however, these negative impacts have been partially offset, by higher residential activations and lower churn. While we haven’t noticed any meaningful changes in our customers’ payment behaviors, we continue to closely monitor as any changes could have a material financial impact to Frontier. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. We have not experienced any significant disruptions in our service through March 31, 2020; however, a sustained increase in network demand that we have experienced could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions.

d) Revenue Recognition:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $49 million and $53 million for the three months ended March 31, 2020 and 2019, respectively, and video franchise fees, which amounted to $9 million and $11 million, for the three months ended March 31, 2020 and 2019, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

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

e)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million is included within “Income taxes and other current assets” on our consolidated balance sheet as of March 31, 2020 and December 31, 2019. This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

f)Goodwill and Other Intangibles:

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

We have two reporting units (following the announcement of the sale of the Northwest Operations) that aggregate to one operating segment, based on a number of factors that our management uses to evaluate and run our business operations, including similarities of customers, products and technology. As of December 31, 2019, all goodwill was fully impaired, other than goodwill reclassified to Assets held for sale. No further impairment testing is required as of March 31, 2020. Refer to Note 6.

Frontier amortizes its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits and its royalty agreement over its estimated useful life on the straight-line method. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

g)Lease Accounting:

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

h)Assets Held for Sale:

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

On May 1, 2020, Frontier completed its sale of its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations). See note 18 for further details. As of March 31, 2020 and December 31, 2019, we have reclassified assets and liabilities of our Northwest Operations as held for sale on our consolidated balance sheets, and the amounts and information in the footnotes as they are presented do not include assets and liabilities that have been reclassified. Refer to Note 7.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(2) Recent Accounting Literature:

Recently Adopted Accounting Pronouncements

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The standard’s new disclosures are not applicable for our interim periods and will be included in Frontier’s 10-K disclosures for our Level 3 assets.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Frontier adopted this standard effective for January 1, 2020, with no impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, The FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. This standard, along with its amendments, update the current financial statement impairment model requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Frontier is currently still evaluating the impact of adopting this standard on our consolidated financial statements.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The following tables provide a summary of revenues, by category:

	For the three months ended March 31,
($ in millions)	2020	2019

Data and Internet services	$932	$967
Voice services	572	650
Video services	222	268
Other	117	124
Revenue from contracts with customers (1)	1,843	2,009
Subsidy revenue	90	92
Total revenue	$1,933	$2,101

	For the three months ended March 31,
($ in millions)	2020	2019

Consumer	$971	$1,077
Commercial	872	932
Revenue from contracts with customers (1)	1,843	2,009
Subsidy revenue	90	92
Total revenue	$1,933	$2,101

(1)Amount includes approximately $17 million and $18 million, of lease revenue for the three months ended March 31, 2020 and 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The following is a summary of the changes in the contract assets and contract liabilities for the three months ended March 31, 2020 and 2019:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(9)	-	(21)	(4)
Cash received, excluding amounts
recognized as revenue	-	-	25	5
Credits granted, excluding amounts
recognized as revenue	1	-	-	-
Reclassified between Current
and Non-Current	-	-	1	(1)
Balance at March 31, 2020	$29	$8	$46	$21

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2018	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(10)	(4)	(20)	(5)
Cash received, excluding amounts
recognized as revenue	-	-	18	3
Credits granted, excluding amounts
recognized as revenue	11	1	-	-
Balance at March 31, 2019	$45	$22	$47	$20

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2020 (remaining nine months)	$1,096
2021	990
2022	456
2023	193
2024	103
Thereafter	626
Total	$3,464	(1)

(1)Future performance obligations include $248 million related to our Northwest Operations. Refer to Note 7.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2020	December 31, 2019

Retail and wholesale	$625	$678
Other	71	71
Less: Allowance for doubtful accounts	(100)	(120)
Accounts receivable, net	$596	$629

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The reduction in our reserves for doubtful accounts was driven by settlements reached with our wholesale customers exceeding new reserves during the period.

Bad debt expense (credits), which is recorded as a reduction to revenue, is as follows:

	For the three months ended March 31,
($ in millions)	2020	2019

Bad debt expense	$14	$14

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2020		December 31, 2019

Property, plant and equipment	$26,788		$26,552
Less: Accumulated depreciation	(13,898)		(13,589)
Property, plant and equipment, net	$12,890	(1)	$12,963

(1)Amounts exclude $1,075 million and $1,049 million reclassified as Held for Sale as of March 31, 2020 and December 31, 2019, respectively. Refer to Note 7.

In connection with the adoption of ASU No. 2016 – 02, “Leases (Topic 842)”, the $15 million ($11 million net of tax) of unamortized deferred gains that had resulted from certain sale leaseback transactions were recognized directly to opening accumulated deficit as of January 1, 2019.

In January 2019, we closed the sale of certain wireless towers for approximately $76 million. The aggregate carrying value of the towers was approximately $1 million, resulting in a gain on sale of $75 million which was recognized against “Accumulated Depreciation” in our consolidated balance sheet during the three months ended March 31, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2020	2019

Depreciation expense	$316	$353

We revised the estimated remaining useful lives for certain plant assets as of October 1, 2019, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(6) Goodwill and Other Intangibles:

All Goodwill was fully impaired as of March 31, 2020 and December 31, 2019, other than goodwill reclassified to Assets held for sale. Accumulated goodwill impairment charges were $9,154 million as of March 31, 2020 and December 31, 2019.

The components of other intangibles are as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,547)	$785	$4,332	$(3,452)	$880
Trade name	122	-	122	122	-	122
Royalty agreement	72	(58)	14	72	(54)	18
Total other intangibles	$4,526	$(3,605)	$921	$4,526	$(3,506)	$1,020

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2020	2019

Amortization expense	$99	$131

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our Trade name is an indefinite-lived intangible asset that is not subject to amortization.

(7) Planned divestiture of Northwest Operations:

On May 1, 2020, Frontier completed the sale of its Northwest Operations. See note 18 for further details.

This transaction does not represent a strategic shift for Frontier; therefore, it does not meet the criteria to be classified as a discontinued operation. Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP. The Company also separately classified the related assets and liabilities of the business as “held-for-sale” as of this date and in its March 31, 2020 consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

As a result of its ongoing evaluation of the recoverability of the carrying value of the assets and liabilities held for sale as of March 31, 2020 relative to the agreed upon sales price, adjusted for costs to sell, Frontier recorded an estimated loss on disposal of $24 million during the three months ended March 31, 2020 in its consolidated statement of operations and a corresponding adjustment to the valuation allowance included in assets held for sale on its consolidated balance sheet.

The principal components of the held-for-sale assets and liabilities as of March 31, 2020 are as follows:

($ in millions)	March 31, 2020
ASSETS

Accounts receivable, less allowances of $12	$49
Prepaid expenses	1
Contract acquisition costs	8
Other current assets	2
Property, plant and equipment, net	1,075
Goodwill (1)	658
Other intangibles, net	30
Other assets	17
Valuation allowance on assets held for sale	(434)
Total assets held for sale	$1,406

LIABILITIES

Accounts payable	$13
Advanced billings	18
Accrued other taxes	9
Other current liabilities	14
Pension and other postretirement benefits (2)	29
Other liabilities	32
Total liabilities held for sale	$115

(1)The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit upon designation as “held for sale” as of May 28, 2019.

(2)Excludes pension liability of $163 million, which will be fully funded upon closing. Approximately $98 million, or 60% of the pension liability will be funded through the transfer of Pension Plan assets. The remaining liability will be separately funded by Frontier at the time of closing.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2020 and December 31, 2019. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2020		December 31, 2019

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,511	$10,117	$17,516	$12,026

(

(9) Long-Term Debt:

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such we have reclassified all debt obligations to Long term debt due within one year on our consolidated balance sheet as of March 31, 2020. While this reclassification includes all of our debt, the Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all holders of secured debt and subsidiary debt. Among other things, the Restructuring Support Agreement provides that holders of our secured debt will be entitled to receive cash interest payments and to have the principal amount of their indebtedness repaid or reinstated upon emergence and that holders of secured and unsecured debt of our subsidiaries will be entitled to receive cash interest payments and to have the principal amount of their indebtedness reinstated upon emergence.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property.

For information about subsequent events related to the Restructuring Support Agreement, the Chapter 11 Cases and the Plan, refer to Note 18.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The activity in our long-term debt from January 1, 2020 through March 31, 2020 is summarized as follows:

		For the three months ended March 31, 2020
		Principal			Interest Rate at
	January 1,	Payments		March 31,	March 31,
($ in millions)	2020	and Retirements	New Borrowings	2020	2020*

Secured debt issued by Frontier	$5,711	$(5)	$-	$5,706	7.17%
Unsecured debt issued by Frontier	10,949	-	-	10,949	9.62%
Secured debt issued by subsidiaries	106	-	-	106	8.37%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,516	$(5)	$-	$17,511	8.69%

Less: Debt Issuance Costs	(168)			(160)
Less: Debt Discount	(46)			(45)
Less: Current Portion	(994)			(17,306)
Total Long-term debt	$16,308			$-

* Interest rate includes amortization of debt issuance costs and debt discounts. The interest rates at March 31, 2020 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Additional information regarding our secured and unsecured long-term debt as of March 31, 2020 (prior to the filing of the Chapter 11 Cases) and December 31, is as follows:

	March 31, 2020		December 31, 2019

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Revolver due 2/27/2024 (1)	$749	4.680% (Variable)	$749	4.760% (Variable)
Term loan due 6/15/2024 (2)	1,694	5.350% (Variable)	1,699	5.550% (Variable)
First lien notes due 4/1/2027	1,650	8.000%	1,650	8.000%
Second lien notes due 4/1/2026	1,600	8.500%	1,600	8.500%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	5,706		5,711

Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	10,949		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	6	6.154%
Total secured debt issued by subsidiaries	106		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Total debt	$17,511	8.464% (3)	$17,516	8.486% (3)

(1) Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(2) Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(3) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of March 31, 2020, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of March 31, 2020 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of March 31, 2020, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $101 million).

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

For the three months ended March 31, 2020, Frontier retired $5 million principal amount of senior secured debt. For the three months ended March 31, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

During 2019, Frontier recorded a gain on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

(10) Restructuring Costs and Other Charges:

As of March 31, 2020, restructuring related liabilities of $14 million pertaining to employee separation charges and accrued costs related to transformation initiatives are included in “Other current liabilities” in our consolidated balance sheet.

Restructuring Costs and Other Charges

During the first three months of 2020, we incurred $48 million in expenses related to changes in the operation of our business, consisting of $8 million directly associated with transformation initiatives, $2 million of severance and employee costs resulting from workforce reductions, and $38 million of consulting and advisory costs related to our balance sheet restructuring activities, which are included in “Restructuring costs and other charges” in our consolidated statement of operations for the three months ended March 31, 2020.

During the first three months 2019, we incurred $28 million in expenses related to changes in the operation of our business, consisting of $13 million directly associated with transformation initiatives and $15 million of severance and employee costs resulting from workforce reductions, which are included in “Restructuring costs and other charges” in our consolidated statement of operations for the three months ended March 31, 2019.

The following is a summary of the changes in the liabilities established for restructuring and other related programs for the three months ended March 31, 2020:

($ in millions)

Balance at January 1, 2020	$15
Severance expense	2
Transformation costs	8
Other costs	38
Cash payments during the period	(49)
Balance at March 31, 2020	$14

(10)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(11) Investment and Other Income (Loss):

The following is a summary of the components of Investment and Other Income (loss) for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,

($ in millions)	2020	2019

Interest and dividend income	$2	$3
Pension and OPEB benefit (costs)	1	(11)
All other, net	2	(1)
Total investment and other income (loss), net	$5	$(9)

Pension and OPEB benefit (costs) consist of interest costs, expected return on plan assets, amortization of prior service costs (credit) and amortization of unrecognized (gain) loss. The driver of the change for the three months ended March 31, 2020 as compared to the prior year period, primarily relates to an increase in the expected return on plan assets combined with increased amortization of prior service credits.

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2020	2019

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	(1.2)	(3.2)
Tax reserve adjustment	(2.5)	(0.9)
Restructuring cost	(3.4)	-
Changes in certain deferred tax balances	0.6	(38.6)
Loss on disposal of Northwest Operations	(2.4)	-
Shared-based payments	(0.7)	(4.4)
Federal research and development tax credit	0.6	1.7
All other, net	(0.9)	(1.6)
Effective tax rate	11.1%	(26.0)%

CARES Act

The CARES Act has a number of beneficial tax provisions (e.g., deferral of the employer portion of social security taxes for the remainder of 2020, the ability to claim additional interest deductions, net operating loss carrybacks, and removal of the 80% usage limitation for post-2017 NOLs for tax years 2018, 2019 and 2020).

Employers can defer payment of the employer’s share of the Social Security tax that they otherwise are responsible for paying on wages. The deferral applies to affected taxes normally required to be paid from March 27, 2020, through December 31, 2020. The deferred tax must be paid over the following two years, with half to be paid by December 31, 2021, and the other half to be paid by December 31, 2022.

The business interest deduction limit under Code Sec. 163(j) is increased to 50 percent of the taxpayer’s adjusted taxable income (ATI) for the 2019 and 2020 tax years. A taxpayer may also elect for the 2020 year only to use

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2019 ATI in calculating the limitation. A taxpayer may elect not to have the increased limitation apply in 2019 or 2020

Net operating losses (NOLs) arising in tax years beginning in 2018, 2019, and 2020 now have a five-year carryback period and an unlimited carryforward period. The provision limiting an NOL deduction attributable to NOLs arising in tax years beginning after 2017 to 80 percent of taxable income does not apply during these years.

As of March 31, 2020 and December 31, 2019, amounts pertaining to expected income tax refunds of $13 million and $1 million are included in “Income taxes and other current assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the first quarter of 2020, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $54 million ($43 million net of federal benefit) has been recorded for the three months ended March 31, 2020, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.” The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of March 31, 2020, Frontier had approximately $2.2 billion of federal NOLs, which for U.S. federal income tax purposes can be used to offset future taxable income. The closing of the sale of the Northwest Operations would utilize approximately $1 billion of these NOLs.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(13) Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended
	March 31,

($ in millions and shares in thousands, except per share amounts)	2020	2019

Net loss used for basic and diluted loss
per share:
Total basic net loss
attributable to Frontier common shareholders	$(186)	$(87)
Effect of loss related to dilutive stock units	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(186)	$(87)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	105,060	105,426
Less: Weighted average unvested restricted stock awards	(697)	(1,541)
Total weighted average shares outstanding - basic	104,363	103,885

Basic net loss per share
attributable to Frontier common shareholders	$(1.78)	$(0.84)

Diluted loss per share:
Total weighted average shares outstanding - basic	104,363	103,885
Effect of dilutive stock units	-	-
Total weighted average shares outstanding - diluted	104,363	103,885

Diluted net loss per share
attributable to Frontier common shareholders	$(1.78)	$(0.84)

In calculating diluted net loss per common share for the three months ended March 31, 2020 and 2019, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three months ended March 31, 2020 and 2019, previously granted options to purchase 1,344 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At March 31, 2020 and 2019, we had 339,544 and 485,687 stock units, respectively, issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the three months ended March 31, 2020 and 2019 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 million for each of the three months ended March 31, 2020 and 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(14) Stock Plans:

At March 31, 2020, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At March 31, 2020, there were approximately 5,667,000 shares authorized for grant and approximately 3,437,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP, the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

As of January 1, 2020, we had 96,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP). During the three months ended March 31, 2020, all of the remaining performance shares under the LTIP were cancelled.

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the three months ended March 31, 2020 and 2019, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $0.

Restricted Stock

The following summary presents information regarding unvested restricted stock as of March 31, 2020 and changes during the three months then ended with regard to restricted stock granted under the 2013 EIP and the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2020	900	$10.57	$1
Restricted stock granted	-	$-	$-
Restricted stock vested	(387)	$15.04	$-
Restricted stock forfeited	(14)	$11.57
Balance at March 31, 2020	499	$7.07	$-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2020 was $3 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $1 million and $3 million for the three month periods ended March 31, 2020 and 2019, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(15) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax at March 31, 2020 and 2019, and changes for the three month periods then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2020 (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	1	-	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	90	(5)	85
Net current-period other comprehensive
income (loss)	91	(5)	86
Balance at March 31, 2020 (1)	$(593)	$29	$(564)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (1)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	10	(2)	8
Net current-period other comprehensive
income (loss)	10	(2)	8
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at March 31, 2019 (1)	$(562)	$28	$(534)

(1)Pension and OPEB amounts are net of tax of $204 million and $250 million as of January 1, 2020 and 2019, respectively and $176 million and $169 million as of March 31, 2020 and 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The significant items reclassified from each component of accumulated other comprehensive loss for the three month periods ended March 31, 2020 and 2019 are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)			Affected Line Item in
	For the three months ended		the Statement Where
Details about Accumulated Other	March 31,		Net Loss
Comprehensive Loss Components	2020	2019	is Presented
Amortization of Pension Cost Items (2)
Actuarial losses	$(17)	$(14)
Pension settlement costs	(103)	-
	(120)	(14)	Loss before income taxes
Tax impact	30	4	Income tax benefit
	$(90)	$(10)	Net loss

Amortization of OPEB Cost Items (2)
Prior-service costs	$8	$1
Actuarial gains (losses)	(2)	2
	6	3	Loss before income taxes
Tax impact	(1)	(1)	Income tax benefit
	$5	$2	Net loss

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(16) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

($ in millions)	2020	2019

Components of total pension benefit cost
Service cost	$25	$21
Interest cost on projected benefit obligation	30	33
Expected return on plan assets	(50)	(43)
Amortization of unrecognized loss	17	14
Net periodic pension benefit cost	22	25
Pension settlement costs	103	-
Total pension benefit cost	$125	$25

	Postretirement Benefits
	For the three months ended
	March 31,

($ in millions)	2020	2019

Components of net periodic postretirement benefit cost
Service cost	$5	$5
Interest cost on projected benefit obligation	8	10
Amortization of prior service cost (credit)	(8)	(1)
Amortization of unrecognized (gain) loss	2	(2)
Net periodic postretirement benefit cost	$7	$12

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three months ended March 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $310 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $103 million during the first quarter of 2020. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with a corresponding adjustment offset to accumulated other comprehensive loss in stockholders’ equity.

During the first three months of 2020 and 2019, we capitalized $7 million and $6 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Our Pension Plan assets decreased from $2,730 million at December 31, 2019 to $2,166 million at March 31, 2020, a decrease of $564 million, or 21%. This decrease was a result of benefit payments of $327 million and investment losses (net of investment management and administrative fees) of $274 million, partially offset by contributions of $37 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Required pension plan contributions for the full year 2020 are estimated to be $190 million, of which $37 million was contributed to the Plan during the first three months of 2020. Certain provisions of the CARES Act permit employers to postpone making pension contributions due in 2020 until January 1, 2021. Frontier intends to postpone the remaining 2020 contributions of approximately $153 million, in the aggregate, until on or prior to January 1, 2021 as permitted by the CARES Act.

(17) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 (since extended to 2021 under the Rural Digital Opportunity Fund (RDOF) Order) in return for the Company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. This amount includes approximately $19 million in the four states of the Northwest Operations. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Effect of Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

(18) Subsequent Events:

Restructuring Support Agreement

On April 14, 2020, the Company Parties entered into the Restructuring Support Agreement with the Consenting Noteholders. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all general unsecured creditors and holders of secured debt.

Under the Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases.

The Plan will be based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the Term Sheet) (such transactions described in, and in accordance with the Restructuring Agreement and the Term Sheet, the Restructuring Transactions), which, among other things, contemplates:

•the Company Parties’ obtaining confirmation of the Plan, which shall be on terms consistent with the Restructuring Support Agreement and the Term Sheet, no later than 120 calendar days after the Petition Date (as defined herein);

•the Company Parties using commercially reasonable efforts to obtain commitments on the best available terms for a senior secured superpriority debtor-in-possession financing facility (the DIP Facility), with an option for conversion into an Exit Facility (as defined below) on the Plan effective date (Plan Effective Date), on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Consenting Noteholders, as of the relevant date, holding greater than 50.1% of the aggregate outstanding principal amount of the Frontier Communications Corporation’s senior unsecured notes and debentures (the Senior Notes) that are subject to the Restructuring Support Agreement (the Required Consenting Noteholders);

•one or more third-party debt facilities (Exit Facilities), to be entered into on the Plan Effective Date, in an amount reasonably sufficient to facilitate Plan distributions and ensure incremental liquidity on the Plan Effective Date, and otherwise be on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Required Consenting Noteholders;

•to the extent not converted into an Exit Facility, full satisfaction in cash on the Plan Effective Date of all DIP Facility claims;

•issuance by one or more of the Company Parties of takeback debt (the Takeback Debt), in a principal amount of $750 million, subject to downward adjustment and certain other terms set forth in the Term Sheet, including, but not limited to:

oan interest rate (a) no more than 250 basis points higher than the interest rate of the next more junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 350 basis points higher than the interest rate of the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

most junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is unsecured;

oa maturity no less than one year outside of the longest-dated debt facility to be entered into on the Plan Effective Date, subject to an outside maturity date of eight years from the Plan Effective Date;

o(i) to the extent the Second Lien Notes are reinstated under the Plan, providing the Takeback Debt will be third lien debt, or (ii) to the extent the Second Lien Notes are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, providing the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, subject to certain conditions; and

oall other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

•subject to acceptance of the Plan by the holders of the Senior Notes, a cash payment (the Incremental Payments) on the Plan Effective Date to each holder of the Senior Notes (to the extent of the available amount of unrestricted balance sheet cash in excess of $150 million on the Plan Effective Date as projected 30 days prior to the anticipated Plan Effective Date, subject to adjustments set forth in the Term Sheet (Surplus Cash));

•cash interest payments for the Revolver and, to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, satisfaction in full on the Plan Effective Date of all Revolver claims;

•cash interest payments for (i) the Term Loan B maturing on June 15, 2024, and (ii) the $1,650 million aggregate principal amount of the First Lien Notes, as applicable, at non-default rate during the Chapter 11 Cases, which shall not include any make-whole payments, until repayment or reinstatement of such indebtedness;

•upon mutual agreement among the Company Parties and the Required Consenting Noteholders, for the $1,600 million aggregate principal amount of the Second Lien Notes (together with the First Lien Notes, the Secured Notes), (i) cash interest payment at non-default rate during the Chapter 11 Cases, which shall not include any make-whole payments, until repayment or reinstatement of the Second Lien Notes or (ii) payment of accrued non-default rate interest on the Plan Effective Date, which shall not include any make-whole payments, and no cash interest payment during the Chapter 11 Cases;

•to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, (i) satisfaction in full of all Term Loan B claims and all Secured Notes claims on the Plan Effective Date, or (ii) solely in the event the Company Parties cannot procure financing on terms acceptable to the Company Parties and the Required Consenting Noteholders to repay in full the Term Loan B or the Secured Notes, as applicable, reinstatement of all Term Loan B claims and all Secured Notes claims, as applicable, pursuant to section 1124 of the Bankruptcy Code on the Plan Effective Date;

•cash interest payments at non-default rate during the Chapter 11 Cases for the secured and unsecured notes of the Company’s subsidiaries and, on or as soon as reasonably practicable following the Plan Effective Date, reinstatement of such notes pursuant to section 1124 of the Bankruptcy Code;

•cash payment of all general unsecured claims (other than Parent Litigation Claims (as defined below)), if applicable, that are not Senior Notes claims or subsidiary unsecured notes claims, reinstatement of such claims pursuant to section 1124 of the Bankruptcy Code or other such treatment rendering such claims unimpaired, in each case, as reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•litigation-related claims against the Company that would be subject to the automatic stay (except those subject to the police and regulatory exception) (the Parent Litigation Claims) will be unimpaired, provided

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

that the Parent Litigation Claims will be allowed in an amount that does not exceed existing insurance coverage plus $25 million;

•cash payment in full of all administrative expense claims, priority tax claims, other priority claims, and other secured claims or other such treatment rendering such claims unimpaired, including reinstatement pursuant to section 1124 of the Bankruptcy Code or delivery of the collateral securing any such secured claim and payment of any interest required under section 506(b) of the Bankruptcy Code;

•a motion, promptly after the commencement of the Chapter 11 Cases, filed by the Company Parties to assume the Purchase Agreement (the Purchase Agreement), dated as of May 28, 2019, among the Company, Frontier Communications ILEC Holdings LLC, and Northwest Fiber, LLC, as amended, restated, amended and restated, or otherwise modified from time to time, and close the sale of the Northwest Operations subject to certain terms and conditions in the Purchase Agreement, as soon as reasonably practicable;

•on or as soon as reasonably practicable following the Plan Effective Date, receipt by the holders of the Senior Notes, in full satisfaction of their claims, their pro rata share of (a) 100% of the common equity (the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or stock of the Company as may be contemplated by the Restructuring (the Reorganized Company), subject to dilution by the Management Incentive Plan (as defined below), (b) the Takeback Debt and (c) any Surplus Cash remaining after payments of the Incremental Payments;

•on the Plan Effective Date, reservation of a pool (the Management Incentive Plan Pool) of 6% (on a fully diluted basis) of the New Common Stock for a post-emergence management incentive plan (the Management Incentive Plan) for management employees of the Reorganized Company, which will contain terms and conditions as determined at the discretion of the board of directors of the Reorganized Company after the Plan Effective Date; provided that up to 50% of the Management Incentive Plan Pool may be allocated prior to the Plan Effective Date as emergence grants (Emergence Awards) to individuals selected to service in key senior management positions after the Plan Effective Date; provided, further, that the Emergence Awards will have terms and conditions that are acceptable to the Company Parties and the Required Consenting Noteholders;

•no distribution for existing equity interests; and

•in the event the Required Consenting Noteholders and the Company Parties determine that the New Common Stock should be listed on a recognized U.S. stock exchange, commercially reasonable efforts by the Reorganized Company to have the New Common Stock listed on a recognized U.S. stock exchange as promptly as reasonably practicable on or after the Plan Effective Date, and prior to any such listing, commercially reasonable efforts to qualify its shares for trading in the pink sheets.

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to: (i) support the Restructuring Transactions as contemplated by, and within the timeframes outlined in, the Restructuring Support Agreement and the definitive documents governing the Restructuring Transactions; (ii) not take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions; (iii) vote each of its Senior Notes Claims to accept the Plan; and (iv) not transfer Senior Notes Claims held by each Consenting Noteholders except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement; (ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the DIP Facility documents (the DIP Orders), (b) the order of the Bankruptcy Court approving the Plan disclosure statement pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan; (iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring Transactions; (iv) act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

by the Restructuring Support Agreement; (v) operate their business in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their business; and (vi) not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facility.

Chapter 11 Cases

To implement the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD). Documents filed on the docket of and other information related to the Chapter 11 Cases are available at https://cases.primeclerk.com/ftr. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for all goods and services, each of which was approved on an interim basis by the Bankruptcy Court.

Effect of Chapter 11 Cases & Automatic Stay on Pre-Petition Debt Obligations

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. However, pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property.

DIP Facility

On April 14, 2020 and prior to the commencement of the Chapter 11 Cases, the Company and certain of its subsidiaries (the DIP Loan Parties) entered into a commitment letter (the Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to provide the DIP Loan Parties with a senior secured superpriority debtor-in-possession revolving credit facility (the DIP Revolving Facility) in an aggregate principal amount of $460 million which, upon satisfaction of certain conditions, including the effectiveness of the Plan, will become a longer term senior secured exit revolving facility (the Exit Revolving Facility).

The terms and conditions of the DIP Revolving Facility are set forth in the form Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the Form DIP Credit Agreement) attached to the Commitment Letter. The DIP Revolving Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size, including an event of default (the Prepayment Event of Default) that is triggered if the revolving loans outstanding under the JPM Credit Agreement are not repaid in full on or prior to the earlier to occur of (i) the 60th day following the Company’s actual receipt of the net cash proceeds from the sale of the Northwest Operations, and (ii) the third business day

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

following the first day on which the Company has received both (x) the net cash proceeds of the sale of the Northwest Operations and (y) an order of the Bankruptcy Court approving the repayment in full of the outstanding revolving loans under the JPM Credit Agreement. The occurrence of the Prepayment Event of Default would cause the termination of the commitments with respect to the Exit Revolving Facility unless otherwise agreed by each Commitment Party. The proceeds of all or a portion of the DIP Revolving Facility may be used for, among other things, general corporate purposes, including working capital and permitted acquisitions and letters of credit, administrative costs, premiums, expenses and fees of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Revolving Facility. To the extent not converted into an Exit Revolving Facility, DIP Revolving Facility claims will be paid in cash on the Plan Effective Date. The terms and conditions of the Exit Revolving Facility are reflected in an exit facility term sheet attached as an exhibit to the Form DIP Credit Agreement (the Exit Facility Term Sheet). Upon of the satisfaction of certain conditions set forth in the Exit Facility Term Sheet, including compliance with a 1.55:1.00 gross first lien leverage ratio test and the repayment in full of the revolving loans outstanding under the JPM Credit Agreement, the DIP Revolving Facility commitments will become Exit Revolving Facility commitments. The Company has the option to increase the size of the Exit Revolving Facility up to an amount of $600.0 million by obtaining commitments from one or more lenders prior to the Plan Effective Date.

Notice of Delisting

On April 15, 2020, the Company received a letter from the listing qualifications department staff of the Nasdaq Stock Market (Nasdaq) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that Frontier common stock would be delisted from Nasdaq. We did not appeal Nasdaq's delisting determination. Accordingly, Nasdaq suspended trading of the Company's common stock on April 24, 2020, and filed a Form 25-NSE with the SEC to delist the common stock. On April 24, 2020, after our common stock was suspended by Nasdaq, it began being quoted on the OTC Bulletin Board or “pink sheets” market of the OTC Markets Group Inc. under the symbol "FTRCQ.”

Northwest Operations Sale Closing

On May 1, 2020, Frontier completed the sale of its Northwest Operations pursuant to the terms and conditions of the Purchase Agreement, dated as of May 28, 2019, for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds. The sale had been previously approved by the Bankruptcy Court on April 24, 2020. In connection with the sale, Frontier has entered into a transition services agreement with the purchaser to provide various network and support services for a minimum of six months following the transaction closing.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" related to future events. Forward-looking statements address our expected future business and financial performance and financial condition, and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, but are not limited to:

•our ability to continue as a going concern;

•our ability to successfully consummate a financial restructuring of our existing debt, existing equity interests, and certain other obligations (the Restructuring), and emerge from cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code, including by satisfying the conditions and milestones in the restructuring support agreement;

•our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the Restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•ability to make the required payments under the agreements governing our current debt obligations;

•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring and the Chapter 11 Cases;

•the effects of the Restructuring and the Chapter 11 Cases on the Company and the interests of various constituents;

•risks and uncertainties associated with the Restructuring, including our ability to receive approvals for debtor-in-possession financing, obtain confirmation of the Plan under the Chapter 11 Cases and successfully consummate the Restructuring;

•our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in debtor-in-possession and exit financing, that may limit our operational and financial flexibility, including our ability to make payments on our debt;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

•our ability to meet our CAF II obligations and the risk of penalties or obligations to return certain CAF II funds;

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

•the effects of changes in accounting policies or practices, including potential future impairment charges with respect to our intangible assets or additional losses on assets held for sale;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•the effects of weak economic conditions and market disruptions, including the impact of the ongoing COVID-19 pandemic; and

•risks arising from the delisting of our common stock from the Nasdaq Global Select Market.

Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report. You should consider these important factors, as well as the risks contained in our most recent Form 10-K and other filings with the SEC, in evaluating any statement in this report or otherwise made by us or on our behalf. We have no obligation to update or revise these forward-looking statements and do not undertake to do so.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 4.1 million customers, 3.5 million broadband subscribers and 17,400 employees, operating in 29 states as of March 31, 2020. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On May 1, 2020, Frontier completed the sale of its Northwest Operations for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue for the year ended December 31, 2019.

During the first quarter of 2020, Frontier reported operating income of $272 million and a net loss of $186 million. This compares to operating income of $339 million and a net loss of $87 million reported in the first quarter of 2019. We have continued to experience net losses in customers (1% in the first quarter of 2020 compared to 2% in the first quarter of 2019), which have contributed to lower revenues and lower profitability. Our results reflect a pension settlement charge of $103 million, compared to no charge during the first quarter of 2019, and, $48 million of restructuring and other charges (including $38 million of charges related to advisors and consultants associated with the restructuring of our balance sheet), compared to $28 million for the first quarter of 2019. Our operating results for the three months ended March 31, 2020 also include a $24 million loss related to the planned sale our Northwest Operations described above.

We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. As of March 31, 2020, we believe our operating cash flows, existing cash balances, and cash proceeds from the sale of our Northwest Operations will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. However, as discussed elsewhere in this Form 10-Q, our ability to continue as a going concern is contingent upon, among other things, our ability to successfully emerge from the Chapter 11 Cases (as defined below) and generate sufficient liquidity from the Restructuring (as defined below) to meet our obligations and operating needs. Our $850 million revolving credit facility is fully utilized as of the date of filing and our access to capital and debt markets may be limited. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

Recent Developments

Restructuring Support Agreement and Chapter 11 Cases

On April 14, 2020, Frontier Communications Corporation and its subsidiaries (collectively, the Company Parties) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders). The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan (the Plan) that leaves unimpaired all general unsecured creditors and holders of secured debt.

Under the Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code).

To implement the Plan, on April 14, 2020 (the Petition Date), the Company Parties filed the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

See “—(b) Liquidity and Capital Resources— Subsequent Events Related to the Restructuring Support Agreement and the Chapter 11 Cases” and Note 18 of the Notes to Consolidated Financial Statements for more information on the Restructuring. Refer to “—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the quarter ended March 31, 2020.

Going Concern

In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our interim unaudited consolidated financial statements, the Company had cash and cash equivalents of $941 million and an accumulated deficit of $8,759 million as of March 31, 2020. The Company also had operating income of $272 million and a net loss of $186 million for the three months ended March 31, 2020.

As disclosed in “—Restructuring Support Agreement and Chapter 11 Cases,” on April 14, 2020, the Company Parties entered into the Restructuring Support Agreement and filed the Chapter 11 Cases.

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Plan from various stakeholders, (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern.

See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern See “—(b) Liquidity and Capital Resources” and Note 18 of the Notes to Consolidated Financial Statements for more information on the Restructuring and our limited liquidity.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In the first quarter of 2020, governments from around the world, including the United States federal government as well as state and local governments have reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, The United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provides for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, we have seen a number of the states we operate in issue executive orders that impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. State and federal governments continue to ask companies to aid in pandemic response. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

as well as the uncertainty of funding available for services provided, the impact of these changes and potential changes on the Company are unknown at this time.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 includes limiting our product offerings to those that do not require a field service employee to enter a customer’s home and directing most non-field service employees to work from home. Thus far only a few of Frontier’s employees have tested positive for COVID-19. Through March 31, 2020, we had not experienced any disruptions in our supply chain; however, some of our business partners, particularly those operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

While overall the operational and financial impact to Frontier of the COVID-19 pandemic for the three months ended March 31, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. . For example, we have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; however, these negative impacts have been partially offset, by higher residential activations and lower churn. While we haven’t noticed any meaningful changes in our customers’ payment behaviors, we continue to closely monitor as any changes could have a material financial impact to Frontier. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. We have not experienced any significant disruptions in our service through March 31, 2020; however, a sustained increase in network demand that we have experienced could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions.

The sections below include tables that present customer counts, average monthly consumer revenue per customer (ARPC) and consumer customer churn. We define churn as the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month and utilize the average of each monthly churn in the period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

The following section should be read in conjunction with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(a)Results of Operations

CUSTOMER RELATED METRICS

	As of or for the three months ended
	March 31, 2020	December 31, 2019	% Increase (Decrease)	March 31, 2019	% Increase (Decrease)

Customers (in thousands)	4,063	4,118	(1)%	4,395	(8)%

Consumer customer metrics
Customers (in thousands)	3,703	3,747	(1)%	3,995	(7)%
Net customer additions (losses)	(44)	(65)	(32)%	(65)	(32)%
Average monthly consumer
revenue per customer	$86.93	$88.40	(2)%	$89.14	(2)%
Customer monthly churn	1.81%	1.93%	(6)%	1.99%	(9)%

Commercial customer metrics
Customers (in thousands)	360	371	(3)%	400	(10)%

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,480	3,513	(1)%	3,697	(6)%
Net subscriber additions (losses)	(33)	(42)	(21)%	(38)	(13)%

Video (excl. DISH) subscriber metrics
(in thousands)
Video subscribers (in thousands)	621	660	(6)%	784	(21)%
Net subscriber additions (losses)	(39)	(38)	3%	(54)	(28)%

DISH subscriber metrics
(in thousands)
DISH subscribers (in thousands)	165	173	(5)%	198	(17)%
Net subscriber additions (losses)	(8)	(8)	-%	(7)	14%

Employees	17,437	18,317	(5)%	20,439	(15)%

Customer Trends and Revenue Performance

We provide service and product options in our consumer and commercial offerings in each of our markets.

Consumer Customers

For the three months ended March 31, 2020, Frontier lost 44,000, or 1%, of our consumer customers compared to 65,000, or 2% for the three months ended March 31, 2019. As of March 31, 2020, 54% of our consumer broadband customers also subscribed to at least one other service offering. We lost 1% of our consumer broadband subscribers, primarily to competitors offering more attractive pricing or higher speeds. We experienced a 6% decline in our video subscribers primarily as a result of customers increasingly opting for other video services including Over the Top, in lieu of traditional video services. We also shifted our focus away from the acquisition of higher cost video customers. During the first quarter of 2020, we lost voice subscribers as a result of customers choosing alternative voice products and reduced attachment to broadband services.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Our average monthly consumer customer churn was 1.81% for the three months ended March 31, 2020 compared to 1.99% for three months ended March 31, 2019. The consolidated average monthly consumer revenue per customer (consumer ARPC) decreased by $2.21 or 2% to $86.93 during the first quarter of 2020 compared to the prior year period. The overall decrease in consumer ARPC is primarily a result of decreased FiOS/Vantage video services along with decreased consumer voice services, slightly offset by increased data equipment revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

REVENUE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$932	$967	$(35)	(4)%
Voice services	572	650	(78)	(12)%
Video services	222	268	(46)	(17)%
Other	117	124	(7)	(6)%
Revenue from contracts with customers (1)	1,843	2,009	(166)	(8)%
Subsidy revenue	90	92	(2)	(2)%
Total revenue	$1,933	$2,101	$(168)	(8)%

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$971	$1,077	$(106)	(10)%
Commercial	872	932	(60)	(6)%
Revenue from contracts with customers (1)	1,843	2,009	(166)	(8)%
Subsidy revenue	90	92	(2)	(2)%
Total revenue	$1,933	$2,101	$(168)	(8)%

(1)Includes $17 million and $18 million of lease revenue for the three months ended March 31, 2020 and 2019, respectively.

Revenue

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The 10% decrease in consumer customer revenue was primarily due to the 7% decline in consumer customers combined with decreased ARPC (as described above) resulting in reduced revenues for consumer voice services, video services, and to a lesser extent, data and internet services.

The 6% decrease in commercial customer revenue was primarily driven by a 5% reduction in wholesale revenues which comprise approximately 52% of our commercial revenues. The decline in wholesale revenues is primarily a result of rate declines for our network access services. Our SME revenues that comprise the remaining commercial revenue decreased 8% primarily as a result of a 10% decline in small business customers in the first quarter of 2020.

Subsidy revenue, which is primarily comprised of CAF Phase II subsidies, decreased $2 million, or 2% during the first quarter of 2020 compared to prior year. This decrease was the result of scheduled reductions in funding levels.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Data and internet services revenue for the three months ended March 31, 2020 decreased 4% as compared with the first quarter of 2019. Broadband and data services revenues comprise 61% or $565 million of total Data and internet services revenue, while network access revenues comprise 39% or $367 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (“wireless backhaul”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Broadband and data services revenue decreased by $20 million, or 3%, compared to the first quarter of 2019. The decrease was primarily driven by a loss of Consumer and SME customers combined with decreased other data services revenue. Network access revenues declined $15 million, or 4%, compared to the first quarter of 2019. This decrease was due to the migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of 12% for the three months ended March 31, 2020 in voice services revenue was primarily due to an 7% net loss in consumer customers and a 10% net loss in commercial customers compared to the prior year, combined with a reduction in voice services being bundled with broadband services.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through Dish satellite TV services.

The decrease of 17% in video services revenue was primarily due to 21% net loss in FiOS and Vantage terrestrial video customers.

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

The decrease in other revenue for the three months ended March 31, 2020 was primarily driven by a decrease in switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses and activation associated fees.

Subsidy

Subsidy and other regulatory revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$286	$338	$(52)	(15)%

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The decrease in network access expenses for the three months ended March 31, 2020 was primarily driven by lower video content costs as a result of a decline in video customers and decreased CPE costs.

NETWORK RELATED EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$444	$456	$(12)	(3)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses for the three months ended March 31, 2020 was primarily driven by decreased compensation costs related to lower employee headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$444	$456	$(12)	(3)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

The decrease in SG&A expenses for the three months ended March 31, 2020 was primarily driven by decreased compensation costs related to lower employee headcount.

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31,
($ in millions)	2020	2019

Total pension/OPEB
service costs	$30	$26
Less: costs capitalized into
capital expenditures	(7)	(6)
Net pension/OPEB costs	$23	$20

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$316	$353	$(37)	(10)%
Amortization expense	99	131	(32)	(24)%
Depreciation and
Amortization expense	$415	$484	$(69)	(14)%

The decrease in depreciation expense for the three months ended March 31, 2020 was primarily driven by ceased depreciation on property, plant, and equipment classified as assets held for sale in connection with the planned sale of our Northwest Operations.

The decrease in amortization expense for the three months ended March 31, 2020 was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

LOSS ON PLANNED DISPOSAL OF NORTHWEST OPERATIONS

As a result of our ongoing evaluation of the recoverability of the carrying value of the assets and liabilities held for sale as of March 31, 2020 relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on planned disposal of $24 million during the three months ended March 31, 2020.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$48	$28	$20	NM

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

The $48 million in restructuring costs and other charges is comprised of $8 million in costs related to transformation initiatives, $2 million in severance expense, and $38 million in consulting and advisory costs related to our balance sheet restructuring activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other income (loss), net	$5	$(9)	$14	NM
Pension settlement	$103	$-	$103	100%
Loss on extinguishment of debt	$-	$(20)	$20	NM
Interest expense	$383	$379	$4	1%
Income tax (benefit) expense	$(23)	$18	$(41)	NM

NM - Not meaningful

Investment and other income (loss), net

Investment and other income (loss), net for the three months ended March 31, 2020 included $1 million of non-operating pension and OPEB income. Investment and other income (loss), net for the three months ended March 31, 2019 included $11 million of non-operating pension and OPEB expense.

Pension Settlement

During the three months ended March 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $310 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $103 million during the first quarter of 2020.

Loss on extinguishment of debt

Frontier recorded a loss on early extinguishment of debt of $20 million for the three months ended March 31, 2019 driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement.

Interest expense

Interest expense for the three months ended March 31, 2020 remained relatively flat as compared to the three months ended March 31, 2019. Our composite average borrowing rate as of March 31, 2020 and 2019 was 8.69% and 8.90%, respectively.

Income tax benefit (expense)

For the three months ended March 31, 2020, Frontier recorded income tax benefit of $23 million on the pre-tax loss of $209 million. The effective tax rates on our pretax loss for the three months ended March 31, 2020 was 11.1% compared with (26.0)% for the pretax loss for the three months ended March 31, 2019.

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first three months of 2020 was $186 million, or $(1.78) per share, as compared to a net loss of $87 million, or $(0.84) per share, in the first three months of 2019. For 2020, our net loss was driven by decreased profitability.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(b) Liquidity and Capital Resources

Historically, our principal liquidity requirements have been to maintain and expand our business, pay principal and interest obligations on our indebtedness, including our Term Loan B, Revolver, the notes and other expenses, and for capital expenditures to replace, upgrade, expand and improve our networks and infrastructure, to integrate acquired businesses and to separate assets and systems for sale.

Our ability to continue as a going concern is dependent upon our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern.

Refer to “—Subsequent Events Related to the Restructuring Support Agreement and the Chapter 11 Cases” for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Analysis of Cash Flows

As of March 31, 2020, we had unrestricted cash and cash equivalents aggregating $941 million. For the three months ended March 31, 2020, we used cash flow from operations, cash on hand, and cash from prior year borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and debt repayments.

At March 31, 2020, we had a working capital deficit of $16,027 million compared to surplus of $233 million at December 31, 2019. The primary driver for the working capital deficit at March 31, 2020, was the acceleration of the maturities of substantially all of our debt obligations following the filing of the Chapter 11 Cases.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $195 million to $477 million for the three months ended March 31, 2020 as compared to the corresponding period in 2019. The overall increase in operating cash flows was primarily attributable to favorable changes in working capital, including an increase of $393 million of accrued interest as compared to March 31, 2019. This increase was due to the Company’s decision to defer $322 million of interest payments due March 15, 2020 on our unsecured senior notes.

We paid $1 million in net cash taxes during the three months ended March 31, 2020.

Cash Flows from Investing Activities

Capital Expenditures

For the three months ended March 31, 2020 and 2019, our capital expenditures were $286 million and $305 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

During the three months ended March 31, 2020, Frontier used cash on hand for the scheduled retirement of $5 million principal amount of senior indebtedness.

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

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our fully drawn $850 million of borrowing capacity under our Revolver (as reduced by any Standby Letters of Credit outstanding under the JPM Credit Agreement). As of our date of filing, we believe our operating cash flows and existing cash balances, including the full borrowing under our revolving credit facility, and cash proceeds from the sale of our Northwest Operations will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and support our short-term and long-term operating strategies for the next twelve months. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. We completed the sale of the Northwest Operations on May 1, 2020. Net of pension funding, certain escrows, and other closing adjustments, we received $1,131 million in proceeds. In addition, we have obtained commitments, subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, for a senior secured superpriority debtor-in-possession revolving credit facility, or DIP Facility.

However, our ability to continue as a going concern is dependent upon our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Refer to “—Subsequent Events Related to the Restructuring Support Agreement and the Chapter 11 Cases” for a description of the potential DIP Facility and Exit Facility and for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of December 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of March 31, 2020 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of March 31, 2020, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $101 million).

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

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). Frontier can also issue letters of credit under the Revolver up to a maximum of $134 million. As of March 31, 2020, $50 million and $101 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and Revolver respectively. Letters of credit under the LC Agreement are secured by a security package identical to those contained in the JPM Credit Amendment.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Agreement. In addition, the secured notes are secured on a first-priority basis and a second-priority basis, as applicable, by all the assets that secure our obligations under the JP Credit Agreement on a first-priority basis.

As of March 31, 2020, we were in compliance with all of the covenants under our indentures and the JPM Credit Agreement. On April 14, 2020, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases constituted an Event of Default under our debt covenants.

Shareholder Rights Plan

On July 1, 2019, our Board of Directors adopted a shareholder rights plan designed to protect our net operating losses for tax purposes (NOLs) from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. This plan was designed to deter an “ownership change” (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. Pursuant to the shareholder rights plan, if a shareholder (or group of affiliated or associated persons) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Frontier’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions (such as a result of repurchases of stock by Frontier, dividends or distributions by Frontier or certain inadvertent actions by our stockholders), the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Frontier at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. For purposes of calculating percentage ownership under the plan, “outstanding shares” of common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the rights plan and generally includes, without limitation, any ownership of securities a person would be deemed to actually or constructively own for purposes of Section 382 of the IRC or the regulations promulgated thereunder.

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

Subsequent Events Related to the Restructuring Support Agreement and the Chapter 11 Cases

Restructuring Support Agreement

On April 14, 2020, the Company Parties entered into the Restructuring Support Agreement with the Consenting Noteholders. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all general unsecured creditors and holders of secured debt.

Under the Restructuring Support Agreement, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases.

The Plan will be based on the restructuring term sheet attached to and incorporated into the Restructuring Support Agreement (the Term Sheet) (such transactions described in, and in accordance with the Restructuring Agreement and the Term Sheet, the Restructuring Transactions), which, among other things, contemplates:

•the Company Parties’ obtaining confirmation of the Plan, which shall be on terms consistent with the Restructuring Support Agreement and the Term Sheet, no later than 120 calendar days after the Petition Date (as defined herein);

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•the Company Parties using commercially reasonable efforts to obtain commitments on the best available terms for a senior secured superpriority debtor-in-possession financing facility (the DIP Facility), with an option for conversion into an Exit Facility (as defined below) on the Plan effective date (Plan Effective Date), on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Consenting Noteholders, as of the relevant date, holding greater than 50.1% of the aggregate outstanding principal amount of the Frontier Communications Corporation’s senior unsecured notes and debentures (the Senior Notes) that are subject to the Restructuring Support Agreement (the Required Consenting Noteholders);

•one or more third-party debt facilities (Exit Facilities), to be entered into on the Plan Effective Date, in an amount reasonably sufficient to facilitate Plan distributions and ensure incremental liquidity on the Plan Effective Date, and otherwise be on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Required Consenting Noteholders;

•to the extent not converted into an Exit Facility, full satisfaction in cash on the Plan Effective Date of all DIP Facility claims;

•issuance by one or more of the Company Parties of takeback debt (the Takeback Debt), in a principal amount of $750 million, subject to downward adjustment and certain other terms set forth in the Term Sheet, including, but not limited to:

oan interest rate (a) no more than 250 basis points higher than the interest rate of the next more junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 350 basis points higher than the interest rate of the most junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is unsecured;

oa maturity no less than one year outside of the longest-dated debt facility to be entered into on the Plan Effective Date, subject to an outside maturity date of eight years from the Plan Effective Date;

o(i) to the extent the Second Lien Notes are reinstated under the Plan, providing the Takeback Debt will be third lien debt, or (ii) to the extent the Second Lien Notes are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, providing the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, subject to certain conditions; and

oall other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

•subject to acceptance of the Plan by the holders of the Senior Notes, a cash payment (the Incremental Payments) on the Plan Effective Date to each holder of the Senior Notes (to the extent of the available amount of unrestricted balance sheet cash in excess of $150 million on the Plan Effective Date as projected 30 days prior to the anticipated Plan Effective Date, subject to adjustments set forth in the Term Sheet (Surplus Cash));

•cash interest payments for the Revolver and, to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, satisfaction in full on the Plan Effective Date of all Revolver claims;

•cash interest payments for (i) the Term Loan B maturing on June 15, 2024, and (ii) the $1,650 million aggregate principal amount of the First Lien Notes, as applicable, at non-default rate during the Chapter 11 Cases, which shall not include any make-whole payments, until repayment or reinstatement of such indebtedness;

•upon mutual agreement among the Company Parties and the Required Consenting Noteholders, for the $1,600 million aggregate principal amount of the Second Lien Notes (together with the First Lien Notes, the Secured Notes), (i) cash interest payment at non-default rate during the Chapter 11 Cases, which shall not include any make-whole payments, until repayment or reinstatement of the Second Lien Notes or (ii) payment of accrued non-default rate interest on the Plan Effective Date, which shall not include any make-whole payments, and no cash interest payment during the Chapter 11 Cases;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

•to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, (i) satisfaction in full of all Term Loan B claims and all Secured Notes claims on the Plan Effective Date, or (ii) solely in the event the Company Parties cannot procure financing on terms acceptable to the Company Parties and the Required Consenting Noteholders to repay in full the Term Loan B or the Secured Notes, as applicable, reinstatement of all Term Loan B claims and all Secured Notes claims, as applicable, pursuant to section 1124 of the Bankruptcy Code on the Plan Effective Date;

•cash interest payments at non-default rate during the Chapter 11 Cases for the secured and unsecured notes of the Company’s subsidiaries and, on or as soon as reasonably practicable following the Plan Effective Date, reinstatement of such notes pursuant to section 1124 of the Bankruptcy Code;

•cash payment of all general unsecured claims (other than Parent Litigation Claims (as defined below)), if applicable, that are not Senior Notes claims or subsidiary unsecured notes claims, reinstatement of such claims pursuant to section 1124 of the Bankruptcy Code or other such treatment rendering such claims unimpaired, in each case, as reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•litigation-related claims against the Company that would be subject to the automatic stay (except those subject to the police and regulatory exception) (the Parent Litigation Claims) will be unimpaired, provided that the Parent Litigation Claims will be allowed in an amount that does not exceed existing insurance coverage plus $25 million;

•cash payment in full of all administrative expense claims, priority tax claims, other priority claims, and other secured claims or other such treatment rendering such claims unimpaired, including reinstatement pursuant to section 1124 of the Bankruptcy Code or delivery of the collateral securing any such secured claim and payment of any interest required under section 506(b) of the Bankruptcy Code;

•a motion, promptly after the commencement of the Chapter 11 Cases, filed by the Company Parties to assume the Purchase Agreement (the Purchase Agreement), dated as of May 28, 2019, among the Company, Frontier Communications ILEC Holdings LLC, and Northwest Fiber, LLC, as amended, restated, amended and restated, or otherwise modified from time to time, and close the sale of the Northwest Operations subject to certain terms and conditions in the Purchase Agreement, as soon as reasonably practicable;

•on or as soon as reasonably practicable following the Plan Effective Date, receipt by the holders of the Senior Notes, in full satisfaction of their claims, their pro rata share of (a) 100% of the common equity (the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or stock of the Company as may be contemplated by the Restructuring (the Reorganized Company), subject to dilution by the Management Incentive Plan (as defined below), (b) the Takeback Debt and (c) any Surplus Cash remaining after payments of the Incremental Payments;

•on the Plan Effective Date, reservation of a pool (the Management Incentive Plan Pool) of 6% (on a fully diluted basis) of the New Common Stock for a post-emergence management incentive plan (the Management Incentive Plan) for management employees of the Reorganized Company, which will contain terms and conditions as determined at the discretion of the board of directors of the Reorganized Company after the Plan Effective Date; provided that up to 50% of the Management Incentive Plan Pool may be allocated prior to the Plan Effective Date as emergence grants (Emergence Awards) to individuals selected to service in key senior management positions after the Plan Effective Date; provided, further, that the Emergence Awards will have terms and conditions that are acceptable to the Company Parties and the Required Consenting Noteholders;

•no distribution for existing equity interests; and

•in the event the Required Consenting Noteholders and the Company Parties determine that the New Common Stock should be listed on a recognized U.S. stock exchange, commercially reasonable efforts by the Reorganized Company to have the New Common Stock listed on a recognized U.S. stock exchange as promptly as reasonably practicable on or after the Plan Effective Date, and prior to any such listing, commercially reasonable efforts to qualify its shares for trading in the pink sheets.

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to: (i) support the Restructuring Transactions as contemplated by, and within the timeframes outlined in, the Restructuring Support Agreement and the definitive documents governing the Restructuring Transactions; (ii) not

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions; (iii) vote each of its Senior Notes Claims to accept the Plan; and (iv) not transfer Senior Notes Claims held by each Consenting Noteholders except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement; (ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the DIP Facility documents (the DIP Orders), (b) the order of the Bankruptcy Court approving the Plan disclosure statement pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan; (iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring Transactions; (iv) act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement; (v) operate their business in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their business; and (vi) not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facility.

We have significant deferred tax assets, including NOLs. The impact of the Restructuring on the Company’s NOLs will depend on whether the Restructuring is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) as a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, we anticipate that NOLs of the Company (if any) remaining after the Restructuring will not be available to the Company after consummating the Restructuring. If structured as a recapitalization, we anticipate that the Company will experience an ownership change, and thus NOLs of the Company (if any) remaining after the Restructuring will be subject to limitation, such that the Company may not derive all of the benefits of any such remaining NOLs after consummating the Restructuring.

Chapter 11 Cases

To implement the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476. Documents filed on the docket of and other information related to the Chapter 11 Cases are available at https://cases.primeclerk.com/ftr. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to obtain the DIP Facility, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services.

DIP Facility

On April 14, 2020 and prior to the commencement of the Chapter 11 Cases, the Company and certain of its subsidiaries (the DIP Loan Parties) entered into a commitment letter (the Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Commitment Parties), pursuant to which, and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to provide the DIP Loan Parties with a senior secured superpriority debtor-in-possession revolving credit facility (the DIP Revolving Facility) in an aggregate principal amount of $460 million which, upon satisfaction of certain conditions, including the effectiveness of the Plan, will become a longer term senior secured exit revolving facility (the Exit Revolving Facility).

The terms and conditions of the DIP Revolving Facility are set forth in the form Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the Form DIP Credit Agreement) attached to the Commitment Letter. The DIP Revolving Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size, including an event of default (the Prepayment Event of Default) that is triggered if the revolving loans outstanding under the JPM Credit Agreement are not repaid in full on or prior to the earlier to occur of (i) the 60th day following the Company’s actual receipt of the net cash proceeds from the sale of the Northwest Operations, and (ii) the third business day following the first day on which the Company has received both (x) the net cash proceeds of the sale of the Northwest Operations and (y) an order of the Bankruptcy Court approving the repayment in full of the outstanding revolving loans under the JPM Credit Agreement. The occurrence of the Prepayment Event of Default would cause the termination of the commitments with respect to the Exit Revolving Facility unless otherwise agreed by each Commitment Party. The proceeds of all or a portion of the DIP Revolving Facility may be used for, among other things, general corporate purposes, including working capital and permitted acquisitions and letters of credit, administrative costs, premiums, expenses and fees of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Revolving Facility. To the extent not converted into an Exit Revolving Facility, DIP Revolving Facility claims will be paid in cash on the Plan Effective Date. The terms and conditions of the Exit Revolving Facility are reflected in an exit facility term sheet attached as an exhibit to the Form DIP Credit Agreement (the Exit Facility Term Sheet). Upon of the satisfaction of certain conditions set forth in the Exit Facility Term Sheet, including compliance with a 1.55:1.00 gross first lien leverage ratio test and the repayment in full of the revolving loans outstanding under the JPM Credit Agreement, the DIP Revolving Facility commitments will become Exit Revolving Facility commitments. The Company has the option to increase the size of the Exit Revolving Facility up to an amount of $600.0 million by obtaining commitments from one or more lenders prior to the Plan Effective Date.

Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. However, pursuant to the Bankruptcy Code and as described in “Part II. Other Information—Item 1. Legal Proceedings”, the filing of the Bankruptcy Petitions automatically stayed most actions against the Company Parties, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered events of default under our existing debt obligations, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP Orders providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on our indentures and credit facilities accruing on or after the Petition Date.

Additionally, in connection with the Chapter 11 Cases, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Contractual Obligations

Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Except for the removal of goodwill impairment as a critical accounting policy due to full impairment during fiscal 2019, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Regulatory Developments

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through 2020 (since extended to 2021 under the RDOF program, see below) in return for the Company’s commitment to make broadband available to approximately 774,000 locations within Frontier’s footprint. This amount includes approximately $19 million in the four states of the Northwest Operations. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. CAF Phase II support is a successor to the approximately $198 million in annual USF frozen high-cost support that Frontier used to receive prior to CAF II.

On January 30, 2020, the FCC adopted an order establishing the RDOF program, the next phase of the CAF program. With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction, the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction for any remaining locations with the remaining funding, at least $4.4 billion. Recognizing that the RDOF auction is unlikely to conclude before the end of the sixth year of CAF Phase II support (year-end 2020), the order explains that CAF II recipients are entitled to a seventh year of CAF Phase II support through 2021, whether or not they are successful in the RDOF auction. The Commission released a public notice tentatively establishing October 22, 2020, as the date for the RDOF auction and is still soliciting technical details on the mechanics of the auction. As such, Frontier will continue to receive annual CAF Phase II support in 2021. While the RDOF has not yet been completely finalized, it could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

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

On September 25, 2019, the FCC released an order scheduling its CBRS (3.5 GHz) auction, in which the FCC will auction 7 blocks of 10 MHz TDD per county, or 22,631 licenses nationwide, to begin on July 23, 2020. Short form applications to participate need to be filed by May 7, 2020. Frontier is evaluating whether to participate in this auction.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed for the following 60 days (i) not to terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open their Wi-Fi hotspots to any American who needs them. We have seen a number of the states we operate in issue executive orders prohibiting the disconnection of services for customers for the length of the state of emergency. State and federal governments continue to ask companies to aid in pandemic response and some are reviewing possibilities of providing additional funding for connectivity, although potential amounts are still unknown. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government, the impact of these changes and potential changes on the company are unknown at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2020, 86% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2020. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 14% of our outstanding borrowings at March 31, 2020 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $24 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2020, the fair value of our debt was estimated to be approximately $10.1 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.69% and our overall weighted average maturity was approximately six years. As of March 31, 2020, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2019. However the filing of the Chapter 11 Cases has accelerated the maturity of substantially all of our debt obligations. Refer to Note 9 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2020 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,730 million at December 31, 2019 to $2,166 million at March 31, 2020, a decrease of $564 million, or 21%. This decrease was a result of benefit payments of $327 million and investment losses (net of investment management and administrative fees) of $274 million, partially offset by contributions of $37 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2020, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Most of our pending legal proceedings have been stayed as a result of filing the Chapter 11 Cases on April 14, 2020 and the effect of the automatic stay.

Effect of Automatic Stay upon filing under Chapter 11 of the United States Bankruptcy Code

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2020 to January 31, 2020
Employee Transactions (1)	-	$-

February 1, 2020 to February 28, 2020
Employee Transactions (1)	129,031	$0.57

March 1, 2020 to March 31, 2020
Employee Transactions (1)	-	$-

Totals January 1, 2020 to March 31, 2020
Employee Transactions (1)	129,031	$0.57

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 6, 2020