Form 10-Q
period 2020-06-30
FRONTIER COMMUNICATIONS CORP
filed 2020-08-10
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number: 001-11001

FRONTIER COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06-0619596
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, par value $0.25 per share (1)	FTRCQ	None (1)
Preferred Stock Purchase Rights	N/A	None

(1)On April 29, 2020, the NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission to delist the common stock, par value $0.25 per share, of Frontier Communications Corporation (the “common stock”) from the NASDAQ Global Select Market. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 was effective 90 days after filing of the Form 25. The common stock remains registered under Section 12(g) of the Securities Exchange Act of 1934. Trading of Frontier’s common stock now occurs on the OTC Pink market under the symbol “FTRCQ.”

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2020 was 104,988,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,290	$760
Accounts receivable, less allowances of $114 and $120, respectively	602	629
Contract acquisition costs	101	105
Prepaid expenses	147	89
Assets held for sale	-	1,401
Income taxes and other current assets	79	53
Total current assets	3,219	3,037

Property, plant and equipment, net	12,845	12,963
Other intangibles, net	838	1,020
Other assets	565	468
Total assets	$17,467	$17,488

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$6,446	$994
Accounts payable	534	437
Advanced billings	234	219
Accrued other taxes	216	206
Accrued interest	17	407
Pension and other postretirement benefits	43	43
Liabilities held for sale	-	123
Other current liabilities	322	375
Total current liabilities	7,812	2,804

Deferred income taxes	311	462
Pension and other postretirement benefits	2,438	1,896
Other liabilities	406	412
Long-term debt	-	16,308
Liabilities subject to compromise	11,597	-
Total liabilities	22,564	21,882
Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,911 and 105,131 outstanding
at June 30, 2020 and December 31, 2019, respectively)	27	27
Additional paid-in capital	4,816	4,815
Accumulated deficit	(8,940)	(8,573)
Accumulated other comprehensive loss, net of tax	(987)	(650)
Treasury common stock	(13)	(13)
Total equity (deficit)	(5,097)	(4,394)
Total liabilities and equity (deficit)	$17,467	$17,488

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2020	2019	2020	2019

Revenue	$1,801	$2,067	$3,734	$4,168

Operating expenses:
Network access expenses	255	318	541	656
Network related expenses	430	445	874	901
Selling, general and administrative expenses	407	445	851	901
Depreciation and amortization	397	454	812	938
Goodwill impairment	-	5,449	-	5,449
Loss on disposal of Northwest Operations	136	384	160	384
Restructuring costs and other charges	36	31	84	59
Total operating expenses	1,661	7,526	3,322	9,288

Operating income (loss)	140	(5,459)	412	(5,120)

Investment and other loss, net	(20)	(9)	(15)	(18)
Pension settlement costs	56	-	159	-
Loss on extinguishment of debt	-	-	-	(20)
Reorganization items, net	(142)	-	(142)	-
Interest expense (contractual interest for the
three and six months ended were $372 million
and $744 million, respectively)	160	383	543	762

Loss before income taxes	(238)	(5,851)	(447)	(5,920)
Income tax benefit	(57)	(534)	(80)	(516)

Net loss	(181)	(5,317)	(367)	(5,404)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(1.73)	$(51.07)	$(3.51)	$(51.97)

Total weighted average shares outstanding
- basic and diluted	104,525	104,118	104,437	103,987

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(DEBTOR-IN-POSSESSION)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2020	2019	2020	2019

Net loss	$(181)	$(5,317)	$(367)	$(5,404)
Other comprehensive income (loss), net of tax	(423)	9	(337)	17

Comprehensive loss	$(604)	$(5,308)	$(704)	$(5,387)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(DEBTOR-IN-POSSESSION)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	27	4,816	(8,759)	(564)	(1,037)	(13)	(4,493)
Stock plans	-	-	-	-	-	(77)	-	-
Net loss	-	-	-	(181)	-	-	-	(181)
Other comprehensive
loss, net of tax	-	-	-	-	(423)	-	-	(423)
Balance at June 30, 2020	106,025	$27	$4,816	$(8,940)	$(987)	(1,114)	$(13)	$(5,097)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2019	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment, net of tax	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	79	(79)	-	-	-
Stock plans	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	(87)	-	-	-	(87)
Other comprehensive
income, net of tax	-	-	-	-	8	-	-	8
Balance at March 31, 2019	106,025	27	4,805	(2,749)	(534)	(718)	(14)	1,535
Stock plans	-	-	-	-	-	68	2	2
Net loss	-	-	-	(5,317)	-	-	-	(5,317)
Other comprehensive
income, net of tax	-	-	-	-	9	-	-	9
Balance at June 30, 2019	106,025	$27	$4,805	$(8,066)	$(525)	(650)	$(12)	$(3,771)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2020	2019

Cash flows provided from (used by) operating activities:
Net loss	$(367)	$(5,404)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	812	938
Loss on extinguishment of debt	-	20
Pension settlement costs	159	-
Stock-based compensation expense	2	7
Amortization of deferred financing costs	11	15
Non-cash reorganization items, net	85	-
Other adjustments	2	1
Deferred income taxes	(92)	(519)
Goodwill impairment	-	5,449
Loss on disposal of Northwest Operations	160	384
Change in accounts receivable	23	(1)
Change in accounts payable and other liabilities	278	(14)
Change in prepaid expenses, income taxes and other assets	(123)	(19)
Net cash provided from operating activities	950	857

Cash flows provided from (used by) investing activities:
Capital expenditures	(511)	(580)
Proceeds from sale of Northwest Operations	1,131	-
Proceeds on sale of assets	5	74
Other	3	1
Net cash provided from (used by) investing activities	628	(505)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(5)	(1,999)
Proceeds from long-term debt borrowings	-	1,650
Proceeds from revolving debt	-	450
Repayment of revolving debt	-	(475)
Financing costs paid	(19)	(44)
Finance lease obligation payments	(13)	(17)
Other	-	(4)
Net cash used by financing activities	(37)	(439)

Increase (Decrease) in cash, cash equivalents, and restricted cash	1,541	(87)
Cash, cash equivalents, and restricted cash at January 1,	809	404
Cash, cash equivalents, and restricted cash at June 30,	$2,350	$317

Supplemental cash flow information:
Cash paid during the period for:
Interest	$427	$712
Income tax payments, net	$1	$5
Reorganization items, net	$34	$-

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net loss and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended June 30, 2020, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

b) Going Concern:

Our interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the entity’s ability to continue as a going concern. As reflected in our consolidated financial statements, the Company had unrestricted cash and cash equivalents of $2,290 million and an accumulated deficit of $8,940 million as of June 30, 2020. The Company also had operating income of $412 million and a net loss of $367 million for the six months ended June 30, 2020.

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

Under the Restructuring Support Agreement, the Consenting Noteholders agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code).

To implement the Plan, on April 14, 2020 (the Petition Date), the Company Parties filed the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

On May 15, 2020, the Company Parties filed the Plan and related Disclosure Statement describing the Plan and the solicitation and voting procedures to approve the same, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On June 30, 2020, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement, the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. The hearing to consider confirmation of the Plan is scheduled for August 21, 2020. The Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of an impaired class of creditors and approval of the Bankruptcy Court.

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to obtain requisite support for the Plan from various stakeholders, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Restructuring Support Agreement and the Plan, refer to Note 3.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. We have reclassified all debt obligations to “Long term debt due within one year” or “Liabilities Subject to Compromise”, based on the event of default or reinstatement provisions of each security in the Restructuring Support Agreement, on our consolidated balance sheet as of June 30, 2020. For additional discussion related to the impact of the Chapter 11 Cases on our debt obligations, refer to Note 10.

Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

c) Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In the first half of 2020, governments from around the world, including the United States federal government as well as state and local governments have reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of June 30, 2020, very few had past due balances beyond the point of normal disconnection.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. Currently, approximately 1% of Frontier’s employees have reported testing positive for COVID-19. Through June 30, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the three and six months ended June 30, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the future expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier

d) Debtor-in-Possession:

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day and other motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain debtor-in-possession financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services.

e) Revenue Recognition:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Fund (USF) surcharges from customers (primarily federal USF), which amounted to $42 million and $49 million, and $91 million and $102 million for the three and six months ended June 30, 2020 and 2019, respectively, and video franchise fees, which amounted to $8 million and $11 million, and $16 million and $21 million for the three and six months ended June 30, 2020 and 2019, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

In June 2015, Frontier accepted the Federal Communications Commission’s (FCC) offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We are recognizing FCC’s Connect America Fund (CAF) Phase II subsidies into revenue on a straight-line basis over the seven year funding term.

f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $60 million and $50 million is included in “Other assets” on our consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively. This amount represents funds held as collateral by a bank against letters of credit issued predominately to insurance carriers and, beginning in the second quarter, funds held in an interest-bearing account as adequate assurances to utility providers established in accordance with First Day Motions filed by Frontier.

g)Definite and Indefinite Lived Intangible Assets:

Intangible assets arising from business combinations, such as customer lists, tradenames, and royalty agreements are initially recorded at estimated fair value. Frontier amortizes its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits and its royalty agreement over its estimated useful life on the straight-line method. We review such intangible assets at least annually as of December 31 to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

h)Lease Accounting:

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

i)Assets Held for Sale:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

On May 1, 2020, Frontier completed the sale of its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations or Northwest Ops). As of December 31, 2019, we reclassified assets and liabilities of our Northwest Operations as held for sale on our consolidated balance sheets, and the amounts and information in the footnotes as they are presented do not include assets and liabilities that have been reclassified, refer to Note 8.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Frontier adopted this standard on January 1, 2020, with no impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Financial Instrument Credit Losses

In June 2016, The FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. This standard, along with its amendments, update the current financial statement impairment model requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Frontier is currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

(3) Chapter 11 Filing and Other Related Matters:

Restructuring Support Agreement

On April 14, 2020, the Company Parties entered into the Restructuring Support Agreement with the Consenting Noteholders, pursuant to which the Consenting Noteholders agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to a pre-arranged Plan to be filed in the Chapter 11 Cases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to:

(i) support the transactions (the Restructuring Transactions) described in, within the timeframes outlined in, and in accordance with the Restructuring Support Agreement;

(ii) not take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions;

(iii) vote each of its Senior Notes Claims (as defined in the Restructuring Support Agreement) to accept the Plan; and

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

(ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court (the DIP Orders) authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority debtor-in-possession financing facility (the DIP Facility), (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

(iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory, and/or third-party approvals for the Restructuring Transactions;

(iv) act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;

(v) operate their businesses in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their businesses; and

(vi) not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to the solicitation of votes to approve the Plan, commencement of the Chapter 11 Cases, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to the DIP Facility.

For a description of the Term Sheet incorporated into the Restructuring Support Agreement, see “—Plan and Disclosure Statement” below.

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court pursuant to chapter 11 of the Bankruptcy Code. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, on the Petition Date, the Company Parties filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the First Day Motions). Pursuant to the First Day Motions, approved after a final hearing held on May 22, 2020, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

forms; continue to perform intercompany transactions; obtain super priority administrative expense status to post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed the Plan and related Disclosure Statement describing the Plan and the solicitation of votes to approve the same, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On June 30, 2020, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement, the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. A hearing in the Bankruptcy Court to consider confirmation of the Plan is scheduled for August 21, 2020. The Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of a class of impaired creditors and approval of the Bankruptcy Court.

The Plan among other things, contemplates:

•the applicable Company Parties’ or Reorganized Company Parties taking any actions necessary or advisable to effectuate the Restructuring Transactions described in the Plan;

•the Company Parties using commercially reasonable efforts to obtain commitments on the best available terms for the DIP Facility, with an option for conversion into an Exit Facility (as defined below) on the Plan effective date (the Plan Effective Date), on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Consenting Noteholders, as of the relevant date, holding greater than 50.1% of the aggregate outstanding principal amount of the Frontier Communications Corporation’s senior unsecured notes and debentures (the Senior Notes) that are subject to the Restructuring Support Agreement (the Required Consenting Noteholders);

•one or more third-party debt facilities (collectively, the Exit Facilities), to be entered into on the Plan Effective Date, in an amount reasonably sufficient to facilitate Plan distributions and ensure incremental liquidity on the Plan Effective Date, and otherwise be on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Required Consenting Noteholders;

•to the extent not converted into an Exit Facility, full satisfaction in cash on the Plan Effective Date of all DIP Facility claims (if any);

•on the Plan Effective Date, one or more of the Reorganized Company Parties shall issue takeback debt (the “Takeback Debt”), in a principal amount of $750 million, including, but not limited to:

oan interest rate that is either (a) no more than 2.50% higher than the interest rate of the next more junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is unsecured;

oa maturity no less than one year outside of the longest-dated debt facility to be entered into on the Plan Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Plan Effective Date;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

oto the extent the Second Lien Notes are reinstated under the Plan, providing the Takeback Debt will be third lien debt, provided that to the extent the Second Lien Notes are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

othe Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of Senior Notes that are held by all Consenting Noteholders; and

oall other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

•subject to acceptance of the Plan by the holders of the Senior Notes, a cash payment (the Incremental Payments) on the Plan Effective Date to each holder of the Senior Notes (to the extent of the available amount of unrestricted balance sheet cash in excess of $150 million on the Plan Effective Date as projected 30 days prior to the anticipated Plan Effective Date, estimated and calculated in a manner reasonably acceptable to the Company Parties and the Required Consenting Noteholders, subject to certain adjustments described in the (Plan (the Surplus Cash));

•cash interest payments at the non-default contract rate for the Revolver through the earlier of the Plan Effective Date or repayment and, to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, satisfaction in full on the Plan Effective Date of all Revolver claims;

•cash interest payments for (i) the Term Loan B maturing on June 15, 2024, and (ii) the $1,650 million aggregate principal amount of the First Lien Notes, as applicable, at non-default contract rate during the Chapter 11 Cases, which shall not include any make-whole or redemption premium, until repayment or reinstatement of such indebtedness;

•for the $1,600 million aggregate principal amount of the Second Lien Notes (together with the First Lien Notes, the Secured Notes), cash interest payment at non-default contract rate during the Chapter 11 Cases, which shall not include any make-whole or redemption premium, until repayment or reinstatement of the Second Lien Notes;

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

•cash interest payments at non-default contract rate during the Chapter 11 Cases for the secured and unsecured notes of the Company’s subsidiaries and, on or as soon as reasonably practicable following the Plan Effective Date, reinstatement of such notes pursuant to section 1124 of the Bankruptcy Code;

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

(DEBTOR-IN-POSSESSION)

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

•on or as soon as reasonably practicable following the Plan Effective Date, receipt by the holders of the Senior Notes, in full satisfaction of their claims, their pro rata share of (a) 100% of the common equity (the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or stock of the Company as may be contemplated by the Restructuring (the Reorganized Company Parties), subject to dilution by the Management Incentive Plan (as defined below), (b) the Takeback Debt and (c) unrestricted cash of Reorganized Frontier in excess of $150 million as of the Plan Effective Date;

•on the Plan Effective Date, reservation of a pool (the Management Incentive Plan Pool) of 6% (on a fully diluted basis) of the New Common Stock for a post-emergence management incentive plan (the Management Incentive Plan) for management employees of the Reorganized Company Parties, which will contain terms and conditions as determined at the discretion of the board of directors of the Reorganized Company Parties after the Plan Effective Date; provided that up to 50% of the Management Incentive Plan Pool may be allocated prior to the Plan Effective Date as emergence grants (Emergence Awards) to individuals selected to service in key senior management positions after the Plan Effective Date; provided, further, that the Emergence Awards will have terms and conditions that are acceptable to the Company Parties and the Required Consenting Noteholders;

•no distribution for existing equity interests; and

•on the Plan Effective Date, Reorganized Frontier shall issue the New Common Stock and cause it to be transferred to Frontier pursuant to the Restructuring Transactions, the interests in Frontier shall be cancelled, and Frontier shall transfer the New Common Stock to the holders of Senior Notes.

DIP Facility

On April 14, 2020 and prior to the commencement of the Chapter 11 Cases, the Company and certain of its subsidiaries (the DIP Loan Parties) entered into a commitment letter (as amended by that certain Letter Agreement dated April 28, 2020, by that certain Letter Agreement dated May 12, 2020, by that certain Letter Agreement dated June 10, 2020, by that certain Letter Agreement dated June 29, 2020 and as further amended, modified or supplemented from time to time, the Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to provide the DIP Loan Parties with a revolving DIP Facility in an aggregate principal amount of $460 million which, upon satisfaction of certain conditions, including the effectiveness of the Plan, will convert into a longer term revolving Exit Facility.

The terms and conditions of the DIP Facility are set forth in the form Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the Form DIP Credit Agreement) attached to the Commitment Letter. The DIP Facility includes conditions precedent (including the repayment in full of all revolving loans outstanding under the JPM Credit Agreement), representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The proceeds of all or a portion of the DIP Facility may be used for, among other things, general corporate purposes, including working capital and permitted acquisitions for payment of, fees, costs and expenses of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Facility. To the extent not converted into an Exit Facility, DIP Facility claims will be paid in cash

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

on the Plan Effective Date. The terms and conditions of the Exit Facility are reflected in an exit facility term sheet attached as an exhibit to the Form DIP Credit Agreement (the Exit Facility Term Sheet). Upon the satisfaction of certain conditions set forth in the Exit Facility Term Sheet, including compliance with a 1.55:1.00 pro forma gross first lien leverage ratio test and the repayment in full of the revolving loans outstanding under the JPM Credit Agreement, the DIP Facility commitments will convert into Exit Facility commitments. The Company has the option to increase the size of the Exit Facility up to an amount of $600.0 million by obtaining commitments from one or more lenders prior to the Plan Effective Date.

A final hearing on the DIP Facility and DIP Credit Agreement is scheduled for August 21, 2020.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including required Public Utility Commission (PUC) approvals in certain states, including Arizona, California, Connecticut, Illinois, Minnesota, New York, Pennsylvania and West Virginia. The level of review undertaken by state PUCs, and the length of time to complete such review, varies by state. The Company is the subject of ongoing investigations by certain state PUCs, which may have an impact on the timing of receipt of PUC approvals in such states and/or lead to the imposition of financial sanctions and/or operational restrictions, including revocation of operating authority, In addition, certain state PUCs may impose conditions on the approval of the Restructuring Transactions, including commitments to make significant capital expenditures to improve intrastate service. No assurance can be given as to the terms, conditions, and timing of the required approvals or clearances.

Executory Contracts:

Subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, amend, or reject certain executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Company Parties in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Company Parties, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Reorganization Items and Liabilities Subject to Compromise

Effective on April 14, 2020, we began to apply the provisions of ASC 852, Reorganizations (ASC 852), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the Restructuring from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the Restructuring must be reported separately as reorganization items, net in the consolidated statements of operations beginning April 14, 2020, the date of filing of the Chapter 11 Cases. Liabilities that may be affected by the Plan must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

As a result of the filing of the Chapter 11 Cases on April 14, 2020, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company Parties authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company Parties’ businesses and assets. Among other things, the Bankruptcy Court authorized the Company Parties’ to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Company Parties are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Company Parties may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Liabilities subject to compromise consisted of the following:

($ in millions)	June 30, 2020

Accounts payable	$59
Other current liabilities	92
Accounts payable, and other current liabilities	151

Debt subject to compromise	10,949
Accrued interest on debt subject to compromise	497
Long-term debt and accrued interest	11,446

Total liabilities subject to compromise	$11,597

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities. Such adjustments may be material. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations were as follows:

($ in millions)	June 30, 2020

Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	$85
Debtor-in-possession financing costs	19
Professional fees and other bankruptcy related costs	38
Reorganization items, net	$142

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Write off of deferred debt issuance costs, the write-off of original issue net discount related to debt subject to compromise and the DIP financing costs were also included in reorganization items.

For discussion related to our ability to continue as a going concern, refer to Note 1.

(4) Revenue Recognition:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following tables provide a summary of revenues, by category:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019

Data and Internet services	$874	$963	$1,806	$1,930
Voice services	523	629	1,095	1,279
Video services	200	260	422	528
Other	108	120	225	244
Revenue from contracts with customers (1)	1,705	1,972	3,548	3,981
Subsidy and other revenue (2)	96	95	186	187
Total revenue	$1,801	$2,067	$3,734	$4,168

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019

Consumer	$899	$1,050	$1,870	$2,127
Commercial	806	922	1,678	1,854
Revenue from contracts with customers (1)	1,705	1,972	3,548	3,981
Subsidy and other revenue (2)	96	95	186	187
Total revenue	$1,801	$2,067	$3,734	$4,168

(1)Includes approximately $17 million and $17 million, and $34 million and $35 million, of lease revenue for the three and six months ended June 30, 2020 and 2019, respectively.

(2)Includes $10 million in transition services provided to the purchaser in connection with the divestiture of our Northwest Operations for the three and six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(18)	-	(33)	(7)
Cash received, excluding amounts
recognized as revenue	-	-	42	7
Credits granted, excluding amounts
recognized as revenue	1	-	-	-
Reclassified between current
and concurrent	-	-	1	(1)
Balance at June 30, 2020	$20	$8	$51	$20

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2018	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(18)	(5)	(38)	(11)
Cash received, excluding amounts
recognized as revenue	-	-	34	7
Credits granted, excluding amounts
recognized as revenue	17	1	-	-
Reclassified between current
and concurrent	4	(4)	(1)	1
Reclassified to held for sale	(3)	(1)	(3)	(1)
Balance at June 30, 2019	$44	$16	$41	$18

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2020 (remaining six months)	$661
2021	722
2022	506
2023	384
2024	264
Thereafter	511
Total	$3,048

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(5) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2020	December 31, 2019

Retail and wholesale	$636	$678
Other	80	71
Less: Allowance for doubtful accounts	(114)	(120)
Accounts receivable, net	$602	$629

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable.

Bad debt expense (credits), which is recorded as a reduction to revenue, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019

Bad debt expense	$10	$18	$24	$32

(6) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2020	December 31, 2019

Property, plant and equipment	$27,047	$26,552
Less: Accumulated depreciation	(14,202)	(13,589)
Property, plant and equipment, net	$12,845	$12,963	(1)

(1)Excludes $1,049 million reclassified as Held for Sale as of December 31, 2019, refer to Note 8.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019

Depreciation expense	$314	$342	$630	$695

Effective with the designation of our Northwest Operations as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP.

We revised the estimated remaining useful lives for certain plant assets as of October 1, 2019, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(7) Goodwill and Other Intangibles:

All goodwill was fully impaired as of December 31, 2019, other than goodwill of $658 million associated with the planned disposal of Frontier Northwest which was classified in Assets held for sale as of December 31, 2019. Goodwill impairment charges were $5,449 million for the three and six months ended June 30, 2019. Accumulated goodwill impairment charges were $9,154 million as of June 30, 2020 and December 31, 2019.

The components of other intangibles are as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,627)	$705	$4,332	$(3,452)	$880
Trade name	122	-	122	122	-	122
Royalty agreement	72	(61)	11	72	(54)	18
Total other intangibles	$4,526	$(3,688)	$838	$4,526	$(3,506)	$1,020

Amortization expense was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2020	2019	2020	2019

Amortization expense	$83	$112	$182	$243

Amortization expense primarily represents the amortization of our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our Trade name is an indefinite-lived intangible asset that is not subject to amortization.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(8) Divestiture of Northwest Operations:

On May 1, 2020, Frontier completed the sale of its Northwest Operations pursuant to the terms and conditions of the Purchase Agreement, dated as of May 28, 2019, for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding of indebtedness, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds.

A portion of the proceeds from the sale are held in escrow as recourse for indemnity claims that may arise under the purchase agreement and for adjustments to employee liabilities and working capital that may be identified after closing. As of June 30, 2020, there was $27 million of proceeds held in escrow accounts included in Other current assets, as we expect these amounts to be settled within the next twelve months. We also have $30 million of proceeds held in escrow accounts included in Other assets as we expect these amounts to remain outstanding for a longer period of time.

In connection with the sale, Frontier is performing certain transition services for the purchaser. The first six months of these services are generally being provided at no additional cost to the purchaser as a condition of the transaction. The fair value of these transition services was estimated to be $30 million and were recorded as a deferred liability (recorded within the Advanced Billing financial statement caption in the balance sheet) in connection with the transaction, which amount is being amortized to other revenue as the related services are being delivered. For the three and six months ended June 30, 2020, we recognized $10 million in other revenue related to these transition services.

The Northwest Operations were included in Frontier’s continuing operations and classified as assets held for sale and liabilities related to assets held for sale on our consolidated balance sheets through the completion of the transaction on May 1, 2020. As a result of the closing of the transaction, we derecognized net assets of $1,132 million, including property, plant, and equipment of $1,084 million, goodwill of $658 million, a $603 million valuation allowance on our assets held for sale, and $142 million of defined benefit pension and other postretirement benefit plan obligations, net of transferred pension plan assets.

This transaction did not represent a strategic shift for Frontier; therefore, it did not meet the criteria to be classified as a discontinued operation. Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP.

During the three and six month periods ended June 30, 2020, Frontier recorded a loss on disposal of $136 million and $160 million, respectively, associated with the sale of our Northwest Operations. These amounts include $27 million of loss (an immaterial out of period adjustment) related to the initial measurement and recognition of the estimated loss on disposal measured during the three months ended June 30, 2019.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(9) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2020 and December 31, 2019. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt (including $10,949 million of debt classified in Liabilities subject to compromise at June 30, 2020) is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2020		December 31, 2019

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$17,511	$7,467	$17,516	$12,026

(

(10) Long-Term Debt:

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such we have reclassified certain secured debt obligations to Long term debt due within one year and certain unsecured debt obligations to Liabilities subject to compromise on our consolidated balance sheet as of June 30, 2020. While this reclassification includes all of our debt, the Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all holders of secured debt and subsidiary debt. Among other things, the Restructuring Support Agreement provides that holders of our secured debt will be entitled to receive cash interest payments and to have the principal amount of their indebtedness repaid or reinstated upon emergence and that holders of secured and unsecured debt of our subsidiaries will be entitled to receive cash interest payments and to have the principal amount of their indebtedness reinstated upon emergence.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property.

For information related to the Restructuring Support Agreement, the Chapter 11 Cases, the Plan and the DIP Facility, refer to Note 3.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The activity in our long-term debt is summarized as follows:

		For the six months ended June 30, 2020
		Principal			Interest Rate at
	January 1,	Payments		June 30,	June 30,
($ in millions)	2020	and Retirements	New Borrowings	2020	2020*

Secured debt issued by Frontier	$5,711	$(5)	$-	$5,706	7.17%
Unsecured debt issued by Frontier	10,949	-	-	10,949	9.51%
Secured debt issued by subsidiaries	106	-	-	106	8.37%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Total debt	$17,516	$(5)	$-	$17,511	8.63%

Less: Debt Issuance Costs	(168)			(68)
Less: Debt Discount	(46)			(48)
Less: Current Portion	(994)			(6,446)
Less: Debt subject to compromise	-			(10,949)
Total Long-term debt	$16,308			$-

* Interest rate includes amortization of debt issuance costs and debt discounts. The interest rates at June 30, 2020 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Additional information regarding our secured and unsecured long-term debt as of June 30, 2020 (prior to the filing of the Chapter 11 Cases) and December 31, is as follows:

	June 30, 2020		December 31, 2019

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Revolver due 2/27/2024 (1)	$749	4.680% (Variable)	$749	4.760% (Variable)
Term loan due 6/15/2024 (2)	1,694	5.352% (Variable)	1,699	5.550% (Variable)
First lien notes due 4/1/2027	1,650	8.000%	1,650	8.000%
Second lien notes due 4/1/2026	1,600	8.500%	1,600	8.500%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Secured debt issued by Frontier	5,706		5,711

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Unsecured debt issued by Frontier	10,949		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	6	6.154%
Secured debt issued by subsidiaries	106		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Total debt including debt subject to compromise	17,511	8.464% (3)	17,516	8.486% (3)
Less: debt subject to compromise	(10,949)		-
Total debt	$6,562		$17,516

(1) Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(2) Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(3) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Term Loan and Revolving Credit Facilities

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has a $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 and an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver). The maturities of the Term Loan B and the Revolver, in each case if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of June 30, 2020, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of June 30, 2020 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

As of June 30, 2020, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling an additional $90 million).

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

(DEBTOR-IN-POSSESSION)

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

For the six months ended June 30, 2020, Frontier retired $5 million principal amount of senior secured debt. For the six months ended June 30, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019.

During 2019, Frontier recorded a gain on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

(11) Restructuring Costs and Other Charges:

As of June 30, 2020, restructuring related liabilities of $2 million pertaining to employee separation charges and accrued costs related to transformation initiatives are included in “Other current liabilities” in our consolidated balance sheet.

During the six month period ended June 30, 2020, we incurred $84 million in expenses consisting of $8 million directly associated with transformation initiatives, $4 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

During the three month period ended June 30, 2020, we incurred $36 million in expenses consisting of $2 million of severance and employee costs resulting from workforce reductions, and $34 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

Effective with the Petition date, these other charges consisting of consulting and advisory costs incurred are recorded in Reorganization items, net in the consolidated statement of operations.

During the three and six months ended June 30, 2019, we incurred $31 million and $59 million, respectively, in expenses consisting of $16 million and $29 million, respectively, directly associated with transformation initiatives and $15 million and $30 million, respectively, of severance and employee costs resulting from workforce reductions.

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2020	$15
Severance expense	4
Transformation costs	8
Other costs	72
Cash payments during the period	(97)
Balance at June 30, 2020	$2

(10)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(12) Investment and Other Income (Loss):

The following is a summary of the components of Investment and Other Income (loss):

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2020	2019	2020	2019

Interest and dividend income	$2	$1	$4	$4
Pension and OPEB costs	(20)	(11)	(19)	(22)
All other, net	(2)	1	-	-
Total investment and other loss, net	$(20)	$(9)	$(15)	$(18)

Pension and OPEB costs consist of interest costs, expected return on plan assets, amortization of prior service costs (credit) and amortization of unrecognized (gain) loss.

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2020	2019	2020	2019

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	11.3	1.5	5.4	1.5
Changes in certain deferred tax balances	(7.8)	(1.5)	(3.9)	(1.9)
Interest expense deduction	19.5	-	10.4	-
Restructuring cost	(6.4)	-	(5.0)	-
Goodwill impairment	-	(10.4)	-	(10.4)
Loss on disposal of Northwest Operations	(13.0)	(1.4)	(8.0)	(1.4)
Tax reserve adjustment	0.8	-	(0.7)	-
Shared-based payments	-	-	(0.3)	(0.1)
Federal research and development tax credit	(1.5)	-	(0.5)	-
All other, net	-	(0.1)	(0.5)	-
Effective tax rate	23.9%	9.1%	17.9%	8.7%

On July 14, 2020, The Department of The Treasury approved and submitted the final Regulations Sec. 1.163(j) to the Office of the Federal Register for publication. According to the final Regulations Section 1.163(j) – 1(b)(1), if property is sold or otherwise disposed of, the lesser of the amount of gain on the disposition or the amount of depreciation, amortization, or depletion deductions  with respect to the property for the taxable years beginning after December 31, 2017 and before January 1, 2022 is subtracted from taxable income to determine ATI under Internal Revenue Code Section 163(j)(8)(B). Frontier is currently evaluating the impact of the final Regulations, which may be material to the Company’s income tax provision.

Under ASC 740 – 270, income tax expense for interim periods is based on annual effective tax rate for the full year with the exclusion of the discrete items. However, in a period when a negative annual effective tax rate occurs, the actual effective tax rate for the year-to-date period may be used as an exception. The actual year-to-date effective tax rate method is used by the Company in Q2 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

The business interest deduction limit under Code Sec. 163(j) is increased to 50 percent of the taxpayer’s adjusted taxable income (ATI) for the 2019 and 2020 tax years. A taxpayer may also elect for the 2020 year only to use 2019 ATI in calculating the limitation. A taxpayer may elect not to have the increased limitation apply in 2019 or 2020.

Net operating losses (NOLs) arising in tax years beginning in 2018, 2019, and 2020 now have a five-year carryback period and an unlimited carryforward period. The provision limiting an NOL deduction attributable to NOLs arising in tax years beginning after 2017 to 80 percent of taxable income does not apply during these years.

As of June 30, 2020 and December 31, 2019, amounts pertaining to expected income tax refunds of $13 million and $1 million are included in “Income taxes and other current assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2020, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $61 million ($57 million net of federal benefit) has been recorded for the six months ended June 30, 2020, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.” The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of June 30, 2020, Frontier had approximately $1.2 billion of federal NOLs, which for U.S. federal income tax purposes can be used to offset future taxable income. In connection with the sale of the Northwest Operations Frontier utilized NOLs of approximately $848 million during the six months ended June 30, 2020.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(14) Net Loss Per Share:

The reconciliation of the net loss per share calculation is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions and shares in thousands, except per share amounts)	2020	2019	2020	2019

Net loss used for basic and diluted loss
per share:
Total basic net loss
attributable to Frontier common shareholders	$(181)	$(5,317)	$(367)	$(5,404)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(181)	$(5,317)	$(367)	$(5,404)

Basic loss per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	104,988	105,314	105,029	105,377
Less: Weighted average unvested restricted stock awards	(463)	(1,196)	(592)	(1,390)
Total weighted average shares outstanding - basic	104,525	104,118	104,437	103,987

Basic net loss per share
attributable to Frontier common shareholders	$(1.73)	$(51.07)	$(3.51)	$(51.97)

Diluted loss per share:
Total weighted average shares outstanding - basic	104,525	104,118	104,437	103,987
Effect of dilutive stock units	-	-	-	-
Total weighted average shares outstanding - diluted	104,525	104,118	104,437	103,987

Diluted net loss per share
attributable to Frontier common shareholders	$(1.73)	$(51.07)	$(3.51)	$(51.97)

In calculating diluted net loss per common share for the three and six months ended June 30, 2020 and 2019, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and six months ended June 30, 2020 and 2019, previously granted options to purchase 1,344 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At each of June 30, 2020 and June 30, 2019, we had 339,544 stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the six months ended June 30, 2020 and 2019 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were $0 million for each of the six months ended June 30, 2020 and 2019, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(15) Stock Plans:

At June 30, 2020, we have seven stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under six of the plans: the 1996 Equity Incentive Plan (the 1996 EIP), the Amended and Restated 2000 Equity Incentive Plan (the 2000 EIP), the 2009 Equity Incentive Plan (the 2009 EIP), the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At June 30, 2020, there were approximately 5,667,000 shares authorized for grant and approximately 3,514,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP and together with the 1996 EIP, the 2000 EIP, the 2009 EIP and the 2013 EIPS, the EIPs).

Performance Shares

As of January 1, 2020, we had 96,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP). During the six months ended June 30, 2020, all of the remaining performance shares under the LTIP were cancelled.

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. For the six months ended June 30, 2020 and 2019, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $0.

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock granted under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2020	900	$10.57	$1
Restricted stock granted	-	$-	$-
Restricted stock vested	(387)	$15.04	$-
Restricted stock forfeited	(91)	$6.69
Balance at June 30, 2020	422	$7.30	$-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2020 was $2 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $2 million and $5 million for the six month periods ended June 30, 2020 and 2019, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(16) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax and changes are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2020 (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	(525)	(15)	(540)
Amounts reclassified from accumulated other
comprehensive loss to net loss	208	(5)	203
Net current-period other comprehensive
income (loss)	(317)	(20)	(337)
Balance at June 30, 2020 (1)	$(1,001)	$14	$(987)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (1)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	21	(4)	17
Net current-period other comprehensive
income (loss)	21	(4)	17
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at June 30, 2019 (1)	$(551)	$26	$(525)

(1)Pension and OPEB amounts are net of tax of $204 million and $250 million as of January 1, 2020 and 2019, respectively and $280 million and $166 million as of June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, Frontier recorded aggregate pension settlement charges of $159 million related to lump sum pension settlement payments to terminated or retired individuals and completed its sale of the Northwest Operations. In accordance with ASC 715, Compensation - Retirement Benefits (ASC 715), Frontier remeasured its pension plan during the three months ended June 30, 2020. This remeasurement resulted in an increase in our pension liabilities and a remeasurement charge to Other comprehensive income (loss) of $672 million for the six months ended June 30, 2020. Refer to Note 17 for additional disclosures related to the pension settlement and other items related to Defined Benefit Plans.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The significant items reclassified from each component of accumulated other comprehensive are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the six months ended		the Statement Where
Details about Accumulated Other	June 30,		June 30,		Net Loss
Comprehensive Loss Components	2020	2019	2020	2019	is Presented
Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(30)	$(14)	$(47)	$(28)
One-time loss on disposal	(61)	-	(61)	-
Pension settlement costs	(56)	-	(159)	-
	(147)	(14)	(267)	(28)	Loss before income taxes
Tax impact	29	3	59	7	Income tax benefit
	$(118)	$(11)	$(208)	$(21)	Net loss

Amortization of OPEB Cost Items (2)
Prior-service costs	$8	$3	$16	$4
Actuarial gains (losses)	(1)	-	(3)	2
One-time loss on disposal	(7)	-	(7)	-
	-	3	6	6	Loss before income taxes
Tax impact	-	(1)	(1)	(2)	Income tax benefit
	$-	$2	$5	$4	Net loss

(1) Amounts in parentheses indicate losses.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(17) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2020	2019	2020	2019

Components of total pension benefit cost
Service cost	$24	$21	$49	$42
Interest cost on projected benefit obligation	28	32	58	65
Expected return on plan assets	(39)	(43)	(89)	(86)
Amortization of unrecognized loss	30	14	47	28
Net periodic pension benefit cost	43	24	65	49
Pension settlement costs	56	-	159	-
One-time gain on disposal, net	(50)	-	(50)	-
Total pension benefit cost	$49	$24	$174	$49

	Postretirement Benefits
	For the three months ended		For the six months ended
	June 30,		June 30,

($ in millions)	2020	2019	2020	2019

Components of net periodic postretirement benefit cost
Service cost	$5	$5	$10	$10
Interest cost on projected benefit obligation	8	11	16	21
Amortization of prior service cost (credit)	(8)	(3)	(16)	(4)
Amortization of unrecognized (gain) loss	1	-	3	(2)
Net periodic postretirement benefit cost	6	13	13	25
One-time gain on disposal, net	(24)	-	(24)	-
Total periodic postretirement benefit cost	$(18)	$13	$(11)	$25

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

Our net pension plan liability is comprised of the Projected Benefit Obligation (PBO) offset by pension plan assets. The value of our pension plan assets decreased $520 million from the $2,730 million at December 31, 2019 to $2,210 million at June 30, 2020. This decrease primarily resulted from benefit payments to participants of $500 million and distributions associated with the sale of the Northwest Operations of $58 million, partially offset by increases for contributions of $37 million. Despite $558 million in distributions, the PBO component increased $2 million from $3,726 million at December 31, 2019 to $3,728 at June 30, 2020. This resulted primarily because of a decrease in the discount rate assumption from 3.4% at December 31, 2019 to 2.8% at June 30, 2020, as well as decreases to the interest rates used for lump sum payments.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the six months ended June 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $464 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million during the six months ended June 30, 2020. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with a corresponding offset to accumulated other comprehensive loss in stockholders’

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

equity. As a result of the recognition of the settlement charges in the first six months of 2020, as required under US GAAP, the net pension plan liability was remeasured and recorded as of June 30, 2020 to be $1,518 million, as compared to the $996 million measured and recorded at December 31, 2019, or an increase of $522 million. This increase in the net pension liability during the six months ended June 30, 2020 is comprised of a $395 million increase related to the three months ended March 31, 2020 (an immaterial out of period adjustment recorded in the current quarter ended June 30, 2020) and a $127 million increase related to the three months ended June 30, 2020, with a corresponding increase to accumulated other comprehensive income, net of tax.

During the first six months of both 2020 and 2019, we capitalized $13 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Required pension plan contributions for the fiscal year 2020 are estimated to be $193 million, of which $37 million was contributed to the Plan during the first six months of 2020. Certain provisions of the CARES Act permit employers to postpone making pension contributions due in 2020 until January 1, 2021. Frontier intends to postpone the remaining 2020 contributions of approximately $156 million, in the aggregate, until on or prior to January 1, 2021 as permitted by the CARES Act.

Frontier notified employees that it intends to file an application with the Internal Revenue Service for a waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the Plan for the Plan year beginning January 1, 2020. Frontier’s minimum funding obligation for the 2020 plan year has been determined by its actuaries to be approximately $196 million. If the waiver is granted, Frontier would spread the 2020 contribution, plus additional interest, over the five subsequent plan years, in addition to the minimum contributions owed for those plan years.

(18) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021 under the Rural Digital Opportunity Fund (RDOF) Order) in return for the Company’s commitment to make broadband available to households within Frontier’s footprint.

On January 30, 2020, the FCC adopted an order establishing the RDOF program.  With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction (RDOF Phase I), the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, at least $4.4 billion. On July 15, 2020, Frontier filed an application to be eligible to participate in the RDOF Phase I auction, which is scheduled to commence on October 29, 2020. Until after that auction is completed, the FCC quiet period rules will apply.

Recognizing that RDOF support will not be made available before the end of the sixth year of CAF Phase II support (year-end 2020), the FCC’s RDOF order explains that CAF II recipients are entitled to a seventh year of CAF Phase II support through 2021, whether or not they are successful in an RDOF auction. As such, Frontier will continue to receive annual CAF Phase II support in 2021. While the RDOF has not yet been completely finalized, it could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

On April 20, 2017, the FCC issued an Order that significantly altered how Commercial Data Services are regulated. Specifically, the Order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim.  Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals.  We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

(DEBTOR-IN-POSSESSION)

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

As part of the sale of our Northwest Operations, Frontier indemnified the purchaser for customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties, changes to final closing statements and working capital, employee liabilities and other obligations included in the purchase agreement. While Frontier intends to comply with its obligations under the purchase agreement, we could be obligated to make payments pursuant to these provisions in the future.

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

(19) Subsequent Events:

As previously discussed in Note 3, on May 15, 2020, the Company Parties filed the Plan with the Bankruptcy Court and the related Disclosure Statement. On June 30, 2020, the Disclosure Statement, as amended, was approved by the Bankruptcy Court and, on July 2, 2020, the Company commenced the solicitation of votes of certain of its credits for approval of the Plan. On August 21, 2020, the Bankruptcy Court is scheduled to hold a confirmation hearing to consider the approval of the Plan and a final hearing on the DIP Facility and DIP Credit Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

•our ability to comply with the restrictions expected to be imposed by covenants in debtor-in-possession and exit financing;

•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate the Restructuring;

•increased administrative and legal costs related to the Chapter 11 process;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

(DEBTOR-IN-POSSESSION)

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2020 and beyond;

•adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the COVID-19 pandemic, or other adverse public health developments;

•potential adverse impacts of the COVID-19 pandemic on our business and operations, including potential disruptions to the work of our employees arising from health and safety measures such as social distancing and working remotely, our ability to effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors as well as their abilities to perform under current or proposed arrangements with us, and stress on our supply chain; and

•trading price and volatility of our common stock and risks related to the delisting of our common stock from the Nasdaq Global Select Market.

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

(DEBTOR-IN-POSSESSION)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 3.7 million customers, 3.1 million broadband subscribers and 16,400 employees, operating in 25 states as of June 30, 2020. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On April 14, 2020, Frontier filed for Chapter 11 bankruptcy with the U.S. Bankruptcy Court for the Southern District of New York. Frontier is working on a restructuring plan to reduce its debt by more than $10 billion. During this Chapter 11 filing, Frontier is allowed to reorganize its finances while the business operations continue. The Company Parties continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for goods and services provided both before and after the filing date. For further developments on this topic see “Recent Developments” discussion below.

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

During the second quarter of 2020, Frontier reported operating income of $140 million and a net loss of $181 million. This compares to an operating loss of $5,459 million and a net loss of $5,317 million reported in the second quarter of 2019. We have continued to experience net losses in customers, which have contributed to lower revenues and lower profitability. Our results in the second quarter of 2020 reflect a $136 million loss on the sale of our Northwest Operations, a pension settlement charge of $56 million, $36 million of restructuring and other charges, and $142 million of reorganization charges. Contractual interest attributable to our unsecured noteholders of $218 million was not recorded, as we do not expect those amounts to be paid. Our results for the second quarter of 2019 included a $5,449 million goodwill impairment, a loss on disposal of $384 million, and $31 million of restructuring costs and other charges.

As discussed elsewhere in this Form 10-Q, our ability to continue as a going concern is contingent upon, among other things, our ability to successfully emerge from the Chapter 11 Cases (as defined below) and generate sufficient liquidity from the Restructuring (as defined below) to meet our obligations and operating needs.

Recent Developments

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

Under the Restructuring Support Agreement, the Consenting Noteholders agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code (the Bankruptcy Code).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

To implement the Plan, on April 14, 2020 (the Petition Date), the Company Parties filed the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

On May 15, 2020, the Company Parties filed the Plan and related Disclosure Statement describing the Plan and the solicitation and voting procedures to approve the same, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On June 30, 2020, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement, the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. The hearing to consider confirmation of the Plan is scheduled for August 21, 2020. The Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of an unimpaired class of creditors and approval of the Bankruptcy Court.

See “—(b) Liquidity and Capital Resources—Chapter 11 Filing and Other Related Matters” and Note 3 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the Chapter 11 Cases. Refer to “—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the quarter ended June 30, 2020.

Going Concern

In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our interim unaudited consolidated financial statements, the Company had unrestricted cash and cash equivalents of $2,290 million and an accumulated deficit of $8,940 million as of June 30, 2020. The Company also had operating income of $412 million and a net loss of $367 million for the six months ended June 30, 2020.

As disclosed in “—Chapter 11 Cases,” on April 14, 2020, the Company Parties entered into the Restructuring Support Agreement and filed the Chapter 11 Cases.

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

See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern See “—(b) Liquidity and Capital Resources” and Note 3 of the Notes to Consolidated Financial Statements for more information on the Restructuring and our limited liquidity.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In the first half of 2020, governments from around the world, including the United States federal government as well as state and local governments have reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of June 30, 2020, very few had past due balances beyond the point of normal disconnection.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. Currently, approximately 1% of Frontier’s employees have reported testing positive for COVID-19. Through June 30, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the three and six months ended June 30, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the future expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

Presentation of Results of Operations

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

(DEBTOR-IN-POSSESSION)

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

The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company including the Northwest Operations (“Northwest Ops”) through the date of sale. The results of operations for the Northwest Operations are shown separate from the total for our operations located in the remaining 25 states (“Remaining Properties”).

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income that follows relates only to those the changes in the Remaining Properties.

Customer counts, ARPC, and Consumer Customer Churn

	As of or for the three months ended
	June 30, 2020			June 30, 2019%
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Remaining
	Frontier	Ops	Properties	Frontier	Ops	Properties	Properties
Customers (in thousands)	3,664	N/A	N/A	4,292	N/A	N/A	N/A

Consumer customer metrics
Customers (in thousands)	3,341	-	3,341	3,902	348	3,554	-6%
Net customer additions (losses)	(362)	(330)	(32)	(93)	(6)	(87)	-63%
Average monthly consumer
revenue per customer	$ 85.01	$ 76.74	$ 86.68	$ 88.68	$ 77.02	$ 89.82	-3%
Customer monthly churn	1.63%	1.51%	1.63%	2.14%	1.77%	2.18%	-25%

Commercial customer metrics
Customers (in thousands)	323	N/A	N/A	390	N/A	N/A	N/A

Broadband subscriber metrics
Broadband subscribers (in thousands)	3,142	-	3,142	3,626	311	3,315	-5%
Net subscriber additions (losses)	(338)	(297)	(41)	(71)	(4)	(67)	-39%

Video (excl. DISH) subscriber metrics
Video subscribers - in thousands)	560	-	560	738	33	705	-21%
Net subscriber additions (losses)	(61)	(27)	(34)	(46)	(2)	(44)	-23%

DISH subscriber metrics
DISH subscribers (in thousands)	144	-	144	190	18	172	-16%
Net subscriber additions (losses)	(21)	(16)	(5)	(8)	(1)	(7)	-29%

Employees	16,420	-	16,420	19,872	950	18,922	-13%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	For the six months ended
	June 30, 2020			June 30, 2019%
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Remaining
	Frontier	Ops	Properties	Frontier	Ops	Properties	Properties

Consumer customer metrics
Net customer additions (losses)	(406)	(335)	(71)	(158)	(10)	(148)	-52%
Average monthly consumer
revenue per customer	$ 86.70	$ 76.74	$ 87.33	$ 88.94	$ 76.44	$ 90.16	-3%
Customer monthly churn	1.72%	1.51%	1.74%	2.07%	1.67%	2.10%	-17%

Broadband subscriber metrics
Net subscriber additions (losses)	(371)	(302)	(69)	(110)	(7)	(103)	-33%

Video (excl. DISH) subscriber metrics
Net subscriber additions (losses)	(100)	(29)	(71)	(99)	(4)	(95)	-25%

DISH subscriber metrics
Net subscriber additions (losses)	(29)	(17)	(12)	(16)	(2)	(14)	-14%

Consumer Customers

For the three and six months ended June 30, 2020, Frontier lost 32,000, or 1%, and 71,000, or 2% of our consumer customers compared to 87,000, or 2% and 148,000, or 4% for the three and six months ended June 30, 2019. As of June 30, 2020, 53% of our consumer broadband customers also subscribed to at least one other service offering. For the six months ended June 30, 2020, we lost 1% of our consumer broadband subscribers, primarily to competitors offering more attractive pricing or higher speeds. During the three months ended June 30, 2020, net additions for our broadband subscribers were relatively flat as compared to the second quarter of 2019. For the three and six months ended June 30, 2020 we experienced a 5% and 11% decline, respectively, in our video subscribers as a result of shifting our focus away from the acquisition of high cost video customers and existing customers opting for other video services including Over the Top, in lieu of traditional video services. During the second quarter of 2020, we also lost voice subscribers as a result of customers choosing alternative voice products and as well as from reduced attachment to broadband services.

Our average monthly consumer customer churn was 1.63% and 1.74% for the three and six months ended June 30, 2020 compared to 2.18% and 2.10% for three and six months ended June 30, 2019. The average monthly consumer revenue per customer (consumer ARPC) decreased by $3.14 or 4% to $86.68 and $2.82 or 3% to $87.33, respectively, during the three and six months ended June 30, 2020 compared to the prior year period. The overall decrease in consumer ARPC is primarily a result of decreased FiOS/Vantage video services along with decreased consumer voice services, slightly offset by increased data equipment revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Financial Results

	For the three months ended June 30,
	2020			2019			% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Ops (1)	Properties	Frontier	Ops (2)	Properties	Frontier	Properties

Data and Internet services	$874	$25	$849	$963	$78	$885	-9%	-4%
Voice services	523	14	509	629	47	582	-17%	-13%
Video services	200	3	197	260	12	248	-23%	-21%
Other	108	3	105	120	9	111	-10%	-5%
Revenue from contracts
with customers	1,705	45	1,660	1,972	146	1,826	-14%	-9%
Subsidy and other revenue	96	2	94	95	6	89	1%	6%
Revenue	1,801	47	1,754	2,067	152	1,915	-13%	-8%

Operating expenses (3):
Network access
expenses	255	4	251	318	13	305	-20%	-18%
Network related
expenses	430	7	423	445	20	425	-3%	0%
Selling, general and
administrative
expenses	407	7	400	445	18	427	-9%	-6%
Depreciation and
amortization	397	-	397	454	25	429	-13%	-7%
Goodwill impairment	-	-	-	5,449	-	5,449	-100%	-100%
Loss on disposal of
Northwest Operations	136	-	136	384	-	384	-65%	-65%
Restructuring costs and
other charges	36	-	36	31	1	30	16%	20%
Total operating expenses	$1,661	$18	$1,643	$7,526	$77	$7,449	-78%	-78%

Operating income	140	29	111	(5,459)	75	(5,534)	-103%	-102%

Consumer	899	25	874	1,050	81	969	-14%	-10%
Commercial	806	20	786	922	65	857	-13%	-8%
Revenue from contracts
with customers	1,705	45	1,660	1,972	146	1,826	-14%	-9%
Subsidy and other revenue	96	2	94	95	6	89	1%	6%
Total revenue	$1,801	$47	$1,754	$2,067	$152	$1,915	-13%	-8%

(1)Amounts represent the financial results of our Northwest Operations for the one month ended April 30, 2020.

(2)Amounts represent the financial results of our Northwest Operations for the three months ended June 30, 2019.

(3)Operating expenses for Northwest Ops do not include allocated expenses which are included in operating expenses for our Remaining Properties.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

	For the six months ended June 30,
	2020			2019			% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Ops (1)	Properties	Frontier	Ops (2)	Properties	Frontier	Properties

Data and Internet services	$1,806	$102	$1,704	$1,930	$157	$1,773	-6%	-4%
Voice services	1,095	57	1,038	1,279	93	1,186	-14%	-12%
Video services	422	13	409	528	24	504	-20%	-19%
Other	225	12	213	244	20	224	-8%	-5%
Revenue from contracts
with customers	3,548	184	3,364	3,981	294	3,687	-11%	-9%
Subsidy and other revenue	186	8	178	187	13	174	-1%	2%
Revenue	3,734	192	3,542	4,168	307	3,861	-10%	-8%

Operating expenses (3):
Network access
expenses	541	14	527	656	28	628	-18%	-16%
Network related
expenses	874	26	848	901	39	862	-3%	-2%
Selling, general and
administrative
expenses	851	26	825	901	37	864	-6%	-5%
Depreciation and
amortization	812	-	812	938	60	878	-13%	-8%
Goodwill impairment	-	-	-	5,449	-	5,449	-100%	-100%
Loss on disposal of
Northwest Operations	160	-	160	384	-	384	-58%	-58%
Restructuring costs and
other charges	84	-	84	59	2	57	42%	47%
Total operating expenses	$3,322	$66	$3,256	$9,288	$166	$9,122	-64%	-64%

Operating income	412	126	286	(5,120)	141	(5,261)	-108%	-105%

Consumer	1,870	102	1,768	2,127	162	1,965	-12%	-10%
Commercial	1,678	82	1,596	1,854	132	1,722	-9%	-7%
Revenue from contracts
with customers	3,548	184	3,364	3,981	294	3,687	-11%	-9%
Subsidy and other revenue	186	8	178	187	13	174	-1%	2%
Total revenue	$3,734	$192	$3,542	$4,168	$307	$3,861	-10%	-8%

(1)Amounts represent the financial results of our Northwest Operations for the four months ended April 30, 2020.

(2)Amounts represent the financial results of our Northwest Operations for the six months ended June 30, 2019.

(3)Operating expenses for Northwest Ops do not include allocated expenses which are included in operating expenses for our Remaining Properties.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

REVENUE

Revenue for our consumer and commercial customers was as follows:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$874	$969	$(95)	(10)%
Commercial	786	857	(71)	(8)%
Revenue from contracts with customers (1)	1,660	1,826	(166)	(9)%
Subsidy and other revenue	94	89	5	6%
Total revenue	$1,754	$1,915	$(161)	(8)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$1,768	$1,965	$(197)	(10)%
Commercial	1,596	1,722	(126)	(7)%
Revenue from contracts with customers (1)	3,364	3,687	(323)	(9)%
Subsidy and other revenue	178	174	4	2%
Total revenue	$3,542	$3,861	$(319)	(8)%

(1)Amounts include approximately $16 million and $32 million of lease revenue for each of the three and six months ended June 30, 2020 and 2019, respectively.

We provide service and product options in our consumer and commercial offerings in each of our markets.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

For each of the three and six months ended June 30, 2020, revenues decreased 8% as compared to the same period in 2019. Decreases in consumer revenues were primarily driven by the 6% decline in consumer customers when compared to June 30, 2019, combined with decreased ARPC (as described above) resulting in reduced revenues for consumer voice services, video services, and to a lesser extent, data and internet services.

Decreases in commercial revenues for the three and six months ended June 30, 2020 were primarily driven by reductions in wholesale revenues, 6% and 5%, respectively, which comprised approximately 53% of our commercial revenues. The decline in wholesale revenues were primarily a result of rate declines for our network access services. Decreases in our SME revenues, 11% and 10%, respectively, decreased primarily as a result of a decline in small business customers as compared to June 30, 2019.

The increases in subsidy and other revenue, were driven primarily by transition services provided in connection with the divestiture of our Northwest Operations. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

REVENUE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$849	$885	$(36)	(4)%
Voice services	509	582	(73)	(13)%
Video services	197	248	(51)	(21)%
Other	105	111	(6)	(5)%
Revenue from contracts with customers (1)	1,660	1,826	(166)	(9)%
Subsidy and other revenue	94	89	5	6%
Total revenue	$1,754	$1,915	$(161)	(8)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$1,704	$1,773	$(69)	(4)%
Voice services	1,038	1,186	(148)	(12)%
Video services	409	504	(95)	(19)%
Other	213	224	(11)	(5)%
Revenue from contracts with customers (1)	3,364	3,687	(323)	(9)%
Subsidy and other revenue	178	174	4	2%
Total revenue	$3,542	$3,861	$(319)	(8)%

(1)Amounts include approximately $16 million and $32 million, of lease revenue for the each of the three and six months ended June 30, 2020 and 2019.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Data and internet services revenue for each of the three and six months ended June 30, 2020 decreased 4% as compared with the comparative periods in 2019. Broadband and data services revenues comprised 61% or $514 million, and 60% or $1,028 million, respectively of total Data and internet services revenue, while network access revenues comprised 39% or $335 million, and 40% or $676 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (“wireless backhaul”).

For each of the three and six months ended June 30, 2020, broadband and data services revenue decreased by 3% compared to the corresponding periods in 2019. The decreases were primarily driven by a loss of Consumer and SME customers combined with decreased other data services revenue. For the three and six months ended June 30, 2020, Network access revenues declined 6% and 5%, respectively, compared to the same periods in 2019. This decrease was due to the migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of 13% and 12%, respectively for the three and six months ended June 30, 2020 in voice services revenue was primarily due to a net loss in consumer customers and a net loss in commercial customers combined with a reduction in voice services being bundled with broadband services.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through Dish satellite TV services.

The decrease of 21% and 19%, respectively for the three and six months ended June 30, 2020 in video services revenue was primarily due to net losses in FiOS and Vantage terrestrial video customers.

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

The decrease in other revenue for the three and six months ended June 30, 2020 was primarily driven by decreases in switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses and activation associated fees.

Subsidy and other revenue

Subsidy and other revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II as well as revenue generated from the transition services provided in connection with our divestiture of our Northwest Operations.

The increases in subsidy and other revenue, were driven primarily by $10 million in transition services provided to the purchaser of the Northwest Operations since May 1, 2020 sale date. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$251	$305	$(54)	(18)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$527	$628	$(101)	(16)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses. For the three and six months ended June 30, 2020, Network access expense decreased 18% and 16%, respectively. The decreases in network access expenses were primarily driven by lower video content costs as a result of a decline in video customers and decreased CPE costs.

NETWORK RELATED EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$423	$425	$(2)	(0)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$848	$862	$(14)	(2)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network. Network related expenses decreased 2% during the six months ended June 30, 2020 and were relatively flat during the three months ended June 30, 2020. This decrease was driven by decreased compensation costs related to lower employee headcount, slightly offset by the abandonment of certain in-progress capital projects during the quarter.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$400	$427	$(27)	(6)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$825	$864	$(39)	(5)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses. SG&A expenses decreased 6% and 4% the three and six months ended June 30, 2020, respectively. The decreases in SG&A expenses were primarily driven by decreased compensation costs related to lower employee headcount and reduced property taxes.

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2020	2019	2020	2019

Total pension/OPEB
service costs	$29	$26	$59	$52
Less: costs capitalized into
capital expenditures	(6)	(7)	(13)	(13)
Net pension/OPEB costs	$23	$19	$46	$39

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$314	$322	$(8)	(2)%
Amortization expense	83	107	(24)	(22)%
Depreciation and
Amortization expense	$397	$429	$(32)	(7)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$630	$647	$(17)	(3)%
Amortization expense	182	231	(49)	(21)%
Depreciation and
Amortization expense	$812	$878	$(66)	(8)%

The decreases in depreciation expense for the three and six months ended June 30, 2020 were primarily driven by lower asset bases, refer to Note 6.

The decreases in amortization expense for the three and six months ended June 30, 2020 were primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

We recorded a loss on disposal of $136 million and $160 million during the three and six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$36	$30	$6	20%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$84	$57	$27	47%

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

For the three months ended June 30, 2020, the $36 million of restructuring costs and other charges were comprised of $2 million in severance expense, and $34 million in consulting and advisory costs related to our balance sheet restructuring activities, respectively.

For the six months ended June 30, 2020, the $84 million of restructuring costs and other charges were comprised of $8 million in costs related to transformation initiatives, $4 million in severance expense, and $72 million in consulting and advisory costs related to our balance sheet restructuring activities, respectively.

Following the filing of the Chapter 11 Cases, Frontier recorded all consulting and advisory costs related to our balance sheet restructuring activities outside of operating income in “Reorganization Items, net”.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other loss, net	$(20)	$(9)	$(11)	NM
Pension settlement	$56	$-	$56	100%
Loss on extinguishment of debt	$-	$-	$-	100%
Reorganization items, net	$(142)	$-	$(142)	100%
Interest expense	$160	$383	$(223)	(58)%
Income tax benefit	$(57)	$(534)	$477	(89)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other loss, net	$(15)	$(18)	$3	(17)%
Pension settlement	$159	$-	$159	100%
Loss on extinguishment of debt	$-	$(20)	$20	NM
Reorganization items, net	$(142)	$-	$(142)	100%
Interest expense	$543	$762	$(219)	(29)%
Income tax benefit	$(80)	$(516)	$436	NM

NM - Not meaningful

Investment and other loss, net

Investment and other loss, net for the six months ended June 30, 2020 and 2019 included $19 million and $22 million, respectively, of non-operating pension and OPEB expense.

Pension settlement

During the six months ended June 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $464 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $56 million and $159 million for the three and six months ended June 30, 2020, respectively.

Loss on extinguishment of debt

Frontier recorded a loss on early extinguishment of debt of $20 million for the six months ended June 30, 2019 driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement.

Reorganization items, net

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. During the three and six months ended June 30, 2020, Frontier incurred $142 million in reorganization costs associated with the restructuring of our balance sheet.

Interest expense

For the six months ended June 30, 2020 interest expense decreased $219 million, or 29%, as compared to the same period in 2019. Beginning on the Petition Date, we ceased recording interest expense for our unsecured debt. The contractual interest is $218 million higher than what we have recorded for our debt obligations for the six months ended June 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Income tax benefit

For the three and six months ended June 30, 2020, Frontier recorded income tax benefits of $57 million and $80 million, respectively on the pre-tax loss of $238 million and $447 million, respectively. The effective tax rates on our pretax loss for the three and six months ended June 30, 2020 were 23.9% and 17.9%, respectively, compared with 9.1% and 8.7%, respectively, for the pretax loss for the three and six months ended June 30, 2019.

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first six months of 2020 was $(367) million, or $(3.51) per share, as compared to a net loss of $(5,404) million, or $(51.97) per share, in the first six months of 2019. For 2020, our net loss was driven by non-cash pension settlement charges of $159 million, interest expense of $543 million, and $142 million of net reorganization items.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Refer to “—Chapter 11 Filing and Other Related Matters” for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Analysis of Cash Flows

As of June 30, 2020, we had unrestricted cash and cash equivalents aggregating $2,290 million. For the six months ended June 30, 2020, we used cash flow from operations, cash on hand, proceeds from the sale of our Northwest Operations, and cash from prior year borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures.

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

As of June 30, 2020, we had a working capital deficit of $4,593 million compared to surplus of $233 million at December 31, 2019. The primary driver for the working capital deficit at June 30, 2020, was the acceleration of the maturities of our long-term debt that resulted from our filing of the Chapter 11 Cases.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $93 million to $950 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019. The overall increase in operating cash flows was the result of favorable changes in working capital, primarily attributable to withholding payment of pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases as well as a reduction in cash payments for interest as compared to the comparative period in 2019.

We paid $1 million and $5 million in net cash taxes during the six months ended June 30, 2020 and June 30, 2019, respectively.

Cash Flows from Investing Activities

Cash flows provided by investing activities increased $1,133 million to $628 million for the six months ended June 30, 2020 as compared to the corresponding period in 2019. The primary driver of this increase were cash proceeds of $1,131 million received for the sale of the Northwest Operations.

Capital Expenditures

For the six months ended June 30, 2020 and 2019, our capital expenditures were $511 million and $580 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. This reduction in capital expenditures was primarily driven by delays in payments for certain prepetition capital expenditures following the filing of the Chapter 11 Cases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Cash Flows from Financing Activities

DIP Financing Costs:

In connection with the filing of the Chapter 11 Cases, Frontier recorded approximately $19 million in financing costs related to the issuance of the DIP Credit Facility for the six months ended June 30, 2020.

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

During the six months ended June 30, 2020, Frontier used cash on hand for the scheduled retirement of $5 million principal amount of senior indebtedness.

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

However, our ability to continue as a going concern is dependent upon our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Refer to “—Chapter 11 Filing and Other Related Matters” for a description of the potential DIP Facility and Exit Facility and for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

The determination of interest rates for the Term Loan B and Revolver under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Revolver (ranging from 1.00% to 2.00% for Base Rate borrowings and 2.00% to 3.00% for LIBOR borrowings) are subject to adjustment based on Frontier’s Leverage Ratio (as defined in the JPM Credit Agreement). The interest rate on the Revolver as of June 30, 2020 was LIBOR plus 3.00%. Interest rate margins on the Term Loan B (2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings) are not subject to adjustment. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries. As of June 30, 2020, Frontier had borrowings of $749 million outstanding under the Revolver (with letters of credit issued under the Revolver totaling $90 million).

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

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). After the filing of the Chapter 11 Cases, Frontier can no longer issue new letters of credit under the Revolver. As of June 30, 2020, $49 million and $90 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and Revolver respectively. Letters of credit under the LC Agreement are secured by a security package identical to those contained in the JPM Credit Amendment.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Chapter 11 Filing and Other Related Matters

Restructuring Support Agreement

On April 14, 2020, the Company Parties entered into the Restructuring Support Agreement with the Consenting Noteholders, pursuant to which the Consenting Noteholders agreed, subject to certain terms and conditions, to

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to a pre-arranged Plan to be filed in the Chapter 11 Cases.

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to:

(i) support the transactions (the Restructuring Transactions) described in, within the timeframes outlined in, and in accordance with the Restructuring Support Agreement;

(ii) not take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions;

(iii) vote each of its Senior Notes Claims (as defined in the Restructuring Support Agreement) to accept the Plan; and

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

(ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court (the DIP Orders) authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority debtor-in-possession financing facility (the DIP Facility), (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

(iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory, and/or third-party approvals for the Restructuring Transactions;

(iv) act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;

(v) operate their businesses in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their businesses; and

(vi) not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to confirmation of the Plan and consummation of the Plan.

For a description of the Term Sheet incorporated into the Restructuring Support Agreement, see “—Plan and Disclosure Statement” below.

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court pursuant to chapter 11 of the Bankruptcy Code. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, on the Petition Date, the Company Parties filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the First Day Motions). Pursuant to the First Day Motions, approved after a final hearing held on May 22, 2020, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business forms; continue to perform intercompany

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

transactions; obtain super priority administrative expense status to post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed the Plan and related Disclosure Statement describing the Plan and the solicitation of votes to approve the same, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On June 30, 2020, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement, the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. A hearing in the Bankruptcy Court to consider confirmation of the Plan is scheduled for August 21, 2020. The Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of a class of impaired creditors and approval of the Bankruptcy Court.

The Plan, among other things, contemplates:

•the applicable Company Parties’ or Reorganized Company Parties to taking any actions necessary or advisable to effectuate the Restructuring Transactions described in the Plan;

•the Company Parties using commercially reasonable efforts to obtain commitments on the best available terms for the DIP Facility, with an option for conversion into an Exit Facility (as defined below) on the Plan effective date (the Plan Effective Date), on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Consenting Noteholders, as of the relevant date, holding greater than 50.1% of the aggregate outstanding principal amount of the Frontier Communications Corporation’s senior unsecured notes and debentures (the Senior Notes) that are subject to the Restructuring Support Agreement (the Required Consenting Noteholders);

•one or more third-party debt facilities (collectively, the Exit Facilities), to be entered into on the Plan Effective Date, in an amount reasonably sufficient to facilitate Plan distributions and ensure incremental liquidity on the Plan Effective Date, and otherwise be on terms and conditions (including as to amount) reasonably acceptable to the Company Parties and reasonably acceptable to the Required Consenting Noteholders;

•to the extent not converted into an Exit Facility, full satisfaction in cash on the Plan Effective Date of all DIP Facility claims (if any);

•on the Plan Effective Date, one or more of the Reorganized Company Parties shall issue takeback debt (the “Takeback Debt”), in a principal amount of $750 million, including, but not limited to:

oan interest rate that is either (a) no more than 2.50% higher than the interest rate of the next more junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Plan Effective Date if the Takeback Debt is unsecured;

oa maturity no less than one year outside of the longest-dated debt facility to be entered into on the Plan Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Plan Effective Date;

oto the extent the Second Lien Notes are reinstated under the Plan, providing the Takeback Debt will be third lien debt; provided that to the extent the Second Lien Notes are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

othe Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of Senior Notes that are held by all Consenting Noteholders; and

oall other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

•subject to acceptance of the Plan by the holders of the Senior Notes, a cash payment (the Incremental Payments) on the Plan Effective Date to each holder of the Senior Notes (to the extent of the available amount of unrestricted balance sheet cash in excess of $150 million on the Plan Effective Date as projected 30 days prior to the anticipated Plan Effective Date, estimated and calculated in a manner reasonably acceptable to the Company Parties and the Required Consenting Noteholders, subject to certain adjustments described in the Plan (the Surplus Cash));

•cash interest payments at the non-default contract rate for the Revolver through the earlier of the Plan Effective Date or repayment and, to the extent not already satisfied in full during the Chapter 11 Cases from the proceeds of the DIP Facility, satisfaction in full on the Plan Effective Date of all Revolver claims;

•cash interest payments for (i) the Term Loan B maturing on June 15, 2024, and (ii) the $1,650 million aggregate principal amount of the First Lien Notes, as applicable, at non-default contract rate during the Chapter 11 Cases, which shall not include any make-whole or redemption premium, until repayment or reinstatement of such indebtedness;

•for the $1,600 million aggregate principal amount of the Second Lien Notes (together with the First Lien Notes, the Secured Notes), cash interest payment at non-default contract rate during the Chapter 11 Cases, which shall not include any make-whole or redemption premium, until repayment or reinstatement of the Second Lien Notes;

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

•cash interest payments at non-default contract rate during the Chapter 11 Cases for the secured and unsecured notes of the Company’s subsidiaries and, on or as soon as reasonably practicable following the Plan Effective Date, reinstatement of such notes pursuant to section 1124 of the Bankruptcy Code;

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

•on or as soon as reasonably practicable following the Plan Effective Date, receipt by the holders of the Senior Notes, in full satisfaction of their claims, their pro rata share of (a) 100% of the common equity

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or stock of the Company as may be contemplated by the Restructuring (the Reorganized Company Parties), subject to dilution by the Management Incentive Plan (as defined below), (b) the Takeback Debt and (c) unrestricted cash of Reorganized Frontier in excess of $150 million as of the Plan Effective Date;

•on the Plan Effective Date, reservation of a pool (the Management Incentive Plan Pool) of 6% (on a fully diluted basis) of the New Common Stock for a post-emergence management incentive plan (the Management Incentive Plan) for management employees of the Reorganized Company Parties, which will contain terms and conditions as determined at the discretion of the board of directors of the Reorganized Company Parties after the Plan Effective Date; provided that up to 50% of the Management Incentive Plan Pool may be allocated prior to the Plan Effective Date as emergence grants (Emergence Awards) to individuals selected to service in key senior management positions after the Plan Effective Date; provided, further, that the Emergence Awards will have terms and conditions that are acceptable to the Company Parties and the Required Consenting Noteholders;

•no distribution for existing equity interests; and

•on the Plan Effective Date, Reorganized Frontier shall issue the New Common Stock and cause it to be transferred to Frontier pursuant to the Restructuring Transactions, the interests in Frontier shall be cancelled, and Frontier shall transfer the New Common Stock to the holders of Senior Notes.

Documents filed on the docket and other information related to the Chapter 11 Cases are available at https://cases.primeclerk.com/ftr. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

DIP Facility

On April 14, 2020 and prior to the commencement of the Chapter 11 Cases, the Company and certain of its subsidiaries (the DIP Loan Parties) entered into a commitment letter (as amended by that certain Letter Agreement dated April 28, 2020, by that certain Letter Agreement dated May 12, 2020, by that certain Letter Agreement dated June 10, 2020, by that certain Letter Agreement dated June 29, 2020 and as further amended, modified or supplemented from time to time, the Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, the Commitment Parties have agreed to provide the DIP Loan Parties with a revolving DIP Facility in an aggregate principal amount of $460 million which, upon satisfaction of certain conditions, including the effectiveness of the Plan, will convert into a longer term revolving Exit Facility.

The terms and conditions of the DIP Facility are set forth in the form Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the Form DIP Credit Agreement) attached to the Commitment Letter. The DIP Facility includes conditions precedent (including the repayment in full of all revolving loans outstanding under the JPM Credit Agreement), representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The proceeds of all or a portion of the DIP Facility may be used for, among other things, general corporate purposes, including working capital and permitted acquisitions, for payment of fees, costs and expenses of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Facility. To the extent not converted into an Exit Facility, DIP Facility claims will be paid in cash on the Plan Effective Date. The terms and conditions of the Exit Facility are reflected in an exit facility term sheet attached as an exhibit to the Form DIP Credit Agreement (the Exit Facility Term Sheet). Upon the satisfaction of certain conditions set forth in the Exit Facility Term Sheet, including compliance with a 1.55:1.00 pro forma gross first lien leverage ratio test and the repayment in full of the revolving loans outstanding under the JPM Credit Agreement, the DIP Facility commitments will convert into Exit Facility commitments. The Company has the option to increase the size of the Exit Facility up to an amount of $600.0 million by obtaining commitments from one or more lenders prior to the Plan Effective Date.

A final hearing on the DIP Facility and DIP Credit Agreement is scheduled for August 21, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including required Public Utility Commission (PUC) approvals in certain states, including Arizona, California, Connecticut, Illinois, Minnesota, New York, Pennsylvania and West Virginia. The level of review undertaken by state PUCs, and the length of time to complete such review, varies by state. The Company is the subject of ongoing investigations by certain state PUCs, which may have an impact on the timing of receipt of PUC approvals in such states and/or lead to the imposition of financial sanctions and/or operational restrictions, including revocation of operating authority, In addition, certain state PUCs may impose conditions on the approval of the Restructuring Transactions, including commitments to make significant capital expenditures to improve intrastate service. No assurance can be given as to the terms, conditions, and timing of the required approvals or clearances.

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

Contractual Obligations

Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Future Commitments

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021 under RDOF), to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate.

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

(DEBTOR-IN-POSSESSION)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Regulatory Developments

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021 under the Rural Digital Opportunity Fund (RDOF) Order) in return for the Company’s commitment to make broadband available to households within Frontier’s footprint.

On January 30, 2020, the FCC adopted an order establishing the RDOF program.  With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction (RDOF Phase I), the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, at least $4.4 billion. On July 15, 2020, Frontier filed an application to be eligible to participate in the RDOF Phase I auction, which is scheduled to commence on October 29, 2020. Until after that auction is completed, the FCC quiet period rules will apply.

Recognizing that RDOF support will not be made available before the end of the sixth year of CAF Phase II support (year-end 2020), the FCC’s RDOF order explains that CAF II recipients are entitled to a seventh year of CAF Phase II support through 2021, whether or not they are successful in an RDOF auction. As such, Frontier will continue to receive annual CAF Phase II support in 2021. While the RDOF has not yet been completely finalized, it could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

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

Frontier did file a short form application for the CBRS auction and is currently under the FCC quiet period.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed for the following 60 days (i) not to terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open their Wi-Fi hotspots to any American who needs them. Some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2020, 86% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2020. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of June 30, 2020, our discount rate utilized in calculating our benefit plan obligation was 2.8%. Decreasing this rate by 25 basis points would result in an increase in our obligation of approximately $98 million, while increasing the rate by 25 basis points would result in a decrease in our obligation of approximately $94 million.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 14% of our outstanding borrowings at June 30, 2020 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $24 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2020, the fair value of our debt was estimated to be approximately $7.5 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.46% and our overall weighted average maturity was approximately six years. As of June 30, 2020, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2019. However, the filing of the Chapter 11 Cases has accelerated the maturity of substantially all of our debt obligations. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2020 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Our Pension Plan assets decreased from $2,730 million at December 31, 2019 to $2,210 million at June 30, 2020, a decrease of $520 million, or 19%. This decrease was primarily a result of benefit payments of $500 million, the impact of the sale of the Northwest Operations of $58 million, partially offset by contributions of $37 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2020, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the second fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim.  Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

April 1, 2020 to April 30, 2020
Employee Transactions (1)	-	$-

May 1, 2020 to May 31, 2020
Employee Transactions (1)	-	$-

June 1, 2020 to June 30, 2020
Employee Transactions (1)	-	$-

Totals April 1, 2020 to June 30, 2020
Employee Transactions (1)	-	$-

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
10.1

Restructuring Support Agreement, dated as of April 14, 2020, by and among the Company Parties and the Consenting Noteholders (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on April 15, 2020.)

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2020