Form 10-Q
period 2020-09-30
FRONTIER COMMUNICATIONS CORP
filed 2020-11-04
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of October 30, 2020 was 104,793,000.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,767	$760
Accounts receivable, less allowances of $133 and $120, respectively	562	629
Contract acquisition costs	100	105
Prepaid expenses	105	89
Assets held for sale	-	1,401
Income taxes and other current assets	104	53
Total current assets	2,638	3,037

Property, plant and equipment, net	12,858	12,963
Other intangibles, net	757	1,020
Other assets	534	468
Total assets	$16,787	$17,488

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$5,701	$994
Accounts payable	564	437
Advanced billings	214	219
Accrued other taxes	238	206
Accrued interest	13	407
Pension and other postretirement benefits	43	43
Liabilities held for sale	-	123
Other current liabilities	339	375
Total current liabilities	7,112	2,804

Deferred income taxes	327	462
Pension and other postretirement benefits	2,293	1,896
Other liabilities	394	412
Long-term debt	-	16,308
Liabilities subject to compromise	11,587	-
Total liabilities	21,713	21,882
Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,793 and 105,131 outstanding
at September 30, 2020 and December 31, 2019, respectively)	27	27
Additional paid-in capital	4,818	4,815
Accumulated deficit	(8,925)	(8,573)
Accumulated other comprehensive loss, net of tax	(832)	(650)
Treasury common stock	(14)	(13)
Total equity (deficit)	(4,926)	(4,394)
Total liabilities and equity (deficit)	$16,787	$17,488

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2020	2019	2020	2019

Revenue	$1,726	$1,997	$5,460	$6,165

Operating expenses:
Network access expenses	226	307	767	963
Network related expenses	431	464	1,305	1,365
Selling, general and administrative expenses	404	445	1,255	1,346
Depreciation and amortization	392	422	1,204	1,360
Goodwill impairment	-	276	-	5,725
Loss on disposal of Northwest Operations	-	30	160	414
Restructuring costs and other charges	3	27	87	86
Total operating expenses	1,456	1,971	4,778	11,259

Operating income (loss)	270	26	682	(5,094)

Investment and other loss, net	(14)	(10)	(29)	(28)
Pension settlement costs	-	-	(159)	-
Loss on extinguishment of debt	-	-	-	(20)
Reorganization items, net	(131)	-	(273)	-
Interest expense (contractual interest for the
three and nine months ended September 30, 2020
were $372 million and $1,116 million, respectively)	(121)	(382)	(664)	(1,144)

Income (Loss) before income taxes	4	(366)	(443)	(6,286)
Income tax benefit	(11)	(21)	(91)	(537)

Net income (loss)	15	(345)	(352)	(5,749)

Basic and diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.14	$(3.31)	$(3.37)	$(55.26)

Total weighted average shares outstanding - basic	104,526	104,135	104,460	104,031

Total weighted average shares outstanding - diluted	104,866	104,135	104,460	104,031

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DEBTOR-IN-POSSESSION)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2020	2019	2020	2019

Net income (loss)	$15	$(345)	$(352)	$(5,749)
Other comprehensive income (loss), net of tax	155	8	(182)	25

Comprehensive income (loss)	$170	$(337)	$(534)	$(5,724)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(DEBTOR-IN-POSSESSION)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	27	4,816	(8,759)	(564)	(1,037)	(13)	(4,493)
Stock plans	-	-	-	-	-	(77)	-	-
Net loss	-	-	-	(181)	-	-	-	(181)
Other comprehensive
loss, net of tax	-	-	-	-	(423)	-	-	(423)
Balance at June 30, 2020	106,025	27	4,816	(8,940)	(987)	(1,114)	(13)	(5,097)
Stock plans	-	-	2	-	-	(118)	(1)	1
Net income	-	-	-	15	-	-	-	15
Other comprehensive
income, net of tax	-	-	-	-	155	-	-	155
Balance at
September 30, 2020	106,025	$27	$4,818	$(8,925)	$(832)	(1,232)	$(14)	$(4,926)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2019	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition
adjustment, net of tax	-	-	-	11	-	-	-	11
Impact of adoption of
ASU 2018-02	-	-	-	79	(79)	-	-	-
Stock plans	-	-	3	-	-	(229)	-	3
Net loss	-	-	-	(87)	-	-	-	(87)
Other comprehensive
income, net of tax	-	-	-	-	8	-	-	8
Balance at March 31, 2019	106,025	27	4,805	(2,749)	(534)	(718)	(14)	1,535
Stock plans	-	-	-	-	-	68	2	2
Net loss	-	-	-	(5,317)	-	-	-	(5,317)
Other comprehensive
income, net of tax	-	-	-	-	9	-	-	9
Balance at June 30, 2019	106,025	27	4,805	(8,066)	(525)	(650)	(12)	(3,771)
Stock plans	-	-	5	-	-	(5)	-	5
Net loss	-	-	-	(345)	-	-	-	(345)
Other comprehensive
income, net of tax	-	-	-	-	8	-	-	8
Balance at
September 30, 2019	106,025	$27	$4,810	$(8,411)	$(517)	(655)	$(12)	$(4,103)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2020	2019

Cash flows provided from (used by) operating activities:
Net loss	$(352)	$(5,749)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,204	1,360
Loss on extinguishment of debt	-	20
Pension settlement costs	159	-
Stock-based compensation expense	3	10
Amortization of deferred financing costs	13	23
Non-cash reorganization items, net	85	-
Other adjustments	3	2
Deferred income taxes	(100)	(541)
Goodwill impairment	-	5,725
Loss on disposal of Northwest Operations	160	414
Change in accounts receivable	63	17
Change in accounts payable and other liabilities	334	(153)
Change in prepaid expenses, income taxes and other assets	(80)	(25)
Net cash provided from operating activities	1,492	1,103

Cash flows provided from (used by) investing activities:
Capital expenditures	(825)	(898)
Proceeds from sale of Northwest Operations	1,131	-
Proceeds on sale of assets	7	76
Other	2	2
Net cash provided from (used by) investing activities	315	(820)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(5)	(2,003)
Proceeds from long-term debt borrowings	-	1,650
Proceeds from revolving debt	-	949
Repayment of revolving debt	(749)	(475)
Financing costs paid	(19)	(44)
Finance lease obligation payments	(18)	(26)
Other	-	(5)
Net cash provided from (used by) financing activities	(791)	46

Increase (Decrease) in cash, cash equivalents, and restricted cash	1,016	329
Cash, cash equivalents, and restricted cash at January 1,	809	404
Cash, cash equivalents, and restricted cash at September 30,	$1,825	$733

Supplemental cash flow information:
Cash paid during the period for:
Interest	$548	$1,208
Income tax payments, net	$6	$5
Reorganization items, net	$134	$-

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Corporation and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income (loss) and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year. For our interim financial statements as of and for the period ended September 30, 2020, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

b) Going Concern:

Our interim unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to Frontier’s ability to continue as a going concern. As reflected in our consolidated financial statements, the Company had unrestricted cash and cash equivalents of $1,767 million and an accumulated deficit of $8,925 million as of September 30, 2020. The Company also had operating income of $682 million and a net loss of $352 million for the nine months ended September 30, 2020.

On April 14, 2020, Frontier Communications Corporation and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan, the Reorganized Company Parties or the Reorganized Debtors) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders). The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan that leaves unimpaired all general unsecured creditors and holders of secured debt and subsidiary debt.

Under the Restructuring Support Agreement, the Consenting Noteholders agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in cases commenced under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code).

To implement the Plan, on April 14, 2020 (the Petition Date), the Company Parties filed the Chapter 11 Cases in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). Each

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. On August 21, 2020, the Company Parties filed the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Plan) with the Bankruptcy Court.

On August 27, 2020, the Bankruptcy Court entered the Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Confirmation Order), which approved and confirmed the Plan. The effective date of the Plan will occur once all conditions precedent to the Plan have been satisfied (the Effective Date).

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to successfully consummate the Plan and emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern. For detailed discussion about the Chapter 11 Cases and the Plan, refer to Note 3.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the JPM Credit Agreement (as defined herein), the Company’s 8.000% first lien secured notes due 2027 (the Original First Lien Notes), the Company’s 8.500% second lien secured notes due April 1, 2026 (the Second Lien Notes), our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. We have reclassified all debt obligations to “Long term debt due within one year” or “Liabilities Subject to Compromise”, based on the event of default or reinstatement provisions of each security in the Restructuring Support Agreement, on our consolidated balance sheet as of September 30, 2020. On October 8, 2020, the Company issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due 2027 (the New First Lien Notes), entered into a $625 million DIP revolving facility (the DIP Revolving Facility) and a $500 million DIP term loan facility (the DIP Term Loan Facility). The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s Original First Lien Notes and (ii) pay related interest, fees and expenses. For additional discussion related to the impact of the Chapter 11 Cases on our debt obligations, refer to Note 10.

Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

c) Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

worldwide to lessen the transmission of COVID-19. In the first half of 2020, governments from around the world, including the United States federal government as well as state and local governments reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the Federal Communications Commission (FCC) issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of September 30, 2020, very few had past due balances beyond the point of normal disconnection.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. The percentage of Frontier’s employees who have reported testing positive for COVID-19 is small and continues to track below the percentage of reported cases both nationally and in those states in which Frontier has a significant number of employees. Through September 30, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

As the COVID-19 pandemic continues, certain states are currently considering legislation or other regulations to adopt additional protections for workers impacted by COVID-19. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes.

Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the three and nine months ended September 30, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

d) Debtor-in-Possession:

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain DIP financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services.

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

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $51 million and $60 million, and $142 million and $162 million for the three and nine months ended September 30, 2020 and 2019, respectively, and video franchise fees, which amounted to $7 million and $10 million, and $23 million and $31 million for the three and nine months ended September 30, 2020 and 2019, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We are recognizing FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven year funding term.

f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $58 million and $50 million is included in “Other assets” on our consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively. These amounts represent funds held as collateral by a bank against letters of credit issued predominately to insurance carriers and,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

beginning in the second quarter of 2020, funds held in an interest-bearing account as adequate assurances to utility providers established in accordance with First Day Motions filed by Frontier.

g)Definite and Indefinite Lived Intangible Assets:

Intangible assets arising from business combinations, such as customer lists, tradenames, and royalty agreements, are initially recorded at estimated fair value. Frontier amortizes its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years digits and its royalty agreement over its estimated useful life on the straight-line method. We review such intangible assets at least annually as of December 31st to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

h)Lease Accounting:

We determine if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating and finance lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms used in accounting for leases may reflect options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. ROU assets for operating leases are recorded to “Other Assets”, and the related liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets. Assets subject to finance leases are included in “Property, Plant & Equipment”, with corresponding liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets.

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

On May 1, 2020, Frontier completed the sale of its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations or Northwest Ops). As of December 31, 2019, the assets and liabilities of the Northwest Operations were classified as held for sale on our consolidated balance sheets, and the amounts and information of the Company in the footnotes as they are presented do not include assets and liabilities that have been reclassified, refer to Note 8.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(2) Recent Accounting Literature:

Recently Adopted Accounting Pronouncements

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. New disclosures required by this standard are not applicable for our interim periods and will be included in Frontier’s annual consolidated financial statement disclosures for our Level 3 assets.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. The standard applies to contracts and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. Frontier is evaluating the impact of the adoption of this standard, including optional expedients, on our consolidated financial statements.

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

(Unaudited)

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

(ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority DIP financing facility, (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

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

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Plan once all conditions precedent to the Plan have been satisfied.

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, on the Petition Date, the Company Parties filed the First Day Motions, which were approved after a final hearing held on May 22, 2020. Pursuant to the First Day Motions, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

forms; continue to perform intercompany transactions; obtain super priority administrative expense status to post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline.

On August 21, 2020, the Company Parties filed the Plan with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan. The Effective Date of the Plan will occur once all conditions precedent to the Plan have been satisfied.

The Plan as approved and confirmed by the Bankruptcy Court provides for:

•the applicable (x) Debtors, with the consent of the Consenting Noteholders then holding greater than 50.1% of the aggregate outstanding principal amount of senior notes claims that are held by all Consenting Noteholders subject to the Restructuring Support Agreement as of such date (the Required Consenting Noteholders), or (y) Reorganized Debtors taking any action as may be necessary or advisable to effectuate the restructuring transactions described in the Plan and Restructuring Transactions Memorandum (as defined in the Plan), including;

othe execution, delivery, and filing of any organizational and governance documents for the Reorganized Company Parties;

oany and all actions necessary or appropriate to effectuate the Secured Creditor Settlement (as defined below); and

othe execution, delivery, and filing of all agreements, indentures, notes, filings, documents, and instruments delivered or entered into in connection with one or more DIP financing facilities, which shall be used to repay certain of the Company Parties’ prepetition secured indebtedness and shall convert into an exit facility on the Effective Date (a DIP-to-Exit Facility), and a DIP revolving financing facility, which shall, subject to certain conditions, convert into an exit revolving facility (a DIP-to-Exit Revolving Facility and, together with a DIP-to-Exit Facility, DIP Facilities);

•the final satisfaction, compromise, settlement, release, and discharge of claims arising under, derived from, secured by, based on, or related to any DIP-to-Exit Facility documents or DIP-to-Exit Revolving Facility documents, on the Effective Date in exchange for payment in full in cash or, at the Company Parties’ election, and solely to the extent permitted under DIP-to-Exit Facility documents or DIP-to-Exit Revolving Facility documents, as applicable, or as otherwise agreed, such holder’s pro rata share of the applicable exit facilities;

•on the Effective Date, issuance of takeback debt by one or more of the Reorganized Company Parties (the Takeback Debt), in a principal amount of $750 million, which shall include the following terms:

oan interest rate that is either (a) no more than 2.50% higher than the interest rate of the next most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is secured on

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is unsecured;

oa maturity of no less than one year outside of the longest-dated debt facility to be entered into by the Reorganized Company Parties on the Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Effective Date;

oto the extent the Second Lien Notes claims are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

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

The Plan, among other things and subject to the terms of the Secured Creditor Settlement, contemplates the following treatment of claims against and interests in the Company Parties:

•at the option of the applicable Reorganized Company Party, holders of secured claims against a Company Party that, absent its secured status, would be entitled to priority in right of payment under section 507(a)(8) of the Bankruptcy Code (determined irrespective of time limitations) (the Secured Tax Claims) shall receive (i) payment in full in cash or (ii) payment in cash made in equal semi-annual cash payments commencing as of the Effective Date or as soon as reasonably practicable thereafter and continuing for five years, in an aggregate amount equal to such claim, together with interest at the applicable non-default contract rate under non-bankruptcy law;

•at the option of the applicable Company Party, holders of claims entitled to priority in right of payment under section 507(a) of the Bankruptcy Code other than Administrative Claims or Priority Tax Claims (each as defined in the Plan) shall receive payment in full in cash or such other treatment rendering such claims unimpaired;

•claims arising under, derived from, based on, or related to the Company’s $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver) shall be repaid on or before the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Revolver in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the JPM Credit Agreement shall be repaid on or before the Effective Date or reinstated on the Effective Date solely in the event that financing to repay such claims cannot be obtained, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of Frontier’s $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024. in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original First Lien Notes, issued pursuant to the indenture, dated as of March 15, 2019, by and among the Company, as issuer, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent, and Wilmington Trust, National Association, as successor trustee, shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Original First Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

•claims arising under, derived from, based on, or related to Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Second Lien Notes Trustee), shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on or related to (a) the 8.500% secured notes due November 15, 2031, issued by Frontier Southwest Incorporated pursuant to the Restated Indenture, dated June 1, 1940, by and among Frontier Southwest Incorporated, as issuer, and BOKF, NA, as successor trustee, and (b) Rural Utilities Service loan contracts due January 3, 2028 (collectively, the Subsidiary Secured Notes) shall be reinstated on the Effective Date, with holders of such claims receiving ordinary course cash interest payments at the applicable non-default contract rate through the Effective Date;

•claims arising under, derived from, based on or related to the 6.750% unsecured notes due May 15, 2027 issued by Frontier California Inc., the 6.860% unsecured notes due February 1, 2028 issued by Frontier Florida LLC, the 6.730% unsecured notes due February 15, 2028 issued by Frontier North Inc., the 8.400% unsecured notes due October 15, 2029 issued by Frontier West Virginia Inc. and the applicable indentures, debentures and purchase agreements associated therewith shall be reinstated on the Effective Date, with holders of such claims receiving ordinary course cash interest payments at the applicable non-default contract rate through the Effective Date;

•holders of claims arising under, derived from, based on, or related to the unsecured notes issued by the Company shall receive their (i) pro rata share of and interest in the Incremental Senior Notes Payment Amount (as defined in the Plan) and (ii) pro rata share of and interest in (after first reducing, for distribution purposes only, the amount of each such holder’s senior notes claim on a dollar-for-dollar basis by the amount of Incremental Senior Notes Payments, and solely to the extent actually paid): (a) 100% of the Reorganized Company’s new common stock, subject to dilution by the Reorganized Company’s management incentive plan; (b) the Takeback Debt, if any; and (c) the Surplus Cash (as defined in the Plan), if any;

•to the extent not already satisfied during the Chapter 11 Cases, holders of certain other claims that are not secured shall receive: (i) payment in full in cash; (ii) reinstatement; or (iii) such other treatment rendering such claims unimpaired, in each case as reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•holders of secured claims (other than claims arising under, derived from, based on or related to the Revolver, the Term Loan B, the Original First Lien Notes, the Second Lien Notes, the Subsidiary Secured Notes, the Secured Tax Claims or DIP Facilities) shall receive, at the option of the applicable Company Party: (i) payment in full in cash, (ii) reinstatement; (iii) delivery of the collateral securing such claim; or (iv) such other treatment rendering such claim unimpaired;

•claims subject to subordination under section 510(b) of the Bankruptcy Code shall be cancelled, released, discharged, and extinguished;

•all intercompany claims and intercompany interests shall be either (a) reinstated or (b) cancelled on the Effective Date; and

•all equity securities in the Company shall be cancelled, released and extinguished on the Effective Date.

For more information on the repayment of the Revolver and the First Lien Notes, see Note 10.

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Second Lien Notes claims represented by Quinn Emanuel Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall be deemed to have consented to reinstatement and shall not allege, and shall be deemed to have waived and foregone any objections to, any defaults arising from the transactions set forth in the Plan;

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee shall be deemed to have consented to and shall not impede or otherwise delay the Debtors’ pursuit of certain debtor in possession/exit financing facilities;

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Second Lien Notes indenture, as applicable;

•holders of Revolver claims, Term Loan B claims, Original First Lien Notes claims (including the First Lien Committee), the applicable agents, and the Original First Lien Notes trustee shall be deemed to have waived any enforcement of any turnover or payment over rights under the Junior Lien Intercreditor and Subordination Agreement, dated as of March 19, 2018, against the Debtors, Second Lien Notes Trustee, or holders of Second Lien Notes claims with respect to certain obligations and amounts;

•the Company Parties shall make a $48,200,000 payment to holders of Term Loan B claims, a $9,300,000 payment for the benefit of holders of Original First Lien Notes claims, and, in the event that the Effective Date occurs on or after March 31, 2021, an incremental payment of $7,500,000 to holders of Term Loan B claims;

•the Company Parties or the Reorganized Company Parties, as applicable, shall pay in full in cash all reasonable First Lien Committee fees and Second Lien Committee fees that are due and owing under the applicable engagement letters; and

•all adequate protection currently in effect shall remain in effect until entry of a final adequate protection order and, upon the Company Parties’ entry into any DIP Facilities, the Bankruptcy Court shall enter a final adequate protection order granting, among other things, adequate protection to secured creditors in the form of (i) liens and claims on all collateral securing any future DIP Facilities, and (ii) cash payments in the amount of accrued interest.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Financing

As previously disclosed, prior to the commencement of the Chapter 11 Cases, the Company and certain of its domestic subsidiaries entered into that certain Commitment Letter, dated April 14, 2020 (as amended by that certain Letter Agreement, dated April 28, 2020, by that certain Letter Agreement, dated May 12, 2020, by that certain Letter Agreement, dated June 10, 2020, by that certain Letter Agreement, dated June 29, 2020 and as further amended, modified or supplemented from time to time, the Original Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Original Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, DBNY, Barclays, MSSF and CS committed to provide a portion of the senior secured superpriority revolving credit facility in an aggregate principal amount of $460 million, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a longer term revolving exit facility. The Original Commitment Letter lapsed in accordance with its terms.

The Company and certain of its domestic subsidiaries entered into a Commitment Letter, dated August 13, 2020, with the Original Commitment Parties, which was amended and restated by that certain Amended and Restated Commitment Letter, dated August 28, 2020, with the Original Commitment Parties and JPMorgan Chase Bank, N.A. (JPM) (collectively, the New Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, JPM, DBNY, MSSF and CS committed to provide a portion of the $625 million DIP Revolving Facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a longer term revolving exit facility (the Exit Revolving Facility).

On August 14, 2020, the Company and certain of its subsidiaries entered into an engagement letter, which was amended and restated on August 28, 2020 by that certain Amended and Restated Engagement Letter by and among the Company and certain of its subsidiaries and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, DBSI, Barclays Capital Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, in connection with a proposed issuance, offering and sale senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof.

The Company and certain of its domestic subsidiaries also entered into that certain Engagement Letter, dated August 14, 2020, with GS Bank, which was amended and restated by that certain Amended and Restated Engagement Letter, dated August 28, 2020 with the New Commitment Parties, in connection with the DIP Term Loan Facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a term loan Exit Facility (the Exit Term Loan Facility).

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under the Notes, the DIP Revolving Facility, the DIP Term Loan Facility, the Exit Revolving Facility, the Exit Term Loan Facility and, if applicable, the reinstated Term Loan B (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount the New First Lien Notes, entered into a $625 million DIP Revolving Facility and a $500 million DIP Term Loan Facility. The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s Original First Lien Notes and (ii) pay related interest, fees and expenses.

For more information about the DIP Financing, refer to Note 10.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required Public Utility Commission (PUC) approvals in certain states, The level of review undertaken by the FCC and state PUCs, and the length of time to complete such review varies. The Company is the subject of ongoing investigations and reviews, which may have an impact on the timing of receipt of FCC or PUC approvals and/or lead to the imposition of financial sanctions and/or operational restrictions. In addition, the FCC and certain state PUCs may impose conditions on the approval of the Restructuring Transactions, including commitments to make significant capital expenditures to improve services. The regulatory approval process is moving forward, and the Company has received PUC approvals or favorable determinations in the majority of required states at this time. No assurance can be given as to the terms, conditions, and timing of the remaining required approvals or clearances.

Executory Contracts

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

Reorganization Items and Liabilities Subject to Compromise

Effective on April 14, 2020, we began to apply the provisions of ASC 852, Reorganizations (ASC 852), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the Restructuring from the ongoing operations of the business. Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the Restructuring must be reported separately as reorganization items, net in the consolidated statements of operations beginning April 14, 2020, the date of filing of the Chapter 11 Cases. Liabilities that may be affected by the Plan must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims in Liabilities subject to compromise.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Liabilities subject to compromise consisted of the following:

($ in millions)	September 30, 2020

Accounts payable	$53
Other current liabilities	88
Accounts payable, and other current liabilities	141

Debt subject to compromise	10,949
Accrued interest on debt subject to compromise	497
Long-term debt and accrued interest	11,446

Liabilities subject to compromise	$11,587

Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan becomes effective and the Company emerges from bankruptcy. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities. Such adjustments may be material. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities subject to compromise may change.

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	For the three months ended	For the nine months ended
($ in millions)	September 30, 2020	September 30, 2020

Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	$-	$85
Debtor-in-possession financing costs	-	19
Secured Creditor Settlement	58	58
Professional fees and other bankruptcy related costs	73	111
Reorganization items, net	$131	$273

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Write-off of deferred debt issuance costs, the write-off of original issue net discount related to debt subject to compromise and the DIP financing costs were also included in reorganization items. The Reorganization items for the three and nine months ended September 30, 2020 have been adjusted to reflect the October 30, 2020 Bankruptcy Court order limiting certain professional fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

For discussion related to our ability to continue as a going concern, refer to Note 1.

(4) Revenue Recognition:

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (wireless backhaul);

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

Other customer revenue includes switched access revenue, sales of customer premise equipment to our business customers, rents collected for collocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (switched access). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The following tables provide a summary of revenues, by category. Revenues in the following tables include revenues for the Northwest Operations for the four months ended April 30, 2020 (prior to its disposal):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Data and Internet services	$838	$928	$2,644	$2,858
Voice services	500	621	1,595	1,900
Video services	186	244	608	772
Other	103	113	328	357
Revenue from contracts with customers (1)	1,627	1,906	5,175	5,887
Subsidy and other revenue (2)	99	91	285	278
Total revenue	$1,726	$1,997	$5,460	$6,165

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Consumer	$859	$1,024	$2,729	$3,151
Commercial	768	882	2,446	2,736
Revenue from contracts with customers (1)	1,627	1,906	5,175	5,887
Subsidy and other revenue (2)	99	91	285	278
Total revenue	$1,726	$1,997	$5,460	$6,165

(1)Includes approximately $16 million and $17 million, and $50 million and $52 million, of lease revenue for the three and nine months ended September 30, 2020 and 2019, respectively.

(2)Includes $15 million and $25 million in transition services provided to the purchaser in connection with the divestiture of the Northwest Operations for the three and nine months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(27)	-	(47)	(10)
Cash received, excluding amounts
recognized as revenue	-	-	64	9
Credits granted, excluding amounts
recognized as revenue	3	-	-	-
Reclassified between current
and concurrent	-	-	1	(1)
Balance at September 30, 2020	$13	$8	$59	$19

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2018	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(29)	(5)	(56)	(14)
Cash received, excluding amounts
recognized as revenue	-	-	58	9
Credits granted, excluding amounts
recognized as revenue	23	1	-	-
Reclassified between current
and concurrent	5	(5)	(2)	2
Reclassified to held for sale	(3)	(1)	(5)	(1)
Balance at September 30, 2019	$40	$15	$44	$18

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2020 (remaining three months)	$547
2021	1,283
2022	594
2023	242
2024	110
Thereafter	206
Total	$2,982

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(5) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2020	December 31, 2019

Retail and wholesale	$619	$678
Other	76	71
Less: Allowance for doubtful accounts	(133)	(120)
Accounts receivable, net	$562	$629

We maintain an allowance for doubtful accounts based on the estimated ability to collect accounts receivable. The allowance for doubtful accounts is increased for retail customers by recording bad debt expense and for wholesale customers through decreases to revenue at the time of billing. The allowance is decreased when customer accounts are written off, or when customers are given credits. The ending balance in the allowance account as of September 30, 2020 was elevated as a result of ongoing billing disputes with some of our wholesale customers. As estimates of collectability evolve and/or resolutions are reached with carriers, these reserves may be significantly reduced.

Bad debt expense (credits), which is recorded as a reduction to revenue, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Bad debt expense	$16	$16	$40	$48

(6) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2020	December 31, 2019

Property, plant and equipment	$27,355	$26,552
Less: Accumulated depreciation	(14,497)	(13,589)
Property, plant and equipment, net	$12,858	$12,963	(1)

(1)Excludes $1,049 million classified as Held for Sale as of December 31, 2019.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Depreciation expense	$311	$321	$941	$1,016

Effective with the designation of the Northwest Operations as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP.

We revised the estimated remaining useful lives for certain plant assets as of October 1, 2019, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(7) Goodwill and Other Intangibles:

All goodwill was fully impaired as of December 31, 2019, other than goodwill of $658 million associated with the planned disposal of Frontier Northwest which was classified in Assets held for sale as of December 31, 2019. Goodwill impairment charges were $276 million and $5,725 million for the three and nine months ended September 30, 2019. Accumulated goodwill impairment charges were $9,154 million as of September 30, 2020 and December 31, 2019.

The components of other intangibles are as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,704)	$628	$4,332	$(3,452)	$880
Trade name	122	-	122	122	-	122
Royalty agreement	72	(65)	7	72	(54)	18
Total other intangibles	$4,526	$(3,769)	$757	$4,526	$(3,506)	$1,020

Amortization expense was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in millions)	2020	2019	2020	2019

Amortization expense	$81	$101	$263	$344

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

(Unaudited)

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

A portion of the proceeds from the sale are held in escrow as recourse for indemnity claims that may arise under the purchase agreement and for adjustments to employee liabilities and working capital that may be identified after closing. As of September 30, 2020, there was $57 million of proceeds held in escrow accounts included in Other current assets.

In connection with the sale, Frontier entered into an agreement to perform certain transition services for the purchaser. The first six months of these services are generally being provided at no additional cost to the purchaser as a condition of the transaction. The fair value of these transition services was estimated to be $30 million and were recorded as a deferred liability (recorded within the Advanced Billing financial statement caption in the balance sheet) in connection with the transaction, which amount is being amortized to other revenue as the related services are being delivered. For the three and nine months ended September 30, 2020, we recognized $15 million and $25 million, respectively, in other revenue related to these transition services. On September 30, 2020, the purchaser provided notice that they are terminating, effective October 31, 2020, all future services that Frontier would have provided under this agreement. In connection with the termination, Frontier agreed to provide limited training and subject matter support services for a fee, primarily during the fourth quarter of 2020.

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

During the nine months ended September 30, 2020, Frontier recorded a loss on disposal of $160 million, associated with the sale of the Northwest Operations. There was no additional loss on disposal recorded during the third quarter of 2020. For the nine months ended September 30, 2020, these amounts include $27 million of loss (an immaterial out of period adjustment) related to the initial measurement and recognition of the estimated loss on disposal measured during the quarter ended June 30, 2019, upon designation as assets held for sale.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(9) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2020 and December 31, 2019. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt (including $10,949 million of debt classified in Liabilities subject to compromise at September 30, 2020) is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2020		December 31, 2019

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$16,762	$10,539	$17,516	$12,026

(

(10) Long-Term Debt:

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the JPM Credit Agreement, the Original First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such we have reclassified certain subsidiary unsecured and certain secured debt obligations to Long term debt due within one year and certain parent unsecured debt obligations to Liabilities subject to compromise on our consolidated balance sheet as of September 30, 2020. While this reclassification includes all of our debt, the Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all holders of secured debt and subsidiary debt. Among other things, the Restructuring Support Agreement provides that holders of our secured debt will be entitled to receive cash interest payments and to have the principal amount of their indebtedness repaid or reinstated upon emergence and that holders of secured and unsecured debt of our subsidiaries will be entitled to receive cash interest payments and to have the principal amount of their indebtedness reinstated upon emergence.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property.

For information related to the Restructuring Support Agreement, the Chapter 11 Cases, the Plan and the DIP Financing, refer to Note 3.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The activity in our long-term debt is summarized as follows:

		For the nine months ended September 30, 2020
		Principal			Interest Rate at
	January 1,	Payments		September 30,	September 30,
($ in millions)	2020	and Retirements	New Borrowings	2020	2020*

Secured debt issued by Frontier	$5,711	$(754)	$-	$4,957	7.77%
Unsecured debt issued by Frontier	10,949	-	-	10,949	9.20%
Secured debt issued by subsidiaries	106	-	-	106	8.37%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Debt prior to reclassification to
liabilities subject to compromise	$17,516	$(754)	$-	$16,762	8.67%

Less: Debt Issuance Costs	(168)			(65)
Less: Debt Discount	(46)			(47)
Debt, less unamortized debt
issuance costs and discounts	17,302			16,650
Less: Current Portion	(994)			(5,701)
Less: Debt subject to compromise	-			(10,949)
Total Long-term debt	$16,308			$-

* Interest rate includes amortization of debt issuance costs and debt discounts. The interest rates at September 30, 2020 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Additional information regarding our secured and unsecured long-term debt as of September 30, 2020 (prior to the filing of the Chapter 11 Cases) and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Revolver due 2/27/2024 (1)	$-		$749	4.760% (Variable)
Term loan due 6/15/2024 (2)	1,694	6.000% (Variable)	1,699	5.550% (Variable)
First lien notes due 4/1/2027	1,650	8.000%	1,650	8.000%
Second lien notes due 4/1/2026	1,600	8.500%	1,600	8.500%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Secured debt issued by Frontier	4,957		5,711

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Unsecured debt issued by Frontier	10,949		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	6	6.154%
Secured debt issued by subsidiaries	106		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to
liabilities subject to compromise	16,762	8.699% (3)	17,516	8.486% (3)
Less: debt subject to compromise	(10,949)		-
Total debt	$5,813		$17,516

(1) Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(2) Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(3) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

New Debt Issuances

On August 28, 2020, the Company Parties filed the DIP Financing Motion with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the New First Lien Notes, the DIP Revolving Facility, the DIP Term Loan Facility, the Exit Revolving Facility, the Exit Term Loan Facility and, if applicable, the reinstated Term Loan B. On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, Frontier issued $1,150 million aggregate principal amount of New First Lien Notes and entered into a $625 million DIP Revolving Facility and a $500 million DIP Term Loan Facility. Frontier used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility, and cash on hand, to (i) repay in full the Company’s Original First Lien Notes and (ii) pay related interest, fees and expenses.

New First Lien Notes

On October 8, 2020, Frontier issued $1,150 million aggregate principal amount of New First Lien Notes. The New First Lien Notes were issued pursuant to an indenture, dated as of October 8, 2020 (the DIP Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee. The New First Lien Notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the New First Lien Notes are secured on a super-priority basis, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility and the DIP Term Loan Facility, on a super-priority basis. From the conversion date, the New First Lien Notes are secured on a first-priority basis, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis.

The New First Lien Notes bear interest at a rate of 5.875% per annum and will mature on October 15, 2027. Interest on the New First Lien Notes is payable to holders of record semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

Frontier may redeem the New First Lien Notes at any time, in whole or in part, prior to their maturity. The redemption price for New First Lien Notes redeemed before October 15, 2023 will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. The redemption price for New First Lien Notes redeemed on or after October 15, 2023 will be equal to the redemption prices set forth in the DIP Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before October 15, 2023, Frontier may redeem up to 40% of the New First Lien Notes using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of New First Lien Notes will have the right to require Frontier to purchase for cash such holder’s New First Lien Notes at a purchase price equal to 101% of the principal amount of the New First Lien Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The DIP Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

covenants will be suspended during such time, if any, that the New First Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The DIP Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the New First Lien Notes to become or to be declared due and payable.

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a $500 million DIP Term Loan Facility, pursuant to the credit agreement, dated as of October 8, 2020 (the DIP to Exit Term Credit Agreement), by and among Frontier, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and each lender from time to time party thereto.

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that if certain conditions occur, the maturity date shall be the earlier of (a) the date that is the seventh anniversary of the closing date and (b) 90 days prior to the maturity date of the Second Lien Notes so long as the aggregate principal amount of such notes is in excess of a threshold amount.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 4.75% or 3.75% for alternate base rate loans, with a 1.00% LIBOR floor.

Subject to certain exceptions and thresholds, the security package under the DIP Term Loan Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities, substantially all personal property of Frontier Video Services Inc., a Delaware corporation (Frontier Video), and, solely prior to the conversion date, substantially all of the unencumbered assets and properties (the DIP Collateral) of Frontier and Frontier Communications of Iowa, LLC, an Iowa limited liability company (Frontier Iowa), which such security interest in the DIP Collateral was granted solely pursuant to the DIP financing order issued by the Bankruptcy Court, which same assets also secure the New First Lien Notes. The DIP Term Loan Facility is guaranteed by the same subsidiaries that guarantee the New First Lien Notes. Upon the conversion date, the security package will no longer include the DIP Collateral.

The DIP Term Loan Facility includes usual and customary negative covenants for DIP to exit loan agreements of this type, including covenants limiting Frontier and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for exit loan agreements of this type.

The DIP Term Loan Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, upon the conversion date, unstayed judgments in favor of a third party involving an aggregate liability in excess of a certain threshold, change of control, upon the conversion date, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral.

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $500 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower, Goldman Sachs Bank USA, as administrative agent and collateral agent and each lender and issuing bank from time to time party thereto.

The DIP Revolving Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Revolving Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months.

At our election, the determination of interest rates for the DIP Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 3.25% (or 2.25% for alternate base rate loans).

Subject to customary exceptions and thresholds, the security package under the DIP Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities, substantially all personal property of Frontier Video and substantially all of the unencumbered assets and properties of Frontier and Frontier Iowa, which such security interest in the unencumbered assets and properties was granted solely pursuant to the DIP financing order issued by the Bankruptcy Court, which same assets also secure the New First Lien Notes. The DIP Revolving Facility is guaranteed by the same subsidiaries that guarantee the New First Lien Notes. After giving effect to $90 million of letters of credit formerly outstanding under the Revolver that were rolled into, replaced or otherwise accommodated for under the DIP Revolving Facility, the Company has $535 million of available borrowing capacity under the DIP Revolving Facility.

The DIP Revolving Facility includes usual and customary negative covenants for loan agreements of this type, including covenants limiting Frontier and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

The DIP Revolving Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is the earlier of (x) 3 years after the conversion date and (y) 91 days prior to the earliest maturity date of permitted pari passu refinancing debt, permitted junior refinancing debt, the term loans outstanding under the prepetition credit agreement after giving effect to the consummation of the Plan (or any indebtedness that replaces or refinances such term loans) and any long term exit facilities so long as, in each case, the outstanding principal amount of any such indebtedness is in excess of an amount set forth in the definitive documentation with respect to the Exit Revolving Facility. The determination of interest rates for the Exit Revolving Facility is based on margins over the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 4.00% (or 3.00% for alternate base rate loans).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

New Debt Reductions

On October 8, 2020, Frontier used the proceeds from the offering of New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the $1,650 million principal balance of the Original First Lien Notes, and (ii) pay related interest, fees and expenses incurred in connection therewith.

On September 17, 2020, Frontier repaid the $749 million of outstanding principal under the Revolver, plus accrued interest, using cash on hand. The repayment in full of all revolving loans outstanding under the JPM Credit Agreement was a condition precedent to the entry into the DIP Facility, and the Revolver was terminated on October 8, 2020 upon entry into the DIP Revolving Facility.

Existing Term Loan and Revolving Credit Facility

JP Morgan Credit Facilities

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has the $1,740 million Term Loan B maturing on June 15, 2024. In addition, Frontier had the $850 million Revolver which was repaid in full on September 17, 2020, as described herein. The maturity of the Term Loan B, if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of September 30, 2020, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan B are 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

On September 17, 2020, Frontier repaid the $749 million of outstanding principal under the Revolver, plus accrued interest, as described above under “New Debt Reductions.” and the Revolver was terminated on October 8, 2020 upon entry into the DIP Revolving Facility.

Frontier also had a $1,625 million senior secured Term Loan A facility (the Term Loan A) under the JPM Credit Agreement which was fully repaid on March 15, 2019, as described below under “Existing Debt Issuances and Reductions.”

Repaid CoBank Credit Facilities

Frontier had a $315 million senior term loan facility drawn in October 2016 (the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders which was repaid in full on March 15, 2019. Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018. Details of both transactions are described below under “Existing Debt Issuances and Reductions.”

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Existing Debt Issuances and Reductions

For the nine months ended September 30, 2020, Frontier retired $754 million principal amount of senior secured debt. For the nine months ended September 30, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2019 and $2,130 million of secured debt.

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of the Original First Lien Notes. The Original First Lien Notes were repaid in full on October 8, 2020 with proceeds from the offering of the New First Lien Notes and the DIP Term Loan Facility and cash on hand.

Additionally, on March 15, 2019, Frontier used the proceeds from the offering of the Original First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured Term Loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

During 2019, Frontier recorded a gain on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

(11) Restructuring Costs and Other Charges:

As of September 30, 2020, restructuring related liabilities of $3 million pertaining to employee separation charges are included in “Other current liabilities” in our consolidated balance sheet.

During the three-month period ended September 30, 2020, we incurred $3 million in expenses consisting of severance and employee costs resulting from workforce reductions.

During the nine-month period ended September 30, 2020, we incurred $87 million in expenses consisting of $8 million directly associated with transformation initiatives, $7 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

Effective with the Petition date, these other charges consisting of consulting and advisory costs incurred are recorded in Reorganization items, net in the consolidated statement of operations.

During the three and nine months ended September 30, 2019, we incurred $27 million and $86 million, respectively, in expenses consisting of $9 million and $38 million, respectively, directly associated with transformation initiatives and $18 million and $48 million, respectively, of severance and employee costs resulting from workforce reductions.

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2020	$15
Severance expense	7
Transformation costs	8
Other costs	72
Cash payments during the period	(99)
Balance at September 30, 2020	$3

(10)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(12) Investment and Other Income (Loss):

The following is a summary of the components of Investment and Other Income (loss):

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2020	2019	2020	2019

Interest and dividend income	$-	$2	$4	$6
Pension and OPEB costs	(16)	(12)	(35)	(34)
All other, net	2	-	2	-
Total investment and other loss, net	$(14)	$(10)	$(29)	$(28)

Pension and OPEB costs consist of interest costs, expected return on plan assets, amortization of prior service costs (credit) and amortization of unrecognized (gain) loss.

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2020	2019	2020	2019

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax expense (benefit)	(792.5)	(0.7)	11.5	1.3
Changes in certain deferred tax balances	1,317.2	(0.6)	(13.9)	(1.8)
Interest expense deduction	(1,592.1)	-	22.6	-
Restructuring cost	694.1	-	(10.3)	-
Goodwill impairment	-	(15.9)	-	(10.7)
Loss on disposal of Northwest Operations	-	1.8	(8.1)	(1.2)
Tax reserve adjustment	-	(0.1)	(0.7)	-
Shared-based payments	-	-	(0.3)	(0.1)
Federal research and development tax credit	-	0.3	(0.5)	-
All other, net	16.2	(0.2)	(0.7)	-
Effective tax rate	(336.1)%	5.6%	20.6%	8.5%

Under ASC 740 – 270, income tax expense for interim periods is based on an annual effective tax rate for the full year with the exclusion of the discrete items. However, in a period when the Company is expecting marginal ordinary income (or loss) and relatively significant permanent differences, the actual effective tax rate for the year-to-date period may be used as an exception. The actual year-to date effective tax rate method is used by the Company in Q3 2020.

CARES Act

The CARES Act has a number of beneficial tax provisions (e.g., deferral of the employer portion of social security taxes for the remainder of 2020, the ability to claim additional interest deductions, net operating loss carrybacks, and removal of the 80% usage limitation for post-2017 NOLs for tax years 2018, 2019 and 2020).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

As of September 30, 2020, and December 31, 2019, amounts pertaining to expected income tax refunds of $13 million and $1 million are included in “Income taxes and other current assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2020, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $99 million ($93 million net of federal benefit) has been recorded for the nine months ended September 30, 2020, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.” The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of September 30, 2020, Frontier had approximately $1.8 billion of federal NOLs, which for U.S. federal income tax purposes can be used to offset future taxable income. In connection with the sale of the Northwest Operations, Frontier utilized NOLs of approximately $848 million during the nine months ended September 30, 2020.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(14) Net Earnings (Loss) Per Share:

The reconciliation of the net earnings (loss) per share calculation is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions and shares in thousands, except per share amounts)	2020	2019	2020	2019

Net income (loss) used for basic and diluted earnings (loss)
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$15	$(345)	$(352)	$(5,749)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$15	$(345)	$(352)	$(5,749)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	104,919	105,372	104,989	105,375
Less: Weighted average unvested restricted stock awards	(393)	(1,237)	(529)	(1,344)
Total weighted average shares outstanding - basic	104,526	104,135	104,460	104,031

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.14	$(3.31)	$(3.37)	$(55.26)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	104,526	104,135	104,460	104,031
Effect of dilutive stock units	340	-	-	-
Total weighted average shares outstanding - diluted	104,866	104,135	104,460	104,031

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.14	$(3.31)	$(3.37)	$(55.26)

In calculating diluted net earnings (loss) per common share for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the three and nine months ended September 30, 2020 there were no outstanding stock options. As of September 30, 2019, previously granted options to purchase 1,334 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. These options expired on July 6, 2020.

Stock Units

At each of September 30, 2020 and September 30, 2019, we had 339,544 stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 because their inclusion would have an antidilutive effect. Compensation costs associated with the issuance of stock units were less than $1 million for each of the nine months ended September 30, 2020 and 2019, respectively. As of June 2019, no further stock units have been issued to Non-Employee Directors.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(15) Stock Plans:

At September 30, 2020, we have four stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under three of the plans: the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At September 30, 2020, there were approximately 5,667,000 shares authorized for grant and approximately 3,632,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP, together with the 2013 EIP, the EIPs).

Performance Shares

As of January 1, 2020, we had 96,000 outstanding performance shares under the Frontier Long Term Incentive Plan (the LTIP). During the nine months ended September 30, 2020, all of the remaining performance shares under the LTIP were cancelled.

For purposes of determining compensation expense, the fair value of each performance share is measured at the end of each reporting period and, therefore, will fluctuate based on the price of Frontier common stock as well as performance relative to the targets. We recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of less than $1 million for the nine months ended September 30, 2020 and $3 million for the nine months ended September 30, 2019.

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock granted under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2020	900	$10.57	$1
Restricted stock granted	-	$-	$-
Restricted stock vested	(387)	$15.04	$-
Restricted stock forfeited	(209)	$7.79
Balance at September 30, 2020	304	$6.78	$-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2020 was $1 million, and the weighted average vesting period over which this cost is expected to be recognized is less than 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $3 million and $7 million for the nine month period ended September 30, 2020 and 2019, respectively, has been recorded in connection with these grants.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(16) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2020 (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	(389)	(16)	(405)
Amounts reclassified from accumulated other
comprehensive loss to net loss	233	(10)	223
Net current-period other comprehensive
income (loss)	(156)	(26)	(182)
Balance at September 30, 2020 (1)	$(840)	$8	$(832)

($ in millions)	Pension Costs	OPEB Costs	Total

Balance at January 1, 2019 (1)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	31	(6)	25
Net current-period other comprehensive
income (loss)	31	(6)	25
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at September 30, 2019 (1)	$(541)	$24	$(517)

(1)Pension and OPEB amounts are net of tax of $204 million and $250 million as of January 1, 2020 and 2019, respectively and $255 million and $163 million as of September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, Frontier recorded aggregate pension settlement charges of $159 million related to lump sum pension settlement payments to terminated or retired individuals and completed its sale of the Northwest Operations. In accordance with ASC 715, Compensation - Retirement Benefits (ASC 715), Frontier remeasured its pension plan during the nine months ended September 30, 2020. These remeasurements resulted in an increase in our pension liabilities and a remeasurement charge to Other comprehensive income (loss) of $516 million for the nine months ended September 30, 2020. Refer to Note 17 for additional disclosures related to the pension settlement and other items related to Defined Benefit Plans.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Income (Loss)
Comprehensive Loss Components	2020	2019	2020	2019	is Presented
Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(29)	$(14)	$(76)	$(42)
One-time loss on disposal	-	-	(61)	-
Pension settlement costs	-	-	(159)	-
	(29)	(14)	(296)	(42)	Income (Loss) before income taxes
Tax impact	4	4	63	11	Income tax benefit
	$(25)	$(10)	$(233)	$(31)	Net income (loss)

Amortization of OPEB Cost Items (2)
Prior-service costs	$8	$3	$24	$7
Actuarial gains (losses)	(1)	(1)	(4)	1
One-time loss on disposal	-	-	(7)	-
	7	2	13	8	Income (Loss) before income taxes
Tax impact	(2)	-	(3)	(2)	Income tax benefit
	$5	$2	$10	$6	Net income (loss)

(1) Amounts in parentheses indicate losses.

(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(17) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2020	2019	2020	2019

Components of total pension benefit cost
Service cost	$24	$21	$73	$63
Interest cost on projected benefit obligation	26	33	84	98
Expected return on plan assets	(40)	(43)	(129)	(129)
Amortization of unrecognized loss	29	14	76	42
Net periodic pension benefit cost	39	25	104	74
Pension settlement costs	-	-	159	-
Gain on disposal, net	-	-	(50)	-
Total pension benefit cost	$39	$25	$213	$74

	Postretirement Benefits
	For the three months ended		For the nine months ended
	September 30,		September 30,

($ in millions)	2020	2019	2020	2019

Components of net periodic postretirement benefit cost
Service cost	$5	$4	$15	$14
Interest cost on projected benefit obligation	8	10	24	31
Amortization of prior service cost (credit)	(8)	(3)	(24)	(7)
Amortization of unrecognized (gain) loss	1	1	4	(1)
Net periodic postretirement benefit cost	6	12	19	37
Gain on disposal, net	-	-	(24)	-
Total periodic postretirement benefit cost	$6	$12	$(5)	$37

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

Our net pension plan liability is comprised of the Projected Benefit Obligation (PBO) offset by pension plan assets. The value of our pension plan assets decreased $431 million from $2,730 million at December 31, 2019 to $2,299 million at September 30, 2020. This decrease primarily resulted from benefit payments to participants of $520 million and distributions associated with the sale of the Northwest Operations of $58 million, partially offset by increases for contributions of $37 million and investment returns of $110 million, net of expenses. Despite $578 million in distributions, the PBO component only decreased $55 million from $3,726 million at December 31, 2019 to $3,671 million at September 30, 2020. This resulted primarily because of a decrease in the discount rate assumption from 3.4% at December 31, 2019 to 2.7% at September 30, 2020, as well as decreases to the interest rates used for lump sum payments.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the nine months ended September 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million during the nine months ended September 30, 2020. The non-cash charge accelerated the recognition of a portion of the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with a corresponding offset to accumulated other comprehensive loss in stockholders’ equity. As a result of the recognition of the settlement charges in the first nine months of 2020, as required under US GAAP, the net pension plan liability was remeasured and recorded as of September 30, 2020 to be $1,372 million, as compared to the $996 million measured and recorded at December 31, 2019, or an increase of $376 million. This increase in the net pension liability during the nine months ended September 30, 2020 is comprised of a $522 million increase related to the six months ended June 30, 2020 and a $146 million decrease related to the three months ended September 30, 2020, with a corresponding decrease to accumulated other comprehensive income, net of tax.

During the first nine months of both 2020 and 2019, we capitalized $18 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

Required pension plan contributions for the fiscal year 2020 are estimated to be $184 million, of which $37 million was contributed to the Plan during the first nine months of 2020. Certain provisions of the CARES Act permit employers to postpone making pension contributions due in 2020 until January 1, 2021. Frontier intends to postpone the remaining 2020 contributions of approximately $147 million, until January 1, 2021 as permitted by the CARES Act. Further, Frontier has applied for a waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code and Section 302(c) of the Employee Retirement Income Security Act of 1974. This would spread the 2020 plan year contribution, determined as of January 1, 2020 (approximately $173 million in total), over the five subsequent plan years.

(18) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within Frontier’s footprint.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction (RDOF Phase I), the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, at least $4.4 billion. Frontier timely filed an application to participate in the RDOF Phase I auction, which is scheduled to commence on October 29, 2020. Until after the post-auction deadline for winning bidders in the RDOF Phase 1 auction has passed, the FCC quiet period rules will apply.

Recognizing that RDOF support will not be made available before the end of the sixth year of CAF Phase II support (i.e., December 31, 2020), the FCC’s RDOF order explains that CAF II recipients may elect to receive a seventh year of CAF Phase II support through December 31, 2021, whether or not they participate, or are successful in, an RDOF auction. Frontier timely elected to receive a seventh year of model-based support in 25 states. As such, absent a change in FCC rules, Frontier will continue to receive annual CAF Phase II support in these 25 states until December 31, 2021. Implementation of the RDOF could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

On April 20, 2017, the FCC issued an order that significantly altered how Commercial Data Services are regulated. Specifically, the order adopted a test to determine, on a county-by-county basis, whether price cap ILECs, like Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula that year. Multiple parties appealed the order in the 8th Circuit Court of Appeals. The Court of Appeals issued a ruling August 28, 2018, which upheld the vast majority of the FCC’s decision easing regulation of business data services of internet service providers and vacated and remanded one part of the order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. On July 12, 2019, the FCC released an order addressing the matters remanded by the Court of Appeals. Frontier cannot predict the extent to which these regulatory changes could affect revenues at this time.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended (the Securities Act), in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint.  The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim. Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

As part of the sale of the Northwest Operations, Frontier indemnified the purchaser for customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties, changes to final closing statements and working capital, employee liabilities and other obligations included in the purchase agreement. While Frontier intends to comply with its obligations under the purchase agreement, we could be obligated to make payments pursuant to these provisions in the future.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

•our ability to successfully consummate a financial restructuring of our existing debt, existing equity interests, and certain other obligations (the Restructuring), and emerge from cases commenced under chapter 11 (the Chapter 11 Cases) of the United States Bankruptcy Code, including by satisfying the conditions in the Plan and the conditions and milestones in the restructuring support agreement;

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

•risks and uncertainties associated with the Restructuring, including our ability to satisfy the conditions precedent for effectiveness of and successfully consummate the Restructuring in accordance with the Plan under the Chapter 11 Cases;

•our ability to comply with the restrictions imposed by covenants in our debtor-in-possession financing and expected to be imposed by our exit financing;

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

•competition from cable, wireless and wireline carriers, satellite, and over the top companies, and the risk that we will not respond on a timely or profitable basis;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

•changes to our board of directors and management team upon emergence from bankruptcy or in anticipation of emergence, and our ability to hire or retain key personnel;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier or the Company) is a provider of communications services in the United States, with approximately 3.6 million customers, 3.1 million broadband subscribers and 16,300 employees, operating in 25 states as of September 30, 2020. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

On April 14, 2020 (the Petition Date), Frontier and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan, the Reorganized Company Parties or the Reorganized Debtors) commenced cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, the adequacy of which was approved by the Bankruptcy Court. On August 21, 2020, the Company Parties filed the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Plan) with the Bankruptcy Court, which approved the Plan on August 27, 2020.

During the Chapter 11 Cases, Frontier is allowed to reorganize its finances while the business operations continue. The Company Parties continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the First Day Motions), including authority to pay employee wages and benefits, and pay vendors and suppliers for goods and services provided both before and after the filing date. For further developments on this topic, see “(b) Liquidity and Capital Resources—Chapter 11 Cases and Other Related Matters.”

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

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due 2027 (the New First Lien Notes), entered into the $625 million revolving debtor-in-possession (DIP) facility (the DIP Revolving Facility) and the $500 million DIP Term Loan Facility (DIP Term Loan Facility). The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s 8.000% first lien secured notes due 2027 (the Original First Lien Notes) and (ii) pay related interest, fees and expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

During the third quarter of 2020, Frontier reported operating income of $270 million and net income of $15 million. This compares to operating income of $26 million and a net loss of $345 million reported in the third quarter of 2019. We have continued to experience net losses in customers, which have contributed to lower revenues and lower profitability. Our results in the third quarter of 2020 reflect $131 million of reorganization charges and $3 million of restructuring and other charges. Contractual interest attributable to our unsecured noteholders of $257 million was not recorded, as we do not expect those amounts to be paid. Our results for the third quarter of 2019 included a $276 million goodwill impairment, a loss on disposal of $30 million, and $27 million of restructuring costs and other charges.

As discussed elsewhere in this Form 10-Q, our ability to continue as a going concern is contingent upon, among other things, our ability to successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs.

Recent Developments

Chapter 11 Cases

On April 14, 2020, the Company Parties entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders). The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan that leaves unimpaired all general unsecured creditors and holders of secured debt.

Under the Restructuring Support Agreement, the Consenting Noteholders agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to a plan to be filed in cases commenced under the Bankruptcy Code.

To implement the Restructuring, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. On August 21, 2020, the Company Parties filed the Plan with the Bankruptcy Court.

On August 27, 2020, the Bankruptcy Court entered the Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Confirmation Order), which approved and confirmed the Plan. The effective date of the Plan will occur once all conditions precedent to the Plan have been satisfied (the Effective Date).

See “—(b) Liquidity and Capital Resources—Chapter 11 Cases and Other Related Matters” and Note 3 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the Chapter 11 Cases. Refer to “—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the quarter ended September 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Financing

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under the senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof, the proposed debtor-in-possession revolving facility (the DIP Revolving Facility), the prosed senior secured superpriority term loan facility (the New Term Loan Facility), the Exit Revolving Facility (as defined herein), the Exit Term Loan Facility (as defined herein) and, if applicable, the reinstated $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of the New First Lien Notes, entered into a $625 million DIP Revolving Facility and a $500 million DIP Term Loan Facility. The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility, if any, and cash on hand, to (i) repay in full the Company’s Original First Lien Notes (ii) pay related interest, fees and expenses.

See “—(b) Liquidity and Capital Resources—Chapter 11 Cases and Other Related Matters—DIP Financing” and “— Subsequent Events Related to the Chapter 11 Cases” and Note 10 of the Notes to Consolidated Financial Statements for more information on the DIP Financing.

Going Concern

In connection with the preparation of our interim unaudited consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our interim unaudited consolidated financial statements, the Company had unrestricted cash and cash equivalents of $1,767 million and an accumulated deficit of $8,925 million as of September 30, 2020. The Company also had operating income of $682 million and a net loss of $352 million for the nine months ended September 30, 2020.

As disclosed in “—Chapter 11 Cases,” on April 14, 2020, the Company Parties entered into the Restructuring Support Agreement and filed the Chapter 11 Cases.

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. As a result of risks and uncertainties related to (i) the Company’s ability to successfully consummate the Plan and emerge from the Chapter 11 Cases, (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In the first half of 2020, governments from around the world, including the United States federal government as well as state and local governments reacted to this public health crisis, imposing travel restrictions and restrictions on large gatherings of people, which includes school and non-essential business closures. The rapid spread of COVID-19 and the drastic responses being taken to curb its spread have resulted in a significant negative impact to the global and domestic economies, which will increase the longer these limitations are in place. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the largest economic stimulus legislation in American history. Despite these efforts, the short-term and long-term impacts of COVID-19 cannot be determined.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees for 60 days for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of September 30, 2020, very few had past due balances beyond the point of normal disconnection.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. The percentage of Frontier’s employees who have reported testing positive for COVID-19 is small and continues to track below the percentage of reported cases both nationally and in those states in which Frontier has a significant number of employees. Through September 30, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

As the COVID-19 pandemic continues, certain states are currently considering legislation or other regulations to adopt additional protections for workers impacted by COVID-19. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes.

Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the three and nine months ended September 30, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company including the Northwest Operations (Northwest Ops) through the date of sale. The results of operations for the Northwest Operations are shown separate from the total for our operations located in the remaining 25 states (Remaining Properties).

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income that follows relates only to the Remaining Properties.

Customer counts, ARPC, and Consumer Customer Churn

	As of or for the three months ended
	September 30, 2020			September 30, 2019%
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Remaining
	Frontier	Ops	Properties	Frontier	Ops	Properties	Properties
Customers (in thousands)	3,620	N/A	N/A	4,193	N/A	N/A	N/A

Consumer customer metrics
Customers (in thousands)	3,305	-	3,305	3,812	341	3,471	-5%
Net customer additions (losses)	(36)	-	(36)	(90)	(7)	(83)	-57%
Average monthly consumer
revenue per customer	$ 86.19	N/A	$ 86.19	$ 88.45	$ 78.25	$ 89.45	-4%
Customer monthly churn	1.81%	N/A	1.81%	2.24%	1.95%	2.27%	-20%

Commercial customer metrics
Customers (in thousands)	315	N/A	N/A	381	N/A	N/A	N/A

Broadband subscriber metrics
Broadband subscribers (in thousands)	3,119	-	3,119	3,555	305	3,250	-4%
Net subscriber additions (losses)	(23)	-	(23)	(71)	(6)	(65)	-65%

Video (excl. DISH) subscriber metrics
Video subscribers - in thousands)	518	-	518	698	31	667	-22%
Net subscriber additions (losses)	(42)	-	(42)	(40)	(2)	(38)	11%

DISH subscriber metrics
DISH subscribers (in thousands)	139	-	139	181	18	163	-15%
Net subscriber additions (losses)	(5)	-	(5)	(9)	(1)	(8)	-38%

Employees	16,302	-	16,302	19,132	950	18,182	-10%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

	For the nine months ended
	September 30, 2020			September 30, 2019%
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Remaining
	Frontier	Ops	Properties	Frontier	Ops	Properties	Properties

Consumer customer metrics
Net customer additions (losses)	(442)	(335)	(107)	(248)	(17)	(231)	-54%
Average monthly consumer
revenue per customer	$ 86.53	$ 76.74	$ 86.95	$ 88.79	$ 77.05	$ 89.94	-3%
Customer monthly churn	1.75%	1.51%	1.76%	2.12%	1.77%	2.16%	-19%

Broadband subscriber metrics
Net subscriber additions (losses)	(394)	(302)	(92)	(180)	(13)	(167)	-45%

Video (excl. DISH) subscriber metrics
Net subscriber additions (losses)	(142)	(29)	(113)	(140)	(7)	(133)	-15%

DISH subscriber metrics
Net subscriber additions (losses)	(34)	(17)	(17)	(24)	(2)	(22)	-23%

Consumer Customers

For the three and nine months ended September 30, 2020, Frontier lost 36,000, or 1%, and 107,000, or 3% of our consumer customers compared to 83,000, or 2% and 231,000, or 6% for the three and nine months ended September 30, 2019. As of September 30, 2020, 51% of our consumer broadband customers also subscribed to at least one other service offering. For the nine months ended September 30, 2020, we lost 1% of our consumer broadband subscribers, primarily to competitors offering more attractive pricing or higher speeds. During the three months ended September 30, 2020, net additions for our broadband subscribers were relatively flat as compared to the third quarter of 2019. For the three and nine months ended September 30, 2020 we experienced a 7% and 17% decline, respectively, in our video subscribers as a result of shifting our focus away from the acquisition of high cost video customers and existing customers opting for other video services including Over the Top, in lieu of traditional video services. During the third quarter of 2020, we also lost voice subscribers as a result of customers choosing alternative voice products and as well as from reduced attachment to broadband services.

Our average monthly consumer customer churn was 1.81% and 1.76% for the three and nine months ended September 30, 2020 compared to 2.27% and 2.16% for three and nine months ended September 30, 2019. The average monthly consumer revenue per customer (consumer ARPC) decreased by $3.27 or 4% to $86.19 and $2.99 or 3% to $86.95, respectively, during the three and nine months ended September 30, 2020 compared to the prior year period. The overall decrease in consumer ARPC is primarily a result of decreased FiOS/Vantage video services along with decreased consumer voice services, slightly offset by increased data equipment revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Financial Results

	For the three months ended September 30,
	2020			2019			% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Ops	Properties	Frontier	Ops (1)	Properties	Frontier	Properties

Data and Internet services	$838	$-	$838	$928	$77	$851	-10%	-2%
Voice services	500	-	500	621	47	574	-19%	-13%
Video services	186	-	186	244	11	233	-24%	-20%
Other	103	-	103	113	7	106	-9%	-3%
Revenue from contracts
with customers	1,627	-	1,627	1,906	142	1,764	-15%	-8%
Subsidy and other revenue	99	-	99	91	6	85	9%	16%
Revenue	1,726	-	1,726	1,997	148	1,849	-14%	-7%

Operating expenses (2):
Network access
expenses	226	-	226	307	12	295	-26%	-23%
Network related
expenses	431	-	431	464	20	444	-7%	-3%
Selling, general and
administrative
expenses	404	-	404	445	17	428	-9%	-6%
Depreciation and
amortization	392	-	392	422	-	422	-7%	-7%
Goodwill impairment	-	-	-	276	-	276	-100%	-100%
Loss on disposal of
Northwest Operations	-	-	-	30	-	30	-100%	-100%
Restructuring costs and
other charges	3	-	3	27	-	27	-89%	-89%
Total operating expenses	$1,456	$-	$1,456	$1,971	$49	$1,922	-26%	-24%

Operating income (loss)	270	-	270	26	99	(73)	938%	-470%

Consumer	859	-	859	1,024	81	943	-16%	-9%
Commercial	768	-	768	882	61	821	-13%	-6%
Revenue from contracts
with customers	1,627	-	1,627	1,906	142	1,764	-15%	-8%
Subsidy and other revenue	99	-	99	91	6	85	9%	16%
Total revenue	$1,726	$-	$1,726	$1,997	$148	$1,849	-14%	-7%

(1)Amounts represent the financial results of the Northwest Operations for the three months ended September 30, 2019.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

	For the nine months ended September 30,
	2020			2019			% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Ops (1)	Properties	Frontier	Ops (2)	Properties	Frontier	Properties

Data and Internet services	$2,644	$102	$2,542	$2,858	$234	$2,624	-7%	-3%
Voice services	1,595	57	1,538	1,900	140	1,760	-16%	-13%
Video services	608	13	595	772	35	737	-21%	-19%
Other	328	12	316	357	27	330	-8%	-4%
Revenue from contracts
with customers	5,175	184	4,991	5,887	436	5,451	-12%	-8%
Subsidy and other revenue	285	8	277	278	19	259	3%	7%
Revenue	5,460	192	5,268	6,165	455	5,710	-11%	-8%

Operating expenses (3):
Network access
expenses	767	14	753	963	40	923	-20%	-18%
Network related
expenses	1,305	26	1,279	1,365	59	1,306	-4%	-2%
Selling, general and
administrative
expenses	1,255	26	1,229	1,346	54	1,292	-7%	-5%
Depreciation and
amortization	1,204	-	1,204	1,360	60	1,300	-11%	-7%
Goodwill impairment	-	-	-	5,725	-	5,725	-100%	-100%
Loss on disposal of
Northwest Operations	160	-	160	414	-	414	-61%	-61%
Restructuring costs and
other charges	87	-	87	86	2	84	1%	4%
Total operating expenses	$4,778	$66	$4,712	$11,259	$215	$11,044	-58%	-57%

Operating income (loss)	682	126	556	(5,094)	240	(5,334)	-113%	-110%

Consumer	2,729	102	2,627	3,151	243	2,908	-13%	-10%
Commercial	2,446	82	2,364	2,736	193	2,543	-11%	-7%
Revenue from contracts
with customers	5,175	184	4,991	5,887	436	5,451	-12%	-8%
Subsidy and other revenue	285	8	277	278	19	259	3%	7%
Total revenue	$5,460	$192	$5,268	$6,165	$455	$5,710	-11%	-8%

(1)Amounts represent the financial results of the Northwest Operations for the four months ended April 30, 2020.

(2)Amounts represent the financial results of the Northwest Operations for the nine months ended September 30, 2019.

(3)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

REVENUE

Revenue for our consumer and commercial customers was as follows:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$859	$943	$(84)	(9)%
Commercial	768	821	(53)	(6)%
Revenue from contracts with customers (1)	1,627	1,764	(137)	(8)%
Subsidy and other revenue	99	85	14	16%
Total revenue	$1,726	$1,849	$(123)	(7)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$2,627	$2,908	$(281)	(10)%
Commercial	2,364	2,543	(179)	(7)%
Revenue from contracts with customers (1)	4,991	5,451	(460)	(8)%
Subsidy and other revenue	277	259	18	7%
Total revenue	$5,268	$5,710	$(442)	(8)%

(1)Amounts include approximately $16 million and $17 million and $50 million and $52 million of lease revenue for each of the three and nine months ended September 30, 2020 and 2019, respectively.

We provide service and product options in our consumer and commercial offerings in each of our markets.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

For the three and nine months ended September 30, 2020, revenues decreased 7% and 8%, respectively, as compared to the same periods in 2019. Decreases in consumer revenues were primarily driven by the 5% decline in consumer customers when compared to September 30, 2019, combined with decreased ARPC (as described above) resulting in reduced revenues for consumer voice services, video services, and to a lesser extent, data and internet services.

Decreases in commercial revenues for the three and nine months ended September 30, 2020 were primarily driven by reductions in wholesale revenues of 1% and 4%, respectively, which comprised approximately 53% of our commercial revenues. The decline in wholesale revenues were primarily a result of rate declines for our network access services. Our SME revenues, decreased 12% and 10%, for the three and nine months ended September 30, 2020 respectively, primarily as a result of a decline in small business customers as compared to September 30, 2019.

The increases in subsidy and other revenue, were driven primarily by transition services provided in connection with the divestiture of the Northwest Operations. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

REVENUE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$838	$851	$(13)	(2)%
Voice services	500	574	(74)	(13)%
Video services	186	233	(47)	(20)%
Other	103	106	(3)	(3)%
Revenue from contracts with customers (1)	1,627	1,764	(137)	(8)%
Subsidy and other revenue	99	85	14	16%
Total revenue	$1,726	$1,849	$(123)	(7)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$2,542	$2,624	$(82)	(3)%
Voice services	1,538	1,760	(222)	(13)%
Video services	595	737	(142)	(19)%
Other	316	330	(14)	(4)%
Revenue from contracts with customers (1)	4,991	5,451	(460)	(8)%
Subsidy and other revenue	277	259	18	7%
Total revenue	$5,268	$5,710	$(442)	(8)%

(1)Amounts include approximately $16 million and $17 million and $50 million and $52 million, of lease revenue for the each of the three and nine months ended September 30, 2020 and 2019, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Data and internet services revenue for the three and nine months ended September 30, 2020 decreased 2% and 3%, respectively, as compared with the comparative periods in 2019. Broadband and data services revenues comprised 61% or $515 million, and 61% or $1,544 million, respectively of total Data and internet services revenue, while network access revenues comprised 39% or $323 million, and 39% or $998 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (wireless backhaul).

For the three and nine months ended September 30, 2020, broadband and data services revenue decreased by 1% and 3%, respectively, compared to the corresponding periods in 2019. The decrease was primarily driven by a loss of Consumer and SME customers combined with decreased other data services revenue. For the three and nine months ended September 30, 2020, network access revenues declined 1% and 4%, respectively, compared to the same periods in 2019. This decrease was due to the migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of 13% for the each of the three and nine month periods ended September 30, 2020 in voice services revenue was primarily due to a net loss in consumer customers and a net loss in commercial customers combined with a reduction in voice services being bundled with broadband services.

Video Services

Video services include revenues generated from services provided directly to consumer customers through the FiOS video and Vantage video brands, and through Dish satellite TV services.

The decrease of 20% and 19%, respectively for the three and nine months ended September 30, 2020 in video services revenue was primarily due to net losses in FiOS and Vantage terrestrial video customers.

Other

Other customer revenue includes switched access revenue and sales of Customer Premise Equipment (CPE) to our business customers and directory services. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (switched access). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

The decrease in other revenue for the three and nine months ended September 30, 2020 was primarily driven by decreases in switched access revenue due to reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order with a related decline in operating expenses and activation associated fees.

Subsidy and other revenue

Subsidy and other revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II as well as revenue generated from the transition services provided in connection with our divestiture of the Northwest Operations.

The increases in subsidy and other revenue, were driven primarily by $25 million in transition services provided to the purchaser of the Northwest Operations since the May 1, 2020 sale date. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$226	$295	$(69)	(23)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$753	$923	$(170)	(18)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses. For the three and nine months ended September 30, 2020, the decrease in network access expense was driven by lower video content costs as a result of a decline in video customers and non-renewal of certain content agreements as well as decreased CPE costs.

NETWORK RELATED EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$431	$444	$(13)	(3)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$1,279	$1,306	$(27)	(2)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network. For the three and nine months ended September 30, 2020 the decrease in Network related expenses was driven by decreased compensation costs related to lower employee headcount, slightly offset by the abandonment of certain in-progress capital projects during the quarter.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$404	$428	$(24)	(6)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$1,229	$1,292	$(63)	(5)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses. For the three and nine months ended September 30, 2020, the decrease in SG&A expenses was driven by decreased compensation costs related to lower employee headcount and reduced property taxes.

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2020	2019	2020	2019

Total pension/OPEB
service costs	$29	$25	$88	$77
Less: costs capitalized into
capital expenditures	(5)	(5)	(18)	(18)
Net pension/OPEB costs	$24	$20	$70	$59

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$311	$321	$(10)	(3)%
Amortization expense	81	101	(20)	(20)%
Depreciation and
Amortization expense	$392	$422	$(30)	(7)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$941	$968	$(27)	(3)%
Amortization expense	263	332	(69)	(21)%
Depreciation and
Amortization expense	$1,204	$1,300	$(96)	(7)%

The decreases in depreciation expense for the three and nine months ended September 30, 2020 were primarily driven by lower asset bases, refer to Note 6.

The decreases in amortization expense for the three and nine months ended September 30, 2020 were primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

During the nine months ended September 30, 2020, Frontier recorded a loss on disposal of $160 million associated with the sale of the Northwest Operations. There was no additional loss on disposal recorded during the third quarter of 2020.

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$3	$27	$(24)	(89)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$87	$84	$3	4%

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

In 2018, Frontier launched a strategic transformation program with the aim of re-positioning the Company to be

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

better able to react to current and future business and operational challenges and to create long-term sustainable value. This program was reduced in scope and largely completed during the first half of 2019.

During the three months ended September 30, 2020, we incurred $3 million in expenses consisting of severance and employee costs resulting from workforce reductions.

For the nine months ended September 30, 2020, the $87 million of restructuring costs and other charges were comprised of $8 million in costs related to transformation initiatives, $7 million in severance expense, and $72 million in consulting and advisory costs related to our balance sheet restructuring activities, respectively.

Following the filing of the Chapter 11 Cases, Frontier recorded all consulting and advisory costs related to our balance sheet restructuring activities outside of operating income in “Reorganization Items, net”.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other loss, net	$(14)	$(10)	$(4)	40%
Reorganization items, net	$(131)	$-	$(131)	100%
Interest expense	$(121)	$(382)	$261	(68)%
Income tax benefit	$(11)	$(21)	$10	(48)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other loss, net	$(29)	$(28)	$(1)	4%
Pension settlement costs	$(159)	$-	$(159)	100%
Loss on extinguishment of debt	$-	$(20)	$20	NM
Reorganization items, net	$(273)	$-	$(273)	100%
Interest expense	$(664)	$(1,144)	$480	(42)%
Income tax benefit	$(91)	$(537)	$446	NM

NM - Not meaningful

Investment and other loss, net

Investment and other loss, net for the nine months ended September 30, 2020 and 2019 included $35 million and $34 million, respectively, of non-operating pension and OPEB expense.

Pension settlement

During the nine months ended September 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million for the nine months ended September 30, 2020.

Loss on extinguishment of debt

Frontier recorded a loss on early extinguishment of debt of $20 million for the nine months ended September 30, 2019 driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Reorganization items, net

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. During the three and nine months ended September 30, 2020, Frontier incurred $131 million and $273 million, respectively, million in reorganization costs associated with the restructuring of our balance sheet.

Interest expense

For the nine months ended September 30, 2020 interest expense decreased $480 million, or 42%, as compared to the same period in 2019. Beginning on the Petition Date, we ceased recording interest expense for our unsecured debt. The contractual interest is $475 million higher than what we have recorded for our debt obligations for the nine months ended September 30, 2020.

Income tax benefit

For the three and nine months ended September 30, 2020, Frontier recorded income tax benefits of $11 million and $91 million, respectively on the pre-tax income of $4 million and pretax loss of $443 million, respectively. The effective tax rates on our pretax loss for the three and nine months ended September 30, 2020 were (336.1)% and 20.6%, respectively, compared with 5.6% and 8.5%, respectively, for the pretax loss for the three and nine months ended September 30, 2019.

Basic and diluted net loss attributable to Frontier common shareholders

Basic and diluted net loss attributable to Frontier common shareholders for the first nine months of 2020 was $352 million, or a loss of $3.37 per share, as compared to a net loss of $5,749 million, or $55.26 per share, in the first nine months of 2019. For 2020, our net loss was driven by non-cash pension settlement charges of $159 million and $273 million of net reorganization items.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Refer to “—Chapter 11 Cases and Other Related Matters” for more information on the Chapter 11 Cases and their effect on our liquidity.

Analysis of Cash Flows

As of September 30, 2020, we had unrestricted cash and cash equivalents aggregating $1,767 million. For the nine months ended September 30, 2020, we used cash flow from operations, cash on hand, proceeds from the sale of the Northwest Operations, and cash from prior year borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and the repayment of the Revolver.

On May 1, 2020, we completed the sale of the Northwest Operations for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue for the year ended December 31, 2019.

As of September 30, 2020, we had a working capital deficit of $4,474 million compared to surplus of $233 million at December 31, 2019. The primary driver for the working capital deficit at September 30, 2020 was the acceleration of the maturities of our long-term debt that resulted from our filing of the Chapter 11 Cases.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $389 million to $1,492 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The overall increase in operating cash flows was the result of favorable changes in working capital, primarily attributable to withholding payment of pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases as well as a reduction in cash payments for interest as compared to the comparative period in 2019.

We paid $6 million and $5 million in net cash taxes during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Cash Flows from Investing Activities

Cash flows provided by investing activities increased $1,135 million to $315 million for the nine months ended September 30, 2020 as compared to the corresponding period in 2019. The primary driver of this increase were cash proceeds of $1,131 million received for the sale of the Northwest Operations.

Capital Expenditures:

For the nine months ended September 30, 2020 and 2019, our capital expenditures were $825 million and $898 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. This reduction in capital expenditures was primarily driven by delays in payments for certain prepetition capital expenditures following the filing of the Chapter 11 Cases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Cash Flows from Financing Activities

DIP Financing Costs:

In connection with the filing of the Chapter 11 Cases, Frontier recorded approximately $19 million in financing costs related to the issuance of the DIP Credit Facility for the nine months ended September 30, 2020.

Debt Issuances and Debt Reductions:

On August 28, 2020, the Company Parties filed the DIP Motion with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the New First Lien Notes, the DIP Revolving Facility, the DIP Term Loan Facility, the Exit Revolving Facility, the Exit Term Loan Facility and, if applicable, the reinstated Term Loan B. On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of New First Lien Notes, entered into a $625 million DIP Revolving Facility and a $500 million DIP Term Loan Facility. The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s Original First Lien Notes and (ii) pay related interest, fees and expenses.

During the nine months ended September 30, 2020, Frontier used cash on hand for the scheduled and early retirement of $753 million principal amount of senior indebtedness.

On March 15, 2019, we completed a private offering of $1,650 million aggregate principal amount of the Original First Lien Notes. The Original First Lien Notes are guaranteed by each of the Company’s subsidiaries that guarantees its senior secured credit facilities. The guarantees are unsecured obligations of the guarantors equal in right of payment to all of the guarantor’s obligations under the Company’s senior secured credit facilities and certain other permitted future senior indebtedness and senior in right of payment with all subordinated obligations of the guarantors. The Original First Lien Notes are secured on a first-priority basis by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis. Interest on the Original First Lien Notes is payable to holders of record semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 2019.

During the nine months ended September 30, 2019, Frontier used cash on hand for the scheduled retirement of $363 million principal amount of senior indebtedness. In addition, Frontier used the proceeds from the offering of Original First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured term loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

See “—Chapter 11 Cases and Other Related Matters—DIP Financing” and “—Subsequent Events Related to the Chapter 11 Cases” for more information about the DIP Financing.

Capital Resources

We are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our $625 million undrawn borrowing capacity under the DIP Revolving Facility (as reduced by $90 million of Letters of Credit.)  We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2020, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments due under the Plan, pay taxes and make other payments due under the Plan. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. We completed the sale of the Northwest Operations on May 1, 2020. Net of pension funding, certain escrows, and other closing adjustments, we received $1,131 million in proceeds.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

However, our ability to continue as a going concern is dependent upon our ability to, subject to the Bankruptcy Court’s approval, implement the Plan, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Refer to “—Chapter 11 Cases and Other Related Matters” for a description of the New First Lien Notes, DIP Term Loan Facility, Exit Term Loan Facility, DIP Revolving Facility and Exit Revolving Facility and for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Term Loan and Revolving Credit Facilities

See “—Chapter 11 Cases and Other Related Matters—DIP Financing” and “—Subsequent Events Related to the Chapter 11 Cases” for more information about the DIP Financing.

JP Morgan Credit Facilities:

On February 27, 2017, Frontier entered into a first amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which Frontier combined its revolving credit agreement, dated as of June 2, 2014, and its term loan credit agreement, dated as of August 12, 2015. Under the JPM Credit Agreement (as amended to date, the JPM Credit Agreement), Frontier has the $1,740 million Term Loan B maturing on June 15, 2024. In addition, Frontier had an $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver) which was repaid in full on September 17, 2020, as described herein. The maturity of the Term Loan B, if still outstanding, will be accelerated in the following circumstances: (i) if, 91 days before the maturity date of any series of Senior Notes maturing in 2020, 2023 and 2024, more than $500 million in principal amount remains outstanding on such series; or (ii) if, 91 days before the maturity date of the first series of Senior Notes maturing in 2021 or 2022, more than $500 million in principal amount remains outstanding, in the aggregate, on the two series of Senior Notes maturing in such year. As of December 31, 2019, approximately $227 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2020 and $309 million principal amount, in the aggregate, remains outstanding on the two series of senior notes maturing in 2021.

The determination of interest rates for the Term Loan B under the JPM Credit Agreement is based on margins over the Base Rate (as defined in the JPM Credit Agreement) or over LIBOR, at the election of Frontier. Interest rate margins on the Term Loan B are 2.75% for Base Rate borrowings and 3.75% for LIBOR borrowings. The security package under the JPM Credit Agreement includes pledges of the equity interests in certain Frontier subsidiaries and guarantees by certain Frontier subsidiaries.

On September 17, 2020, Frontier repaid the $749 million of outstanding principal under the Revolver, plus accrued interest. The repayment in full of all revolving loans outstanding under the JPM Credit Agreement was a condition precedent to the entry into the DIP Revolving Facility.

On March 15, 2019, Frontier used proceeds from the offering of Original First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under its $1,625 million senior secured Term Loan A facility, which otherwise would have matured in March 2021, as described above under “Existing Debt Issuances and Reductions.”

CoBank Credit Facilities:

Frontier had a $315 million senior term loan facility drawn in October 2016 (as amended to date, the 2016 CoBank Credit Agreement) with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. On March 15, 2019, Frontier used proceeds from the offering of the Original First Lien Notes, together with cash on hand, to repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021.

Frontier had a separate $350 million senior term loan facility drawn in 2014 (the 2014 CoBank Credit Agreement) with CoBank which was repaid in full on July 3, 2018, as described above under “Existing Debt Issuances and Reductions.”

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Letters of Credit

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). After the filing of the Chapter 11 Cases, Frontier can no longer issue new letters of credit under the Revolver. As of September 30, 2020, $49 million and $90 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and Revolver respectively. Letters of credit under the LC Agreement are secured by a security package identical to those contained in the JPM Credit Amendment.

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

The covenants under the JPM Credit Agreement provide for junior lien capacity on any indebtedness permitted under the credit agreement, while limiting the incurrence of first lien debt.

For information about covenants related to the DIP Financing, new term loan, and New First Lien Notes, refer to Liquidity and Capital Resources—Subsequent Events Related to the Chapter 11 Cases.

The indentures governing our secured notes and senior notes and debentures limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications. Our secured notes, other than the New First Lien Notes, are guaranteed by each of our subsidiaries that guarantees the JPM Credit Agreement. In addition, the secured notes are secured on a first-priority basis and a second-priority basis, as applicable, by all the assets that secure our obligations under the JP Credit Agreement on a first-priority basis.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Chapter 11 Cases and Other Related Matters

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

(ii) support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority DIP financing facility, (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

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

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Plan once all conditions precedent to the Plan have been satisfied.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, on the Petition Date, the Company Parties filed the First Day Motions, which were approved after a final hearing held on May 22, 2020. Pursuant to the First Day Motions, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business forms; continue to perform intercompany transactions; obtain super priority administrative expense status to post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline.

On August 21, 2020, the Company Parties filed the Plan with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan. The Effective Date of the Plan will occur once all conditions precedent to the Plan have been satisfied.

The Plan as approved and confirmed by the Bankruptcy Court provides for:

•the applicable (x) Debtors, with the consent of the Consenting Noteholders then holding greater than 50.1% of the aggregate outstanding principal amount of senior notes claims that are held by all Consenting Noteholders subject to the Restructuring Support Agreement as of such date (the Required Consenting Noteholders), or (y) Reorganized Debtors taking any action as may be necessary or advisable to effectuate the restructuring transactions described in the Plan and Restructuring Transactions Memorandum (as defined in the Plan), including;

othe execution, delivery, and filing of any organizational and governance documents for the Reorganized Company Parties;

oany and all actions necessary or appropriate to effectuate the Secured Creditor Settlement (as defined below); and

othe execution, delivery, and filing of all agreements, indentures, notes, filings, documents, and instruments delivered or entered into in connection with one or more DIP financing facilities, which shall be used to repay certain of the Company Parties’ prepetition secured indebtedness and shall convert into an exit facility on the Effective Date (a DIP-to-Exit Facility), and a DIP revolving financing

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

facility, which shall, subject to certain conditions, convert into an exit revolving facility (a DIP-to-Exit Revolving Facility and, together with a DIP-to-Exit Facility, DIP Facilities);

•the final satisfaction, compromise, settlement, release, and discharge of claims arising under, derived from, secured by, based on, or related to any DIP-to-Exit Facility documents or DIP-to-Exit Revolving Facility documents, on the Effective Date in exchange for payment in full in cash or, at the Company Parties’ election, and solely to the extent permitted under DIP-to-Exit Facility documents or DIP-to-Exit Revolving Facility documents, as applicable, or as otherwise agreed, such holder’s pro rata share of the applicable exit facilities;

•on the Effective Date, issuance of takeback debt by one or more of the Reorganized Company Parties (the Takeback Debt), in a principal amount of $750 million, which shall include the following terms:

oan interest rate that is either (a) no more than 2.50% higher than the interest rate of the next most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is unsecured;

oa maturity of no less than one year outside of the longest-dated debt facility to be entered into by the Reorganized Company Parties on the Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Effective Date;

oto the extent the claims related to the Company’s 8.500% second lien secured notes due April 1, 2026 (the Second Lien Notes) are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

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

The Plan, among other things and subject to the terms of the Secured Creditor Settlement, contemplates the following treatment of claims against and interests in the Company Parties:

•at the option of the applicable Reorganized Company Party, holders of secured claims against a Company Party that, absent its secured status, would be entitled to priority in right of payment under section 507(a)(8) of the Bankruptcy Code (determined irrespective of time limitations) (the Secured Tax Claims) shall receive (i) payment in full in cash or (ii) payment in cash made in equal semi-annual cash payments commencing as of the Effective Date or as soon as reasonably practicable thereafter and continuing for five years, in an aggregate amount equal to such claim, together with interest at the applicable non-default contract rate under non-bankruptcy law;

•at the option of the applicable Company Party, holders of claims entitled to priority in right of payment under section 507(a) of the Bankruptcy Code other than Administrative Claims or Priority Tax Claims (each as defined in the Plan) shall receive payment in full in cash or such other treatment rendering such claims unimpaired;

•claims arising under, derived from, based on, or related to the Company’s Revolver shall be repaid on or before the Effective Date, including payment of interest payments calculated at the non-default contract

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

rate through the earlier of the Effective Date or repayment of the Revolver in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the JPM Credit Agreement shall be repaid on or before the Effective Date or reinstated on the Effective Date solely in the event that financing to repay such claims cannot be obtained, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Term Loan B in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original First Lien Notes, issued pursuant to the indenture, dated as of March 15, 2019, by and among the Company, as issuer, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as collateral agent, and Wilmington Trust, National Association, as successor trustee shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Original First Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Second Lien Notes Trustee) shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on or related to (a) the 8.500% secured notes due November 15, 2031, issued by Frontier Southwest Incorporated pursuant to the Restated Indenture, dated June 1, 1940, by and among Frontier Southwest Incorporated, as issuer, and BOKF, NA, as successor trustee, and (b) Rural Utilities Service loan contracts due January 3, 2028 (collectively, the Subsidiary Secured Notes) shall be reinstated on the Effective Date, with holders of such claims receiving ordinary course cash interest payments at the applicable non-default contract rate through the Effective Date;

•claims arising under, derived from, based on or related to the 6.750% unsecured notes due May 15, 2027 issued by Frontier California Inc., the 6.860% unsecured notes due February 1, 2028 issued by Frontier Florida LLC, the 6.730% unsecured notes due February 15, 2028 issued by Frontier North Inc., the 8.400% unsecured notes due October 15, 2029 issued by Frontier West Virginia Inc. and the applicable indentures, debentures and purchase agreements associated therewith shall be reinstated on the Effective Date, with holders of such claims receiving ordinary course cash interest payments at the applicable non-default contract rate through the Effective Date;

•holders of claims arising under, derived from, based on, or related to the unsecured notes issued by the Company shall receive their (i) pro rata share of and interest in the Incremental Senior Notes Payment Amount (as defined in the Plan) and (ii) pro rata share of and interest in (after first reducing, for distribution purposes only, the amount of each such holder’s senior notes claim on a dollar-for-dollar basis by the amount of Incremental Senior Notes Payments, and solely to the extent actually paid): (a) 100% of the Reorganized Company’s new common stock, subject to dilution by the Reorganized Company’s management incentive plan; (b) the Takeback Debt, if any; and (c) the Surplus Cash (as defined in the Plan), if any;

•to the extent not already satisfied during the Chapter 11 Cases, holders of certain other claims that are not secured shall receive: (i) payment in full in cash; (ii) reinstatement; or (iii) such other treatment rendering such claims unimpaired, in each case as reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•holders of secured claims (other than claims arising under, derived from, based on or related to the Revolver, the Term Loan B, the Original First Lien Notes, the Second Lien Notes, the Subsidiary Secured Notes, the Secured Tax Claims or DIP Facilities) shall receive, at the option of the applicable Company

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Party: (i) payment in full in cash, (ii) reinstatement; (iii) delivery of the collateral securing such claim; or (iv) such other treatment rendering such claim unimpaired;

•claims subject to subordination under section 510(b) of the Bankruptcy Code shall be cancelled, released, discharged, and extinguished;

•all intercompany claims and intercompany interests shall be either (a) reinstated or (b) cancelled on the Effective Date; and

•all equity securities in the Company shall be cancelled, released and extinguished on the Effective Date.

For more information on the payment of the Revolver and the Original First Lien Notes, see —Term Loan and Revolving Credit Facilities.

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Second Lien Notes claims represented by Quinn Emanuel Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall be deemed to have consented to reinstatement and shall not allege, and shall be deemed to have waived and foregone any objections to, any defaults arising from the transactions set forth in the Plan;

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee shall be deemed to have consented to and shall not impede or otherwise delay the Debtors’ pursuit of certain debtor in possession/exit financing facilities;

•holders of Term Loan B claims, Original First Lien Notes claims, and Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Second Lien Notes indenture, as applicable;

•holders of Revolver claims, Term Loan B claims, Original First Lien Notes claims (including the First Lien Committee), the applicable agents, and the Original First Lien Notes trustee shall be deemed to have waived any enforcement of any turnover or payment over rights under the Junior Lien Intercreditor and Subordination Agreement, dated as of March 19, 2018, against the Debtors, Second Lien Notes Trustee, or holders of Second Lien Notes claims with respect to certain obligations and amounts;

•the Company Parties shall make a $48,200,000 payment to holders of Term Loan B claims, a $9,300,000 payment for the benefit of holders of Original First Lien Notes claims, and, in the event that the Effective Date occurs on or after March 31, 2021, an incremental payment of $7,500,000 to holders of Term Loan B claims;

•the Company Parties or the Reorganized Company Parties, as applicable, shall pay in full in cash all reasonable First Lien Committee fees and Second Lien Committee fees that are due and owing under the applicable engagement letters; and

•all adequate protection currently in effect shall remain in effect until entry of a final adequate protection order and, upon the Company Parties’ entry into any DIP Facilities, the Bankruptcy Court shall enter a

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

final adequate protection order granting, among other things, adequate protection to secured creditors in the form of (i) liens and claims on all collateral securing any future DIP Facilities, and (ii) cash payments in the amount of accrued interest.

DIP Financing

As previously disclosed, prior to the commencement of the Chapter 11 Cases, the Company and certain of its domestic subsidiaries entered into that certain Commitment Letter, dated April 14, 2020 (as amended by that certain Letter Agreement, dated April 28, 2020, by that certain Letter Agreement, dated May 12, 2020, by that certain Letter Agreement, dated June 10, 2020, by that certain Letter Agreement, dated June 29, 2020 and as further amended, modified or supplemented from time to time, the Original Commitment Letter) with Goldman Sachs Bank USA (GS Bank), Deutsche Bank AG New York Branch (DBNY), Deutsche Bank Securities Inc. (DBSI and, collectively with DBNY, DB), Barclays Bank PLC (Barclays), Morgan Stanley Senior Funding, Inc. (MSSF), Credit Suisse AG, Cayman Islands Branch (CS) and Credit Suisse Loan Funding LLC (CSLF and, together with CS and their respective affiliates, Credit Suisse, and together with GS Bank, DB, Barclays and MSSF, the Original Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, DBNY, Barclays, MSSF and CS committed to provide a portion of the senior secured superpriority revolving credit facility in an aggregate principal amount of $460 million, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a longer term revolving exit facility. The Original Commitment Letter lapsed in accordance with its terms.

The Company and certain of its domestic subsidiaries entered into a Commitment Letter, dated August 13, 2020, with the Original Commitment Parties, which was amended and restated by that certain Amended and Restated Commitment Letter, dated August 28, 2020, with the Original Commitment Parties and JPMorgan Chase Bank, N.A. (JPM) (collectively, the New Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, JPM, DBNY, MSSF and CS committed to provide a portion of the $625 million DIP Revolving Facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a longer term revolving exit facility (the Exit Revolving Facility).

On August 14, 2020, the Company and certain of its subsidiaries entered into an engagement letter, which was amended and restated on August 28, 2020 by that certain Amended and Restated Engagement Letter by and among the Company and certain of its subsidiaries and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, DBSI, Barclays Capital Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, in connection with a proposed issuance, offering and sale senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof.

The Company and certain of its domestic subsidiaries also entered into that certain Engagement Letter, dated August 14, 2020, with GS Bank, which was amended and restated by that certain Amended and Restated Engagement Letter, dated August 28, 2020 with the New Commitment Parties, in connection with the DIP Term Loan Facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a term loan Exit Facility (the Exit Term Loan Facility).

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under the Notes, the DIP Revolving Facility, the DIP Term Loan Facility, the Exit Revolving Facility, the Exit Term Loan Facility and, if applicable, the reinstated Term Loan B (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of the New First Lien Notes, entered into a $625 million DIP Revolving Facility and a $500 million DIP Term Loan Facility. The Company used the proceeds from the offering of the New First Lien Notes, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s Original First Lien Notes and (ii) pay related interest, fees and expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

For information about subsequent events related to the DIP Financing, refer to “—Subsequent Events Related to the Chapter 11 Cases”.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required PUC approvals in certain states. The level of review undertaken by the FCC and state PUCs, and the length of time to complete such review, varies. The Company is the subject of ongoing investigations and reviews, which may have an impact on the timing of receipt of FCC or PUC approvals and/or lead to the imposition of financial sanctions and/or operational restrictions. In addition, the FCC and certain state PUCs may impose conditions on the approval of the Restructuring Transactions, including commitments to make significant capital expenditures to improve services. The regulatory approval process is moving forward, and the Company has received PUC approvals or favorable determinations in the majority of required states at this time. No assurance can be given as to the terms, conditions, and timing of the remaining required approvals or clearances.

Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the documents governing the JPM Credit Facilities, the Original First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. However, pursuant to the Bankruptcy Code and as described in “Part II. Other Information—Item 1. Legal Proceedings”, the filing of the Bankruptcy Petitions automatically stayed most actions against the Company Parties, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered events of default under our existing debt obligations, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP financing order providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on our indentures and credit facilities accruing on or after the Petition Date.

Additionally, in connection with the Chapter 11 Cases, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Subsequent Events Related to the Chapter 11 Cases

New First Lien Notes

On October 8, 2020, Frontier issued $1,150 million aggregate principal amount of New First Lien Notes. The New First Lien Notes were issued pursuant to an indenture, dated as of October 8, 2020 (the DIP Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee. The New First Lien Notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the New First Lien Notes are secured on a super-priority basis, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the New DIP Revolving Facility and the DIP Term Loan Facility on a super-priority basis. From the conversion date, the New First Lien Notes are secured on a first-priority basis, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis.

The New First Lien Notes bear interest at a rate of 5.875% per annum and will mature on October 15, 2027. Interest on the New First Lien Notes is payable to holders of record semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

Frontier may redeem the New First Lien Notes at any time, in whole or in part, prior to their maturity. The redemption price for New First Lien Notes redeemed before October 15, 2023 will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. The redemption price for New First Lien Notes redeemed on or after October 15, 2023 will be equal to the redemption prices set forth in the DIP Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before October 15, 2023, Frontier may redeem up to 40% of the New First Lien Notes using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of New First Lien Notes will have the right to require Frontier to purchase for cash such holder’s New First Lien Notes at a purchase price equal to 101% of the principal amount of the New First Lien Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The DIP Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the New First Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The DIP Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the New First Lien Notes to become or to be declared due and payable.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a $500 million DIP Term Loan Facility, pursuant to the credit agreement, dated as of October 8, 2020 (the DIP to Exit Term Credit Agreement), by and among Frontier, as the borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and each lender from time to time party thereto.

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that if certain conditions occur, the maturity date shall be the earlier of (a) the date that is the seventh anniversary of the closing date and (b) 90 days prior to the maturity date of the Second Lien Notes so long as the aggregate principal amount of such notes is in excess of a threshold amount.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 4.75% (or 3.75% for alternate base rate loans, with a 1.00% LIBOR floor).

Subject to certain exceptions and thresholds, the security package under the DIP Term Loan Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities, substantially all personal property of Frontier Video Services Inc., a Delaware corporation (Frontier Video), and, solely prior to the conversion date, substantially all of the unencumbered assets and properties (the DIP Collateral) of substantially all of the unencumbered assets and properties of Frontier and Frontier Communications of Iowa, LLC, an Iowa limited liability company (Frontier Iowa), which such security interest in the DIP Collateral was granted solely pursuant to the DIP financing order issued by the Bankruptcy Court, which same assets also secure the New First Lien Notes. The DIP Term Loan Facility is guaranteed by the same subsidiaries that guarantee the New First Lien Notes. Upon the conversion date, the security package will no longer include the DIP Collateral.

The DIP Term Loan Facility includes usual and customary negative covenants for DIP-to-exit loan agreements of this type, including covenants limiting Frontier and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for exit loan agreements of this type.

The DIP Term Loan Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, upon the conversion date, unstayed judgments in favor of a third party involving an aggregate liability in excess of a certain threshold, change of control, upon the conversion date, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral.

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $500 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower, Goldman Sachs Bank USA, as administrative agent and collateral agent and each lender and issuing bank from time to time party thereto.

The DIP Revolving Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Revolving Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months.

At our election the determination of interest rates for the DIP Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 3.25% (or 2.25% for alternate base rate loans).

Subject to customary exceptions and thresholds, the security package under the DIP Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities, substantially all personal property of Frontier Video and substantially all of the unencumbered assets and properties of Frontier and Frontier Iowa, which security interest in such unencumbered assets and properties was granted solely pursuant to the DIP financing order issued by the Bankruptcy Court, which same assets also secure the New First Lien Notes. The DIP Revolving Facility is guaranteed by the same subsidiaries that guarantee the New First Lien Notes. After giving effect to $90 million of letters of credit formerly outstanding under the Revolver that were rolled into, replaced or otherwise accommodated for under the DIP Revolving Facility, the Company has $535 million of available borrowing capacity under the DIP Revolving Facility.

The DIP Revolving Facility includes usual and customary negative covenants for loan agreements of this type, including covenants limiting Frontier and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

The DIP Revolving Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is the earlier of (x) 3 years after the conversion date and (y) 91 days prior to the earliest maturity date of permitted pari passu refinancing debt, permitted junior refinancing debt, the term loans outstanding under the prepetition credit agreement after giving effect to the consummation of the Plan (or any indebtedness that replaces or refinances such term loans) and any long term exit facilities so long as, in each case, the outstanding principal amount of any such indebtedness is in excess of an amount set forth in the definitive documentation with respect to the Exit Revolving Facility. The determination of interest rates for the Exit Revolving Facility is based on margins over the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 4.00% (or 3.00% for alternate base rate loans).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Future Commitments

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended through December 31, 2021), to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Regulatory Developments

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within Frontier’s footprint.

On January 30, 2020, the FCC adopted an order establishing the RDOF program.  With this order, the FCC plans to hold two auctions totaling $20.4 billion of support over ten years. In the first auction (RDOF Phase I), the FCC plans to offer up to $16 billion in support over ten years ($1.6 billion annually) for an estimated 6 million locations that lack access to speeds of at least 25/3 Mbps based on the FCC’s current maps. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding (including any locations not funded in RDOF Phase I), at least $4.4 billion.  Frontier timely filed an application to be eligible to participate in the RDOF Phase I auction, which is scheduled to commence on October 29, 2020. Until after the post-auction deadline for winning bidders in the RDOF Phase I auction has passed, the FCC quiet period rules will apply.

Recognizing that RDOF support will not be made available before the end of the sixth year of CAF Phase II support (i.e., December 31, 2020), the FCC’s RDOF order explains that CAF II recipients may elect to receive a seventh year of CAF Phase II support through December 31, 2021, whether or not they participate, or are successful in, an RDOF auction. Frontier timely elected to receive a seventh year of model-based support in 25 states. As such, absent a change in FCC rules, Frontier will continue to receive annual CAF Phase II support in these 25 states until December 31, 2021. Implementation of the RDOF could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

On April 20, 2017, the FCC issued an order (the 2017 Order) that significantly altered how commercial data services are regulated. Specifically, the 2017 Order adopted a test to determine, on a county-by-county basis, whether price-cap ILEC services, such as Frontier’s DS1 and DS3 services, will continue to be regulated. The test resulted in deregulation in a substantial number of our markets and is allowing Frontier to offer its DS1 and DS3 services in a manner that better responds to the competitive marketplace and allows for commercial negotiation. The areas that remain regulated may be subject to price fluctuations depending upon the price cap formula in each year. Multiple parties appealed the 2017 Order to the 8th Circuit Court of Appeals. The Court of Appeals issued a ruling on August 28, 2018 that upheld the majority of the 2017 Order easing regulation of business data services of internet service providers and vacated and remanded one part of the order back to the FCC. On October 10, 2018, the FCC filed a Motion to Stay the Court’s Decision. On July 12, 2019, the FCC released an order addressing the matters remanded by the Court of Appeals. As to the part of the decision that was vacated and remanded to the FCC, the FCC has reinstated the deregulation and the FCC’s decision to reaffirm its deregulation has not been appealed.

In September 2018, California network neutrality legislation was signed into law. The California legislation aims to reimpose the provisions of the FCC’s 2015 Network Neutrality decision. The Department of Justice has filed a lawsuit against California alleging that California’s net neutrality law is preempted by federal law. Four industry associations representing Internet Service Providers (USTelecom, CTIA, NCTA and ACA) have also filed suit. The California Attorney General has agreed to delay implementing the California law until the federal lawsuit is resolved. Frontier cannot predict the outcome of this litigation and, although Frontier’s current practices comply with the California law, the extent to which regulatory changes associated with the California law could affect revenues at this time. In addition to California, several other states have enacted net neutrality laws, and a number of additional states are currently considering Network Neutrality legislation during their 2020 legislative sessions.

On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. On October 27, 2020, the FCC adopted an order affirming its decision to classify broadband as an information service subject to light-touch regulation and addressing the court’s remand. We anticipate that this ruling will be appealed.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2020, 90% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2020. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of September 30, 2020, our discount rate utilized in calculating our benefit plan obligation was 2.7%. Decreasing this rate by 25 basis points would result in an increase in our obligation of approximately $98 million, while increasing the rate by 25 basis points would result in a decrease in our obligation of approximately $93 million.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 10% of our outstanding borrowings at September 30, 2020 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $17 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2020, the fair value of our debt was estimated to be approximately $10.5 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.67% and our overall weighted average maturity was approximately six years. As of September 30, 2020, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2019. However, the filing of the Chapter 11 Cases has accelerated the maturity of substantially all of our debt obligations. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2020 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,730 million at December 31, 2019 to $2,299 million at September 30, 2020, a decrease of $431 million, or 16%. This decrease was primarily a result of benefit payments of $520 million, the impact of the sale of the Northwest Operations of $58 million, partially offset by contributions of $37 million and investment returns of $110 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2020, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the third fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended, in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim.  Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the early stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

July 1, 2020 to July 31, 2020
Employee Transactions (1)	-	$-

August 1, 2020 to August 31, 2020
Employee Transactions (1)	-	$-

September 1, 2020 to September 30, 2020
Employee Transactions (1)	-	$-

Totals July 1, 2020 to September 30, 2020
Employee Transactions (1)	-	$-

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
2.1

Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on August 27, 2020.)

4.1

Indenture, dated as of October 8, 2020, by and among Frontier Communication Corporation, the guarantors party thereto, the collateral grantor party thereto, and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent, with respect to the 5.875% First Lien Secured Notes due 2027 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)

	4.2	Form of 5.875% First Lien Secured Note due 2027 (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)
10.1

Senior Secured Superpriority Debtor-in-Possession Credit Agreement dated as of October 8, 2020, by and among Frontier Communications Corporation, Goldman Sachs Bank USA, as the administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)

10.2

Credit Agreement dated as of October 8, 2020, by and among Frontier Communications Corporation, JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and the lenders party thereto (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)

	10.3	General Release Agreement, dated September 11, 2020, between Frontier and John Maduri.
	10.4	General Release Agreement, dated September 22, 2020, between Frontier and Elisa Bannon-Jones.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL and contained in Exhibit 101.

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 4, 2020