Form 10-K
period 2020-12-31
FRONTIER COMMUNICATIONS CORP
filed 2021-03-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.25 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant has filed a report on and attestation to its management’ s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes _X_ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020 was $10.5 million based on the closing price of $0.10 per share on June 30, 2020. The number of shares outstanding of the registrant's common stock as of February 26, 2021 was 104,779,000.

DOCUMENT INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from a Form 10K/A to be filed with the Securities and Exchange Commission.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “Frontier”, “we,” “us” or “our” shall refer to Frontier Communications Corporation, and following the reorganization pursuant to the Plan (as defined below), the Reorganized Company.

Item 1.	Business

Chapter 11 Restructuring

On April 14, 2020, Frontier and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan, the Reorganized Company Parties or the Reorganized Debtors) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders) to facilitate the financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties. In connection therewith, on April 14, 2020 (the Petition Date), the Company Parties commenced cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).

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

As set forth in the Plan and the Disclosure Statement, in order to implement the Restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required PUC approvals in certain states. As part of the regulatory approval process, the Company made a number of affirmative commitments and the FCC and states have imposed additional conditions on the Company as part of approval for the Restructuring, including specific investment, broadband service deployment, service quality improvements, reporting and compliance conditions. The regulatory approval process is moving forward, and the Company has received Public Utility Commission (PUC) approvals or favorable determinations in all of the required states at this time, except California. No assurance can be given as to the terms, conditions, and timing of the remaining California approval. Even so, the Company expects that the Effective Date will occur in early 2021.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

As set forth in the Plan (See Plan Art.I.A.98), “Excess Cash” is the amount of estimated unrestricted balance sheet cash in excess of $150 million the Effective Date, and includes net after-tax cash proceeds from the Northwest Operations Sale (which amount to $1,129 million). As disclosed in the Debtors’ Plan Supplement [Docket No.1603], filed on March 1, 2021, the Debtors currently estimate $1,313 million of Excess Cash to be available as of the Effective Date. As set forth in the Plan, on the Effective Date, each of the Debtors’ senior noteholders shall receive, among other things, its Pro Rata share of and interest in the Debtors’ “Surplus Cash.” Under the Plan, the “Incremental Senior Notes Payments” will be made from Excess Cash, prior to the determination of, and distribution of, Surplus Cash.

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—(b) Liquidity and Capital Resources” and Note 3 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments—Going Concern” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2020.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Overview

Frontier is a provider of communications services in the United States, with approximately 3.6 million customers, 3.1 million broadband subscribers and 16,200 employees, operating in 25 states as of December 31, 2020. We provide a broad portfolio of communications services for consumer and commercial customers. These services, which include data and internet services, video services, voice services, access services and advanced hardware and network solutions, are offered either on a standalone basis or in a bundled package, depending on each customer’s needs.

Our services are delivered to consumer and commercial customers over both fiber and copper-based networks. While approximately half of our revenues currently are generated by legacy telecom services provided over a primarily copper-based network, we are committed to a data-first strategy, transitioning towards a larger proportion of our revenues being derived from our fiber-based offerings. At the same time, we will pursue high return investments in fiber upgrades to further enhance our product suite and capabilities.

In recent years, we have complemented our business strategy with the completion of several acquisitions and divestitures. On May 1, 2020, Frontier completed the sale of its operations and associated assets in Washington, Oregon, Idaho, and Montana (Northwest Operations or Northwest Ops) for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds. Approximately 950 employees transitioned upon the closing of the sale. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue for the four month period ended April 30, 2020 and the twelve month period ended December 31, 2019.

Frontier’s Service Territories

(Service territories indicated in red below represent the Northwest Operations which were disposed on May 1, 2020)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Recent Developments

Debt Refinancing

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof, a debtor-in-possession (DIP) revolving facility and the exit revolving facility (the Exit Revolving Facility) it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan, a DIP term loan facility and the exit term loan facility it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan (the Exit Term Loan Facility) and, if applicable, the reinstated Term Loan B (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

In connection with the DIP Financing, on October 8, 2020, we issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the First Lien Notes due October 2027), and entered into a $625 million DIP revolving facility (the DIP Revolving Facility) and a $500 million DIP term loan facility (the Initial DIP Term Loan Facility). We used the proceeds from the offering of the First Lien Notes due October 2027, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full our prepetition $1,650 million aggregate principal amount of 8.000% First Lien Secured Notes due April 1, 2027 (the Original First Lien Notes) and (ii) pay related interest, fees and expenses.

In connection with the DIP Financing, on November 25, 2020, we also issued $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the First Lien Notes due May 2028 and, together with the First Lien Notes due October 2027, the New First Lien Notes) and $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the New Second Lien Notes), and borrowed an incremental $750 million under the DIP term loan facility (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility). We used the proceeds from these issuances and the incremental term loan borrowing, together with cash on hand to (i) repay all outstanding borrowings under our prepetition $1,740 million senior secured term loan B facility due June 15, 2024 (the Term Loan B), (ii) repay in full the $1,600 million aggregate principal amount of prepetition 8.500% Second Lien Secured Notes due April 1, 2026 (the Original Second Lien Notes), and (iii) pay related interest, fees and expenses incurred in connection therewith.

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—(b) Liquidity and Capital Resources—Term Loan and Revolving Credit Facilities and New Secured Notes” and “—Chapter 11 Cases and Other Related Matters” for additional details.

Rural Digital Opportunity Fund Auction

From October 29, 2020 through November 25, 2020, the Federal Communications Commission (FCC) held the Rural Digital Opportunity Fund (RDOF) Phase I auction and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit- capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to the RDOF locations by December 31, 2027, with interim target milestones over this period.

Our Priorities and Competitive Strengths

Modernization Plan

Following a comprehensive study of the best use of excess cash flow for reinvestment, Frontier is pursuing an extensive fiber build-out plan (the “Modernization Plan”) combined with execution on ongoing operational turnaround initiatives. The Modernization Plan, which aims to drive continued growth and increasing penetration of fiber to incremental locations, targets projects with high expected internal rate of return (“IRR”) opportunities based on available reinvestment dollars. Under the Modernization Plan, Frontier expects to nearly double its fiber footprint and subscribers, passing approximately 3.0 million incremental locations with fiber and adding approximately 1.2 million broadband subscribers over the next several years, with additional growth possible.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Positive Market Forces

Nation-wide, increased broadband speed is a main focus of consumers and businesses. We believe that the continued increase in the number of connected devices in the average household, along with rising demand for internet-delivered video services (Over The Top, or OTT video) enabled by rising broadband speeds, will further drive total data consumption. Our Modernization Plan is intended to capitalize on these industry trends.

Significant Network and Opportunities

Our current network passes by approximately 14.0 million consumer broadband enabled locations, consisting of 11.0 million copper passings and 3.0 million fiber passings. At December 31, 2020, we had approximately 1.2 million fiber broadband customers, representing an approximate 40% fiber penetration rate across our footprint. We believe there are opportunities for fiber upgrades within our existing footprint, including business locations and wireless towers, as well as adjacent areas. Our copper network includes 11.0 million consumer premises, of which 3.0 million we plan to upgrade to fiber under our Modernization Plan and another 8.0 million that we may seek to convert into fiber and further penetrate existing markets. We plan to leverage installed assets and resources, such as conduit, rights-of-way, field service, and distribution and billing, to enable efficient technology conversion and profitable market penetration. We also believe there is significant opportunity to enhance cash flow by improving our existing operations, including through improving product and service capabilities to enhance customer satisfaction and reduce churn.

Improving Operational Efficiency and Profitability

Our initiatives are driven by our broader strategy of shifting focus towards a higher performance, data-driven product suite, and away from legacy products. We have implemented a number of operational initiatives across our business, including customer churn reduction initiatives, reducing content costs in our video product and deemphasizing video bundles, and transforming our enterprise sales force. Our strategic initiatives enabled us to achieve six consecutive quarters of positive net fiber broadband additions and a year-over-year improvement in net losses in copper markets as of the December 31, 2020. Moreover, we have achieved significant repricing and reduction of video gross additions, while still maintaining positive broadband net additions. Finally, we continue to execute on our video strategy of achieving savings by renegotiating contracts to lower content costs or dropping channels entirely. In our Commercial business in particular, we are committed to improving our relationships with our wholesale customers and are transitioning to a more productive enterprise sales force focused on cultivating relationships with the existing customer base, minimizing churn, and driving efficient sales of core strategic products.

Restructured Balance Sheet and Cash Flow Generation to Drive Reinvestment

Our Chapter 11 restructuring is expected to eliminate approximately $11 billion of debt from our balance sheet upon emergence, which will enable significant annual interest savings. We expect this will provide flexibility to reinvest in fiber upgrades at attractive returns or pursue further deleveraging. However, this may not be indicative of our actual financial condition upon emergence, and it is possible that changes to the Plan may occur prior to or in connection with our emergence from bankruptcy, which could result in material differences to our capitalization and financial condition upon emergence. See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity—" We believe our excess cash flow can be invested back into the business at very compelling risk adjusted returns based upon potential expansion and growth opportunities identified.

Our Customers

We conduct business with both consumer and commercial customers.

Consumer

We provide broadband, video, voice and other services and products to our consumer customers. We deliver these services generally over a combination of fiber and copper-based networks.

Commercial (small and medium businesses and larger enterprise customers (SME) as well as wholesale customers)

We provide a broad range of services to our SME and wholesale customers, including broadband service, ethernet service, traditional circuit-based services, software defined wide area network (SDWAN), managed Wi-Fi and cloud IT solutions, voice and Unified Communications as a Service (UCaaS) services and Voice over Internet Protocol (VoIP). We also offer advanced hardware and network solutions and services.

oSmall Business: Mostly single-location businesses that subscribe to our traditional circuit-based services, the smallest of which have purchase patterns similar to consumer customers.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

oMedium Businesses and Large Enterprise: Fortune 1000, multi-location companies, government entities, educational institutions, non-profits and small businesses that subscribe to ethernet based services.

oWholesale: Wholesale customers are often referred to as carriers or service providers and include national operators such as AT&T and Verizon; local exchange companies that need to access locations within Frontier’s footprint to offer local services; and wireless carriers and integrated carriers that offer a variety of services across all of these categories. Wholesale customers buy both voice and data services to supplement their own network infrastructure.

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

Video services: We provide direct linear video services in portions of California, Texas, Florida, Indiana, Connecticut, North Carolina, South Carolina, Minnesota, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with Dish Network Corp. (Dish) in all of our markets. We also offer over-the-top (OTT) video service to our customers under referral agreements with OTT providers in all of our markets.

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

Advanced hardware and network solutions: We offer our SME customers various hardware and network solutions utilizing cloud functionality, including end-to-end solutions like cloud managed services and Managed Wireless LAN, as well as providing customer premise equipment (CPE). We offer third-party communications equipment tailored to their specific business needs by partnering with Mitel, Cisco, Ingram Micro, Airbus, Avaya, Hewlett Packard, Adtran and other equipment manufacturers. CPE is typically sold in conjunction with voice, data and Internet services, but may also be sold on a standalone basis.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

We connect to households and business locations in our service territory using a combination of fiber optic, copper and wireless technologies. In some cases, we provide direct fiber into a residence or a business premises. In other cases, a location is served with a hybrid combination of fiber and copper. Residences in our service territory are served by fiber-to-the-home and by fiber-to-the-node, meaning fiber carries the traffic to an intermediate location where the signals are converted to copper wire for the final delivery to the household. We provide data, video, and voice services to customers over both of these architectures. Additionally, fixed wireless broadband (FWB) will play an important part of our future broadband strategy and is deployed for some business ethernet services. FWB is delivered by the use of an antenna on a Frontier base location and another antenna at the customer location.

Competition

For the large majority of premises passed, we currently face competition from no more than one wireline competitor, including a portion of our footprint does not currently face any wireline competition. Moreover, we operate in many dense, urban markets with favorable demographic characteristics, including higher income and/or lower age, each of which correlate to higher broadband usage.

Competition within the communications industry is intense. Technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers, including Frontier. More market participants are now competing to meet the communications needs of the same customer base, thus increasing competitive pressures. Many of these service providers are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years. Many of our competitors are larger, have stronger brand recognition, have more service offerings and have greater financial resources than we currently do. All of these factors create downward pressure on the demand for and pricing of our services. In addition to traditional communication providers we have competition with the following:

-Cable operators: In a majority of our markets, cable operators offer high speed Internet, video and voice services similar to ours, and compete with us aggressively for consumer and business customers on speed and price primarily by marketing with significant promotional period pricing.

-Wireless carriers: Wireless operators offer broadband, video and voice services and compete with us for consumer and business customers by offering increasingly larger data packages that utilize the latest 5G technology to mobile customers. As a result, the percentage of premises with landline telephone service has been declining, a trend we expect will continue.

-Online video providers: Many consumers are opting for OTT video services rather than traditional, multi-channel video. In response, we have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services. The percentage of premises with a traditional, multi-channel video product has declined, a trend we expect will continue.

Competition for consumer customers is based on price, bandwidth, quality and speed of service, including promotions as well as bundling of service offerings. Competition comes from other communications providers, cable operators, Competitive Local Exchange Companies (CLECs) and other enterprises. Our focus is to improve our customers’ experience through the deployment of efficient responses for their specific needs. This will improve the overall service quality provided and encourage migration to higher speed internet services. Some consumer customers prefer the convenience and discounts available when voice, data, Internet and or video services are bundled by a single provider. To address this demand, we offer satellite TV video service through a partnership with Dish® in areas where we don’t otherwise have our own video capabilities.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet such restrictions may result in penalties or other obligations, including subjecting the Company to additional reporting and compliance obligations. As part of its required regulatory approval to emerge from Chapter 11, the Company has also agreed to and been required by certain states to comply with additional service quality, expenditures, reporting and other requirements. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states in which we operate, we are subject to rate of return regulation that limits levels of earnings and returns on investments. Approximately 17% of our total access lines as of December 31, 2020 are in state jurisdictions under the rate of return regulatory model. We continue to advocate for no or reduced regulation with the regulatory agencies in those states. In some of the states we operate in we have already been successful in reducing or eliminating price regulation on end-user services.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

The current status of material regulatory initiatives is as follows:

Connect America Fund (CAF)/ Rural Digital Opportunity Fund (RDOF): In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support and in return the Company is committed to make broadband available to approximately 774,000 locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. The CAF II funding runs through 2021.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF), a competitive reverse auction to provide support to serve high cost areas. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020, and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to the RDOF locations by December 31, 2027, with interim target milestones over this period.

After the FCC completes its current requirement to update its broadband maps with more granular broadband availability information, the FCC plans to hold a second auction for any remaining locations with the remaining funding, expected to be up to approximately $11.2 billion.

Intercarrier Compensation: In the 2011 Universal Service Fund (USF)/Intercarrier Compensation (ICC) Report and Order (the 2011 Order), the FCC reformed Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of interstate switched traffic and began a multi-year transition to the new rates. The 2011 Order provided for the gradual elimination of effectively all terminating traffic charges by July 2017. The 2011 Order did not resolve all questions on originating access rates, however in an October 2020 order, the FCC adopted a 2-year transition of 1-800 (toll free) switched access charges to zero beginning July 2021, thus further reducing this declining revenue stream. The FCC continues to consider the possibility of a transition of originating access rates, and the potential impact on Frontier from such a change, if any, is unknown at this time. Our total revenue for Intercarrier Compensation was $3 million for the year ended December 31, 2020.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Intrastate Services: Some state regulatory commissions regulate some of the rates ILECs charge for intrastate services, including originating switched access rates for intrastate access services paid by providers of intrastate long-distance services. Some states also have their own open proceedings to address reform to originating intrastate access charges and other intercarrier compensation and state universal service funds. Although the FCC has pre-empted state jurisdiction on most access charges, some states could consider moving forward with their proceedings. We cannot predict when or how these matters will be decided or the effect on our subsidy or switched access revenues. Our total revenue for Intrastate switched access services was $30 million for the year ended December 31, 2020, spread across all the states we serve.

Current and Potential Internet Regulatory Obligations: On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. We anticipate that this ruling will be appealed. California’s network neutrality provisions will remain on hold until all appeals of this case have been exhausted. It is unclear whether pending or future appeals will have any impact on the regulatory structure, and it is unclear the degree to which the outcome of the November 2020 elections may impact federal legislative or regulatory action on net neutrality issues.

Privacy: Privacy-related legislation has been considered in a number of states. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that, effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. It is unclear the degree to which the outcome of the November 2020 elections may impact federal legislative or regulatory action around privacy.

Coronavirus/COVID-19: On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed (i) not to terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open its Wi-Fi hotspots to any American who needs them. The Keep Americans Connected Pledge expired on June 30, 2020; however, state and federal governments continue to ask companies to aid in pandemic response. A number of the states we operate in have issued executive orders prohibiting the disconnection of services for customers for the length of the state of emergency and/or otherwise restrict the assessment of late fees during the pandemic. While certain customers have taken advantage of our COVID-19 related relief programs, as of December 31, 2020, very few had past due balances beyond the point of normal disconnection. Given the unprecedented and evolving nature of the pandemic and the evolving response of multiple levels of government, the impact of potential changes on the Company are not fully known at this time.

For information on the tax-related legislative response to the COVID-19 pandemic, see “Risk Factors―Risks Related to the Restructuring, Our Indebtedness and Liquidity―We may not be able to fully utilize our net operating loss and other tax carryforwards.” and “Risks Related to Regulation and Oversight―Tax legislation may adversely affect our business and financial condition.”

Video Programming

Federal, state and local governments extensively regulate the video services industry. Our linear video services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming in some of our markets in California, Connecticut, Florida, Illinois, Indiana, Minnesota, New York, North Carolina, Ohio, South Carolina, and Texas pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities. Most franchises are subject to termination proceedings in the event of a material breach or expire in the ordinary course. In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Our agreement with Verizon for use of the FiOS brand and trademark in markets acquired from them will expire on March 31, 2021 and will not be renewed or extended. Frontier is in the process of rebranding our related data and video services as Frontier FiberOptic Internet and Frontier TV, respectively.

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

Human Capital Resources

As of December 31, 2020, we had approximately 16,200 employees, as compared to approximately 18,300 employees as of December 31, 2019. During 2020, reduction in workforce activities resulted in the separation of approximately 35 employees. In addition, 950 employees, including 742 employees represented by unions, were transferred with the sale of our Northwest Operations in May 2020. As of December 31, 2020, approximately 11,300 of our total employees are represented by unions including approximately 3,200 employees covered by collective bargaining agreements that have expired but have been extended into 2021. Of the union-represented employees as of December 31, 2020, approximately 6,100 employees are covered by collective bargaining agreements that expire in 2021 and approximately 1,800 employees are covered by collective bargaining agreements that expire in 2022. We consider our relations with our employees to be good.

Our workforce is currently supplemented by about 525 contract workers, primarily supporting the technology and field operations groups. We are a federal contractor and follow the rules set forth by the Department of Labor Office of Compliance (OFCCP), including those applicable to recruiting, hiring and diversity.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Our human resources programs are designed to balance the priorities of our customers, employees and stakeholders. Selected key programs include:

•We offer competitive compensation packages targeted to market levels. Our benefit programs are designed to provide a safety-net to help our employees focus on our customers while managing the costs to participants and the Company.

•Compensation and benefits for our union employees are defined in our collective bargaining agreements.

•We foster employee skills and development through comprehensive training programs. For example, we provide continuous training to our customer facing employees on our latest technology and services to help facilitate a better customer experience.  We also provide ongoing safety training to our field technicians to ensure both the safety of our employees and our customers.

•We provide tuition reimbursement programs to encourage personal and professional growth.

•We provide leadership development and coaching programs designed to grow leadership capacity, develop greater self-awareness and build a robust leadership pipeline.

•In response to COVID-19, we acted quickly and decisively to protect our employees and customers, avoiding furloughs and minimizing impacts to our customers.

We have operations in four large metropolitan areas as well as thousands of rural hubs across our 25-state footprint. In many of these areas, Frontier is a significant employer and contributor to the local economy. In this capacity we seek to provide grass roots support for local projects that benefit the communities that we serve. Further, we participate in the FCC’s CAF (now RDOF) programs which provide support for Frontier to establish and provide broadband service in underserved areas.

As we execute on our modernization plan and related operational initiatives, key priorities will include elevating our corporate culture, enhancing and fostering diversity and inclusion across our corporation and ensuring that our workforce is appropriately aligned with key business initiatives.

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

(DEBTOR-IN-POSSESSION)

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

•our ability to successfully consummate the Restructuring of our existing debt, existing equity interests, and certain other obligations, and emerge from the Chapter 11 Cases, including by satisfying both the conditions in the Plan and the conditions and milestones in the Restructuring Support Agreement;

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

•the effects of the Restructuring and the Chapter 11 Cases on us and the interests of various constituents;

•risks and uncertainties associated with the Restructuring, including our ability to satisfy the conditions precedent for effectiveness of and successfully consummate the Restructuring in accordance with the Plan under the Chapter 11 Cases;

•our ability to comply with the restrictions imposed by covenants in our DIP Financing and expected to be imposed by our exit financing;

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

•declines in Adjusted EBITDA relative to historical levels that we are unable to offset through potential EBITDA enhancements;

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

•changes to our board of directors and management team upon our emergence from bankruptcy or in anticipation of emergence, and our ability to hire or retain key personnel;

•our ability to dispose of certain assets or asset groups on terms that are attractive to us, or at all;

•the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors and our ability to obtain future subsidies, including expiration of CAF II funding and, future RDOF funding and participation in the next round of the RDOF program;

•our ability to meet our CAF Phase II and RDOF obligations and the risk of penalties or obligations to return certain CAF Phase II and/or RDOF funds;

•our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

•our ability to comply with applicable federal and state consumer protection requirements, including agreements entered into with regulators related to consumer protection issues;

•the effects of state regulatory requirements that could limit our ability to transfer cash among our subsidiaries or dividend funds up to the parent company;

•the effects of governmental legislation and regulation on our business, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

•the impact of regulatory, investigative and legal proceedings and legal compliance risks, including failure to comply with Restructuring-related obligations imposed by Federal and State regulators and/or agreed to by the Company;

•government infrastructure projects (such as highway construction) that impact our investment plans and costs;

•continued reductions in switched access revenues as a result of regulation, competition or technology substitutions;

•our ability to effectively manage service quality in the states in which we operate and meet mandated or agreed upon service quality metrics;

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

•our ability to successfully renegotiate union contracts;

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets, which could require us to make increased contributions to the pension plan in 2020 and beyond;

•adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the coronavirus global pandemic, or other adverse public health developments;

•potential adverse impacts of the COVID-19 pandemic on our business and operations, including potential disruptions to the work of our employees arising from health and safety measures such as social distancing and working remotely, our ability to effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors as well as their abilities to perform under current or proposed arrangements with us, and stress on our supply chain; and

•trading price and volatility of our common stock, risks related to the delisting of our common stock from the

Nasdaq Global Select Market and the cancellation of our common stock contemplated by the Plan.

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

(DEBTOR-IN-POSSESSION)

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

Risks Related to the Restructuring, Our Indebtedness and Liquidity

There is no assurance that we will be able to successfully complete the Restructuring contemplated in the Plan, creating substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Our ability to consummate the Restructuring is subject to risks and uncertainties many of which are beyond our control. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully consummate the Restructuring on the terms set forth in the Plan, or at all, or realize all or any of the expected benefits from the Restructuring. See Note 3 of the notes to consolidated financial statements contained herein for more information on the Restructuring and the risks related thereto.

We have sought the protection of the Bankruptcy Court, which subjects us to the risks and uncertainties associated with bankruptcy and may harm our business.

We have sought the protection of the Bankruptcy Court and as a result our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Our senior management has been required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Other significant risks include the following:

•our ability to consummate the Plan;

•the high costs of bankruptcy and related fees;

•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;

•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•our ability to maintain contracts that are critical to our operations; and

•the actions and decisions of our debtholders and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in the Chapter 11 Cases could increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan may be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, some of which would give any consenting unsecured noteholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to consummate the Plan. For example, the breach in any material respect by any of the Debtors of the representations, warranties and covenants set forth therein; the issuance by any governmental authority of any order that would be expected to prevent the consummation of the Restructuring Transactions (as defined in the Restructuring Support Agreement); an order or motion seeking the entry of an order dismissing one or more of the Chapter 11 Cases or converting the Chapter 11 Cases to a case under chapter 7; failure to meet any milestone under the Restructuring Support Agreement; the proposal or support of any plan of liquidation, asset sale of all or substantially all of the Debtor’s assets or plan of reorganization other than the Plan, among others. If the Restructuring Support Agreement is terminated, we may be unable to consummate the Plan, and there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Plan that has been confirmed. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our suppliers, service providers, customers, employees, and other third parties.

The consummation of the transactions contemplated by the Plan may not occur.

We will not complete the transactions contemplated by the Plan unless and until all conditions precedent to the consummation of the Plan are satisfied or waived. Those conditions include:

•the entry by the Bankruptcy Court of the Confirmation Order, with such Confirmation Order being a final order and in full force and effect;

•the issuance of the Reorganized Company’s new common stock;

•the issuance of Takeback Debt;

•the receipt of certain regulatory approvals, including from the FCC and state-level public utilities commissions; and

•such other conditions as mutually agreed by the Company and each of its direct and indirect subsidiaries that has executed the Restructuring Support Agreement and the Required Consenting Noteholders. (as defined herein).

Some of these conditions are not under our control. There can be no assurance that any or all of the conditions precedent will be satisfied or waived or that these transactions will be completed as currently contemplated or at all. Even if these transactions are completed, they may not be completed on the anticipated schedule or terms. If these transactions are not completed on the anticipated schedule or terms, we may incur significant additional costs and expenses.

We will have a significant amount of indebtedness upon emergence and we may still be able to incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.

Under the Plan, we expect that we will have indebtedness of approximately $5.8 billion upon emergence of which approximately $5.1 billion will be secured, without giving effect to the potential issuance of takeback debt that is contemplated under the Plan. We may also be able to incur substantial additional indebtedness in the future. Although, the terms of the agreements currently governing our existing indebtedness restrict our and our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•limitations on our ability to obtain additional debt or equity financing on favorable terms or at all;

•instances in which we are unable to comply with the covenants contained in our indentures and credit agreements or to generate cash sufficient to make required debt payments, which

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

•the possibility that we may trigger the springing maturity provisions in our credit agreements;

•the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flows available for other purposes, including capital expenditures and dividends that would otherwise improve our competitive position, results of operations or stock price;

•requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications industry; and

•the possibility of our being put at a competitive disadvantage with competitors who, relative to their size, do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

In addition, our New First Lien Notes and New Second Lien Notes, as well as our subsidiary indebtedness are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners can be negatively impacted if they deem us a credit risk as a result of our credit rating.

The agreements governing our current indebtedness, and the terms of future indebtedness including the exit facilities and takeback debt, contain or will contain various covenants that impose restrictions on us and certain of our subsidiaries that may reduce our operating and financial flexibility and we may not be able to satisfy our obligations under these or other, future debt arrangements.

We face significant operational and industry challenges. Pressures on our business are resulting in a continued deterioration in revenue and liquidity and there is a lower outlook for our industry as a whole. While we have undertaken initiatives to strengthen our business, we have experienced significant challenges in achieving improvements in revenue and customer trends.

The terms of our DIP financing contain, and we expect that the terms of our exit financing and takeback debt will contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•incur additional debt and issue preferred stock;

•incur or create liens;

•redeem and/or prepay certain debt;

•pay dividends on our stock or repurchase stock;

•make certain investments;

•engage in specified sales of assets;

•enter into transactions with affiliates; and

•engage in consolidation, mergers and acquisitions.

In addition, the exit facilities will require us to comply with specified financial ratios, including a maximum first lien coverage ratio. Any future indebtedness may also require us to comply with similar or other covenants.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

financing. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the notes.

Frontier is primarily a holding company and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed, and others may consider imposing, on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

We expect to be subject to claims that will not be discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the effectiveness of a plan of reorganization discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the Plan or the Confirmation Order. The Plan provides that holders of general unsecured claims, including, but not limited to, litigation claims against us and/or our subsidiaries, will have their claims “ride through” the bankruptcy, meaning there is no bar to or discharge of these claims.

In particular, litigation claims against us will survive the bankruptcy and those claims may be pursued against us on or after the Effective Date, including but not limited to the amended consolidated class action complaint filed in the United States District Court for the District of Connecticut on April 30, 2018 on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings asserting, among other things, violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act in connection with certain disclosures relating to the CTF Acquisition, and seeking damages and equitable and injunctive relief, and related derivative complaints against current and former directors. See Note 22 to our Consolidated Financial Statements for further information.

To the extent such claims could have been asserted prior to bankruptcy or arose during the bankruptcy, such claims can be asserted after we emerge from bankruptcy.

In addition to potential liability for claims asserted against us, we will have ongoing obligations to indemnify our former officers and directors and certain underwriters in connection with litigation as we did before the bankruptcy. In particular, claims continue to be pursued against us and certain of our current and former directors and officers as well as certain underwriters, in connection with the securities class action described above. These claims consist of claims under the Federal securities laws related to, among other things, allegedly misleading statements or omissions with respect to certain disclosures relating to the CTF Acquisition. In addition to potential liability for claims asserted against us, we also have ongoing obligations to indemnify our officers and directors in connection with this litigation, as well as obligations to indemnify the underwriters of the relevant securities offering. To the extent we have any obligations to indemnify our directors and officers or the underwriters in connection with this litigation, such obligations will remain our obligations during and after the bankruptcy. Any such indemnification obligations could be material.

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimated. This investigation will continue despite our bankruptcy. While we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual, the timing and ultimate outcome are uncertain.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The outcome and timing of these potential matters is uncertain, and it is possible that any one or more of these matters could result in material costs, penalties, fines, sanctions or injunctive relief. As a result, an adverse ruling with respect to these potential matters could have a material impact on our financial condition, results of operations, liquidity, and cash flows.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring is protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.

In certain instances, the Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code.

Following commencement of the Chapter 11 Cases, upon a showing of cause, the Bankruptcy Court may convert such Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code (Chapter 7). In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under the Plan. Upon emergence from bankruptcy, we expect to adopt fresh-start accounting in accordance with ASC 852, Reorganizations. Under fresh-start accounting rules that we expect will apply to us upon the Effective Date, our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero. In addition, we may adopt accounting policy changes as part of fresh-start accounting and such policies could result in material changes to our financial reporting and results. Accordingly, we expect that our financial condition and results of operations following our emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. In connection with our emergence from Chapter 11, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Any such charges could be material to our financial condition, results of operations, liquidity, and cash flows.

Upon emergence from bankruptcy, the composition of our board of directors will, and our management team may, change significantly.

Under the Plan, the composition of our board of directors will change significantly upon emergence. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who currently serve on our board of directors. For example, it was announced on September 1, 2020 that John Stratton has been selected to serve as executive chairman of our board of directors from emergence. While we expect to engage in an

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

orderly transition process as we integrate newly appointed board members, our board of directors following emergence from bankruptcy may have different views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Pursuant to the Restructuring Support Agreement, the finance committee of our board of directors together with the Management Selection Designees (as defined therein) commenced a management selection process for the Reorganized Company with respect to certain key management positions. Arising out of this process, we recently announced that Nick Jeffery will become Chief Executive Officer as of March 4, 2021 and will join our board of directors upon emergence. The composition of our management team may continue to change significantly. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or changes in the composition of our management team could materially and adversely affect our ability to execute their strategy and implement operational initiatives and have a material and adverse effect on our financial condition, liquidity and results of operations.

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

We made contributions of $64 million and $166 million to our pension plan in 2020 and 2019, respectively, and we expect to continue to make contributions in future years. Required pension plan contributions for the fiscal year 2020 were estimated to be $184 million, including interest owed on contribution deferrals. Certain provisions of the CARES Act permit employers to postpone making pension contributions due in 2020 until January 4, 2021 and we postponed the remaining 2020 contributions of approximately $147 million, in the aggregate, as permitted by the CARES Act. In addition, we filed an application with the IRS for a waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the pension plan year beginning January 1, 2020. With the waiver we would spread the 2020 contribution, determined as of January 1, 2020 (approximately $173 million in total), over the five subsequent plan years, in addition to the minimum contributions owed for those plan years.

Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. Any future contribution to our pension plan could be material, and could have a material adverse effect on our liquidity by reducing cash flows.

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements.

Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases, lump sum payments, and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Changes in the pension assumptions could have a material impact on pension costs and obligations, and could in turn have a material adverse effect on our earnings, equity and funding requirements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

We may not be able to fully utilize our net operating loss and other tax carryforwards.

As of December 31, 2020, we had federal net operating loss (NOLs) carryforwards of approximately $1.8 billion and state NOL carryforwards of approximately $9.9 billion. However, our ability to utilize these NOLs to offset taxable income may be limited in the future.

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

Furthermore, to the extent our NOLs were generated in taxable years beginning before January 1, 2018 (and therefore can only be carried forward for 20 years), we may not be able to generate sufficient taxable income to utilize our NOLs before they expire.

In an effort to safeguard our NOLs, our Board of Directors adopted a shareholder rights plan in July 2019, under which Frontier’s shareholders of record as of the close of business on July 11, 2019 received one preferred share purchase right for each share of common stock outstanding. Pursuant to the rights plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Frontier’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Frontier at a significant discount and result in significant dilution in the economic interest and voting power of the acquiring shareholder or group. Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in an “ownership change”. Prior to the filing of the Chapter 11 Cases, we determined that the Restructuring, the entry into the Restructuring Support Agreement, the approval of the Plan, the entry into the Definitive Documents (as defined in the Plan), and the consummation of the Restructuring and the other transactions contemplated by the Plan and the Definitive Documents are an “Exempted Transaction” as defined in the Rights Plan.

On May 26, 2020, in connection with Frontier’s Chapter 11 cases, the U.S. Bankruptcy Court for the Southern District of New York entered an order approving certain notification and hearing procedures for transfers of, and declarations of worthlessness with respect to, beneficial ownership of common stock (the “Order”). The Order is designed to protect Frontier’s NOL carryforwards from the effect of a premature “ownership change”, and to preserve Frontier’s ability to rely on certain favorable rules that can apply to “ownership changes” occurring in connection with the implementation of a bankruptcy plan of reorganization, but we cannot guarantee that we will be able to fully protect the NOL carryforwards. The Order requires “substantial shareholders” and “50-percent shareholders” (each as defined therein), and certain persons that might become a substantial shareholder or 50- percent shareholder, to provide notice before making certain transfers of beneficial ownership of common stock or declaring its beneficial ownership of stock worthless for U.S. income tax purposes, respectively. After receiving notice, Frontier is permitted to object, whereupon such action remains ineffective pending final resolution. Any action taken in violation of such procedures is invalid.

The impact of the Restructuring on our tax attributes such as federal and state NOLs and deferred tax asset relating to disallowed interest expense (“relevant DTAs”) will depend on whether the Restructuring is structured for tax purposes as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, we anticipate that our relevant DTAs (if any) remaining after the Restructuring will not be available to the Reorganized Company (the common parent of New Frontier Issuer’s consolidated federal tax group). If structured as a recapitalization, we anticipate that we will experience an ownership change, and thus our relevant DTAs (if any) remaining after the restructuring will be subject to limitation, such that the Reorganized Company may not derive all of the benefits of any such remaining NOLs. While not free from doubt, we expect that the Restructuring will be structured as a taxable disposition of substantially all of our assets and/or subsidiary stock, in which case our relevant DTAs will not be available to the Reorganized Company. In either case, the consummation of the Restructuring may

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

have an adverse tax impact on us and could give rise to U.S. federal, state or local income tax liabilities. If an “ownership change” were to occur prior to the conclusion of the Restructuring, any tax liability recognized in connection with the Restructuring, particularly if the Restructuring is structured as a taxable disposition of substantially all of our assets and/or subsidiary stock, could be meaningfully increased.

Risks Related to Our Business

If our current and future initiatives to increase our revenues, profitability and cash flows are unsuccessful, our financial position and results of operations will be negatively and adversely impacted.

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and borrowing under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, and fund our pension and other employee benefit obligations. We continue to experience revenue declines as compared to prior years. We have undertaken, and expect to continue to undertake, programs and initiatives with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. In particular, under our modernization plan we intend to grow our fiber network and optimize our existing copper network at attractive IRRs in order to increase our revenues and customer trends, and in turn increase our profitability and cash flows. These programs and initiatives require significant resources and may divert attention from ongoing operations and other strategic initiatives. Despite similar efforts in the past, we have historically experienced significant challenges in achieving improvements in revenue and customer trends. For example, in the second quarter of 2019, we significantly reduced our forecast for the anticipated long-term results of a transformation program and we continue to evolve our operational strategies and priorities.

There can be no assurance that our current and future initiatives and programs will be successful, and even if they are successful, the actual returns from these programs and initiatives may be less than anticipated or may take longer to realize than we anticipate. For example, we may not reach our targets to expand our existing fiber network on the timelines we anticipate, or at all. If current and future programs and initiatives are unsuccessful, result in lower returns than we anticipate, or take longer than we anticipate, it could have a material adverse effect on our financial position and our results of operations.

The effects of COVID-19, including its impact on market conditions, may adversely impact our business and hinder our exit financing and our ability to emerge from Chapter 11.

The outbreak of COVID-19 and the resulting economic downturn have adversely affected the financial markets and the economy more generally and could result in an economic downturn, which could adversely impact our business. As of December 31, 2020, the markets remain volatile and the economic outlook remains uncertain. We are relying on the equity and debt capital markets in order to finance our emergence from Chapter 11. Adverse capital market conditions related to COVID-19 (or otherwise) could make it more difficult or expensive, or even infeasible, to emerge from Chapter 11 through the use of one or more capital market financing transactions.

With more people staying at home and an increased reliance on broadband and telephone networks, the FCC issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees through June 30, 2020 for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. The initial Keep Americans Connected Pledge has expired; however, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of December 31, 2020, very few had past due balances beyond the point of normal disconnection. Given the unprecedented and evolving nature of the pandemic and the swift moving response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of these changes and potential changes on the Company are unknown at this time.

While overall the operational and financial impacts to our business of the COVID-19 pandemic for the year ended December 31, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

by higher residential activations and lower churn, but there can be no assurance they will continue to be offset. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

In addition to committing to the Keep Americans Connected Pledge, our response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. Through December 31, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work, and resulted in disruptions to our supply chain or other aspects of our business.

Additionally, potential longer-term impacts of COVID-19 on our business include the potential for higher borrowing costs due to the increasing difference in the higher yield of lower-rated debt as compared to the lower yield of higher-rated debt of similar maturity and incremental financing needs. Our analysis of the potential impact of COVID-19 is subject to change. We are unable to predict the timing, duration or intensity of the COVID-19 situation and its effects on the business and general economic conditions in the United States of America. We continue to monitor and assess the impact of the COVID-19 pandemic. Our financial condition, results of operations, liquidity and cash flows could be significantly affected by the outbreak of the COVID-19 pandemic.

There can be no assurance as to the effect that the Transactions and Chapter 11 Cases will have on our relationships with our business partners.

There can be no assurance as to the effect that the Transactions and being in Chapter 11 Cases will have on our relationships with our suppliers, customers, service providers or employees, nor can there be any assurance as to the effect on such relationships of any delay in the completion of the Transactions. To the extent that any of these events result in the tightening of payment or credit terms, increases in the price of supplied goods, or the loss of one or more major customers, service providers or key employees, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We face intense competition.

The communications industry is extremely competitive. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs, internet service providers, wireless companies, OTT, VoIP providers and cable companies, some of which may be subject to less regulation than we are. These entities may provide services competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our markets that are competitive with or superior to our copper-based networks in those markets. Several competitors were successful bidders in the RDOF auction in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless and cable providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Further, our network and information systems are subject to various risks related to third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. Similarly, we rely on employees in our network operations centers, data centers, call centers and retail stores to follow our procedures when handling sensitive information. While we select our third-party business partners and employees carefully, we do not control their actions, which could expose us to cyber-security risks. In addition, our customers using our network to access the Internet may become victim to malicious and abusive Internet activities, such as unsolicited mass advertising (or spam), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software; these activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

While we maintain security measures, disaster recovery plans and business continuity plans for our business and are continuously working to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we are the subject of increasingly frequent cyber-attacks. Any unauthorized access, computer viruses, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; government investigations and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition or cash flows.

Our business is sensitive to continued relationships with our wholesale customers.

We have substantial business relationships with other communications carriers for which we provide service. We seek to maintain and grow our business with these customers, however we face significant competition for this wholesale business. Additionally, the Restructuring may make our business partners less willing to do business with us and could negatively impact our business. As a result, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of December 31, 2020, approximately 70% of our total employees were represented by unions and were subject to collective bargaining agreements. Of this unionized workforce, approximately 54% are covered by collective agreements that expire in 2021 and approximately 16% are covered by collective bargaining agreements that expire in 2022. In addition, approximately 30% of the unionized workforce are covered by collective bargaining agreements that are on extensions from the dates on which they originally expired in 2019 or 2020.

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

Negotiations with the providers of content for our video systems may not be successful, potentially resulting in our inability to carry certain programming channels on our video systems, which could result in the loss of subscribers. Alternatively, because of the power of some content providers, we may be forced to pay an increasing amount for some content, resulting in higher expenses and lower profitability.

We continue to execute on our video strategy of achieving savings by renegotiating contracts to lower content costs or dropping channels entirely. The content owners of the programming that we carry on our multichannel video systems are the exclusive provider of the channels they offer. If we are unable to reach a mutually-agreed contract with a content owner, including pricing and carriage provisions, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels. The loss of content could result in our loss of customers who place a high value on the particular content that is lost. In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one and carry and pay for content that customers do not value, in order to have access to other content that customers do value. Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations. As a result of these factors, the expense of content acquisition may continue to increase, and this could result in higher expenses and lower profitability.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

A portion of Frontier’s total revenues ($89 million, or 1% in 2020 and $102 million, or 1%, in 2019) are derived from switched access charges paid by other carriers for services we provide in originating intrastate and interstate long-distance traffic. Frontier expects a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The rates Frontier can charge for switched access are regulated by the FCC and state regulatory agencies.

In 2011, the FCC adopted the 2011 Order regarding Intercarrier Compensation, which is the payment framework that governs how carriers compensate each other for the exchange of voice traffic between carriers. However, the 2011 Order did not resolve all questions on Intercarrier Compensation. In an October 2020 order, the FCC adopted a 2-year transition of 1-800 (toll free) switched access charges to bill and keep beginning July 2021, thus further reducing this declining revenue stream. The FCC continues to consider the possibility of further reducing access rates in the future. We cannot predict when or how the FCC would implement any changes originating access rates, and future reductions in these revenues may directly affect our profitability and cash flows.

In April 2017, the FCC issued an order that resulted in substantial deregulation in a number of our markets for special access services where the market is determined to be competitive and the transport market nationwide. While some aspects of the 2017 Order were appealed by stakeholders the 8th Circuit issued a decision that upheld the majority of the 2017 Order. The FCC has since reaffirmed the portions of the 2017 Order that were vacated, and no party appealed the FCC’s second decision.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

A portion of Frontier’s total revenues ($344 million, or 5%, in 2020 and $365 million, or 4%, in 2019) are derived from federal and state subsidies for rural and high-cost support, that consists primarily of CAF II support, as well as Federal High Cost support and various state subsidies. The FCC’s 2011 Order changed how federal subsidies are calculated and disbursed. These changes transitioned the USF (Universal Service Fund), which supported voice services in high-cost areas, to the CAF (Connect America Fund), which supports broadband deployment in high-cost areas. In June 2015, we accepted the FCC’s offer of support to price cap carriers under the CAF Phase II program in 25 states, which, excluding the support related to the Northwest Operations divested on May 1, 2020, provides $313 million in annual support through 2021 in return for our commitment to make broadband available to households within our footprint.

On January 30, 2020, the FCC adopted an order establishing the RDOF program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022. The program will not be as favorable to us as the CAF Phase II program, and this program will result in a material reduction in the level of funding that we receive from the FCC under the CAF Phase II program (approximately $332 million in annual support) to approximately $37 million in annual support under RDOF beginning in 2022. Our inability to replace a substantial portion of this reduction, will in turn result in a material reduction in our revenue and operating income, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are required to contribute to the USF and the FCC allows us to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $193 million of revenue in 2020 and $221 million in 2019. Our inability to recover USF contributions could have a material adverse effect on our business or results of operations.

Future reductions in these subsidies, the inability to replace a substantial portion of our CAF II or RDOF funding, or our inability to recover USF contributions, could have a material adverse effect on our business or results of operations.

While we plan to implement a number of operational initiatives before and following our emergence from bankruptcy in order to realize certain cost savings, our ability to achieve such cost savings on a timely basis, or at all, is subject to various risks and assumptions by our management, which may or may not be realized. In addition, our ability to achieve such costs savings is subject to the incurrence of other costs in our operations, which may be material and may offset all or a portion of such cost savings. As a result, we may not be able to realize these anticipated cost savings on a timely basis or at all. Even if we do realize some or all of such cost savings, they may be insufficient to offset any reductions in subsidies or CAF Phase II funding we receive, or our inability to recover USF contributions.

Frontier and our industry will likely remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings. In addition, changes to the regulations that govern our business may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations, regulatory oversight, or changes to these regulations will affect Frontier’s operations or ability to compete in the future.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FCC rulemakings and state regulatory proceedings, including those relating to intercarrier compensation, universal service and broadband services, could have a substantial adverse impact on our operations.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, including those directed at privacy, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. Although the FCC has pre-empted state jurisdiction on network neutrality and privacy, many states, including California, have considered or are moving forward with legislation on these or other Internet-related issues. Multiple states have taken executive or legislative action directed at reinstating aspects of the FCC’s 2015 Order. We cannot predict whether the outcome of expected or pending challenges to the FCC’s order or subsequent state actions will prove beneficial or detrimental to our competitive position. It is also unclear the degree to which the outcome of the November 2020 elections may impact federal or state legislative or regulatory action on net neutrality and privacy issues.

We are subject to the oversight of certain federal and state agencies that have in the past, and may in the future, investigate or pursue enforcement actions against us relating to consumer protection matters.

Certain federal and state agencies, including state attorneys general, monitor and exercise oversight related to consumer protection matters, including those affecting the communications industry. Such agencies have in the past, and may in the future, choose to launch an inquiry or investigation of our business practices in response to customer complaints or other publicized customer service issues or disruptions, including regarding the failure to meet technological needs or expectations of our customers. Such inquiries or investigations could result in reputational harm, enforcement actions, litigation, fines, settlements and/or operational and financial conditions being placed on the company, any of which could materially and adversely affect our business.

We are subject to the oversight of certain federal and state regulatory agencies regarding commitments the Company made and others that were imposed by the regulatory agencies in association with securing federal and state regulatory approval for the Restructuring.

The Company made a number of affirmative commitments to federal and certain state regulators to secure approval for the Restructuring, including specific investment, broadband service deployment, service quality improvements, reporting, and compliance commitments. Regulators will monitor and may launch compliance inquiries or investigations and if the Company is found to have failed to comply with its obligations it could result in reputational harm, enforcement actions, litigation, penalties, fines, settlements and/or operational and financial conditions being placed on the Company, any of which could materially and adversely affect our business.

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

More recently, on March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The Company is continuing to evaluate the impact of this legislation on its consolidated financial position, results of operations, and cash flows. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the TCJA) may be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on the Company.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The determination of the benefit from (or provision for) income taxes requires complex estimations and significant judgments concerning the applicable tax laws. If in the future any element of tax legislation changes the related accounting guidance for income tax, it could affect our income tax position and we may need to adjust the benefit from (or provision for) income taxes accordingly.

Risks Related to Our Common Stock

Under the Plan, we currently anticipate that our common stock will be canceled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

The Plan provides that all equity interests of existing equity holders will be extinguished. Amounts invested by the holders of our common stock will not be recoverable and such securities will have no value. Trading prices for these securities may bear little or no relationship to the actual recovery, if any, by holders of in the Chapter 11 Cases. Furthermore, the Plan provides that certain holders of our debt will receive 100% of the common equity (the New Common Stock) of the Company or an entity formed to indirectly acquire substantially all of the assets and/or subsidiary stock of the Reorganized Company, subject to dilution by certain permitted management incentive plans. There can be no assurance that an active public trading market for our common stock will be sustained, or that there will be an active public trading market for the New Common Stock of the Reorganized Company.

As a result of our filing for protection under the federal bankruptcy laws, our common stock has been delisted from NASDAQ which could have a material adverse effect on our business, results of operations, financial condition, liquidity and stock price.

Following our filing for protection under the federal bankruptcy laws, our common stock was delisted from NASDAQ, which could negatively impact the trading price, trading volume, liquidity, availability of price quotations, news and analyst coverage of, and have other material adverse effects on, our common stock. Our common stock is now quoted on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “FTRCQ.” The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Additionally, the delisting may adversely impact the perception of the Company’s financial condition and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention. Each of these occurrences, individually or in the aggregate, could have a material adverse effect on our business.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Our gross investment in property, by category, as of December 31, 2020, was as follows:

($ in millions)

Land	$212
Buildings and leasehold improvements	2,139
General support	1,643
Central office/electronic circuit equipment	8,270
Poles	1,371
Cable, fiber and wire	11,883
Conduit	1,619
Construction work in progress	558
Total	$27,695

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

(DEBTOR-IN-POSSESSION)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTC Pink Sheets Market under the symbol “FTRCQ”. We paid no cash dividends to common shareholders in each of 2020 and 2019. See “Risk Factors—Risks Related to Our Common Stock” for information on the delisting of our common stock and the risks related thereto.

As of February 26, 2021, the number of security holders of record of our common stock was 215,273. This information was obtained from our transfer agent, Computershare Inc.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

October 1, 2020 to October 31, 2020
Employee Transactions (1)	-	$-

November 1, 2020 to November 30, 2020
Employee Transactions (1)	-	$-

December 1, 2020 to December 31, 2020
Employee Transactions (1)	-	$-

Totals October 1, 2020 to December 31, 2020
Employee Transactions (1)	-	$-

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Item 6. Selected Financial Data

The following tables present selected historical consolidated financial information of Frontier for the periods indicated. The selected historical consolidated financial information of Frontier as of and for each of the five fiscal years in the period ended December 31, 2020 has been derived from Frontier’s historical consolidated financial statements. The selected historical consolidated financial information as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020, is derived from the audited historical consolidated financial statements of Frontier included elsewhere in this Annual Report. The selected historical consolidated financial information as of December 31, 2018, 2017 and 2016 and for each of the years ended December 31, 2017 and 2016 is derived from the audited historical consolidated financial statements of Frontier not included in this Annual Report.

	Year Ended December 31, (1) (2)
($ in millions, except per share amounts)	2020	2019	2018		2017	2016

Revenue (3)	$7,155	$8,107	$8,611		$9,128	$8,896
Operating Income (loss)	$959	$(4,873)	$827		$(1,483)	$911
Net loss (4) (5) (6) (7) (8) (9) (10)	$(402)	$(5,911)	$(643)		$(1,804)	$(373)
Net loss attributable to Frontier
common shareholders (4) (5) (6) (7) (8) (9) (10)	$(402)	$(5,911)	$(750)		$(2,018)	$(587)
Net loss attributable to Frontier
common shareholders per basic
and diluted share (4) (5) (6) (7) (8) (9) (10)	$(3.85)	$(56.80)	$(8.37)		$(25.99)	$(7.61)
Cash dividends declared (and paid) per
common share	$-	$-	$-		$3.42	$6.35
Cash dividends declared (and paid) per share
of Series A Preferred Stock share	$-	$-	$5.560	(11)	$11.125	$11.125

	As of December 31,
($ in millions)	2020	2019	2018		2017	2016

Total assets	$16,795	$17,488	$23,659		$24,884	$29,013
Long-term debt (12)	$-	$16,308	$16,358		$16,970	$17,560
Total shareholders' equity (deficit)	$(4,900)	$(4,394)	$1,600		$2,274	$4,519

(1)Operating results include activities of the properties in California, Texas and Florida (the CTF Operations) from the date of their acquisition from Verizon on April 1, 2016 (the CTF Acquisition).

(2)Operating results include activities of its operations in Washington, Oregon, Idaho, and Montana (Northwest Operations) from January 1, 2020 through the date of sale, May 1, 2020.

(3)Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” as modified (ASC 606) using the modified retrospective method. Under this approach, prior period results were not restated to reflect the impact of ASC 606, resulting in limited comparability between 2019, 2018, and results in years prior to adoption.

(4)Operating results include pre-tax acquisition and integration costs of $25 million ($16 million after tax) and $436 million ($283 million after tax) for 2017 and 2016, respectively.

(5)Operating results include pre-tax restructuring costs and other charges of $87 million ($64 million after tax), $168 million ($128 million after tax), $35 million ($27 million after tax), $82 million ($52 million after tax) and $91 million ($59 million after tax) for 2020, 2019, 2018, 2017, and 2016, respectively.

(6)Operating results include pre-tax pension settlement costs of $159 million ($122 million after tax), $57 million ($43 million after tax), and $41 million ($31 million after tax for 2020, 2019 and 2018, respectively.

(7)Operating results include pre-tax goodwill impairment charges of $5,725 million ($5,201 million after tax), and $641 million ($568 million after tax) for 2019 and 2018, respectively.

(8)Operating results include pre-tax loss on the disposal of Northwest Operations of $162 million ($118 million after tax), and $466 million ($466 million after tax) for 2020 and 2019, respectively.

(9)Operating results include the pre-tax impacts of gains (losses) on retirement of debt of ($72) million ($41 million after tax), ($20) million ($16 million after tax), and $32 million ($24 million after tax) for 2020, 2019 and 2018, respectively.

(10)Operating results include pre-tax Reorganization items, net, of $409 million ($361 million net of tax) for 2020.

(11)Represents dividends on the Series A Preferred Stock, from January 1, 2019 through the conversion date of June 29, 2019.

(12)The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our debt obligations. As such we have reclassified $5,781 million to Long term debt due within one year and unsecured debt obligations of $10,949 million to Liabilities subject to compromise on our consolidated balance sheet as of December 31, 2020.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Overview

Frontier Communications Corporation (we, us, our, Frontier, or the Company, and following the reorganization pursuant to the Plan (as defined below), the Reorganized Company) is a leading provider of communications services in the United States. As of December 31, 2020, Frontier operates in 25 states and serves approximately 3.6 million customers, including 3.1 million broadband subscribers. We provide a broad portfolio of communications services, including data and internet services, video services, voice services, access services, and advanced hardware and network solutions for our consumer and commercial customers.

Following in-depth analysis and engagement with our stakeholders, we are pursuing a transformative restructuring process focused on restructuring the balance sheet, improving Frontier’s operations to better serve our customers, strategically repositioning Frontiers’ business to expand our fiber footprint nationally, and improving our leadership team through the acquisition of key talent.

Balance Sheet Restructuring

On April 14, 2020, Frontier and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan, the Reorganized Company Parties or the Reorganized Debtors) entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders) to facilitate the financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties. In connection therewith, on April 14, 2020 (the Petition Date), the Company Parties commenced cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).

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

Upon emergence from the Chapter 11 Cases, execution of the Plan will accomplish three strategic goals:

•Enable Frontier to become a stronger partner for customers to keep them connected to what matters most.

•Provide significant financial flexibility to accelerate transformation, invest in infrastructure, and drive operational efficiencies.

•Significantly improve Frontier’s capital structure and reduce outstanding debt by more than $10 billion.

We expect to emerge from bankruptcy with a meaningfully deleveraged balance sheet and ample liquidity, through a reduction of debt and annual interest expense that will provide financial flexibility to pursue operational and strategic initiatives.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

2020 Results

During the year ended December 31, 2020, Frontier reported operating income of $959 million and a net loss of $402 million. This compares to an operating loss of $4,873 million and a net loss of $5,911 million reported for the year ended December 31, 2019. Our 2020 results reflect $409 million of reorganization charges, a $162 million loss related to the sale our Northwest Operations described above, and $762 million of interest expense. Our 2019 results reflected goodwill impairment charges of $5,725 million, Interest expense of $1,535 million, a $446 million loss related to the sale of our Northwest Operations, and $168 million of Restructuring costs and other charges.

Reductions in certain expenses were the primary drivers for the improvement in our Operating Loss and Net Loss year over year. Reductions in our recognized goodwill impairment charges, losses related to the sale of our Northwest Operations, Restructuring and other costs, and interest expense, more than offset increases in Reorganization items, in 2020 compared to 2019. Our lower interest expense was a result of contractual interest attributable to our unsecured noteholders of $720 million that was not recorded, as we do not expect those amounts to be paid.

Going Concern

In connection with the preparation of our consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern. As reflected in our consolidated financial statements, the Company had unrestricted cash and cash equivalents of $1,829 million and an accumulated deficit of $8,975 million as of December 31, 2020.

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

Recent Events

Divestiture of Northwest Operations

On May 1, 2020, we completed the sale of our Northwest Operations for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds.

DIP Financing

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit guarantee and security documents governing the obligations under senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof, a debtor-in-possession (DIP) revolving facility and the exit revolving facility (the Exit Revolving Facility) it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan, a DIP term loan facility and the exit term loan facility it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan (the Exit Term Loan Facility) and, if applicable, the reinstated prepetition $1,740 million senior secured term loan B facility (the Term Loan B) due June 15, 2024 (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

Debt Refinancing

On September 17, 2020, we repaid the $749 million of outstanding principal under the Company’s $850 million secured revolving credit facility maturing on February 27, 2024 (the Revolver), plus accrued interest. The repayment in full of all revolving loans outstanding under the JPM Credit Agreement was a condition precedent to the entry into the DIP Revolving Facility (defined below), and the Revolver was terminated on October 8, 2020 upon entry into the DIP revolving Facility.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

In connection with the DIP Financing, on October 8, 2020, we issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the First Lien Notes due October 2027), and entered into a $625 million DIP revolving facility (the DIP Revolving Facility) and a $500 million DIP term loan facility (the Initial DIP Term Loan Facility). We used the proceeds from the offering of the First Lien Notes due October 2027, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full our prepetition $1,650 million aggregate principal amount of 8.000% First Lien Secured Notes due April 1, 2027 (the Original First Lien Notes) and (ii) pay related interest, fees and expenses.

In connection with the DIP Financing, on November 25, 2020, we also issued $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the First Lien Notes due May 2028 and, together with the First Lien Notes due October 2027, the New First Lien Notes) and $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the New Second Lien Notes and, together with the New First Lien Notes, the Secured Notes), and borrowed an incremental $750 million pursuant to the Incremental DIP Term Loan Facility. We used the proceeds from these issuances and the incremental term loan borrowing, together with cash on hand to (i) repay all outstanding borrowings under the Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of prepetition 8.500% Second Lien Secured Notes due April 1, 2026 (the Original Second Lien Notes), and (iii) pay related interest, fees and expenses incurred in connection therewith.

RDOF Auction Results

The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier won approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to these locations by December 31, 2027, with interim target milestones over this period.

Impact of COVID-19 Pandemic

While overall the operational and financial impacts to our business of the COVID-19 pandemic for the year ended December 31, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher net residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal stimulus legislation which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher net activations for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier. See “Risk Factors – Risks Related to our Business - The effects of COVID-19, including its impact on market conditions, may adversely impact our business and hinder our exit financing and our ability to emerge from Chapter 11” and Note 1 of the Notes to Consolidated Financial Statements for further discussion of the COVID-19 Pandemic.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Management believes that consumer customer counts and average monthly consumer revenue per customer are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting our customers’ communications needs.

On November 19, 2020, the SEC issued a final rule that modernizes and simplifies Management’s Discussion and Analysis (MD&A) and certain financial disclosure requirements in SEC Regulation S-K. The changes include the elimination of Regulation S-K, Item 301, “Selected Financial Data”, Simplification of Regulation S-K, Item 302, “Supplementary Financial Information”, Amendments to certain aspects of Regulation S-K, Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The rule is effective February 10, 2021, but compliance is not required until the annual report for the fiscal year ending on or after August 9, 2021, with early adoption permitted. We have not adopted these changes in our MD&A disclosures as of December 31, 2020.

The following section should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(a) Results of Operations

2020 compared to 2019

Unless otherwise indicated, the discussion of the customer metrics and components of operating income that follows relates only to the Remaining Properties.

Customer Trends

	As of or for the year ended
	December 31, 2020			December 31, 2019				% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest		Remaining	Remaining
	Frontier	Ops	Properties	Frontier	Ops		Properties	Properties

Customers (in thousands)	3,571	N/A	N/A	4,118	N/A		N/A	N/A

Consumer customer metrics
Customers (in thousands)	3,264	-	3,264	3,747	335		3,412	(4)%
Net customer additions (losses)	(483)	(335)	(148)	(313)	(23)		(290)	(49)%
Average monthly consumer
revenue per customer	$86.65	$76.74	$86.97	$88.70	$77.23		$89.82	(3)%
Customer monthly churn	1.73%	1.51%	1.74%	2.07%	1.74%		2.11%	(18)%

Commercial customer metrics
Customers (in thousands)	307	N/A	N/A	371	N/A		N/A	N/A

Broadband subscriber metrics
(in thousands)
Broadband subscribers	3,069	-	3,069	3,513	302		3,211	(4)%
Net subscriber additions (losses)	(444)	(302)	(142)	(222)	(16)		(206)	(31)%

Video (excl. Dish) subscriber metrics
(in thousands)
Video subscribers (in thousands)	485	-	485	660	29		631	(23)%
Net subscriber additions (losses)	(175)	(29)	(146)	(178)	(9)		(169)	(14)%

Dish subscriber metrics
(in thousands)
Dish subscribers (in thousands)	134	-	134	173	17		156	(14)%
Net subscriber additions (losses)	(39)	(17)	(22)	(32)	(3)		(29)	(24)%

Employees	16,200	-	16,200	18,317	950	`	17,367	(7)%

We provide service and product options in our consumer and commercial offerings in each of our markets.

Consumer Customers

For the year ended December 31, 2020, Frontier lost 148,000, or 4% of our consumer customers, compared to 290,000, or 8% in 2019. As of December 31, 2020, 50% of our consumer broadband customers also subscribed to at least one other service offering. We lost 2% of our consumer broadband subscribers, with losses of copper broadband subscribers (primarily to competitors offering higher speeds), partially offset by gains in fiber broadband subscribers (six consecutive quarters of fiber broadbands subscriber gains). We experienced a 21% decline in our video subscribers primarily as a result of customers increasingly opting for other video services including Over the Top, in lieu of traditional video services. We also shifted our focus away from the acquisition of higher cost video customers. During 2020, we lost voice subscribers as a result of customers choosing alternative voice products and reduced attachment to broadband services.

Our average monthly consumer customer churn was 1.74% for the year ended December 31, 2020 compared to 2.11% for 2019. The consolidated average monthly consumer revenue per customer (consumer ARPC) decreased by $2.85 or 3% to $86.97 during 2020 compared to the prior year. The overall decrease in consumer ARPC is primarily a result of a decreased percentage of customers taking linear video services along with decreased consumer voice services, slightly offset by increased data equipment revenues.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Financial Results

	For the year ended
	December 31, 2020			December 31, 2019			% Change
	Consolidated	Northwest	Remaining	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Ops (1)	Properties	Frontier	Ops (2)	Properties	Frontier	Properties

Data and Internet services	$3,478	$102	$3,376	$3,756	$310	$3,446	-7%	-2%
Voice services	2,085	57	2,028	2,500	185	2,315	-17%	-12%
Video services	789	13	776	1,005	46	959	-21%	-19%
Other	429	12	417	477	39	438	-10%	-5%
Revenue from contracts
with customers	6,781	184	6,597	7,738	580	7,158	-12%	-8%
Subsidy and other revenue	374	8	366	369	25	344	1%	6%
Revenue	7,155	192	6,963	8,107	605	7,502	-12%	-7%

Operating expenses (3):
Network access
expenses	975	14	961	1,247	51	1,196	-22%	-20%
Network related
expenses	1,726	26	1,700	1,810	78	1,732	-5%	-2%
Selling, general and
administrative
expenses	1,648	26	1,622	1,804	73	1,731	-9%	-6%
Depreciation and
amortization	1,598	-	1,598	1,780	60	1,720	-10%	-7%
Goodwill impairment	-	-	-	5,725	-	5,725	-100%	-100%
Loss on disposal of
Northwest Operations	162	-	162	446	-	446	-64%	-64%
Restructuring costs and
other charges	87	-	87	168	2	166	-48%	-48%
Total operating expenses	$6,196	$66	$6,130	$12,980	$264	$12,716	-52%	-52%

Operating income (loss)	959	126	833	(4,873)	341	(5,214)	-120%	-116%

Consumer	3,586	102	3,484	4,153	322	3,831	-14%	-9%
Commercial	3,195	82	3,113	3,585	258	3,327	-11%	-6%
Revenue from contracts
with customers	6,781	184	6,597	7,738	580	7,158	-12%	-8%
Subsidy and other revenue	374	8	366	369	25	344	1%	6%
Total revenue	$7,155	$192	$6,963	$8,107	$605	$7,502	-12%	-7%

(1)Amounts represent the financial results of the Northwest Operations for the four months ended April 30, 2020.

(2)Amounts represent the financial results of the Northwest Operations for the year ended December 31, 2019.

(3)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company excluding the Northwest Operations (Northwest Ops) through the date of sale. The results of operations for the Northwest Operations are shown separate from the total for our operations located in the remaining 25 states (Remaining Properties).

REVENUE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Data and Internet services	$3,376	$3,446	$(70)	(2)%
Voice services	2,028	2,315	(287)	(12)%
Video services	776	959	(183)	(19)%
Other	417	438	(21)	(5)%
Revenue from contracts with customers (1)	6,597	7,158	(561)	(8)%
Subsidy revenue	366	344	22	6%
Total revenue	$6,963	$7,502	$(539)	(7)%

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Consumer	$3,484	$3,831	$(347)	(9)%
Commercial	3,113	3,327	(214)	(6)%
Revenue from contracts with customers (1)	6,597	7,158	(561)	(8)%
Subsidy revenue	366	344	22	6%
Total revenue	$6,963	$7,502	$(539)	(7)%

(1)Includes $67 million and $65 million of lease revenue for the years ended December 31, 2020 and 2019, respectively.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

The 9% decrease in consumer customer revenue was primarily due to the 4% decline in consumer customers combined with lower consumer ARPC (as described above) resulting in reduced revenues for consumer voice services, video services, and to a lesser extent, data and internet services revenue.

The 6% decrease in commercial customer revenue was primarily driven by a 2% reduction in wholesale revenues which comprise approximately 53% of our commercial revenues. The decline in wholesale revenues is primarily a result of rate declines for our network access services. Our SME revenues that comprise the remaining commercial revenue decreased 10% primarily as a result of a 17% decline in small business customers in 2020.

The increases in subsidy and other revenue, were driven primarily by transition services provided in connection with the divestiture of the Northwest Operations for the six month period following the May 1, 2020 sale date. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet services

Data and internet services revenue for the year ended December 31, 2020 decreased 2% as compared with 2019. Broadband and data services revenues comprise 61% or $2,068 million of total Data and internet services revenue, while network access revenues comprise 39% or $1,308 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (wireless backhaul).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Broadband and data services revenue decreased by $36 million, or 2%, primarily driven by a loss of SME customers combined with decreased other data services revenue. Network access revenues declined $34 million, or 3%, due to the migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

We expect wireless data usage to continue to increase, which may drive the need for additional wireless backhaul capacity. Despite the need for additional capacity, in the near term, we anticipate that our overall wireless backhaul revenues (which comprise approximately 2.5% of consolidated total revenues) will continue to decline in 2021, as our carrier customers migrate to ethernet solutions at lower price points or migrate to our competitors.

Voice services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

The decrease of 12% in voice services revenue was primarily due to continued declines in both consumer and commercial customers, combined with a reduction in voice services being bundled with broadband services.

Video services

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, and through Dish satellite TV services.

The decrease of 19% in video services revenue was primarily due to 23% net loss in linear video customers, partially offset by price increases.

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

The decrease of $21 million, or 5%, in other revenue was primarily driven by a decrease in switched access revenue due to the reduced rates mandated by the Universal Service Fund/Intercarrier Compensation Report and Order as well as a 7% reduction in minutes of use. Since we are a consumer of switched access services on other carriers, we also benefited from the lower mandated rates within network access expense. Lower CPE sales, lower service activation associated fees, and less directory revenue also contributed to the decline in other revenue. These declines were partially offset by lower provisions for uncollectibles and higher late payment fees.

Subsidy and other revenue

Subsidy and other revenue includes revenue generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II as well as revenue generated from the transition services provided in connection with our divestiture of the Northwest Operations.

The increases in subsidy and other revenue, were driven primarily by $30 million in transition services provided to the purchaser of the Northwest Operations for the six month period following the May 1, 2020 sale date. This increase was partially offset by scheduled reductions in subsidy funding levels, primarily funding related to CAF Phase II subsidies.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

2020 OPERATING EXPENSES COMPARED TO 2019

NETWORK ACCESS EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network access expenses	$961	$1,196	$(235)	(20)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

The decrease in network access expenses was primarily due to lower video content costs as a result of a decline in video customers and non-renewal of certain content agreements as well as decreased CPE costs.

NETWORK RELATED EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Network related expenses	$1,700	$1,732	$(32)	(2)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

The decrease in network related expenses was primarily due to decreased compensation costs related to lower employee headcount, slightly offset by the abandonment of certain in-progress capital projects during 2020.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$1,622	$1,731	$(109)	(6)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising and other administrative expenses.

The decrease in SG&A expenses was primarily driven by decreased compensation costs related to lower employee headcount and reduced property taxes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Pension and OPEB costs

Frontier allocates pension/OPEB expense, which includes only service costs, to network related expenses and SG&A expenses. Total consolidated pension and OPEB expense, excluding pension settlement costs and pension/OPEB special termination benefit enhancements, for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended December 31,
($ in millions)	2020	2019

Total pension/OPEB
expenses	$115	$102
Less: costs capitalized into
capital expenditures	(25)	(24)
Net pension/OPEB expense	$90	$78

DEPRECIATION AND AMORTIZATION

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Depreciation expense	$1,255	$1,287	$(32)	(2)%
Amortization expense	343	433	(90)	(21)%
	$1,598	$1,720	$(122)	(7)%

Depreciation and amortization expense for the year ended December 31, 2020 decreased as compared to 2019. The decrease in depreciation expense was primarily driven by lower asset bases (refer to Note 6). The decrease in amortization expense was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

GOODWILL IMPAIRMENT

All goodwill was either fully impaired as of December 31, 2019 or disposed of in connection with the sale of our Northwest Operations on May 1, 2020. As such, there were no goodwill impairment charges for the year ended December 31, 2020.

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

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

As a result of our evaluation of recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded a loss on disposal of our Northwest Operations of $162 million and $446 million during the years ended December 31, 2020 and 2019, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

RESTRUCTURING COSTS AND OTHER CHARGES

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Restructuring costs and
other charges	$87	$166	$(79)	(48)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, transformation initiatives, other restructuring expenses, and corresponding changes to retirement plans resulting from a voluntary severance program.

In 2018, Frontier launched a strategic transformation program. This program was reduced in scope and largely completed during the first half of 2019.

For the year ended December 31, 2020, the $87 million in restructuring costs and other charges is comprised of $7 million related to severance expense, $8 million in costs related to transformation initiatives, and $72 million in consulting and advisory costs related to our balance sheet restructuring activities.

Effective with the filing of the Chapter 11 Cases, Frontier recorded all consulting and advisory costs related to our balance sheet restructuring activities outside of operating income in “Reorganization Items, net”.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended December 31,		$ Increase	% Increase
($ in millions)	2020	2019	(Decrease)	(Decrease)

Investment and other loss, net	$(43)	$(37)	$(6)	16%
Pension settlement costs	$(159)	$(57)	$(102)	179%
Loss on extinguishment of debt	$(72)	$(20)	$(52)	NM
Reorganization Items, net	$(409)	$-	$(409)	NM
Interest expense	$(762)	$(1,535)	$773	(50)%
Income tax benefit	$(84)	$(611)	$(527)	NM

NM - Not meaningful

Investment and other loss, net

Investment and other loss, net primarily relates to non-operating pension and OPEB expenses of approximately $43 million 2020 and $42 million in 2019.

Pension settlement costs

Lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges of $159 million and $57 million during 2020 and 2019, respectively. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the pension plan.

Loss on early extinguishment of debt

In 2020, Frontier recorded a loss on the early extinguishment of debt primarily driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan B, the Original First Lien Notes, and the Original Second Lien Notes. In 2019, Frontier recorded a loss on the early extinguishment of debt primarily driven by the write-off of unamortized original issuance costs that were retired along with the Term Loan A and the 2016 CoBank Credit Agreement.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Reorganization items, net

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees. Effective with the Petition Date, these costs which are expensed as incurred, are expected to significantly affect our consolidated results of operations. During 2020, Frontier incurred $409 million in reorganization costs associated with the restructuring of our balance sheet, including $137 million of professional fees, $93 million related to the write off of previously deferred financing costs for debt obligations that are subject to compromise, $121 million in debtor-in-possession financing costs related to our DIP Refinancing, and $58 million related to the Secured Creditor Settlement (as defined herein) entered into with certain of our secured lenders in August 2020.

Interest expense

Interest expense decreased $773 million, or 50%, as compared to 2019. Beginning on the Petition Date, we ceased recording interest expense for our unsecured debt. The contractual interest is $720 million higher than what we have recorded for our debt obligations for the year ended December 31, 2020.

Income tax benefit

For the year ended December 31, 2020, Frontier recorded an income tax benefit of $84 million on the pretax loss of $486 million. The effective tax rates on our pretax loss for the years ended December 31, 2020 and 2019 were 17.2% and 9.4%, respectively.

Basic and diluted net loss attributable to Frontier common shareholders

Net loss attributable to Frontier common shareholders for 2020 was $402 million, or $3.85 per share, as compared to a net loss of $5,911 million, or $56.80 per share, in 2019. For 2020, our net loss was driven by $762 million of interest expense, $409 million of reorganization charges, pension settlement costs of $159 million, and a $162 million loss related to the sale our Northwest Operations described above. For 2019, our net loss was driven by goodwill impairment charges of $5,725 million, interest expense of $1,535 million, a $446 million loss related to the sale of our Northwest Operations, and $168 million of restructuring costs and other charges.

The comparison of our operating results and financial condition for the fiscal years ended 2019 and 2018 can be found in our Form 10-K for the fiscal year ended December 31, 2019 under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(b) Liquidity and Capital Resources

Historically, our principal liquidity requirements have been to fund the costs of operations and expand our business, pay principal and interest obligations on our significant indebtedness, for capital expenditures to replace, upgrade, expand and improve our networks and infrastructure, and to integrate acquired businesses and to separate assets and systems for sale.

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

Analysis of Cash Flows

As of December 31, 2020, we had unrestricted cash and cash equivalents aggregating $1,829 million. In 2020, we used cash flow from operations, cash on hand, proceeds from the sale of the Northwest Operations, and cash from prior year borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures and the repayment of the Revolver.

On May 1, 2020, we completed the sale of the Northwest Operations for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds. Revenues for the Northwest Operations represented approximately 7% of consolidated revenue the four month period ended April 30, 2020 and the twelve month period ended December 31, 2019.

As of December 31, 2020, we had a working capital deficit of $4,486 million compared to surplus of $233 million at December 31, 2019. The primary driver for the working capital deficit at December 31, 2020 was the acceleration of the maturities of our long-term debt that resulted from our filing of the Chapter 11 Cases.

Cash Flows provided from Operating Activities

Cash flows provided by operating activities increased $481 million to $1,989 million in 2020 as compared to 2019. The overall increase in operating cash flows was the result of favorable changes in working capital, primarily attributable to withholding payment of pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases as well as a reduction in cash payments for interest as compared to the comparative period in 2019.

We paid $8 million and $4 million in net cash taxes during the years ended December 31, 2020 and 2019, respectively.

Cash Flows used by Investing Activities

Cash flows used by investing activities decreased $1,115 million to $19 million for the year ended December 31, 2020 as compared to the corresponding period in 2019. The primary driver of this decrease was the impact of cash proceeds of $1,131 million received for the sale of the Northwest Operations.

Capital Expenditures

In 2020 and 2019, our capital expenditures were, $1,181 million and $1,226 million, respectively. This reduction in capital expenditures was primarily driven by delays in payments for certain prepetition capital expenditures following the filing of the Chapter 11 Cases.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Cash Flows provided from (used by) Financing Activities

Cash flows provided from (used by) financing activities increased $925 million to $893 million for the year ended December 31, 2020 as compared to 2019. The primary driver of this increase was the repayment of the Revolver.

DIP Financing Costs

In connection with the filing of the Chapter 11 Cases, Frontier recorded approximately $121 million in financing costs related to the issuance of the DIP Financing for the year ended December 31, 2020.

Debt Issuances and Debt Reductions

On September 17, 2020, Frontier repaid the $749 million of outstanding principal under the Revolver, plus accrued interest. The repayment in full of all revolving loans outstanding under the JPM Credit Agreement was a condition precedent to the entry into the DIP Revolving Facility.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of First Lien Notes due October 2027 and entered into a $625 million DIP Revolving Facility and the $500 million Initial DIP Term Loan Facility. The Company used the proceeds from the offering, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s $1,650 million aggregate principal amount of Original First Lien Notes and (ii) pay related interest, fees and expenses.

On November 25, 2020, the Company issued $1,550 million aggregate principal amount of First Lien Notes due May 2028 and $1,000 million aggregate principal amount of New Second Lien Notes and borrowed an incremental $750 million pursuant to the Incremental DIP Term Loan Facility. The Company used the proceeds from the issuances, together with the incremental term loan borrowing and cash on hand to (i) repay all outstanding borrowings under our Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of the Original Second Lien Notes, and (iii) pay related interest, fees and expenses incurred in connection therewith. See “Capital Resources” and Note 9 of the consolidated financial statements for additional details related to the DIP Revolving Facility and the DIP Term Loan Facility.

On March 15, 2019, we completed a private offering of $1,650 million aggregate principal amount of the Original First Lien Notes. The proceeds from the offering of Original First Lien Notes, together with cash on hand, was used to (i) repay in full the outstanding borrowings under the senior secured Term Loan A facility under the JPM Credit Agreement (as defined below), (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement (as defined below), and (iii) pay related interest, fees and expenses. As discussed above, the Original First Lien Notes were repaid in full in the fourth quarter of 2020.

During the year ended December 31, 2019, Frontier used cash on hand for the scheduled retirement of $363 million principal amount of senior indebtedness. In addition, Frontier used the proceeds from the offering of Original First Lien Notes, together with cash on hand, to (i) repay in full the outstanding borrowings under the senior secured term loan A facility under the JPM Credit Agreement, which otherwise would have matured in March 2021, (ii) repay in full the outstanding borrowings under the 2016 CoBank Credit Agreement, which otherwise would have matured in October 2021, and (iii) pay related interest, fees and expenses.

See “—Chapter 11 Cases and Other Related Matters—DIP Financing” for more information about the DIP Financing.

The comparison of our cash flows from operations, cash flows from investing, and cash flows from financing for the fiscal years ended December 31, 2019 and 2018 can be found in our Form 10-K for the fiscal year ended December 31, 2019 under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Capital Resources

Historically, a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our $625 million undrawn borrowing capacity under the DIP Revolving Facility (as reduced by $90 million of Letters of Credit.) We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2020, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments due under the Plan, pay taxes and make other payments due under the Plan. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. We completed the sale of the Northwest Operations on May 1, 2020. Net of pension funding, certain escrows, and other closing adjustments, we received $1,131 million in proceeds.

However, our ability to continue as a going concern is dependent upon our ability to successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. Refer to “—Chapter 11 Cases and Other Related Matters” for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Term Loan and Revolving Credit Facilities and New Secured Notes

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower and a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Goldman Sachs Bank USA, as administrative agent, JP Morgan Chase Bank, N.A., as collateral agent and each lender and issuing bank from time to time party thereto.

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

At our election, the determination of interest rates for the DIP Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 3.250% (or 2.250% for alternate base rate loans).

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

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is the earlier of (x) 4 years after the conversion date and (y) 91 days prior to the earliest maturity date of permitted pari passu refinancing debt, permitted junior refinancing debt, the term loans outstanding under the prepetition credit agreement after giving effect to the consummation of the Plan (or any indebtedness that replaces or refinances such term loans) and any long term exit facilities so long as, in each case, the outstanding principal amount of any such indebtedness is in excess of an amount set forth in the definitive documentation with respect to the Exit Revolving Facility. The determination of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

interest rates for the Exit Revolving Facility is based on margins over the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 3.500% (or 2.500% for alternate base rate loans).

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and each lender from time to time party thereto (the DIP to Exit Term Credit Agreement). which provides for a senior secured superpriority DIP term loan facility in the aggregate principal amount of $500 million (the Initial DIP Term Loan Facility). On November 25, 2020, Frontier entered into an incremental amendment to the DIP to Exit Term Credit Agreement (the Incremental DIP Term Loan Amendment), which provides for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility).

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that if certain conditions are met and the conversion date occurs, the maturity date shall be the seventh anniversary of the closing date.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 4.750% or 3.750% for alternate base rate loans, with a 1.00% LIBOR floor.

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

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $1,250 million.

Terminated JP Morgan Credit Facilities

Frontier had a prepetition term loan facility and revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. As noted above, as of December 31, 2020 all outstanding amounts drawn under these facilities have been paid in full and the agreements have been terminated.

Terminated CoBank Credit Facilities

Frontier had two separate prepetition term loan facilities with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders. All outstanding amounts drawn under these agreements have been paid in full and the agreements were terminated on or before March 15, 2019.

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). Frontier also has capacity to issue letters of credit under the DIP Revolving Credit Facility up to the full facility amount. As of December 31, 2020, $49 million and $90 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and DIP Revolving Credit Facility, respectively. Letters of credit under the LC Agreement are fully cash collateralized.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Covenants related to DIP Financing

The DIP Revolving Facility and DIP Term Loan Facility each include usual and customary negative covenants for DIP credit and DIP to exit loan agreements of this type, including covenants limiting Frontier and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for credit and exit loan agreements of this type.

The DIP Revolving Facility includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

The DIP Term Loan Facility includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, upon the conversion date, unstayed judgments in favor of a third party involving an aggregate liability in excess of a certain threshold, change of control, upon the conversion date, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral.

First Lien Notes due October 2027

On October 8, 2020, Frontier issued $1,150 million aggregate principal amount of First Lien Notes due October 2027, which mature on October 15, 2027, and bear interest at a rate of 5.875% per annum. Interest on the First Lien Notes due October 2027 is payable to holders of record semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

The notes were issued pursuant to an indenture, dated as of October 8, 2020 (the 2027 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the First Lien Notes due October 2027 are secured on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility and the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility. From the conversion date, the First Lien Notes due October 2027 are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and First Lien Notes due May 2028 on a first-priority basis and pari passu with its senior secured credit facilities and First Lien Notes due May 2028.

Frontier may redeem the First Lien Notes due October 2027 at any time, in whole or in part, prior to their maturity. If the notes are redeemed before October 15, 2023 the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If the notes are redeemed on or after October 15, 2023 the redemption price will be equal to the amounts set forth in the 2027 First Lien Indenture, together with any accrued and unpaid interest to the redemption date.

In addition, at any time before October 15, 2023, Frontier may redeem up to 40% of the First Lien Notes due October 2027 using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the First Lien Notes due October 2027 will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the First Lien Notes due October 2027, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)
First Lien Notes due May 2028

On November 25, 2020, Frontier issued $1,550 million aggregate principal amount of the First Lien Notes due May 2028, which mature on May 1, 2028, and bear interest at a rate of 5.000% per annum. Interest is payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2021.

The First Lien Notes due May 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the 2028 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the First Lien Notes due May 2028 are secured on a super-priority basis and pari passu with the DIP Revolving Facility and DIP Term Loan Facility, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility and the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and DIP Term Loan Facility. From the conversion date, the First Lien Notes due May 2028 are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and First Lien Notes due October 2027 on a first-priority basis and pari passu with its senior secured credit facilities and First Lien Notes due October 2027.

Frontier may redeem the First Lien Notes due May 2028 at any time, in whole or in part, prior to their maturity. If redeemed before May 1, 2024 the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If the notes are redeemed on or after May 1, 2024, the redemption price will be equal to the amounts set forth in the 2028 First Lien Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before May 1, 2024, Frontier may redeem up to 40% of the First Lien Notes due May 2028 using the proceeds of certain equity offerings at a redemption price equal to 105.000% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the First Lien Notes due May 2028 will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the First Lien Notes due May 2028, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

New Second Lien Notes

On November 25, 2020, Frontier issued $1,000 million aggregate principal amount of the New Second Lien Notes, which mature on May 1, 2029, and bear interest at a rate of 6.750% per annum. Interest is payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2021.

The New Second Lien Notes were issued pursuant to an indenture, dated as of November 25, 2020 (the New Second Lien Indenture, and together with the 2027 First Lien Indenture and the 2028 First Lien Indenture, the Secured Note Indentures), by and among Frontier, the guarantors party thereto, the grantor party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the New Second Lien Notes are superpriority obligations secured on a second-priority lien junior to the DIP Revolving Facility, the DIP Term Loan Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility, the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028. From the conversion date, the New Second Lien Notes are secured on a second-priority basis junior to the DIP Revolving Facility, the DIP Term Loan Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and existing first lien notes on a second-priority basis junior to its senior secured credit facilities and New First Lien Notes.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Frontier may redeem the New Second Lien Notes at any time, in whole or in part, prior to their maturity. If redeemed before May 1, 2024, the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If redeemed on or after May 1, 2024, the redemption price will be equal to the amounts set forth in the New Second Lien Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before November 1, 2023, Frontier may redeem up to 40% of the New Second Lien Notes using the proceeds of certain equity offerings at a redemption price equal to 106.750% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the New Second Lien Notes will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the New Second Lien Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

Covenants related to our Secured Notes

Each of the Secured Note Indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the Secured Notes, as applicable, have investment grade ratings by at least two of Moody’s, S&P or Fitch. The Secured Note Indentures also provide for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the applicable series of Secured Notes to become or to be declared due and payable.

Covenants related to other debt

The indentures governing our unsecured notes and other subsidiary indebtedness limit our ability to create liens on our assets securing indebtedness and our subsidiaries’ assets or merge or consolidate with other companies, our subsidiaries’ ability to borrow funds and to engage in change of control transactions, subject to important exceptions and qualifications.

On April 14, 2020, the Company Parties filed the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our debt covenants other than those now governing our DIP Revolving Facility, DIP Term Loan Facility, and Secured Note Indentures.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

See “Other Information Related to the Restructuring” below for a discussion on the potential impact of the restructuring on our NOLs.

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

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to:

(i)support the transactions (the Restructuring Transactions) described in, within the timeframes outlined in, and in accordance with the Restructuring Support Agreement;

(ii)not take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions;

(iii)vote each of its Senior Notes Claims (as defined in the Restructuring Support Agreement) to accept the Plan; and

(iv)not transfer Senior Notes Claims held by each Consenting Noteholders except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to:

(i)support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement;

(ii)support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority DIP financing facility, (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

(iii)use commercially reasonable efforts to obtain any and all required governmental, regulatory, and/or third-party approvals for the Restructuring Transactions;

(iv)act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;

(v)operate their businesses in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their businesses; and

(vi)not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Plan once all conditions precedent to the Plan have been satisfied.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the First Day Motions), including authority to pay employee wages and benefits, and pay vendors and suppliers for goods and services provided both before and after the filing date, which were approved after a final hearing held on May 22, 2020. Pursuant to the First Day Motions, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business forms; continue to perform intercompany transactions; obtain super priority administrative expense status for post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020, June 30, 2020, August 17, 2020 and August 21, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline.

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

•the execution, delivery, and filing of any organizational and governance documents for the Reorganized Company Parties;

•any and all actions necessary or appropriate to effectuate the Secured Creditor Settlement (as defined below); and

•the execution, delivery, and filing of all agreements, indentures, notes, filings, documents, and instruments delivered or entered into in connection with one or more DIP financing facilities, which shall be used to repay certain of the Company Parties’ prepetition secured indebtedness and shall convert into an exit facility on the Effective Date (a DIP-to-Exit Facility), and a DIP revolving financing facility, which shall, subject to certain conditions, convert into an exit revolving facility (a DIP-to-Exit Revolving Facility and, together with a DIP-to-Exit Facility, DIP Facilities);

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

•on the Effective Date, issuance of takeback debt by one or more of the Reorganized Company Parties (the Takeback Debt), in a principal amount of $750 million, which shall include the following terms (which may be modified subject to requisite consent under the Plan):

•an interest rate that is either (a) no more than 2.50% higher than the interest rate of the next most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is unsecured;

•a maturity of no less than one year outside of the longest-dated debt facility to be entered into by the Reorganized Company Parties on the Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Effective Date;

•to the extent the Original Second Lien Notes claims are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Original Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•the Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of senior notes that are held by all Consenting Noteholders; and

•all other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Effective Date or repayment of the Original First Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Second Lien Notes Trustee) shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

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

For more information on the repayment of the Revolver, the Original First Lien Notes, the Term Loan B and the Original Second Lien Notes, see —Term Loan and Revolving Credit Facilities and New Secured Notes.

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Original Second Lien Notes claims represented by Quinn Emanuel

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall be deemed to have consented to reinstatement and shall not allege, and shall be deemed to have waived and foregone any objections to, any defaults arising from the transactions set forth in the Plan;

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee shall be deemed to have consented to and shall not impede or otherwise delay the Debtors’ pursuit of certain debtor in possession/exit financing facilities;

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Second Lien Notes indenture, as applicable;

•holders of Revolver claims, Term Loan B claims, Original First Lien Notes claims (including the First Lien Committee), the applicable agents, and the Original First Lien Notes trustee shall be deemed to have waived any enforcement of any turnover or payment over rights under the Junior Lien Intercreditor and Subordination Agreement, dated as of March 19, 2018, against the Debtors, Second Lien Notes Trustee, or holders of Original Second Lien Notes claims with respect to certain obligations and amounts;

•the Company Parties shall make a $48 million payment to holders of Term Loan B claims, a $9 million payment for the benefit of holders of Original First Lien Notes claims, and, in the event that the Effective Date occurs on or after March 31, 2021, an incremental payment of $8 million to holders of Term Loan B claims, subject to the provisions and conditions of the Plan with respect to such payments;

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

On August 28, 2020, the Company Parties filed the DIP Financing Motion with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under the DIP Financing. On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

Pursuant to the DIP financing order, the Debtors were authorized to issue the First Lien Notes due May 2028, the New Second Lien Notes, and the Incremental DIP Term Loan Facility. However, the original financing letters approved by the DIP financing order expired following the closing of the DIP Revolving Facility, Initial DIP Term Loan Facility, and First Lien Notes due October 2027. On November 13, 2020, the Debtors, via court-entered stipulation, obtained approval from the Bankruptcy Court to enter into supplemental financing letters to facilitate raising the First Lien Notes due 2028, the New Second Lien Notes, and the Incremental DIP Term Loan Facility. Collectively, the DIP financing has been used to refinance the Original First Lien Notes, the Second Lien Notes, and the Term Loan B. See “—Term Loan and Revolving Credit Facilities and New Secured Notes” for more information on the terms of the DIP financing.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of the First Lien Notes due October 2027, entered into the $625 million DIP Revolving Facility and entered into the $500 million Initial DIP Term Loan Facility. The Company used the proceeds from the issuance, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s $1,650 million aggregate principal amount Original First Lien Notes and (ii) pay related interest, fees and expenses.

On November 25, 2020 the company issued $1,550 million aggregate principal amount of the First Lien Notes due May 2028, $1,000 million aggregate principal amount of the New Second Lien Notes, and borrowed an incremental $750 million pursuant to the Incremental DIP Term Loan Facility. The company used the proceeds from the issuance, the incremental borrowing, and cash on hand to (i) repay all outstanding borrowings under our prepetition Term Loan B, (ii) repay in full the Original Second Lien Notes, and (iii) pay related interest, fees and expenses incurred in connection therewith.

For information about events related to the DIP Financing, refer to “—Capital Resources”.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required PUC approvals in certain states. As part of the regulatory approval process, the Company made a number of affirmative commitments and the FCC and states have imposed additional conditions on the Company as part of approval for the Restructuring, including specific investment, broadband service deployment, service quality improvements, reporting and compliance conditions. The regulatory approval process is moving forward, and the Company has received PUC approvals or favorable determinations in all of the required states at this time, except California. No assurance can be given as to the terms, conditions, and timing of the remaining California approval.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Other Information Related to the Restructuring

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

See “Risk Factors—Risks Related to the Restructuring, Our Indebtedness and Liquidity,” and Note 15 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. See “—Shareholder Rights Plan” for a description of the shareholder rights plan our Board of Directors adopted to protect our NOLs from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. Refer to Note 1 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 9 for further detail of our debt obligations as of and for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2020 is as follows:

		Payments due by period
($ in millions)	Total	2021	2022	2023	2024	2025	Thereafter

Long term debt obligations,
reclassified to Liabilities
subject to compromise (1)	$10,949	$10,949	$-	$-	$-	$-	$-
DIP-to-Exit secured
debt obligations (2)	4,950	4,950	-	-	-	-	-
Other secured long term debt
and subsidiary debt
obligations (3)	870	870	-	-	-	-	-
Interest on long-term debt (4)	2,591	362	358	356	357	355	803
Lease obligations	489	81	74	65	54	46	169
Purchase obligations	136	85	22	19	4	2	4
Liability for uncertain
tax positions	16	2	-	-	-	-	14
Total	$20,001	$17,299	$454	$440	$415	$403	$990

(1) Includes unsecured debt issued by Frontier that has been reclassified to Liabilities subject to compromise as of December 31, 2020 on our consolidated balance sheet. Refer to Note 3 for additional details.

(2) Includes secured debt issued by Frontier under the DIP Term Loan Facility, the 2027 First Lien Indenture, the 2028 First Lien Indenture, and the New Second Lien Indenture that is included in Long Term Debt due within one year as of December 31, 2020 on our consolidated balance sheet. Refer to note 9 for additional details.

(3) Includes unsecured and secured debt issued by subsidiary companies of Frontier and other secured debt issued by Frontier included in Long Term Debt due within one year as of December 31, 2020 on our consolidated balance sheet.

(4) Includes interest incurred on DIP-to-Exit secured debt, other secured debt, and subsidiary secured and unsecured debt.

Our outstanding performance letters of credit decreased from $151 million to $139 million during the year ended December 31, 2020. Letters of credit exclude approximately $57 million of cash held in trust in lieu of issuing letters of credit for Zurich Insurance related claims.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support and in return the Company is committed to make broadband available to approximately 774,000 locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II, or we are unable to satisfy other FCC CAF Phase II requirements, Frontier would be required to return a portion of the funds previously received.

In 2020, Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to the RDOF locations by December 31, 2027, with interim target milestones over this period. To the extent we do not enable the required number of locations with gigabit-capable broadband service by the end of the RDOF period, or we are unable to satisfy other FCC RDOF requirements, Frontier would be required to return a portion of the funds previously received.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2020 and 2019, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 5 of the Notes to Consolidated Financial Statements for additional discussion.

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets. Depreciation expense is principally based on the composite group method for substantially all of our property, plant and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2020 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant and equipment would result in an increase of approximately $146 million to depreciation expense.

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

Our indefinite lived trade name assets are evaluated for impairment annually. The annual process for assessing the carrying value of our trade name begins with a qualitative assessment of events and conditions similar to the assessment performed for goodwill. When events are identified, we evaluate the assets for impairment through comparison of the fair value of the trade name to the carrying value. The fair value of the trade name is determined using the relief from royalty method, which is a form of the income approach. As of December 31, 2019, no impairment was present for our trade name.

We considered whether the carrying values of indefinite-lived intangible assets, finite-lived intangible assets, and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2020.

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2020, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $2,243 million. During 2020, we contributed $115 million to these plans in cash and recorded $53 million of operating expense before capitalization, including a gain on disposal of $62 million related to the sale of our Northwest Operations, and $202 million of net non-operating expense, including $159 million of pension settlement costs. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2020, and 2019, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 2.60% as of December 31, 2020 for our qualified pension plan, compared to rates of 3.40% and 4.30% in 2019 and 2018, respectively. The discount rate for postretirement plans as of December 31, 2020 was a range of 2.60% to 2.80% compared to a range of 3.40% to 3.50% in 2019 and 4.30% to 4.40% in 2018.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2020:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(92)	$97

Other postretirement plans
Accumulated postretirement benefit obligation	$(35)	$37

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2020, 2019 and 2018, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets in 2020 was 13%. For 2021, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

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

The tax effect of a change in tax law or rates included in income tax expense from continuing operations includes effect of changes in deferred tax assets and liabilities initially recognized through a charge or credit to other comprehensive income. The residual tax effects typically are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Since the Company has adopted the portfolio approach to release the residual tax effects, there is no release for the residual tax effect from the sale of our Northwest Operations.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part IV of this report for additional information related to recent accounting pronouncements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2020, 93% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2020. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2020, our discount rate utilized in calculating our benefit plan obligation was 2.60%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 7% of our outstanding borrowings at December 31, 2020 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $13 million of additional interest expense. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2020, the fair value of our debt was estimated to be approximately $11.6 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.065% and our overall weighted average maturity was approximately 4.9 years. As of December 31, 2020, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2019. However, the filing of the Chapter 11 Cases has accelerated the maturity of substantially all of our debt obligations and we have not been paying interest on our unsecured debt obligations since the filing of bankruptcy. Refer to Notes 3 and 9 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2020 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,730 million at December 31, 2019 to $2,507 million at December 31, 2020, a decrease of $223 million, or 8%. This decrease was primarily a result of benefit payments of $538 million, the impact of the sale of the Northwest Operations of $70 million, partially offset by contributions of $64 million and investment returns of $321 million.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1) Financial Statements – See Index on page F-1.

2) Supplementary Data – Quarterly Financial Data is included in the Financial Statements (see 1 above).

3) Schedule of Pledged Subsidiary Financial Data.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15© and 15d–15© under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2020, that our disclosure controls and procedures were effective.

(ii)Internal Control Over Financial Reporting

a.Management’s annual report on internal control over financial reporting

•Our management report on internal control over financial reporting appears on page F-2.

b.Report of registered public accounting firm

•The report of KPMG LLP, our independent registered public accounting firm, on internal control over financial reporting appears on page F-5.

c.Changes in internal control over financial reporting

•There have been no changes to our internal control over financial reporting identified in an evaluation thereof that occurred during the fiscal year of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from a Form 10-K/A to be filed with the SEC within 120 days after December 31, 2020.

Executive Officers of the Registrant

Our Executive Officers as of March 3, 2021 were:

7
Name	Age	Current Position and Officer
Kenneth W. Arndt	56	Executive Vice President, Chief Operations Officer
Sheldon Bruha	53	Executive Vice President, Chief Financial Officer
Donald Daniels	53	Senior Vice President, Chief Accounting Officer
Steve Gable	47	Executive Vice President, Chief Technology Officer
Bernard L. Han	56	President & Chief Executive Officer
Mark D. Nielsen	56	Executive Vice President, Chief Legal Officer and Chief Transaction Officer

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

From 1988 to 1995, Mr. Han held various finance and marketing positions at Northwest Airlines Corp. and American Airlines. Mr. Han is a member of the Board of Directors and Audit Committee of Frontier Airlines and previously served on the Board of Directors of ON Semiconductor Corporation. Mr. Han holds a B.S., M.S. and M.B.A. from Cornell University.

MARK D. NIELSEN has been with Frontier since 2014 and is Executive Vice President, Chief Legal Officer and Chief Transaction Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

Item 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2020.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2020.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Pledged Subsidiaries Financial Data

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

(2)Index to Exhibits:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on December 17, 2013).
2.2

Securities Purchase Agreement, dated as of February 5, 2015, by and between Verizon Communications Inc. and Frontier (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on February 5, 2015).

2.3

Purchase Agreement, dated as of May 28, 2019, between Frontier, Frontier Communications ILEC Holdings LLC and Northwest Fiber, LLC (filed as Exhibit 2.1 to Frontier’s Current Report on form 8-K filed on May 29, 2019).

2.4

Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on August 27, 2020.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.200.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).
3.2

Certificate of Amendment of Restated Certificate of Incorporation, effective July 31, 2008 (filed as Exhibit 3.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).*

3.3	Certificate of Amendment of Restated Certificate of Incorporation, effective June 28, 2010 (filed as Exhibit 99.2 to Frontier’s Current Report on Form 8-K filed July 1, 2010).
3.4	Certificate of Amendment of Restated Certificate of Incorporation, effective July 5, 2017 (filed as Exhibit 3(i) to Frontier’s Current Report on Form 8-K field on July 10, 2017).
3.5	By-laws, as amended May 7, 2019 (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on May 9, 2019).
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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

4.2

Fourth Supplemental Indenture to the August 1991 Indenture, dated October 1, 1994, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.68% Debentures due 2034 (filed as Exhibit 4.100.7 to Frontier’s Current Report on Form 8-K filed on January 3, 1995).

4.3

Fifth Supplemental Indenture to the August 1991 Indenture, dated as of June 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.45% Debentures due 2035 (filed as Exhibit 4.100.8 to Frontier’s Current Report on Form 8-K filed on March 29, 1996 (the “March 29, 1996 8-K”)).

4.4

Sixth Supplemental Indenture to the August 1991 Indenture, dated as of October 15, 1995, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7% Debentures due 2025 (filed as Exhibit 4.100.9 to the March 29, 1996 8-K).

4.5

Seventh Supplemental Indenture to the August 1991 Indenture, dated as of June 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 6.8% Debentures due 2026 (filed as Exhibit 4.100.11 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)).

4.6

Eighth Supplemental Indenture to the August 1991 Indenture, dated as of December 1, 1996, between Frontier and JPMorgan Chase Bank, N.A. (as successor to Chemical Bank), as Trustee, with respect to 7.05% Debentures due 2046 (filed as Exhibit 4.100.12 to the 1996 10-K).

4.7

Indenture, dated as of August 16, 2001, between Frontier and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank), as Trustee, with respect to 9% Senior Notes due 2031 (including the form of note attached thereto) (filed as Exhibit 4.1 of Frontier’s Current Report on Form 8-K filed on August 22, 2001).

4.8

Indenture, dated as of December 22, 2006, between Frontier and The Bank of New York, as Trustee, with respect to 7.875% Senior Notes due 2027 (including the form of note attached thereto) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on December 29, 2006).

4.9

Indenture dated as of April 9, 2009, between Frontier and The Bank of New York Mellon, as Trustee (the “April 2009 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 9, 2009 (the “April 9, 2009 8-K”)).

4.10

Third Supplemental Indenture to the April 2009 Indenture, dated as of May 22, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 9.25% Senior Notes due 2021 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 22, 2012 (the “May 22, 2012 8-K”)).*

4.11	Form of Senior Note due 2021 (filed as Exhibit 4.2 to the May 22, 2012 8-K).
4.12

Fourth Supplemental Indenture to the April 2009 Indenture, dated as of August 15, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (the “Fourth Supplement to April 2010 Indenture”) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 15, 2012 (the “August 15, 2012 8-K”)).

4.13	Form of Senior Note due 2023 (filed as Exhibit 4.2 to the August 15, 2012 8-K).
4.14

First Amendment to the Fourth Supplement to April 2009 Indenture, dated as of October 1, 2012, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.125% Senior Notes due 2023 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 1, 2012).

4.15

Fifth Supplemental Indenture to the April 2009 Indenture, dated as of April 10, 2013, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 7.625% Senior Notes due 2024 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 10, 2013 (the “April 10, 2013 8-K”)).

4.16	Form of Senior Note due 2024 (filed as Exhibit 4.2 to the April 10, 2013 8-K).
4.17

Sixth Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee (including the form of 6.250% Senior Notes due 2021) (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on September 17, 2014 (the “September 17, 2014 8-K”)).

4.18

Seventh Supplemental Indenture to the April 2009 Indenture, dated as of September 17, 2014, between Frontier Communications Corporation and The Bank of New York Mellon, as Trustee, with respect to 6.875% Senior Notes due 2025 (including the form of notes attached thereto) (filed as Exhibit 4.2 to the September 17, 2014 8-K).

4.19

Indenture, dated as of April 12, 2010 (the “April 2010 Indenture”), as amended, between New Communications Holdings Inc. (“Spinco”) and The Bank of New York Mellon, as Trustee (including the forms of notes attached thereto) (filed as Exhibit 4.22 to Spinco’s Registration Statement on Form 10 filed on April 20, 2010 (File No. 000-53950) (the “Spinco Form 10”)).

4.20

First Supplemental Indenture to the April 2010 Indenture, dated as of July 1, 2010, between Frontier and The Bank of New York Mellon, as Trustee, with respect to 8.5% Senior Notes due 2020, and 8.75% Senior Notes due 2022 (filed as Exhibit 4.2 to Frontier’s Registration Statement on Form S-4 filed on July 2, 2010 (File No. 333-167962)).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

4.21

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.22

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.23	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).
4.24

BaseIndenture,datedasofSeptember25,2015(the“2015BaseIndenture”),betweenFrontier Communications Corporation and The Bank of New York Mellon, astrustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “September 30, 2015 10-Q”)).

4.25

First Supplemental Indenture to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier CommunicationsCorporationandTheBankofNewYorkMellon,astrustee,withrespectto8.875% Senior Notes due 2020 (including the forms of notes attachedthereto) (filed as Exhibit 4.2 to the September 30, 2015 10-Q).

4.26

SecondSupplementalIndenturetothe2015BaseIndenture,datedasofSeptember25,2015,between FrontierCommunicationsCorporationandTheBankofNewYorkMellon,astrustee,withrespectto 10.500% Senior Notes due 2022 (including the forms of notes attachedthereto) (filed as Exhibit 4.3 to the September 30, 2015 10-Q).

4.27

ThirdSupplementalIndenturetothe2015BaseIndenture,datedasofSeptember25,2015,between FrontierCommunicationsCorporationandTheBankofNewYorkMellon,astrustee,withrespectto 11.000% Senior Notes due 2025 (including the forms of notes attachedthereto) (filed as Exhibit 4.4 to the September 30, 2015 10-Q).

4.28

Fourth Supplemental Indenture, dated as of March 20, 2018, to the 2015 Base Indenture, dated as of September 25, 2015, between Frontier Communications Corporation and The Bank of New York Mellon, as trustee, with respect to the 8.875% Senior Notes due 2020 (filed as Exhibit 4.3 to the March 21, 2018 8-K).

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

4.34

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

4.35	Form of 5.875% First Lien Secured Note due 2027 (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)
4.36

Indenture, dated as of November 25, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, the collateral grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, a national banking association, as trustee, with respect to the 5.000% First Lien Secured Notes due 2028 (filed as Exhibit 4.1 to Frontier’ Current Report on Form 8-K filed on December 2, 2020).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

4.37	Form of 5.000% First Lien Secured Notes due 2028 (filed as Exhibit 4.3 to Frontier’ Current Report on Form 8-K filed on December 2, 2020).
4.38

Indenture, dated as of November 25, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent, with respect to the 6.750% Second Lien Secured Notes due 2029 (filed as Exhibit 4.2 to Frontier’ Current Report on Form 8-K filed on December 2, 2020.)

4.39	Form of 6.750% Second Lien Secured Notes due 2029 (filed as Exhibit 4.4 to Frontier’ Current Report on Form 8-K filed on December 2, 2020.)
4.40	Section 382 Rights Agreement, dated as of July 1, 2019, between Frontier and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.1 to Frontier’s Form 8-K filed July 1, 2019).
4.41	Description of Frontier’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
10.1

Restructuring Support Agreement, dated as of April 14, 2020, by and among the Company Parties and the Consenting Noteholders (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on April 15, 2020).

10.2

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

10.4

Incremental Facility Amendment No. 1, dated as of November 25, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and each lender party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on December 2, 2020.)

10.5	Employment Agreement, dated December 7, 2020, between Frontier and Nick Jeffery.*
10.6	Transition Agreement, dated February 18, 2021, between Frontier and Bernard L. Han (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on February 18, 2021.).
10.7	General Release Agreement, dated September 11, 2020, between Frontier and John Maduri (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).
10.8

General Release Agreement, dated September 22, 2020, between Frontier and Elisa Bannon-Jones (filed as Exhibit 10.4 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).*

10.9

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).*

10.10	Agreement Regarding Intellectual Property Matters, dated as of March 23, 2010, among Frontier, Spinco and Verizon (filed as Exhibit 10.12 to the Spinco Form 10).
10.11

Non-Employee Directors’ Deferred Fee Equity Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.7 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K)”).

10.12	Non-Employee Directors’ Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.8 to the 2008 10-K).
10.13	1996 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.11 to the 2008 10-K).
10.14	2013 Frontier Bonus Plan (filed as Appendix A to Frontier’s Proxy Statement dated March 25, 2013 (the “2013 Proxy Statement”)).
10.15	Amended and Restated 2000 Equity Incentive Plan, as amended and restated December 29, 2008 (filed as Exhibit 10.13 to the 2008 10-K).
10.16	2009 Equity Incentive Plan (filed as Appendix A to Frontier’s Proxy Statement dated April 6, 2009).
10.17	2013 Equity Incentive Plan (filed as Appendix B to the 2013 Proxy Statement).*
10.18	2017 Equity Incentive Plan (filed as Annex A to Frontier’s Proxy Statement dated March 28, 2017).
10.19	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).
10.20	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

10.21	Offer of Employment Letter, dated December 6, 2016, between Frontier and Kenneth Arndt. (filed as Exhibit 10.31 to the December 31, 2017 10-K).
10.22	Offer of Employment Letter, dated October 3, 2012, between Frontier and Steven Gable. (filed as Exhibit 10.32 to the December 31, 2017 10-K).
10.23	Form of Restricted Stock Agreement. (filed as Exhibit 10.33 to the December 31, 2017 10-K).
10.24	Form of Performance Share Agreement. (filed as Exhibit 10.34 to the December 31, 2017 10-K).
10.25	Form of Restricted Cash Award Agreement. (filed as Exhibit 10.35 to the December 31, 2017 10-K).
10.26	Form of Performance Cash Award Agreement. (filed as Exhibit 10.36 to the December 31, 2017 10-K).
10.27	Summary of Non-Employee Directors’ Compensation Arrangements Outside of Formal Plans (filed as Exhibit 10.29 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2016).
10.28	Form of Indemnification Agreement with Directors and Officers. (filed as Exhibit 10.38 to the December 31, 2017 10-K).
10.29	Bonus Letter, dated July 17, 2019, between Frontier and Mark D. Nielsen. (filed as Exhibit 10.33 to the December 31, 2019 10-K).
10.30

Form of Acceptance of Recapture Agreement relating to Frontier’s 2019 bonus plan and retention awards (filed as Exhibit 10.34 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.31	Severance Agreement, dated August 2, 2019, between Frontier and Daniel J. McCarthy (filed as Exhibit 10.2 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.32	Offer of Employment Letter, dated June 7, 2019, between Frontier and Sheldon L. Bruha (filed as Exhibit 10.1 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.33	Form of Severance Agreement for Frontier’s Senior Leadership Team (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.34	Employment Agreement between Frontier and Bernard L. Han (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on December 3, 2019).
10.36	Release Agreement between Frontier and Daniel J. McCarthy (filed as Exhibit 10.2 to Frontier’s Current Report on Form 8-K filed on December 3, 2019).
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.*
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

The following materials from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

Exhibits 10.5 through 10.36 are management contracts or compensatory plans or arrangements.

* Filed here with.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION
(Registrant)

By: /s/ Bernard L. Han
Bernard L. Han
President and Chief Executive Officer

March 3, 2021

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the third day of March 2021.

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
(Robert A. Schriesheim)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3 and F-5

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-6

Consolidated Statements of Operations for the years ended
December 31, 2020, 2019 and 2018	F-7

Consolidated Statements of Comprehensive Loss for the years ended
December 31, 2020, 2019 and 2018	F-7

Consolidated Statements of Equity (Deficit) for the years ended
December 31, 2020, 2019 and 2018	F-8

Consolidated Statements of Cash Flows for the years ended
December 31, 2020, 2019 and 2018	F-9

Notes to Consolidated Financial Statements	F-10

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Corporation:

The management of Frontier Communications Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Norwalk, Connecticut

March 3, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Corporation and subsidiaries (Debtor-In-Possession) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on April 14, 2020. The Company stated that this matter raises raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Revenue

As discussed in Note 4 to the consolidated financial statements, the Company had $7.155 billion in revenues for the year ended December 31, 2020, of which $3.586 billion was consumer related and $3.195 billion was commercial related. Each of these categories of revenue has multiple revenue streams, and the Company’s process for revenue recognition differs among these discrete revenue streams.

We identified the evaluation of certain revenue streams as a critical audit matter. Obtaining an understanding of processes, systems and databases used in the Company’s revenue recognition process involved especially challenging auditor judgment and required specialized knowledge related to IT applications. Specifically, evaluating the processes and the related internal controls for revenue streams associated with data and internet services, voice services and video services, including the number of related IT applications and interfaces, required significant auditor effort.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of revenue, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. We evaluated the Company’s revenue recognition policies and practices for the above noted revenue streams by examining the Company’s terms and conditions of sale by comparing a selection of customer contracts and invoices to the contractual terms and conditions. For all revenue streams, including data and internet services, voice services and video services, we assessed the recorded revenue by comparing the total cash received related to current year revenue transactions during the year to the revenue recorded in the general ledger.

/s/ KPMG LLP
We have served as the Company’s auditor since 1936.
Stamford, Connecticut
March 3, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Corporation and subsidiaries’ (Debtor-In-Possession) (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Stamford, Connecticut
March 3, 2021

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

($ in millions and shares in thousands, except for per-share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,829	$760
Accounts receivable, less allowances of $130 and $120, respectively	553	629
Contract acquisition costs	97	105
Prepaid expenses	90	89
Assets held for sale	-	1,401
Income taxes and other current assets	85	53
Total current assets	2,654	3,037

Property, plant and equipment, net	12,931	12,963
Other intangibles, net	677	1,020
Other assets	533	468
Total assets	$16,795	$17,488

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$5,781	$994
Accounts payable	540	437
Advanced billings	202	219
Accrued other taxes	204	206
Accrued interest	47	407
Pension and other postretirement benefits	48	43
Liabilities held for sale	-	123
Other current liabilities	318	375
Total current liabilities	7,140	2,804

Deferred income taxes	343	462
Pension and other postretirement benefits	2,195	1,896
Other liabilities	452	412
Long-term debt	-	16,308
Total liabilities not subject to compromise	10,130	21,882
Liabilities subject to compromise	11,565	-
Total liabilities	21,695	21,882

Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,793 and 105,131 outstanding,
at December 31, 2020 and 2019, respectively)	27	27
Additional paid-in capital	4,817	4,815
Accumulated deficit	(8,975)	(8,573)
Accumulated other comprehensive loss, net of tax	(755)	(650)
Treasury common stock	(14)	(13)
Total equity (deficit)	(4,900)	(4,394)
Total liabilities and equity (deficit)	$16,795	$17,488

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

($ in millions and shares in thousands, except for per-share amounts)

	2020	2019	2018

Revenue	$7,155	$8,107	$8,611

Operating expenses:
Network access expenses	975	1,247	1,441
Network related expenses	1,726	1,810	1,898
Selling, general and administrative expenses	1,648	1,804	1,815
Depreciation and amortization	1,598	1,780	1,954
Goodwill impairment	-	5,725	641
Loss on disposal of Northwest Operations	162	446	-
Restructuring costs and other charges	87	168	35
Total operating expenses	6,196	12,980	7,784

Operating income (loss)	959	(4,873)	827

Investment and other income (loss), net	(43)	(37)	13
Pension settlement costs	(159)	(57)	(41)
Gains (Loss) on early extinguishment of debt	(72)	(20)	32
Reorganization items, net	(409)	-	-
Interest expense (contractual interest for the year ended
December 31, 2020 was $1,456 million)	(762)	(1,535)	(1,536)

Loss before income taxes	(486)	(6,522)	(705)
Income tax benefit	(84)	(611)	(62)

Net loss	(402)	(5,911)	(643)
Less: Dividends on preferred stock	-	-	107

Net loss attributable to
Frontier common shareholders	$(402)	$(5,911)	$(750)

Basic and diluted net loss per share
attributable to Frontier common shareholders	$(3.85)	$(56.80)	$(8.37)

Total weighted average shares outstanding - basic and diluted	104,467	104,065	89,683

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

($ in millions)

	2020	2019	2018

Net loss	$(402)	$(5,911)	$(643)
Other comprehensive loss, net of tax	(105)	(108)	(97)

Comprehensive loss	$(507)	$(6,019)	$(740)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

($ in millions and shares in thousands)

							Accumulated
					Additional		Other	Treasury		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at December 31, 2017	19,250	$-	79,532	$20	$5,034	$(2,263)	$(366)	(1,091)	$(151)	$2,274
Impact of adoption of
ASC 606	-	-	-	-	-	154	-	-	-	154
Conversion of preferred stock	(19,250)	-	25,529	7	(7)	-	-	-	-	-
Stock plans	-	-	964	-	(118)	-	-	602	137	19
Dividends on preferred stock
($5.56 per share)	-	-	-	-	(107)	-	-	-	-	(107)
Net loss	-	-	-	-	-	(643)	-	-	-	(643)
Other comprehensive loss,
net of tax	-	-	-	-	-	-	(97)	-	-	(97)
Balance at December 31, 2018	-	-	106,025	27	4,802	(2,752)	(463)	(489)	(14)	1,600
ASC 842 transition adjustment	-	-	-	-	-	11	-	-	-	11
Impact of adoption of ASU
2018-02	-	-	-	-	-	79	(79)	-	-	-
Stock plans	-	-	-	-	13	-	-	(405)	1	14
Net loss	-	-	-	-	-	(5,911)	-	-	-	(5,911)
Other comprehensive loss, net
of tax	-	-	-	-	-	-	(108)	-	-	(108)
Balance at December 31, 2019	-	-	106,025	27	4,815	(8,573)	(650)	(894)	(13)	(4,394)
Stock plans	-	-	-	-	2	-	-	(338)	(1)	1
Net loss	-	-	-	-	-	(402)	-	-	-	(402)
Other comprehensive
loss, net of tax	-	-	-	-	-	-	(105)	-	-	(105)
Balance at December 31, 2020	-	$-	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

($ in millions)

	2020	2019	2018
Cash flows provided from (used by) operating activities:
Net loss	$(402)	$(5,911)	$(643)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	1,598	1,780	1,954
(Gain) Loss on early extinguishment of debt	72	20	(32)
Pension settlement costs	159	57	41
Pension/OPEB special termination benefit enhancements	-	44	-
Stock-based compensation expense	3	15	18
Amortization of deferred financing costs	15	30	34
Non-cash reorganization items	93	-	-
Other adjustments	6	-	(32)
Deferred income taxes	(91)	(619)	(67)
Goodwill Impairment	-	5,725	641
Loss on disposal of Northwest Operations	162	446	-
Change in accounts receivable	73	48	65
Change in accounts payable and other liabilities	342	(122)	(141)
Change in prepaid expenses, income taxes and other assets	(41)	(5)	(26)
Net cash provided from operating activities	1,989	1,508	1,812

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(1,181)	(1,226)	(1,192)
Proceeds from sale of Northwest Operations	1,131	-	-
Proceeds on sale of assets	27	88	11
Other	4	4	5
Net cash used by investing activities	(19)	(1,134)	(1,176)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(4,948)	(2,008)	(2,515)
Proceeds from long-term debt borrowings	4,950	1,650	1,840
Proceeds from revolving debt	-	949	525
Repayment of revolving debt	(749)	(475)	(250)
Financing costs paid	(121)	(44)	(43)
Dividends paid on preferred stock	-	-	(107)
Premium paid to retire debt	-	-	(17)
Finance lease obligation payments	(23)	(35)	(36)
Other	(2)	(5)	(5)
Net cash provided from (used by) financing activities	(893)	32	(608)

Increase (Decrease) in cash, cash equivalents and restricted cash	1,077	406	28
Cash, cash equivalents and restricted cash at January 1,	810	404	376
Cash, cash equivalents and restricted cash at December 31,	$1,887	$810	$404

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$612	$1,469	$1,507
Income tax payments, net	$8	$4	$4
Reorganization items, net	$270	$-	$-

Non-cash investing and financing activities:
Financing obligation for contributions of real property to pension plan	$-	$-	$37
Reduction of pension obligation	$-	$-	$37
Increase (Decrease) in capital expenditures due to changes
in accounts payable	$(117)	$13	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:

(a)Description of Business:

Frontier Communications Corporation (Frontier) is a provider of communications services in the United States, with approximately 3.6 million customers, 3.1 million broadband subscribers and 16,200 employees, operating in 25 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

(b)Basis of Presentation and Use of Estimates:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of amounts previously reported have been made to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in consolidation.

For our financial statements as of and for the period ended December 31, 2020, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(c) Going Concern:

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

On April 14, 2020 (the Petition Date), Frontier Communications Corporation and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan, the Reorganized Company Parties or the Reorganized Debtors) commenced cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. On August 21, 2020, the Company Parties filed the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Plan) with the Bankruptcy Court.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the JPM Credit Agreement (as defined herein), the Company’s 8.000% first lien secured notes due April 1, 2027 (the Original First Lien Notes), the Company’s 8.500% second lien secured notes due April 1, 2026 (the Original Second Lien Notes), our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As of December 31, 2020, amounts that were outstanding under the JPM Credit Agreement, our Original First Lien Notes, and our Original Second Lien Notes have been repaid in full. We have reclassified our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries to “Long term debt due within one year” or “Liabilities Subject to Compromise”, based on the event of default or reinstatement provisions of each security in the Restructuring Support Agreement, on our consolidated balance sheet as of December 31, 2020. For additional discussion related to our debt obligations, and details of our refinancing of our secured debt, refer to Note 9.

(d)Impact of COVID-19:

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

With more people staying at home and an increased reliance on broadband and telephone networks, the Federal Communications Commission (FCC) issued the Keep Americans Connected Pledge on March 11, 2020, which provided for telecommunication providers, including Frontier, to not terminate service and to waive any late payment fees through June 30, 2020 for certain customers due to economic circumstances they are facing related to COVID-19 as well as making WIFI hotspots available to all Americans who need them. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. While the initial 60-day period of the Keep Americans Connected Pledge has expired, state and federal governments continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of December 31, 2020, very few had past due balances beyond the point of normal disconnection.

In addition to committing to the Keep Americans Connected Pledge, Frontier’s response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods, including not allowing our field service employees to enter a customer’s home for a period of time, a limitation which is no longer in effect. We are continuing to require personal protective equipment on any employees entering a customer location. The percentage of Frontier’s employees who have reported

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

testing positive for COVID-19 is small and continues to track below the percentage of reported cases both nationally and in those states in which Frontier has a significant number of employees. Through December 31, 2020, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

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

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the year ended December 31, 2020 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher residential activations and lower churn. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

(e)Debtor-In-Possession:

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

(f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $58 million and $50 million is included within “other assets” on our consolidated balance sheet as of December 31, 2020 and 2019, respectively. These amounts represent Letters of Credit Obligations and utility adequate assurance account that is required under bankruptcy rules.

(g)Revenue Recognition:

Revenue for data & Internet services, voice services, video services and switched and non-switched access services is recognized as the individual performances obligations to the customer are satisfied. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized as services are provided by measuring progress toward the complete satisfaction of the Company’s performance obligations. Progress is measured monthly based on months completed as a portion of the total contract. The unearned portion of these fees is initially deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

Surcharges and Subsidies

Frontier collects various taxes from its customers and subsequently remits these taxes to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

surcharges from customers (primarily federal USF), of $193 million, $221 million, and $213 million for the years ended December 31, 2020, 2019 and 2018, respectively, and video franchise fees of $30 million, $40 million, and $47 million for the years ended December 31, 2020, 2019, and 2018, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses.

We accepted the FCC’s Connect America Fund (CAF) Phase II and RDOF offers of support, which are intended to provide long-term support for broadband in high cost unserved or underserved areas. We are recognizing these FCC subsidies into revenue on a straight-line basis over the seven year funding term for CAF Phase II and the ten year funding term for RDOF.

(h)Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation

(i)Definite and Indefinite Lived Intangible Assets:

Intangible assets arising from business combinations, such as customer lists, royalty agreements, and tradenames, are initially recorded at estimated fair value. Frontier amortizes its customer list and certain other finite-lived intangible assets over their estimated useful lives on the accelerated method of sum of the years’ digits and its royalty agreement over its estimated useful life on the straight-line method. Definite lived and Indefinite lived intangible assets are assessed for impairment annually, as of December 31, or more frequently, if events or changes in circumstances indicate the estimated fair value may be less than the carrying amount. Additionally, Frontier reviews whether factors exist that would necessitate a change in useful life and a different amortization period.

(j)Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

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

(k)Lease Accounting:

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

(l)Income Taxes and Deferred Income Taxes:

We file a consolidated federal income tax return. We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax effect of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

The tax effect of a change in tax law or rates included in income tax expense from continuing operations includes effect of changes in deferred tax assets and liabilities initially recognized through a charge or credit to other comprehensive income (loss). The residual tax effects typically are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Since the Company has adopted the portfolio approach to release the residual tax effects, there is no release for the residual tax effect from the sale of our Northwest Operations.

(m) Stock Plans:

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

(n)Net Loss Per Share Attributable to Frontier Common Shareholders:

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

(o)Assets Held for Sale:

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(2) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans”. This standard eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other postretirement plans. The amendments in the standard were early-adopted, as permitted, and the Company applied on a retrospective basis effective January 1, 2020.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which adds, removes, and modifies certain disclosures required by ASC 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Frontier adopted this standard effective January 1, 2020. New disclosures related to this standard have been included in Note 21 related to our Level 3 assets.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Frontier early-adopted this standard on January 1, 2020, with no impact on our consolidated financial statements.

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This standard included various clarifications and improvements related to financial instruments including the modification of required disclosures for assets measured using the net asset value. These changes were effective upon the final issuance of the standard and have been applied to our fair value disclosures included in Note 21.

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. This standard provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. The standard applies to contracts and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. Frontier is evaluating the impact of the adoption of this standard, including optional expedients, on our consolidated financial statements.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(3) Chapter 11 Filing and Other Related Matters:

Filing of Chapter 11 Bankruptcy

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

To implement the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

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

In accordance with the Restructuring Support Agreement, the Consenting Noteholders agreed, among other things, to:

i)support the transactions (the Restructuring Transactions) described in, within the timeframes outlined in, and in accordance with the Restructuring Support Agreement;

ii)not take any action, directly or indirectly, that is reasonably likely to interfere with acceptance, implementation, or consummation of the Restructuring Transactions;

iii)vote each of its Senior Notes Claims (as defined in the Restructuring Support Agreement) to accept the Plan; and;

iv)not transfer Senior Notes Claims held by each Consenting Noteholders except with respect to limited and customary exceptions, including requiring any transferee to either already be bound or become bound by the terms of the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to:

i)support and take all steps reasonably necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement;

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

ii)support and take all steps reasonably necessary and desirable to obtain entry of (a) the final orders of the Bankruptcy Court authorizing the relevant Company Parties’ entry into the documents governing a senior secured superpriority DIP financing facility, (b) the order of the Bankruptcy Court approving the disclosure statement related to the Plan pursuant to section 1125 of the Bankruptcy Code and (c) the Bankruptcy Court’s order confirming the Plan;

iii)use commercially reasonable efforts to obtain any and all required governmental, regulatory, and/or third-party approvals for the Restructuring Transactions;

iv)act in good faith and use commercially reasonable efforts to execute and deliver certain required documents and agreements to effectuate and consummate the Restructuring Transactions as contemplated by the Restructuring Support Agreement;

v)operate their businesses in the ordinary course of business in a manner consistent with the Restructuring Support Agreement and past practice and use commercially reasonable efforts to preserve their businesses; and;

vi)not, directly or indirectly, object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to consummation of the Plan. In addition, the Restructuring Support Agreement shall automatically terminate on the Effective Date of the Plan once all conditions precedent to the Plan have been satisfied.

Chapter 11 Cases

As an initial step towards implementation of the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases. Each Company Party continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. To that end, on the Petition Date, the Company Parties filed the First Day Motions, which were approved after a final hearing held on May 22, 2020. Pursuant to the First Day Motions, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: continue to operate our cash management system and honor certain prepetition obligations related thereto; maintain existing business forms; continue to perform intercompany transactions; obtain super priority administrative expense status for post-petition intercompany balances; pay certain prepetition claims of critical vendors, lien claimants and section 503(b)(9) of the Bankruptcy Code claimants in the ordinary course of business on a post-petition basis; pay prepetition employee wages, salaries, other compensation and reimbursable employee expenses and continue employee benefits programs; pay obligations under prepetition insurance policies, continue to pay certain brokerage fees; renew, supplement, modify or purchase insurance coverage; maintain our surety bond program; pay certain prepetition taxes and fees; honor certain prepetition obligations to customers and continue certain customer programs in the ordinary course of business; and pay or honor prepetition claims of content providers.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

•the execution, delivery, and filing of any organizational and governance documents for the Reorganized Company Parties;

•any and all actions necessary or appropriate to effectuate the Secured Creditor Settlement (as defined below); and

•the execution, delivery, and filing of all agreements, indentures, notes, filings, documents, and instruments delivered or entered into in connection with one or more DIP financing facilities, which shall be used to repay certain of the Company Parties’ prepetition secured indebtedness and shall convert into an exit facility on the Effective Date (a DIP-to-Exit Facility), and a DIP revolving financing facility, which shall, subject to certain conditions, convert into an exit revolving facility (a DIP-to-Exit Revolving Facility and, together with a DIP-to-Exit Facility, DIP Facilities);

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

•on the Effective Date, issuance of takeback debt by one or more of the Reorganized Company Parties (the Takeback Debt), in a principal amount of $750 million, which shall include the following terms (which may be modified subject to requisite consent under the Plan):

•an interest rate that is either (a) no more than 2.50% higher than the interest rate of the next most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is secured on a third lien basis or (b) no more than 3.50% higher than the interest rate of the most junior secured debt facility to be entered into on the Effective Date if the Takeback Debt is unsecured;

•a maturity of no less than one year outside of the longest-dated debt facility to be entered into by the Reorganized Company Parties on the Effective Date, provided that in no event shall the maturity of the Takeback Debt be longer than eight years from the Effective Date;

•to the extent the Original Second Lien Notes claims are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Original Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•the Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of senior notes that are held by all Consenting Noteholders; and

•all other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Second Lien Notes.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

•claims arising under, derived from, based on, or related to the Original Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Second Lien Notes Trustee), shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

For more information on the repayment of the Revolver, the Original First Lien Notes, the Original Second Lien Notes and the Term Loan B, see Note 9.

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Original Second Lien Notes claims represented by Quinn Emanuel Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall be deemed to have consented to reinstatement and shall not allege, and shall be deemed to have waived and foregone any objections to, any defaults arising from the transactions set forth in the Plan;

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee shall be deemed to have consented to and shall not impede or otherwise delay the Debtors’ pursuit of certain debtor in possession/exit financing facilities;

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Second Lien Notes indenture, as applicable;

•holders of Revolver claims, Term Loan B claims, Original First Lien Notes claims (including the First Lien Committee), the applicable agents, and the Original First Lien Notes trustee shall be deemed to have waived any enforcement of any turnover or payment over rights under the Junior Lien Intercreditor and Subordination Agreement, dated as of March 19, 2018, against the Debtors, Second Lien Notes Trustee, or holders of Original Second Lien Notes claims with respect to certain obligations and amounts;

•the Company Parties shall make a $48 million payment to holders of Term Loan B claims, a $9 million payment for the benefit of holders of Original First Lien Notes claims, and, in the event that the Effective Date occurs on or after March 31, 2021, an incremental payment of $8 million to holders of Term Loan B claims, subject to the provisions and conditions of the Plan with respect to such payments;

•the Company Parties or the Reorganized Company Parties, as applicable, shall pay in full in cash all reasonable First Lien Committee fees and Second Lien Committee fees that are due and owing under the applicable engagement letters; and

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve the indentures, credit, guarantee and security documents governing the obligations under senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof, a debtor-in-possession (DIP) revolving facility ,and the exit revolving facility ,(the Exit Revolving Facility) it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan, a DIP term loan facility and the exit term loan facility it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan (the Exit Term Loan Facility) and, if applicable, the reinstated Term Loan B (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

On October 8, 2020, we issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the First Lien Notes due October 2027), and entered into a $625 million DIP revolving

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

facility (the DIP Revolving Facility) and a $500 million DIP term loan facility (the Initial DIP Term Loan Facility). We used the proceeds from the offering of the First Lien Notes due October 2027, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full our prepetition $1,650 million aggregate principal amount of the Original First Lien Notes and (ii) pay related interest, fees and expenses.

On November 25, 2020, we issued $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the First Lien Notes due May 2028) and $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the New Second Lien Notes), and borrowed an incremental $750 million under the DIP term loan facility (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility). We used the proceeds from these issuances, and the incremental term loan borrowing, together with cash on hand to (i) repay all outstanding borrowings under the prepetition $1,740 million Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of the Original Second Lien Notes, and (iii) pay related interest, fees and expenses incurred in connection therewith.

For more information about the DIP Financing, refer to Note 9.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required Public Utility Commission (PUC) approvals in certain states, the level of review undertaken by the FCC and state PUCs, and the length of time to complete such review varies. As part of the regulatory approval process, the Company made a number of affirmative commitments and the FCC and states have imposed additional conditions on the Company as part of approval for the Restructuring, including specific investment, broadband service deployment, service quality improvements, reporting and compliance conditions. The regulatory approval process is moving forward, and the Company has received PUC approvals or favorable determinations in all of the required states at this time, except California. No assurance can be given as to the terms, conditions, and timing of the remaining California approval.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Liabilities subject to compromise consisted of the following:

As of
($ in millions)	December 31, 2020

Accounts payable	$57
Other current liabilities	62
Accounts payable, and other current liabilities	119

Debt subject to compromise	10,949
Accrued interest on debt subject to compromise	497
Long-term debt and accrued interest	11,446

Liabilities subject to compromise	$11,565

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

For the year ended
($ in millions)	December 31, 2020

Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	$93
Debtor-in-possession financing costs	121
Secured Creditor Settlement	58
Professional fees and other bankruptcy related costs	137

Reorganization items, net	$409

The Company has incurred significant costs associated with the reorganization, primarily legal and professional fees. Write-off of deferred debt issuance costs, the write-off of original issue net discount related to debt subject to compromise and the DIP financing costs were also included in reorganization items. The Reorganization items for the year ended December 31, 2020 have been adjusted to reflect the October 30, 2020 Bankruptcy Court order limiting certain professional fees. For discussion related to our ability to continue as a going concern, refer to Note 1.

(4) Revenue Recognition:

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers,” (ASC 606).

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for residential and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (nonswitched access) including services to wireless providers (wireless backhaul);

Voice services include traditional local and long-distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our residential and business customers. Voice services also include the long-distance voice origination and termination services that we provide to our business customers and other carriers;

Video services include revenues generated from services provided directly to residential customers as terrestrial television services, and through Dish satellite TV services;

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

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following tables provide a summary of revenues, by category. Revenues in the following tables include revenues for the Northwest Operations for the four months ended April 30, 2020 (prior to its disposal):

	For the year ended December 31,
($ in millions)	2020	2019	2018
Data and Internet services	$3,478	$3,756	$3,878
Voice services	2,085	2,500	2,721
Video services	789	1,005	1,085
Other	429	477	544
Revenue from contracts
with customers (1)	6,781	7,738	8,228
Subsidy and other regulatory revenue (2)	374	369	383
Total revenue	$7,155	$8,107	$8,611

	For the year ended December 31,
($ in millions)	2020	2019	2018
Consumer	$3,586	$4,153	$4,380
Commercial	3,195	3,585	3,848
Revenue from contracts
with customers (1)	6,781	7,738	8,228
Subsidy and other regulatory revenue (2)	374	369	383
Total revenue	$7,155	$8,107	$8,611

(1)Includes $67 million, $70 million, and $73 million of lease revenue for the years ended December 31, 2020, 2019, and 2018 respectively.

(2)Includes $30 million in transition services provided to the purchaser in connection with the divestiture of the Northwest Operations for the year ended December 31, 2020.

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

The following is a summary of the changes in the assets established for our costs to acquire customers for the years ended December 31, 2020 and 2019:

	Contract Acquisition Costs
($ in millions)	Current	Noncurrent

Balance at January 1, 2019	$107	$127
Commissions deferred	138	6
Commission costs recognized	(131)	-
Reclass to assets held for sale	(9)	(12)
Balance at December 31, 2019	105	121
Commissions deferred	94	13
Commission costs recognized	(116)	(4)
Reclassified between Current and Noncurrent	14	(14)
Balance at December 31, 2020	$97	$116

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following is a summary of the changes in the contract assets and contract liabilities for the years ended December 31, 2020 and 2019:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2020	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(34)	-	(68)	(12)
Cash received, excluding amounts
recognized as revenue	-	-	85	11
Credits granted, excluding amounts
recognized as revenue	3	1	-	-
Reclassified between Current
and Noncurrent	-	-	-	-
Balance at December 31, 2020	$6	$9	$58	$20

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019	$44	$25	$49	$22
Revenue recognized included
in opening contract balance	(39)	(12)	(81)	(17)
Cash received, excluding amounts
recognized as revenue	-	-	78	16
Credits granted, excluding amounts
recognized as revenue	30	1	-	-
Reclassified between Current
and Noncurrent	5	(5)	-	-
Reclassified to held for sale	(3)	(1)	(5)	-
Balance at December 31, 2019	$37	$8	$41	$21

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

Revenue from remaining
($ in millions)	performance obligations

2021	$1,426
2022	651
2023	288
2024	118
2025	69
Thereafter	139
Total	$2,691

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(5) Accounts Receivable:

The components of accounts receivable, net at December 31, 2020 and 2019 are as follows:

($ in millions)	2020	2019

Retail and Wholesale	$608	$678
Other	75	71
Less: Allowance for doubtful accounts	(130)	(120)
Accounts receivable, net	$553	$629

An analysis of the activity in the allowance for doubtful accounts for the years ended December 31, 2020, 2019 and 2018 is as follows:

				Decreases:	Reclassified
	Balance at	ASC 606	Increases:	Write-offs	to	Balance at
	beginning of	Transition	Charged to	and Customer	Assets Held	end of
($ in millions)	the Period	Adjustment	Revenue	Credits	for Sale	the Period

2018	$69	$32	$93	$(89)	$-	$105
2019	$105	$-	$109	$(83)	$(11)	$120
2020	$120	$-	$106	$(96)	$-	$130

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. The provision for uncollectible amounts was $106 million, $109 million and $93 million for the years ended December 31, 2020, 2019 and 2018, respectively. The provision for uncollectible amounts charged to revenue during 2020 and 2019 and the ending balance in the allowance account as of December 31, 2020 and 2019 were elevated as a result of ongoing billing disputes with some of our wholesale customers and our estimate of amounts required to settle such disputes. Actual settlement amounts could vary significantly from these estimates. Resolutions reached with carriers resulted in a reduction of our reserves of $49 million, $37 million, and $9 million in 2020, 2019 and 2018, respectively.

(6) Property, Plant and Equipment:

Property, plant and equipment, net at December 31, 2020 and 2019 are as follows:

	Estimated
($ in millions)	Useful Lives	2020	2019

Land	N/A	$212	$217
Buildings and leasehold improvements	40 years	2,139	2,171
General support	5 to 15 years	1,643	1,624
Central office/electronic circuit equipment	5 to 8 years	8,270	7,968
Poles	30 years	1,371	1,274
Cable, fiber and wire	15 to 25 years	11,883	11,312
Conduit	50 years	1,619	1,608
Construction work in progress		558	378
Property, plant and equipment		27,695	26,552
Less: Accumulated depreciation		(14,764)	(13,589)
Property, plant and equipment, net		$12,931	$12,963

As of December 31, 2019, $1,049 million of fixed assets were reclassified to assets held for sale in relation to the planned sale of the Northwest Operations (see Note 7). Effective with the designation of the Northwest Operations

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP.

Property, plant, and equipment includes approximately $143 million, $167 million, and $152 million of fixed assets recognized under capital leases as of December 31, 2020, 2019 and 2018, respectively.

During 2020, we sold certain properties consisting of land and buildings for approximately $27 million in cash. The aggregate carrying value of the properties was approximately $37 million, resulting in a loss on the sale of $10 million, which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet.

In 2017 and 2018, we sold certain properties subject to leaseback, generating $106 million in net proceeds. In connection with the adoption of ASC 842, the $15 million ($11 million net of tax) unamortized deferred gains resulting from these transactions were recognized directly to opening accumulated deficit as of January 1, 2019.

In January 2019, we closed the sale of certain wireless towers for approximately $76 million in cash. The aggregate carrying value of the towers was approximately $1 million, resulting in a gain on the sale of $75 million which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet during 2020.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the year ended December 31,
($ in millions)	2020	2019	2018

Depreciation expense	$1,255	$1,335	$1,385

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2020, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(7) Divestiture of Northwest Operations:

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

A portion of the proceeds from the sale are held in escrow as recourse for indemnity claims that may arise under the purchase agreement for a period of one year after the sale was completed on May 1, 2020. As of December 31, 2020, there were $58 million of proceeds held in escrow accounts included in Other current assets. Proceeds previously held in escrow related to employee liabilities of $25 million and adjustments to working capital of $5 million were received by the Company in the first quarter of 2021.

In connection with the sale, Frontier entered into an agreement to perform certain transition services for the purchaser. The first six months of these services were generally being provided at no additional cost to the purchaser as a condition of the transaction. The fair value of these transition services was estimated to be $30 million and were recorded as a deferred liability (recorded within the “Advanced billings” financial statement caption in the balance sheet) in connection with the transaction, which amount was amortized to other revenue as the related services are being delivered. For the year ended December 31, 2020, we recognized $30 million, in other revenue related to these transition services. Effective October 31, 2020, the purchaser terminated all future services that Frontier would have provided and received compensation under this agreement. In connection with the termination, Frontier agreed to provide limited training and subject matter support services for a fee, primarily during the fourth quarter of 2020.

The Northwest Operations were included in Frontier’s continuing operations and classified as assets held for sale

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

and liabilities related to assets held for sale on our consolidated balance sheets through the completion of the transaction on May 1, 2020. As a result of the closing of the transaction, we derecognized net assets of $1,132 million, including property, plant, and equipment of $1,084 million, goodwill of $658 million, a $603 million valuation allowance on our assets held for sale, and $150 million of defined benefit pension and other postretirement benefit plan obligations, net of transferred pension plan assets.

This transaction did not represent a strategic shift for Frontier; therefore, it did not meet the criteria to be classified as a discontinued operation. Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP.

During the years ended December 31, 2020 and 2019, Frontier recorded a loss on disposal of $162 million and $446 million, respectively, associated with the sale of the Northwest Operations. For the year ended December 31, 2020, these amounts include $27 million of loss (an immaterial out of period adjustment) related to the initial measurement and recognition of the estimated loss on disposal recorded during the quarter ended June 30, 2019, upon designation as assets held for sale.

(8) Goodwill and Other Intangibles:

All goodwill was fully impaired as of December 31, 2019, other than goodwill of $658 million associated with the planned disposal of Frontier Northwest which was classified in Assets held for sale as of December 31, 2019. Goodwill impairment charges were $5,725 million and $641 million for the years ended December 31, 2019 and 2018, respectively. Accumulated goodwill impairment charges were $9,154 million as of both December 31, 2020 and 2019.

Prior to full impairment, we performed impairment tests related to our goodwill annually as of December 31, or sooner if an indicator of impairment was identified.

We used a market multiples approach to determine Frontier’s enterprise fair value for purposes of assessing goodwill for impairment. Marketplace comparisons, analyst reports and trends for other public companies within the communications industry whose service offerings are comparable to ours had a range of fair value multiples between 4.4x and 6.5x of annualized expected EBITDA as adjusted for certain items. We estimated the enterprise fair value using a multiple of 4.4x EBITDA for both the second and third quarter 2019 evaluations, a multiple of 5.3x EBITDA for the fourth quarter 2018 evaluation, and a multiple of 5.5x EBITDA for each of the first three quarterly evaluations in 2019.

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

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of December 31, 2020, 2019, and 2018.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The components of other intangibles at December 31, 2020 and 2019 are as follows:

	2020			2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,781)	$551	$4,332	$(3,452)	$880
Trade name	122	-	122	122	-	122
Royalty agreement	72	(68)	4	72	(54)	18
Total other intangibles	$4,526	$(3,849)	$677	$4,526	$(3,506)	$1,020

Amortization expense was as follows:

	For the year ended December 31,
($ in millions)	2020	2019	2018

Amortization expense	$343	$445	$569

Amortization expense primarily represents the amortization of our customer base acquired as a result of the CTF Acquisition, the Connecticut Acquisition and the acquisition of certain Verizon properties in 2010 with each based on a useful life of 8 to 12 years on an accelerated method. The approximate weighted average remaining life of our customer base is 3.5 years and for our royalty agreement is 0.3 years. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $253 million in 2021, $170 million in 2022, $95 million in 2023, $26 million in 2024, and $7 million in 2025.

(9) Long-Term Debt:

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under the JPM Credit Agreement, the Original First Lien Notes, the Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such we have reclassified certain subsidiary unsecured and certain secured debt obligations to Long term debt due within one year and certain parent unsecured debt obligations to Liabilities subject to compromise on our consolidated balance sheet as of December 31, 2020. While this reclassification includes all of our debt, the Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all holders of secured debt and subsidiary debt. Among other things, the Restructuring Support Agreement provides that holders of our secured debt will be entitled to receive cash interest payments and to have the principal amount of their indebtedness repaid or reinstated upon emergence and that holders of secured and unsecured debt of our subsidiaries will be entitled to receive cash interest payments and to have the principal amount of their indebtedness reinstated upon emergence.

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

For information related to the Restructuring Support Agreement, the Chapter 11 Cases, the Plan and the DIP Financing, refer to Note 3.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The activity in our long-term debt from January 1, 2020 to December 31, 2020 is summarized as follows:

		For the year ended December 31, 2020
($ in millions)	January 1, 2020	Payments and Retirements	New Borrowings	December 31, 2020	Interest Rate at December 31, 2020*

Secured debt issued by Frontier	$5,711	$(5,697)	$4,950	$4,964	5.747%
Unsecured debt issued by Frontier	10,949	-	-	10,949	9.193%
Secured debt issued by subsidiaries	106	-	-	106	8.368%
Unsecured debt issued by subsidiaries	750	-	-	750	6.897%
Debt prior to reclassification to
liabilities subject to compromise	$17,516	$(5,697)	$4,950	$16,769	8.065%

Less: Debt Issuance Costs	(168)			-
Less: Debt Premium/(Discount)	(46)			(39)
Debt, less unamortized debt
issuance costs and discounts	17,302			16,730
Less: Current Portion	(994)			(5,781)
Less: Debt subject to compromise	-			(10,949)
Total Long-term debt	$16,308			$-

* Interest rate includes amortization of debt issuance costs and debt premiums or discounts. The interest rates at December 31, 2020 represent a weighted average of multiple issuances. Since the filing of Chapter 11 Bankruptcy, Frontier has not made any payments related to accrued interest for any debt obligations that are subject to compromise.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt and subsidiary debt at December 31, 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Revolver due 2/27/2024 (1)	$-		$749	4.760% (Variable)
Term loan due 6/15/2024 (2)	-		1,699	5.550% (Variable)
First lien notes due 4/1/2027	-		1,650	8.000%
Second lien notes due 4/1/2026	-		1,600	8.500%
DIP-to-Exit Revolving Facility	-		-
DIP-to-Exit term loan due 10/8/2027	1,250	5.750% (Variable)	-
DIP-to-Exit First lien notes due 10/15/2027	1,150	5.875%	-
DIP-to-Exit First lien notes due 5/1/2028	1,550	5.000%	-
DIP-to-Exit Second lien notes due 5/1/2029	1,000	6.750%	-
IDRB due 5/1/2030	14	6.200%	13	6.200%
Total secured debt issued by Frontier	4,964		5,711

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Total unsecured debt issued by Frontier	10,949		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	6	6.154%
Total secured debt issued by subsidiaries	106		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to liabilities
subject to compromise	16,769	8.188% (3)	17,516	8.486% (3)

Less: debt subject to compromise	(10,949)		-

Total Debt	$5,820	5.944% (3)	$17,516	8.486% (3)

(1) Represents borrowings under the JPM Credit Agreement Revolver, as defined below.

(2) Represents borrowings under the JPM Credit Agreement Term Loan B, as defined below.

(3) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

DIP Financing

DIP Financing Motion

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

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower and a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Goldman Sachs Bank USA, as administrative agent, JP Morgan Chase Bank, N.A., as collateral agent and each lender and issuing bank from time to time party thereto.

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

At our election, the determination of interest rates for the DIP Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 3.250% (or 2.250% for alternate base rate loans).

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

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is the earlier of (x) 4 years after the conversion date and (y) 91 days prior to the earliest maturity date of permitted pari passu refinancing debt, permitted junior refinancing debt, the term loans outstanding under the prepetition credit agreement after giving effect to the consummation of the Plan (or any indebtedness that replaces or refinances such term loans) and any long term exit facilities so long as, in each case, the outstanding principal amount of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

any such indebtedness is in excess of an amount set forth in the definitive documentation with respect to the Exit Revolving Facility. The determination of interest rates for the Exit Revolving Facility is based on margins over the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 3.500% (or 2.500% for alternate base rate loans).

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and each lender from time to time party thereto (the DIP to Exit Term Credit Agreement). which provides for a senior secured superpriority DIP term loan facility in the aggregate principal amount of $500 million (the Initial DIP Term Loan Facility). On November 25, 2020, Frontier entered into an incremental amendment to the DIP to Exit Term Credit Agreement (the Incremental DIP Term Loan Amendment), which provides for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility).

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that if certain conditions are met and the conversion date occurs, the maturity date shall be the seventh anniversary of the closing date.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. The interest rate with respect to any LIBOR loan is 4.750% or 3.750% for alternate base rate loans, with a 1.000% LIBOR floor.

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

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $1,250 million.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Debt Refinancing

On September 17, 2020, Frontier repaid the $749 million of outstanding principal under the Revolver (as defined below), plus accrued interest, using cash on hand. The repayment in full of all revolving loans outstanding under the JPM Credit Agreement (as defined below) was a condition precedent to the entry into the DIP Facility, and the Revolver was terminated on October 8, 2020 upon entry into the DIP Revolving Facility.

On October 8, 2020, the Company issued $1,150 million aggregate principal amount of the First Lien Notes due October 2027, entered into the $500 million DIP Revolving Facility and entered into the Initial DIP Term Loan Facility. The Company used the proceeds from the offering, together with the proceeds of the DIP Term Loan Facility and cash on hand, to (i) repay in full the Company’s $1,650 million aggregate principal amount of Original First Lien Notes and (ii) pay related interest, fees and expenses.

On November 25, 2020, the Company issued $1,550 million aggregate principal amount of the First Lien Notes due May 2028 (as defined below), issued $1,000 million aggregate principal amount of the New Second Lien Notes (as defined below), and borrowed an incremental $750 million pursuant to the Incremental DIP Term Loan Facility. The Company used the proceeds from the issuance, the incremental borrowing, and cash on hand to (i) repay all outstanding borrowings under our Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of the Original Second Lien Notes, and (iii) pay related interest, fees and expenses incurred in connection therewith.

First Lien Notes due October 2027

On October 8, 2020, Frontier issued $1,150 million aggregate principal amount of the First Lien Notes due October 2027. Interest on the First Lien Notes due October 2027 is payable to holders of record semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2021.

The notes were issued pursuant to an indenture, dated as of October 8, 2020 (the 2027 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the First Lien Notes due October 2027 are secured on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility and the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility. From the conversion date, the First Lien Notes due October 2027 are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis and pari passu with its senior secured credit facilities.

Frontier may redeem the First Lien Notes due October 2027 at any time, in whole or in part, prior to their maturity. If the notes are redeemed before October 15, 2023 the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If the notes are redeemed on or after October 15, 2023 the redemption price will be equal to the amounts set forth in the 2027 First Lien Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before October 15, 2023, Frontier may redeem up to 40% of the First Lien Notes due October 2027 using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the First Lien Notes due October 2027 will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the First Lien Notes due October 2027, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The 2027 First Lien Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the First Lien Notes due October 2027 have investment grade ratings by at least two of Moody’s, S&P or Fitch. The 2027 First Lien Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the First Lien Notes due October 2027 to become or to be declared due and payable.

First Lien Notes due May 2028

On November 25, 2020, Frontier issued $1,550 million aggregate principal amount of the First Lien Notes due May 2028, which bear interest at a rate of 5.000% per annum. Interest is payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2021.

The First Lien Notes due May 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the 2028 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the First Lien Notes due May 2028 are secured on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility and the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility. From the conversion date, the First Lien Notes due May 2028 are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis and pari passu with its senior secured credit facilities.

Frontier may redeem the First Lien Notes due May 2028 at any time, in whole or in part, prior to their maturity. If redeemed before May 1, 2024 the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If the notes are redeemed on or after May 1, 2024, the redemption price will be equal to the amounts set forth in the 2028 First Lien Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before May 1, 2024, Frontier may redeem up to 40% of the First Lien Notes due May 2028 using the proceeds of certain equity offerings at a redemption price equal to 105.000% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the First Lien Notes due May 2028 will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the First Lien Notes due May 2028, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The 2028 First Lien Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the First Lien Notes due May 2028 have investment grade ratings by at least two of Moody’s, S&P or Fitch. The 2028 First Lien Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the First Lien Notes due May 2028 to become or to be declared due and payable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

New Second Lien Notes

On November 25, 2020, Frontier issued $1,000 million aggregate principal amount of second lien secured notes that mature on May 1, 2029, and bear interest at a rate of 6.750% per annum (the New Second Lien Notes, and together with the First Lien Notes due October 2027 and the First Lien Notes due May 2028, the Secured Notes). Interest is payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2021.

The New Second Lien Notes were issued pursuant to an indenture, dated as of November 25, 2020 (the New Second Lien Indenture, and together with the 2027 First Lien Indenture and the 2028 First Lien Indenture, the Secured Note Indentures), by and among Frontier, the guarantors party thereto, the grantor party thereto, Wilmington Trust, National Association, as trustee and collateral agent, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

Prior to the conversion date, the New Second Lien Notes are superpriority obligations secured by a second-priority lien junior to the DIP Revolving Facility, the DIP Term Loan Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the DIP Revolving Facility, the DIP Term Loan Facility, on a super-priority basis and pari passu with the DIP Revolving Facility and the DIP Term Loan Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028. From the conversion date, the New Second Lien Notes are secured on a second-priority basis junior to the DIP Revolving Facility, the First Lien Notes due October 2027 and the First Lien Notes due May 2028, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and existing first lien notes on a second-priority basis junior to its secured credit facilities and existing first lien notes.

Frontier may redeem the New Second Lien Notes at any time, in whole or in part, prior to their maturity. If redeemed before May 1, 2024, the redemption price will be equal to 100% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus a make-whole premium. If redeemed on or after May 1, 2024, the redemption price will be equal to the amounts set forth in the New Second Lien Indenture, together with any accrued and unpaid interest to the redemption date. In addition, at any time before November 1, 2023, Frontier may redeem up to 40% of the New Second Lien Notes using the proceeds of certain equity offerings at a redemption price equal to 106.750% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of the New Second Lien Notes will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the New Second Lien Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The New Second Lien Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the New Second Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The New Second Lien Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the New Second Lien Notes to become or to be declared due and payable.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Repaid Original First Lien Notes

On March 15, 2019, Frontier completed a private offering of $1,650 million aggregate principal amount of the Original First Lien Notes, which had a maturity date of April 1, 2027, and accrued interest at a rate of 8.000% per annum. As noted above, these notes were repaid in full using the proceeds from the October 8, 2020 debt refinancing.

Repaid Original Second Lien Notes

On March 19, 2018, Frontier completed a private offering of $1,600 million aggregate principal amount of the Original Second Lien Notes, which had a maturity date of April 1, 2026, and accrued interest at a rate of 8.500% per annum. As noted above, these notes were repaid in full using the proceeds from the November 25, 2020 debt refinancing.

Repaid JP Morgan Credit Facilities

Frontier had an amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, which provided for a $1,625 million senior secured Term Loan A facility (the Term Loan A), a $1,740 million Term Loan B, and the Revolver. As noted above all outstanding amounts remaining drawn under the Revolver and Term Loan B were fully repaid using cash on hand and the proceeds from the November 25, 2020 debt refinancing, and all outstanding amounts remaining drawn under Term Loan A were fully repaid using the proceeds from the offering of the Original First Lien Notes.

On July 3, 2018, the Company entered into Increase Joinder No. 2 to the JPM Credit Agreement, pursuant to which the Company borrowed an incremental $240 million under the Term Loan B. The Company used the incremental borrowings to repay in full the 2014 CoBank Credit Agreement (as defined below), repay a portion of the 2016 CoBank Credit Agreement (as defined below) and pay certain fees and expenses related to this incremental borrowing.

Repaid CoBank Credit Facilities

Frontier had two separate credit agreements with CoBank, ACB, as administrative agent, lead arranger and a lender, and the other lenders, which provided for a $350 million senior term loan facility (the 2014 CoBank Agreement), and a $315 million senior term loan facility (the 2016 CoBank Credit Agreement). As noted above, all outstanding amounts remaining drawn under the 2016 CoBank Credit Agreement were repaid in full using the proceeds from the offering of the Original First Lien Notes, and all outstanding amounts remaining drawn under the 2014 CoBank Credit Agreement were repaid in full using the proceeds from the incremental borrowing provided by the Increased Joinder No. 2 to the JPM Credit Agreement.

Repaid Unsecured Senior Notes

For the year ended December 31, 2019, Frontier retired $348 million principal amount of 7.125% senior unsecured notes due 2020 at maturity.

For the year ended December 31, 2018, Frontier retired a $2,198 million aggregate principal amount of senior unsecured notes. As noted above, $1,651 million senior unsecured notes, consisting of $447 million of 8.500% senior notes due 2020, $249 million of 8.875% senior notes due 2020, $555 million of 6.250% senior notes due 2021, and $400 million of 9.250% senior notes due 2021, were paid prior to maturity using the proceeds from the offering of the Original Second Lien Notes. Additionally, during 2018, Frontier retired $431 million principal amount outstanding of 8.125% senior notes due 2018 at maturity, and purchased on the open market a $117 million aggregate principal amount of senior unsecured notes, consisting of $61 million of 8.125% senior notes due 2018 and $56 million of 7.125% senior notes due 2019.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Gain/Loss on Extinguishment of Debt

During the year ended December 31, 2020, Frontier recorded a loss on early extinguishment of debt of $72 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan B, the Original First Lien Notes, and the Original Second Lien Notes.

During the year ended December 31, 2019, Frontier recorded a loss on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

During the year ended December 31, 2018, Frontier recorded a gain on early extinguishment of debt of $32 million driven primarily by discounts received on the retirement of certain notes, slightly offset by premiums paid to retire certain notes and unamortized original issuance costs.

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

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, Frontier continues to depreciate the carrying value of the property in its financial statements and no gain or loss was recognized. An obligation of $37 million is included in our consolidated balance sheet within “Other liabilities” as of December 31, 2020 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 11 for additional details.

(10) Restructuring and Other Charges:

As of December 31, 2020, restructuring related liabilities of $2 million pertaining to employee separation charges and accrued costs related to transformation initiatives are included in “Other current liabilities” in our consolidated balance sheet.

During 2018, Frontier announced a strategic plan (Transformation Program) with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. We had retained a consulting firm to assist in executing on various aspects of the Transformation Program. This agreement was terminated in June 2019 and in connection therewith we made subsequent payments of approximately $35 million related to previously accrued expenses. We continue to implement programs and initiatives designed to improve and enhance our business and expect associated expenses to be recognized as incurred. Amounts accrued in connection with related consulting arrangements are recognized as operating expense under “Restructuring costs and other charges.”

Restructuring Costs

During 2020, we incurred $87 million in expenses consisting of $8 million directly associated with transformation initiatives, $7 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

The following is a summary of the changes in the liabilities established for restructuring and related programs:

Restructuring
($ in millions)	Liability
Balance at December 31, 2018	$18
Severance expense	38
Transformation costs	46
Other costs	40
Cash payments during the period	(127)
Balance at December 31, 2019	15
Severance expense	7
Transformation costs	8
Other costs	72
Cash payments during the period	(100)
Balance at December 31, 2020	$2

((

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

The components of lease cost are as follows:

	For the year ended
($ in millions)	December 31, 2020	December 31, 2019

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$15	$19
Interest on lease liabilities	13	15
Finance lease cost	28	34
Operating lease cost (1)	68	79
Sublease income	(11)	(11)
Total Lease cost	$85	$102

(1)Includes short-term lease costs of $2 million and $3 million and variable lease costs of $6 million and $6 million for the years ended December 31, 2020 and 2019, respectively.

Prior to adoption of ASC 842, pole-related rental expenses of $55 million for the year ended December 31, 2018, were included in lease expense. However, these agreements do not qualify as leases under ASC 842, so they are not included in the lease cost above. These agreements have been included in our purchase obligations

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

table (see Note 22). Finance lease costs included in the above table, were excluded from rental expense in the years ended December 31, 2018, as they related to finance leases. Under ASC 840, rental expense for the year ended December 31, 2018 was $102 million.

Supplemental balance sheet information related to leases is as follows:

($ in millions)	December 31, 2020		December 31, 2019

Operating right-of-use assets	$215	(1)	$204	(1)
Finance right-of-use assets	$143	(2)	$167	(2)

Operating lease liabilities	$223	(3)	$211	(3)
Finance lease liabilities	$145	(4)	$167	(4)

Operating leases:
Weighted-average remaining lease term	7.75	years	7.54	years
Weighted-average discount rate	8.26%		8.25%

Finance leases:
Weighted-average remaining lease term	8.96	years	9.10	years
Weighted-average discount rate	8.13%		7.98%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our December 31, 2020 consolidated balance sheets.

(3)This amount represents $48 million and $44 million, and $175 million and $167 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2020 and 2019 consolidated balance sheets.

(4)This amount represents $21 million and $25 million, and $124 million and $142 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2020 and 2019 consolidated balance sheets.

Supplemental cash flow information related to leases is as follows:

	For the year ended
($ in millions)	December 31, 2020	December 31, 2019

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$67	$70
Operating cash flows used by operating leases	$(68)	$(76)
Operating cash flows used by finance leases	$(13)	$(15)
Financing cash flows used by finance leases	$(23)	$(35)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$28	$42
Finance leases	$3	$34

Lessee

For lessee agreements, Frontier elected to apply the short-term lease recognition exemption for all leases that qualify and as such, does not recognize assets or liabilities for leases with terms of less than twelve months, including existing leases at transition. Frontier elected not to separate lease and non-lease components.

As of January 1, 2019, Frontier has operating and finance leases for administrative and network properties, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 87 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2020:

	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2021	$49	$32
2022	47	27
2023	42	23
2024	38	16
2025	32	14
Thereafter	87	82
Total lease payments	295	194
Less: imputed interest	(72)	(49)
Present value of lease liabilities	$223	$145	(2)

Upon adoption of ASC 842 on January 1, 2019, we recorded the unamortized deferred gain balances for previous sale-leasebacks of real estate assets as a transition adjustment, which had the effect of increasing our accumulated deficit by $15 million ($11 million net of tax).

Lessor

Frontier is the lessor for operating leases of towers, datacenters, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 65 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year. None of these leases include options for our lessees to purchase the underlying asset.

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

For the years ended December 31, 2020 and 2019, Frontier, as a lessor, recognized revenue of $67 million and $70 million, respectively.

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2020:

Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2021	$10
2022	10
2023	10
2024	7
2025	1
Thereafter	1
Total lease payments from customers	$39

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(12) Investment and Other Income (Loss), Net:

The components of investment and other income (loss), net for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the year ended December 31,
($ in millions)	2020	2019	2018

Interest and dividend income	$4	$9	$6
Pension and OPEB benefit (costs)	(43)	(42)	10
All other, net	(4)	(4)	(3)
Total investment and other income (loss), net	$(43)	$(37)	$13

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

(13) Capital Stock:

As of December 31, 2020, Frontier has approximately 175 million, 106 million, and 105 million shares of common stock authorized, issued, and outstanding, respectively. Additionally, Frontier has no shares of preferred stock issued and outstanding as of December 31, 2020 or 2019.

Mandatory Convertible Preferred Stock (Series A)

On June 29, 2018, all outstanding shares of Frontier’s 11.125% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the Series A Preferred Stock) converted at a rate of 1.3333 common shares per share of preferred stock into an aggregate of approximately 25,529,000 shares (net of fractional shares) of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Frontier issued cash in lieu of fractional shares of common stock in the conversion. These payments were recorded as a reduction to Additional paid-in capital. The final dividend of $54 million was paid on July 2, 2018.

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

(14) Stock Plans:

At December 31, 2020, we have four stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under three of the plans: the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At December 31, 2020, there were approximately 5,667,000 shares authorized for grant and approximately 3,632,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP together with the 2013 EIP (the EIPs). Our general policy is to issue treasury shares upon the grant of restricted shares and the exercise of options.

2013 and 2017 Equity Incentive Plans

Since the expiration date of the 2013 EIP on May 10, 2017, no awards have been or may be granted under such plan. Under the 2017 EIP, awards of our common stock may be granted to eligible employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. As discussed under the Non-Employee Directors’ Compensation Plans below, prior to May 25, 2006, non-employee directors received an award of stock options upon commencement of service. No awards may be granted more than 10 years after the effective date (May 10, 2017) of the 2017 EIP plan. The exercise price of stock options and SARs under the EIPs generally are equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options are not ordinarily exercisable on the date of

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

grant but vest over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits have the effect of increasing the option shares outstanding, which correspondingly decrease the average exercise price of outstanding options.

Performance Shares/Units

On February 15, 2012, Frontier’s Compensation Committee, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards were granted in the form of performance shares or units/cash. The LTIP was offered under the EIPs, and participants consist of senior vice presidents and above. The LTIP awards had performance, market and time-vesting conditions.

During the first 90 days of a three year performance period (a Measurement Period), a target number of performance shares or units were awarded to each LTIP participant with respect to the Measurement Period. The performance metrics under the LTIP were (1) annual targets for operating cash flow or adjusted free cash flow per share based on the goal set and (2) an overall performance “modifier, based on Frontier’s total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the Measurement Period. Operating cash flow or adjusted free cash flow per share performance was determined at the end of each year and the annual results were averaged at the end of the Measurement Period to determine the preliminary number of shares earned under the LTIP award. The TSR performance measure was then applied to decrease or increase payouts based on Frontier’s three year relative TSR performance. LTIP awards, to the extent earned, were paid out in the form of common stock or cash shortly following the end of the Measurement Period. During 2020, all of the remaining performance shares under the LTIP were cancelled.

The following summary presents information regarding LTIP target performance shares as of December 31, 2020 and changes during the three years then ended with regard to LTIP shares:

Number of
Shares
(in thousands)
Balance at December 31, 2017	306
LTIP target performance shares granted	284
LTIP target performance shares earned	(18)
LTIP target performance shares forfeited	(75)
Balance at December 31, 2018	497
LTIP target performance shares granted	-
LTIP target performance shares earned	(381)
LTIP target performance shares forfeited	(20)
Balance at December 31, 2019	96
LTIP target performance shares/units granted	-
LTIP target performance shares/units earned	-
LTIP target performance shares/units forfeited	(96)
Balance at December 31, 2020	-

For purposes of determining compensation expense, the fair value of each performance share was measured at the end of each reporting period and, therefore, fluctuated based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense, included in “Selling, general, and administrative expenses” of $0 million, $4 million, and $5 million during 2020, 2019 and 2018, respectively, for the LTIP.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Restricted Stock

The following summary presents information regarding unvested restricted stock as of December 31, 2020 and changes during the three years then ended with regard to restricted stock under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at December 31, 2017	633	$58.63	$4
Restricted stock granted	2,023	$8.26	$5
Restricted stock vested	(221)	$66.82	$(1)
Restricted stock forfeited	(577)	$16.47
Balance at December 31, 2018	1,858	$16.02	$4
Restricted stock granted	105	$2.00	$-
Restricted stock vested	(1,039)	$19.05	$(1)
Restricted stock forfeited	(24)	$28.30
Balance at December 31, 2019	900	$10.57	$1
Restricted stock granted	-	$0.00	$-
Restricted stock vested	(387)	$15.04	$-
Restricted stock forfeited	(209)	$7.79
Balance at December 31, 2020	304	$6.78	$-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the average of the high and low market price of a share of our common stock on the date of grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2020 was less than $1 million and the weighted average vesting period over which this cost is expected to be recognized is less than 1 year.

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $2 million, $11 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively, has been recorded in connection with these grants.

Non-Employee Directors’ Compensation Plans

Beginning October 1, 2013, stock units were credited to the director’s account in an amount that was determined as follows: the total cash value of the fees payable to the director is divided by the closing price of Frontier common stock on the grant date of the units. Units were credited to the director’s account quarterly. Directors must also elect to convert the units to cash upon retirement or death.

There were 8 directors participating in the Director Plans during all or part of 2020. The total plan units earned were 0, 155,045 and 183,791 in 2020, 2019, and 2018, respectively. As of June 2019, no further stock units have been issued to Non-Employee Directors.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Since the directors had the option to receive distributions from their stock units in cash, they were considered liability-based awards. Prior to adoption of ASU 2018-07, “Compensation – Stock Compensation (ASC 718): Improvements to Non-employee Share-Based payment accounting;” compensation expense was based on the current market value of our common stock at each reporting date. Upon adoption, compensation expense for all unvested awards was based on the market value of our common stock at the date of adoption and compensation expense for awards granted following adoption were based on the market value of our common stock at the grant date for each award.

In connection with the Director Plans, there were compensation costs associated with the issuance of stock units of $1 million in 2019 and $(1) million in 2018. Cash compensation associated with the Director Plans was $5 million in 2020, $4 million in 2019 and $1 million in 2018. These costs are recognized in “Selling, general and administrative expenses”.

(15) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	21.7	2.6	1.6
Tax reserve adjustment	(0.7)	-	0.1
Changes in certain deferred tax balances	(35.8)	(2.3)	(3.5)
Interest expense deduction	30.7	-	-
Restructuring cost	(10.0)	-	-
Goodwill impairment	-	(11.8)	(10.4)
Loss on disposal of Northwest Operations	(9.1)	-	-
Share-based payments	(0.2)	(0.1)	(0.5)
Federal research and development credit	(0.5)	-	0.1
Deferred Tax Remeasurement - 2017 Tax Reform	-	-	0.6
All other, net	0.1	-	(0.2)
Effective tax rate	17.2%	9.4%	8.8%

CARES Act

On March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017.

The CARES Act has a number of beneficial tax provisions (e.g., deferral of the employer portion of social security taxes for the remainder of 2020, the ability to claim additional interest deductions, net operating loss carrybacks, and removal of the 80% usage limitation for post-2017 NOLs for tax years 2018, 2019 and 2020).

Employers can defer payment of the employer’s share of the Social Security tax that they otherwise are responsible for paying on wages. The deferral applies to affected taxes normally required to be paid from March 27, 2020, through December 31, 2020. The deferred tax must be paid over the following two years, with half to be paid by December 31, 2021, and the other half to be paid by December 31, 2022. As of December 31, 2020, Frontier has entered the program and has deferred approximately the payment of $60 million.

The business interest deduction limit under Code Sec. 163(j) is increased to 50 percent of the taxpayer’s adjusted taxable income (ATI) for the 2019 and 2020 tax years. A taxpayer may also elect for the 2020 year only to use 2019 ATI in calculating the limitation. A taxpayer may elect not to have the increased limitation apply in 2019 or 2020.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Net operating losses (NOLs) arising in tax years beginning in 2018, 2019, and 2020 now have a five-year carryback period and an unlimited carryforward period. The provision limiting an NOL deduction attributable to NOLs arising in tax years beginning after 2017 to 80 percent of taxable income does not apply during these years.

The Tax Cut and Jobs Act

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously provided provisional estimates of the effect of the TCJA in the financial statements. In the fourth quarter of 2018, the Company completed our analysis to determine the effects of the TCJA and recorded immaterial adjustments as of December 31, 2018.

Shareholders’ Rights Agreement

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

Other Tax Items

Income taxes includes the tax impact of $524 million and $72 million, related to the goodwill impairment for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2020, $13 million of expected income tax refunds are included in “Income taxes and other current assets” in the consolidated balance sheet.

In 2020, 2019 and 2018, we paid net federal and state income tax totaling $8 million, $4 million, and $4 million, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) at December 31 are as follows:

($ in millions)	2020	2019

Deferred income tax liabilities:
Property, plant and equipment basis differences	$1,873	$2,184
Deferred revenue/expense	44	65
Other, net	56	56
	$1,973	$2,305

Deferred income tax assets:
Pension liability	$308	$256
Intangibles	681	665
Tax operating loss carryforward	923	898
Employee benefits	207	184
Interest expense deduction
limitation carryforward	44	238
Accrued expenses	75	37
Lease obligations	83	92
Tax credit	40	39
Allowance for doubtful accounts	35	32
Other, net	17	7
	2,413	2,448
Less: Valuation allowance	(783)	(605)
Net deferred income tax asset	1,630	1,843
Net deferred income tax liability	$343	$462

Our federal net operating loss carryforward as of December 31, 2020 is estimated at $1.8 billion. The majority of the federal loss carryforward will begin to expire after 2036, with $121 million carrying forward indefinitely, unless otherwise used. In connection with the sale of the Northwest Operations, Frontier utilized NOL’s of approximately $857 million during the year ended December 31, 2020.

Our state tax operating loss carryforward as of December 31, 2020 is estimated at $9.4 billion. A portion of our state loss carryforward will continue to expire annually through 2039, unless otherwise used.

Our federal research and development credit as of December 31, 2020 is estimated at $12 million. The federal research and development credit will expire between 2034 and 2039, unless otherwise used.

Our various state credits as of December 31, 2020 are estimated at $34 million. The state credits will expire between 2020 and 2023, unless otherwise used.

As of December 31, 2020, Frontier has a valuation allowance of $783 million to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses, state tax credits, and the state impact from the federal limitation on interest expense deduction. In evaluating Frontier’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not Frontier will realize the benefits of these deductible differences, net of valuation allowance.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

($ in millions)	2020	2019	2018

Income tax expense (benefit):
Current:
Federal	$(12)	$1	$(1)
State	19	7	6
Total Current	7	8	5

Deferred:
Federal	(84)	(606)	(77)
State	(7)	(13)	10
Total Deferred	(91)	(619)	(67)
Total income tax benefit	(84)	(611)	(62)

Income taxes charged (credited) to equity of Frontier:
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	35	32	(31)

Total income taxes charged (credited) to equity of Frontier	35	32	(31)
Total income tax benefit	$(49)	$(579)	$(93)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $16 million as of December 31, 2020, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, and which would affect our effective tax rate, is $2 million as of December 31, 2020.

Frontier’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2017 forward for federal and 2016 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits for the years ended December 31, 2019 and 2018:

($ in millions)	2020	2019

Unrecognized tax benefits - beginning of year	$12	$11
Gross increases - prior year tax positions	4	-
Gross increases - current year tax positions	-	1
Gross decreases - FIN 48 liability release	-	-
Gross decreases - expired statute of limitations	-	-
Unrecognized tax benefits - end of year	$16	$12

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(16) Net Loss Per Common Share:

The reconciliation of the net loss per common share calculation for the years ended December 31, 2020, 2019 and 2018 is as follows:

($ in millions and shares in thousands, except per share amounts)	2020	2019	2018

Net loss used for basic and diluted earnings (loss)
per share:
Net loss attributable to Frontier common shareholders	$(402)	$(5,911)	$(750)
Less: Dividends paid on unvested restricted stock awards	-	-	-
Total basic net loss attributable to Frontier
common shareholders	$(402)	$(5,911)	$(750)

Effect of loss related to dilutive stock units	-	-	-
Total diluted net loss attributable to Frontier
common shareholders	$(402)	$(5,911)	$(750)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	104,944	105,356	91,523
Less: Weighted average unvested restricted stock awards	(477)	(1,291)	(1,840)
Total weighted average shares outstanding - basic	104,467	104,065	89,683

Basic net loss per share attributable to Frontier
common shareholders	$(3.85)	$(56.80)	$(8.37)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	104,467	104,065	89,683
Effect of dilutive shares	-	-	-
Total weighted average shares outstanding - diluted	104,467	104,065	89,683

Diluted net loss per share attributable to Frontier
common shareholders	$(3.85)	$(56.80)	$(8.37)

In calculating diluted net loss per common share for the years ended December 31, 2020, 2019 and 2018 the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Options

For the year ended December 31, 2020, there were no outstanding stock options. For each of the years ended December 31, 2019 and 2018, options to purchase 1,334 shares, issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive.

Stock Units

At December 31, 2020, 2019 and 2018, we had 339,544, 339,544 and 348,093 stock units, respectively, issued under the Director Plans and the 2013 EIP. These securities have not been included in the diluted income per share of common stock calculation because their inclusion would have an antidilutive effect.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(17) Comprehensive Loss:

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2020, 2019 and 2018 and changes for the years then ended, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2017 (1)	$(345)	$(21)	$(366)
Other comprehensive income (loss) before
reclassifications	(191)	51	(140)
Amounts reclassified from accumulated
other comprehensive income (loss)	47	(4)	43
Net current-period other comprehensive income (loss)	(144)	47	(97)
Balance at December 31, 2018 (1)	(489)	26	(463)
Other comprehensive income (loss) before
reclassifications	(201)	17	(184)
Amounts reclassified from accumulated
other comprehensive income (loss)	89	(13)	76
Net current-period other comprehensive income (loss)	(112)	4	(108)
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at December 31, 2019 (1)	(684)	$34	$(650)
Other comprehensive income (loss) before
reclassifications	(320)	(76)	(396)
Amounts reclassified from accumulated
other comprehensive income (loss)	305	(14)	291
Net current-period other comprehensive income (loss)	(15)	(90)	(105)
Balance at December 31, 2020 (1)	$(699)	$(56)	$(755)

(1)Pension and OPEB amounts are net of deferred tax balances of $234 million, $204 million, $250 million and $223 million as of December 31, 2020, 2019, 2018, and 2017, respectively.

As a result of the pension settlement accounting discussed in Note 20, Frontier recorded pension settlement charges totaling $159 million ($122 million net of tax), $57 million ($43 million net of tax), and $41 million ($31 million net of tax), which were reclassified from accumulated Other comprehensive income (loss) during 2020, 2019 and 2018, respectively.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Amount Reclassified from
($ in millions)	Accumulated Other Comprehensive Loss (1)

				Affected Line Item in the
Details about Accumulated Other				Statement where
Comprehensive Loss Components	2020	2019	2018	Net loss is Presented

Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(99)	$(58)	$(24)
Loss on disposal	(81)	-	-
Pension settlement costs	(159)	(57)	(41)
Reclassifications, pretax	(339)	(115)	(65)	Loss before income taxes
Tax Impact	34	26	18	Income tax (expense) benefit
Reclassifications, net of tax	$(305)	$(89)	$(47)	Net loss

Amortization of OPEB Cost Items (2)
Prior-service credits (costs)	$32	$11	$9
Actuarial gains (losses)	(6)	4	(3)
Loss on disposal	(7)	-	-
Reclassifications, pretax	19	15	6	Loss before income taxes
Tax impact	(5)	(2)	(2)	Income tax (expense) benefit
Reclassifications, net of tax	$14	$13	$4	Net loss

(1)Amounts in parentheses indicate losses.

(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 20 - Retirement Plans for additional details).

(18) Segment Information:

We operate in one operating and one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer and commercial customers and is typically the incumbent voice services provider in its service areas.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(19) Quarterly Financial Data (Unaudited):

2020
	First	Second	Third	Fourth	Total
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$1,933	$1,801	$1,726	$1,695	$7,155

Operating income(3)	$272	$140	$270	$277	$959

Net earnings (loss) attributable to Frontier
common shareholders (2)(3)	$(186)	$(181)	$15	$(50)	$(402)

Basic and diluted net earnings (loss) per share attributable
to Frontier common shareholders (1)(2)(3)	$(1.78)	$(1.73)	$0.14	$(0.48)	$(3.85)

(1)The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding.

(2)During 2020, Frontier recorded $409 million in reorganization items, net ($361 million net of tax) in connection with the Restructuring Plan.

(3)During 2020, we recorded aggregate losses on the disposal of our Northwest Operations of $162 million ($118 million after-tax). Refer to Note 7 for further details

2019
	First	Second	Third	Fourth	Total
($ in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Year

Revenue (3)	$2,101	$2,067	$1,997	$1,942	$8,107

Operating income (loss) (2)(3)	$339	$(5,459)	$26	$221	$(4,873)

Net loss attributable to Frontier
common shareholders (2)(3)	$(87)	$(5,317)	$(345)	$(162)	$(5,911)

Basic and diluted net loss per share attributable
to Frontier common shareholders (1)(2)(3)	$(0.84)	$(51.07)	$(3.31)	$(1.55)	$(56.80)

(1)The quarterly net loss per share amounts are rounded to the nearest cent. Annual net loss per share may vary depending on the effect of such rounding.

(2)During 2019, we recorded aggregate goodwill impairment charges of $5,725 million ($5,201 million after-tax). Refer to Note 8 for further details.

(3)During 2019, we recorded aggregate losses on the disposal of our Northwest Operations of $446 million ($446 million after-tax). Refer to Note 7 for further details.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

As of December 31, 2020, 2019 and 2018, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 2.60% as of December 31, 2020 for its qualified pension plan, compared to rates of 3.40% and 4.30% in 2019 and 2018, respectively. The discount rate for postretirement plans as of December 31, 2020 was a range of 2.60% to 2.80% compared to a range of 3.40% to 3.50% in 2019 and 4.30% to 4.40% in 2018.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During year ended December 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million during 2020. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. Frontier recognized non-cash settlement charges totaling $57 million and $41 million during 2019 and 2018, respectively.

During 2019, the Company recognized a charge of $44 million to reflect the cost of pension/OPEB special termination benefit enhancements related to a voluntary severance program.

Our pension plan assets decreased from $2,730 million at December 31, 2019 to $2,507 million at December 31, 2020, a decrease of $223 million, or 8%. This decrease was primarily a result of benefit payments of $538 million and the impact of the sale of the Northwest Operations of $70 million, partially offset by contributions of $64 million and investment returns of $321 million, net of investment management expenses and other expenses.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2020 and 2019. For 2021, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31. The remeasured funded status of the pension plan was approximately 68%, as of December 31, 2020.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2020 and 2019 and the components of total pension benefit cost for the years ended December 31, 2020, 2019 and 2018. The below tables include all investment activity related to assets and obligations that were transferred in connection with the planned divestiture of our Northwest Operations:

($ in millions)	2020	2019

Change in projected benefit obligation (PBO)
PBO at beginning of year	$3,726	$3,173
Service cost	95	82
Interest cost	108	130
Actuarial (gain) loss	506	603
Benefits paid	(73)	(65)
Impact of Divestiture of Northwest Operations(1)	(189)	-
Settlements	(465)	(235)
Special termination benefits	-	38
PBO at end of year	$3,708	$3,726

Change in plan assets
Fair value of plan assets at beginning of year	$2,730	$2,348
Fair value of plan assets for the Northwest Operations	(70)	-
Actual return on plan assets	321	516
Employer contributions	64	166
Settlements	(465)	(235)
Benefits paid	(73)	(65)
Fair value of plan assets at end of year	$2,507	$2,730

Funded status	$(1,201)	$(996)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-
Pension and other postretirement benefits - noncurrent	$(1,201)	$(996)
Accumulated other comprehensive loss	$915	$899

(1) Includes a gain of $20 million related to the elimination of future compensation increases as a result of the divestiture of the Northwest Operations.

($ in millions)	2020	2019	2018

Components of total pension benefit cost
Service cost	$95	$82	$90
Interest cost on projected benefit obligation	108	130	125
Expected return on plan assets	(171)	(172)	(192)
Amortization of unrecognized loss	99	58	24
Net periodic pension benefit cost	131	98	47
Pension settlement costs	159	57	41
Pension special termination benefit enhancements	-	38	-
Gain on disposal, net	(38)	-	-
Total pension benefit cost	$252	$193	$88

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, Frontier recorded aggregate pension settlement charges of $159 million related to lump sum pension settlement payments to terminated or retired individuals and completed its sale of the Northwest Operations. In accordance with ASC 715, Compensation - Retirement Benefits (ASC 715), Frontier remeasured its pension plan during the year ended December 31, 2020. These remeasurements resulted in an increase in our pension liabilities and a remeasurement charge to Other comprehensive income (loss) of $506 million for the year ended December 31, 2020.

For the pension plan, the largest contributors to the actuarial loss affecting the benefit obligation from December 31, 2019 to December 31, 2020 was the decrease in the discount rate from 3.40% to 2.60% and decrease in the interest rate related assumptions (cash balance interest crediting rates and lump sum conversion interest rates).

For the pension plan, the largest contributors to the actuarial loss affecting the benefit obligation from December 31, 2018 to December 31, 2019 was the decrease in the discount rate from 4.30% to 3.40% and decrease in the interest rate related assumptions (cash balance interest crediting rates and lump sum conversion interest rates).

We capitalized $25 million, $24 million and $26 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2020, 2019 and 2018, respectively, as the costs relate to our engineering and plant construction activities.

The plan’s weighted average asset allocations at December 31, 2020 and 2019 by asset category are as follows:

	2020	2019
Asset category:
Equity securities	49%	49%
Debt securities	37%	39%
Alternative investments	14%	12%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2021	$255
2022	252
2023	253
2024	256
2025	257
2026-2030	1,239
Total	$2,512

Prior to the CARES Act, required pension plan contributions for fiscal year 2020 were approximately $180 million. The CARES Act (passed in March 2020) allowed employers to postpone making pension contributions due in 2020 until January 4, 2021. As a result, Frontier decided to defer all of its remaining 2020 fiscal year required contributions (approximately $147 million including additional interest).

On December 31, 2020, a $27 million contribution was made for the 2019 plan year. The remaining required contributions were further delayed past the January 4, 2021 deadline (approximately $120 million including additional interest to January 4, 2021). The consequence of this further delay is that contributions after the deadline of January 4, 2021 will require late penalty interest. However, Frontier has previously applied for a waiver of delayed contributions per minimum funding standard regulations under Section 412(c) of the Internal Revenue Code and Section 302(c) of the Employee Retirement Income Security Act of 1974. This waiver would delay payments by spreading the 2020 plan year contributions, determined as of January 1, 2020 (approximately $173 million in total), over the five subsequent plan years.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

In 2019, required pension plan contributions were approximately $166 million.

In 2018, required pension plan contributions were approximately $150 million, consisting of cash payments of $113 million and the contribution of real property with a fair value of $37 million. See Note 9 for further discussion of contributed real estate.

The accumulated benefit obligation for the plan was $3,640 million and $3,646 million at December 31, 2020 and 2019, respectively.

Assumptions used in the computation of annual pension costs and valuation of the year-end obligations were as follows:

	2020	2019	2018
Discount rate - used at year end to value obligation	2.60%	3.40%	4.30%
Discount rate - used at beginning of year to compute annual cost	3.40%	4.30%	3.70%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of increase in compensation levels	2.00%	2.00%	2.00%

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2020 and 2019 and the components of total postretirement benefit cost for the years ended December 31, 2020, 2019 and 2018. The below tables include all investment activity related to assets and obligations that are expected to be transferred in connection with the planned divestiture of our Northwest Operations:

($ in millions)	2020	2019

Change in benefit obligation
Benefit obligation at beginning of year	$972	$965
Impact of Divestiture of Northwest Operations	(31)	-
Service cost	20	20
Interest cost	33	41
Plan amendments	-	(149)
Plan participants' contributions	9	7
Actuarial loss	100	129
Benefits paid	(61)	(47)
Special termination benefits	-	6
Benefit obligation at end of year	$1,042	$972

Change in plan assets
Fair value of plan assets at beginning of year	$-	$-
Plan participants' contributions	9	7
Employer contribution	52	40
Benefits paid	(61)	(47)
Fair value of plan assets at end of year	$-	$-

Funded status	$(1,042)	$(972)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(48)	$(43)
Pension and other postretirement benefits - noncurrent	$(994)	$(900)
Pension and other postretirement benefits - AHFS*	$-	$(29)
Accumulated other comprehensive (gain) loss	$74	$(45)

* Assets Held for Sale

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

($ in millions)	2020	2019	2018

Components of total postretirement benefit cost
Service cost	$20	$20	$21
Interest cost on projected benefit obligation	33	41	38
Amortization of prior service credit	(32)	(11)	(9)
Amortization of unrecognized (gain) loss	6	(4)	3
Net periodic postretirement benefit cost	27	46	53
OPEB special termination benefit enhancements	-	6	-
Gain on disposal, net	(24)	-	-
Total postretirement benefit cost	$3	$52	$53

During 2020, actuarial losses of $100 million were primarily driven by reductions in the discount rates used to measure our OPEB plans.

During 2019, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a $149 million reduction in the accumulated postretirement benefit obligation. Remeasurement of the postretirement benefit plan obligation resulted in an actuarial loss of $129 million.

Assumptions used in the computation of annual OPEB costs and valuation of the year-end OPEB obligations were as follows:

	2020	2019	2018
Discount rate - used at year end to value obligation	2.60% - 2.80%	3.40% - 3.50%	4.30% - 4.40%
Discount rate - used to compute annual cost	3.40% - 3.50%	4.30% - 4.40%	3.70% - 3.80%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2021	$49	$-	$49
2022	48	-	48
2023	48	-	48
2024	52	-	52
2025	48	-	48
2026-2030	278	2	280
Total	$523	$2	$525

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.00% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2029 and remaining at that level thereafter.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and 2019 are as follows:

	Pension Plan		OPEB
($ in millions)	2020	2019	2020	2019
Net actuarial loss	$915	$899	$192	$105
Prior service credit	-	-	(118)	(150)
Total	$915	$899	$74	$(45)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 are as follows:

	Pension Plan		OPEB
($ in millions)	2020	2019	2020	2019
Accumulated other comprehensive (gain) loss at
beginning of year	$899	$754	$(45)	$(41)

Net actuarial (gain) loss amortized during year	(99)	(58)	(6)	4
Net loss on disposal recognized during the year	(81)	-	(7)	-
Prior service credit amortized during year	-	-	32	11
Prior service credit occurring during year	-	-	-	(149)
Net actuarial loss occurring during year	355	260	100	130
Settlement loss recognized	(159)	(57)	-	-
Net amount recognized in comprehensive income
(loss) for the year	16	145	119	(4)
Accumulated other comprehensive (gain) loss at
end of year	$915	$899	$74	$(45)

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $39 million, $44 million and $45 million for 2020, 2019 and 2018, respectively.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$55	$55	$-	$-
U.S. Government Obligations	48	-	48	-
Corporate and Other Obligations	506	-	506	-
Common Stock	510	510	-	-
Preferred Stock	3	3	-	-
Interest in Registered Investment Companies (1)	140	140	-	-
Interest in Limited Partnerships and
Limited Liability Companies	166	-	-	166
Total investments at fair value	$1,428	$708	$554	$166
Common/Collective Trusts (1)	1,073
Interest in Registered Investment Companies (1)	32
Interest and Dividend Receivable	5
Due from Broker for Securities Sold	22
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(60)
Total Plan Assets, at Fair Value	$2,507

	Fair Value Measurements at December 31, 2019
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$46	$46	$-	$-
U.S. Government Obligations	39	-	39	-
Corporate and Other Obligations	547	-	547	-
Common Stock	552	552	-	-
Preferred Stock	4	4	-	-
Interest in Registered Investment Companies (1)	150	150	-	-
Interest in Limited Partnerships and
Limited Liability Companies	163	-	-	163
Total investments at fair value	$1,501	$752	$586	$163
Common/Collective Trusts (1)	1,177
Interest in Registered Investment Companies (1)	87
Interest and Dividend Receivable	6
Due from Broker for Securities Sold	61
Receivable Associated with Insurance Contract	7
Due to Broker for Securities Purchased	(109)
Total Plan Assets, at Fair Value	$2,730

(1)Investments that are measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value of common/collective trusts are estimated using the NAV per share multiplied by the number of shares of the trust investment held as of the measurement date. Additionally, the fair value of certain assets totaling $32 million and $87 million, as of December 31, 2020 and 2019, respectively, included in “Interest in Registered Investment Companies” were estimated using the NAV practical expedient. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 20 - Retirement Plans.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2020 or 2019.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2020 and 2019:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2020	2019
Balance at beginning of year	$163	$155
Realized gains	14	14
Unrealized gains	3	8
Sales and distributions	(14)	(14)
Balance at end of year	$166	$163

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2020:

		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited
Liability Companies (4)

MS IFHF SVP LP Cayman (1)	$1	4 years	N/A
RII World Timberfund, LLC (2)	5	2 years	N/A
426 E. Casino Road, LLC (3)	17	N/A	7.00%
100 Comm Drive, LLC (3)	10	N/A	7.75%
100 CTE Drive, LLC (3)	11	N/A	9.50%
6430 Oakbrook Parkway, LLC (3)	27	N/A	7.75%
8001 West Jefferson, LLC (3)	29	N/A	8.75%
1500 MacCorkle Ave SE, LLC (3)	15	N/A	8.75%
400 S. Pike Road West, LLC (3)	1	N/A	8.50%
601 N. US 131, LLC (3)	1	N/A	9.50%
9260 E. Stockton Blvd., LLC (3)	7	N/A	7.25%
120 E. Lime Street, LLC (3)	9	N/A	9.00%
610 N. Morgan Street, LLC (3)	33	N/A	8.50%
Total Interest in Limited Partnerships and Limited
Liability Companies	$166

(1)The partnerships’ investment objective is to seek capital appreciation principally through investing in investment funds managed by third party investment managers who employ a variety of alternative investment strategies. These instruments are subject to certain withdrawal restrictions. The Plan is in the process of liquidating its interest in the partnerships and distributions are expected to be made over the next four years.

(2)The fund’s objective is to realize substantial long-term capital appreciation by investing in timberland properties primarily in South America and Australia. This investment is subject to certain withdrawal restrictions. In 2019, the fund entered into liquidation period of the partnerships and distributions are expected to be made over the next two years.

(3)The entity invests in commercial real estate properties that are leased to Frontier. The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(4)All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2020 and 2019. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt (including $10,949 million of debt classified in Liabilities subject to compromise at December 31, 2020) is estimated based upon quoted market prices at the reporting date for those financial instruments.

	2020		2019
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Total debt	$16,769	$11,635	$17,516	$12,026

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

(22) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support through and in return, the Company is committed to make broadband available to approximately 774,000 locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to these locations by December 31, 2027, with interim target milestones over this period. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion.

Recognizing that RDOF support will not be made available before the end of the sixth year of CAF Phase II support (i.e., December 31, 2020), the FCC’s RDOF order explains that CAF II recipients may elect to receive a seventh year of CAF Phase II support through December 31, 2021, whether or not they participate, or are successful in, an RDOF auction. Frontier timely elected to receive a seventh year of model-based support in 25 states. As such, Frontier will continue to receive annual CAF Phase II support in the remaining 25 states until December 31, 2021. Implementation of the RDOF could result in a material change in the level of funding that Frontier receives from the FCC under CAF II as early as 2022.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

As part of the sale of the Northwest Operations, Frontier indemnified the purchaser for customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties, and other obligations included in the purchase agreement. While Frontier intends to comply with its obligations under the purchase agreement, we could be obligated to make payments pursuant to these provisions in the future.

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

At December 31, 2020, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2021	$85
2022	22
2023	19
2024	4
2025	2
Thereafter	4

Total	$136

At December 31, 2020, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$49
AIG Insurance	28
Zurich (1)	62
Total	$139

(1) Zurich letters of credit exclude approximately $57 million of cash held in trust in lieu of issuing letters of credit.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

letter of credit in their favor. CNA could potentially draw against this letter of credit if we failed to reimburse CNA in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.

Zurich serves as our insurance carrier with respect to casualty claims (auto liability, general liability and workers’ compensation) with dates of loss from June 1, 2017 and going forward. As our insurance carrier, they administer the casualty claims and make claim payments on our behalf. We reimburse Zurich for such services upon presentation of their invoice. To serve as our carrier and make payments on our behalf, Zurich requires that we establish letters of credit in their favor. Zurich could potentially draw against these letters of credit if we failed to reimburse Zurich in accordance with the terms of our agreement. The amount of the letters of credit is reviewed annually and adjusted based on claims history.

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

Schedule of Pledged Subsidiary Financial Data

As of December 31, 2020, the Company’s secured indebtedness consisted of obligations under the DIP Credit Term Loan Facility, and the Secured Note Indentures, each of which is secured equally and ratably by pledges of the outstanding equity interests in certain of the Company’s wholly-owned subsidiaries (the Original Pledged Subsidiaries). The equity interests of the remaining subsidiaries of the Company are not pledged to secure the obligations under these debt agreements.

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

The following supplemental financial information presents the consolidating balance sheet information and statement of operations information of the Pledged Subsidiaries, all other Frontier entities, and the Pledged Subsidiaries and all other Frontier entities on a consolidated basis, as of and for the year ended December 31, 2020. A listing of the Guarantors and Pledged Subsidiaries is provided following the financial statements.

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING BALANCE SHEET INFORMATION

AS OF DECEMBER 31, 2020

($ in millions)

	Pledged & Guarantor Subsidiaries	All Other Entities	Intercompany Eliminations	Total Consolidated Frontier
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,829	$-	$1,829
Accounts receivable, less allowances of $130	491	87	(25)	553
Contract acquisition costs	-	97	-	97
Prepaid expenses	1	89	-	90
Income taxes and other current assets	(2)	87	-	85
Total current assets	490	2,189	(25)	2,654

Property, plant and equipment, net	11,334	1,597	-	12,931
Goodwill, net	-	-	-	-
Other intangibles, net	587	90	-	677
Other assets	129	404	-	533
Receivable from (payable to) associated companies	2,188	(3,160)	972	-
Investment in associated companies	-	18,659	(18,659)	-
Total assets	$14,728	$19,779	$(17,712)	$16,795

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$812	$4,969	$-	$5,781
Accounts payable	199	366	(25)	540
Advanced billings	185	17	-	202
Accrued other taxes	122	82	-	204
Accrued interest	16	31	-	47
Pension and other postretirement benefits	-	48	-	48
Other current liabilities	303	15	-	318
Total current liabilities	1,637	5,528	(25)	7,140

Deferred income taxes	1,553	(1,210)	-	343
Pension and other postretirement benefits	1	2,194	-	2,195
Other liabilities	224	228	-	452
Liabilities subject to compromise	14	11,551	-	11,565
Advances from (to) associated companies	-	(969)	969	-
Total liabilities	3,429	17,322	944	21,695

Equity (Deficit):
Common stock	1,679	(1,613)	(39)	27
Additional paid-in capital	11,663	11,668	(18,514)	4,817
Accumulated deficit	(2,043)	(6,829)	(103)	(8,975)
Accumulated other comprehensive loss, net of tax	-	(755)	-	(755)
Treasury common stock	-	(14)	-	(14)
Total equity (deficit)	11,299	2,457	(18,656)	(4,900)
Total liabilities and equity (deficit)	$14,728	$19,779	$(17,712)	$16,795

Schedule of Pledged Subsidiary Financial Data

CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2020

($ in millions)

	Pledged and Guarantor Subsidiaries	All Other Entities	Intercompany Eliminations	Total Consolidated Frontier

Revenue	$6,205	$1,013	$(63)	$7,155

Operating expenses:
Network access expenses	736	291	(52)	975
Network related expenses	1,638	95	(7)	1,726
Selling, general and administrative expenses	1,563	89	(4)	1,648
Depreciation and amortization	1,417	181	-	1,598
Loss on disposal of Northwest Operations	-	162	-	162
Restructuring costs and other charges	-	87	-	87
Total operating expenses	5,354	905	(63)	6,196

Operating income	851	108	-	959

Investment and other income (loss), net	10	(53)	-	(43)
Pension settlement costs	-	(159)	-	(159)
Loss on early extinguishment of debt	-	(72)	-	(72)
Reorganization items, net	-	(409)	-	(409)
Interest expense	(66)	(696)	-	(762)

Income (Loss) before income taxes	795	(1,281)	-	(486)
Income tax benefit	(17)	(67)	-	(84)

Net income (loss)	$812	$(1,214)	$-	$(402)

Schedule of Pledged Subsidiary Financial Data

List of Guarantors and Pledged Subsidiaries
as of December 31, 2020

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