Form 10-K/A
period 2020-12-31
FRONTIER COMMUNICATIONS CORP
filed 2021-03-04
CIK 20520

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020 was $10.510.5 million based on the closing price of $0.10 per share on June 30, 2020.  As of February 26, 2021, 104,778,943 shares of Frontier’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021  (the “Form 10-K”).  We are filing this Amendment to provide the information required by Part III of Form 10-K previously omitted from the Form 10-K in accordance with General Instruction G.(3) to Form 10-K.  This Amendment also amends Item 15 of Part IV of the Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.  We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update in any way any of the other items or disclosures contained in the Form 10-K, including, without limitation, the consolidated financial statements and the related footnotes.  Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

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

Name	Age	Director Since	Board Committees
Kevin L. Beebe	61	June 2019	Audit; Compensation; Finance

Peter C.B. Bynoe	70	October 2007	Nominating and Corporate Governance (Chair), Compensation

Diana S. Ferguson	57	October 2014	Compensation (Chair); Nominating and Corporate Governance

Edward Fraioli	74	July 2010	Audit (Chair); Nominating and Corporate Governance

Paul M. Keglevic	67	June 2019	Audit; Finance

Mohsin Y. Meghji	56	June 2019	Audit; Finance

Pamela D.A. Reeve	71	July 2010	Chairman of the Board

Robert A. Schriesheim	59	December 2018	Finance (Chair): Audit

KEVIN L. BEEBE has served as President and Chief Executive Officer of 2BPartners, LLC, a partnership that provides strategic, financial and operational advice to private equity firms and companies in the technology and telecom industries, since November 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management, a private equity firm. From 1998-2007, he served as Group President of Operations at ALLTEL Corporation, a publicly traded telecommunications services company. Prior to that, Mr. Beebe served as Executive Vice President of Operations for 360◦ Communications Co., a publicly traded wireless communications company from 1996-1998, and from 1983 to 1995, Mr. Beebe served in various management roles at ATT, Southwestern Bell and United Telecom/ Sprint. His previous public company board experience includes director positions at NII Holdings, Inc.

Mr. Beebe has extensive experience in the communications and technologies industries, serving in executive positions as well as on public company boards. Mr. Beebe provides the Board with valuable leadership, industry, operational and financial expertise.  He currently serves on the Board of Skyworks Solutions, Inc., SBA Communications Corporation and Altimar Acquisition Corp.

PETER C.B. BYNOE is Senior Advisor with the international law firm  DLA Piper US LLP.  From October 2014 through December 2019, Mr. Bynoe served as a Managing Director of Equity Group Investments, a private investment fund.  Prior to joining Equity Group Investments, Mr. Bynoe served as Chief Executive Officer of Rewards Network, Inc., a merchant cash advance and marketing services company (September 2013 to October 2014), and in multiple capacities, including as a partner, with Loop Capital Markets LLP, an investment bank (February 2009 to September 2013). Mr. Bynoe was previously associated with DLA Piper US LLP from March 1995 to December 2016. He is also Chairman of Telemat Ltd., a business consulting firm he founded in 1982. His previous public company board experience includes director positions at Real Industry, Inc. (2013 – 2018).

Mr. Bynoe provides the Board with extensive business, legal and public policy expertise. Mr. Bynoe has experience serving on the boards of other public companies, including as a nominating and governance committee member and chair, and as a compensation committee member and chair.  He currently serves on the Board of Covanta Holding Corporation.

DIANA S. FERGUSON has served as Chief Financial Officer of Cleveland Avenue LLC, a privately held venture capital firm which accelerates and strategically invests in innovative restaurant, food and beverage concepts and emerging brands since September 2015. In addition, Ms. Ferguson has been Principal of Scarlett Investments, LLC, a firm that invests in and advises middle market businesses, since August 2013. Ms. Ferguson served as Chief Financial Officer of the Chicago Board of Education (February 2010 to May 2011) and as Senior Vice President and Chief Financial Officer of The Folgers Coffee Company, a maker of coffee products (April 2008 to November 2008), until Folgers was sold in 2008. Prior to joining Folgers, Ms. Ferguson was Executive Vice President and Chief Financial Officer of Merisant Worldwide, Inc., a maker of table-top sweeteners and sweetened food products (April 2007 to March 2008). Ms. Ferguson also served as Chief Financial Officer of Sara Lee Foodservice, a division of Sara Lee Corporation (June 2006 to March 2007), and in a number of leadership positions at Sara Lee Corporation including Senior Vice President of Strategy and Corporate Development and Treasurer. Her previous public company board experience includes director positions at TreeHouse Foods, Inc. (2008 – 2016).

Ms. Ferguson’s broad experience and executive leadership allow her to provide the Board with valuable perspectives on financial, corporate and strategic matters.  She currently serves on the Boards of Invacare Corp. and Sally Beauty Holdings.

EDWARD FRAIOLI has acted as a business consultant since his retirement in July 2010. Prior to his retirement, Mr. Fraioli was a partner at Ernst & Young, a public accounting firm, since 1983. During his tenure at Ernst & Young, he served as Professional Practice Director for Ernst & Young’s Private Equity practice (2008 to July 2010), Global Vice Chairman for Independence Matters within Global Quality and Risk Management (2005 to 2008) and as lead audit partner on a number of public and global companies.

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

Mr. Keglevic brings substantial leadership and financial expertise to our board, through his experience as CFO of several public companies and his service on the board of numerous public companies.  His extensive experience with companies undergoing significant strategic transformations is an asset to our Board.  Mr. Keglevic currently serves on the Boards of Ascena Retail Group, Inc., Stellus Capital Investment Corp., and Bonanza Creek Energy, Inc.

MOHSIN Y. MEGHJI founded M-III Partners, L.P., a merchant banking and advisory firm focused on turnaround and special situations, in 2014.  Since 2018, Mr. Meghji has also been Chairman of Infrastructure and Energy Alternatives, Inc., a publicly traded engineering, procurement and construction company focusing primarily on renewable energy.  From 2012-2014, Mr. Meghji served in various executive positions at Springleaf Financial Services, Inc., one of the largest U.S. subprime consumer finance companies.  Mr. Meghji was a co-founder of Loughlin Meghji & Company, a financial restructuring/advisory firm where he served from 2002 to 2011 until he sold his stake.  From 1987 to 2001, Mr. Meghji worked with Arthur Andersen LLP in a variety of roles, finally serving as a Partner in the firm’s global Corporate Finance/Restructuring Group.

Mr. Meghji brings extensive restructuring, financial and operational expertise to the Board.  Through his experience serving as an executive officer and advising companies undergoing significant strategic and financial transformations, he has developed valuable, in-depth knowledge of capital markets transactions and strategic transformations at public companies. His previous public company board experience includes director positions at Toys “R” Us, Inc., which became a private company in 2018.  Mr. Meghji currently serves on the Board of Infrastructure and Energy Alternatives, Inc.

PAMELA D.A. REEVE, from November 1989 to August 2004, held various executive positions, including President and Chief Executive Officer, and was a director at Lightbridge, Inc., a global provider of mobile business software and technology solutions. Prior to joining Lightbridge, Ms. Reeve spent 11 years as a consultant and in a series of executive positions at the Boston Consulting Group, Inc.  Her previous public company board experience includes director positions at Sonus Networks, Inc. (2013 – 2018) and LiveWire Mobile, Inc. (1997 – 2009).

Ms. Reeve provides the Board with leadership, operational and financial expertise, particularly in the communications and technologies industries. In addition, her experience on the boards of other public companies provides the Board with important perspectives on corporate governance and risk management.  Ms. Reeve is a Director at American Tower Corporation.

ROBERT A. SCHRIESHEIM is Chairman of Truax Partners LLC, through which he partners with, and advises, boards and institutional investors while serving as a director of public and private companies undergoing strategic and financial transformations, with significant experience in the information services, software and communications sectors. Prior to forming Truax, from August 2011 to October 2016, Mr. Schriesheim served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation, a publicly traded retail company, and served as a Corporate Advisor until January 2017. From January 2010 to October 2010, Mr. Schriesheim was Senior Vice President and Chief Financial Officer of Hewitt Associates, a global human resources consulting and outsourcing company that was acquired by Aon in October 2010. From 2006 to 2009, he was Executive Vice President and Chief Financial Officer of Lawson Software, a publicly traded global ERP software provider. Prior to joining Lawson, Mr. Schriesheim was a Venture Partner with ARCH Development Partners, LLC, a seed stage venture capital fund, and earlier he held executive positions at Global TeleSystems, Inc., SBC Equity Partners, Inc., Ameritech, AC Nielsen Company, and Brooke Group, Ltd.  His previous public company board experience includes director positions at NII Holdings, Inc.(August 2015- December 2019); Forest City Realty Trust, Inc. (April – December 2018); Lawson Software, Inc. (2006 – 2011); Georgia Gulf Corp. (2009 – 2010); MSC Software (2007 – 2009); Dobson Communications Corporation 2004 – 2007); Global TeleSystems, Inc. (2001 – 2002); Golden Telecom (1999 – 2001).

Mr. Schriesheim brings extensive leadership and financial acumen to our board, through his experience as CFO of several public companies and service on numerous public and private company boards. His in-depth knowledge of capital markets transactions, industry background in telecommunications and software, expertise driving strategic transformations at public companies and broad investor relations experience, including with public shareholders, bond holders and hedge funds, are important assets to our Board. He is currently a Director at Skyworks Solutions, Inc. and Houlihan Lokey, Inc.

Board and Board Committee Matters

The Board has four standing Committees: Audit, Compensation, Nominating and Corporate Governance and Finance. Each of the Committees is composed entirely of independent directors and operates under a written charter adopted by the Board.

Audit Committee:  The primary responsibilities of our Audit Committee include: select, determine compensation for, and oversee our independent auditors; assist the Board in its oversight of our financial statements, compliance with legal and regulatory requirements, the independence, performance and qualifications of our independent auditors, the qualifications of our internal auditors and internal audit function performance; pre-approve all audit and permissible non-audit services, if any, provided by our independent auditors; prepare the Audit Committee Report; and oversee risk assessment and risk management.

Compensation Committee:  The primary responsibilities of our Compensation Committee include: review our general compensation strategies and policy; evaluate, at least annually, the performance of the CEO and other senior executives against corporate goals and objectives and determine and approve executive compensation (including any discretionary incentive awards) based on this evaluation; engage in CEO succession planning efforts and executive talent development; review and makes recommendations to the Board regarding director compensation; prepare the Compensation Committee Report; and oversee and approve incentive compensation plans and equity-based compensation plans.

Nominating and Corporate Governance:  The primary responsibilities of our Nominating and Corporate Governance Committee include:  conduct annual evaluation of the Board and its committees; recommend candidates for nomination, election or appointment to the Board and its committees; take a leadership role in shaping our corporate governance, including developing and recommending to the Board our Corporate Governance Guidelines.

Finance Committee:  The primary responsibilities of our Finance Committee include: evaluate the Company’s capital structure and consider, evaluate and negotiate capital market and/or financing transactions and/or strategic alternatives for the Company and its stakeholders.

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

Bankruptcy Proceedings

On April 14, 2020, Frontier and its direct and indirect subsidiaries entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (such noteholders, the Consenting Noteholders).  The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring plan (the Plan).  To implement the Plan, Frontier and all of its subsidiaries filed voluntary cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).  The Chapter 11 Cases are being jointly administered under the caption In re Frontier Communications Corporation, et. al., Case no. 20-22476 (RDD).  On August 27, 2020, the Bankruptcy Court entered a confirmation order approving and confirming the Plan. The effective date of the Plan will occur once all conditions precedent to the Plan, including certain regulatory approvals, have been satisfied.  See [elsewhere in] our Form 10-K for the year ended December 31, 2020, for additional details about our Chapter 11 restructuring, the terms of the Plan and related matters.  Frontier continues to operate its businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The Restructuring Support Agreement contains certain corporate governance provisions.  Among other things, from the date the Restructuring Support Agreement was signed and until the earlier of (a) the effective date of the Plan and (b) the date on which the Restructuring Support Agreement is terminated in accordance with its terms, certain consenting noteholders are entitled to designate two observers to Frontier’s Board (and the Finance Committee) who are reasonably acceptable to Frontier’s Board (and who are “independent” within the meaning of the rules of any stock exchange on which the shares of Frontier are listed, or if not so listed, would qualify under the rules of the New York Stock Exchange).  One observer is appointed by the Consenting Noteholders represented by Akin Gump Strauss Hauer & Feld LLP and Ducera Partners LLC and one observer is appointed by the Consenting Noteholders represented by Milbank LLP and Houlihan Lokey Capital, Inc.

Under the terms of the Restructuring Support Agreement, such board observer rights permit the observers’ active and regular participation in Board (and Finance Committee) discussions and deliberations; provided, that, any such participation shall be subject to agreements reasonably acceptable to Frontier and the noteholder parties that preserve confidentiality and privilege of such discussions and deliberations.  Each observer is paid a reasonable and customary fee and reimbursed for all reasonable out-of-pocket expenses.

Item 11.	Executive Compensation

As described above under Item 10 “Board and Board Committee Matters”, on April 14, 2020, Frontier and its direct and indirect subsidiaries entered into the Restructuring Support Agreement with the Consenting Noteholders. The Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged Plan pursuant to which Frontier and all of its subsidiaries filed voluntary Chapter 11 Cases and on August 27, 2020, the Bankruptcy Court entered a confirmation order approving and confirming the Plan.  The Company continues to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The information presented in this Item 11, or this Compensation Discussion & Analysis (“CD&A”), reflects compensation for our named executive officers (or “NEOs”) for the Company’s 2020 fiscal year.  As a result of the filing of our Chapter 11 Cases, our NEOs may not be entitled to receive or retain any property or interest in property on account of any equity interests referenced in this CD&A. We do not expect that our NEOs will receive any value for stock-based awards upon emergence from Chapter 11 bankruptcy. Further, the Plan provides that all common stock will be extinguished upon emergence in the event that such Plan is ultimately consummated.

Compensation Discussion and Analysis

Named Executive Officers

Bernard L. Han	President and Chief Executive Officer
Sheldon L. Bruha	Executive Vice President, Chief Financial Officer
Mark D. Nielsen	Executive Vice President, Chief Legal Officer & Chief Transaction Officer
Kenneth W. Arndt	Executive Vice President, Chief Operations Officer
Steve Gable	Executive Vice President, Chief Technology Officer
John Maduri(1)	Former Executive Vice President, Chief Customer Officer

(1)	Mr. Maduri separated from the Company on September 4, 2020.

Executive Summary

2020 Review

Our 2020 compensation program was modified and designed to achieve the following objectives during the restructuring process: (i) support the overall goal of motivating our NEOs to preserve and enhance enterprise value and minimize the negative impact of the restructuring process; (ii) motivate and reward the achievement of financial and operational performance critical to our key stakeholders; and (iii) provide competitive pay opportunities to ensure our NEOs are engaged and focused on value creation for the Company and its stakeholders. The modified 2020 NEO compensation program was developed with the input of the Debtors’ key creditor constituencies and was approved by the Bankruptcy Court on July 17, 2020.

CEO Pay at a Glance

Bernard L. Han has been President and Chief Executive Officer of the Company and a member of the Board since December 3, 2019.  In accordance with his Employment Agreement, Mr. Han is eligible for an annual base salary of $1.3 million and an aggregate annual short- and long-term incentive compensation opportunity of $6.7 million (at target performance).  The aggregate amount of incentive compensation ($6.7 million) was allocated as $2.275 million in short-term incentives, $2.655 million in prepaid retention-based LTIs (in the form of time-vested cash awards) and $1.77 million in performance-based LTIs (which in 2020 was earned based on quarterly performance). Mr. Han received a cash retention payment of $2 million in 2019. In addition, Mr. Han was eligible to receive temporary housing and reimbursement of travel-related expenses through May 13, 2020.

On December 7, 2020, the Board entered into an Employment Agreement with Nick Jeffery, pursuant to which he will be appointed as President and Chief Executive Officer of the Company, effective on March 4, 2021.  In addition, on the date the Company emerges from Chapter 11, Mr. Jeffery will be appointed as a member of the Board.  Mr. Jeffery will report to the Board and to Mr. John Stratton, who will serve as Executive Chairman of the Board upon emergence.  Mr. Jeffery will succeed Mr. Han, who will step down as President and Chief Executive Officer on March 4, 2021.  Mr. Han will remain an employee as well as a member of the Board until our emergence from Chapter 11.  See the section “Han Separation Arrangements” later in this Section 11 for more on Mr. Han.

In accordance with his Employment Agreement, Mr. Jeffrey will receive an annual base salary of $1.3 million and is eligible to earn an annual bonus with a target opportunity equal to 200% of base salary and a maximum opportunity equal to 250% of base salary.  Mr. Jeffery will also receive a cash transition payment of $3.75 million shortly following his start date, which amount must be repaid on an after-tax basis if Mr. Jeffery is terminated for “cause” or resigns without “good reason,” (each as defined in his Employment Agreement) in each case, prior to the first anniversary of his March 4 start date.  Under our Long-term Incentive (LTI) Program, Mr. Jeffery will receive an annual equity grant with a target value of $5 million, with 1/3rd of such award consisting of time-based restricted stock units and 2/3rd of such award consisting of performance-based restricted stock units.

In connection with Mr. Jeffery’s relocation the Company will provide Mr. Jeffery with an allowance for temporary housing and relocation in an aggregate amount not to exceed $100,000, with any reimbursement for such amount(s) to be made in accordance with the Company’s expense reimbursement policy in effect from time to time.

Executive Compensation

Key Features of our Executive Compensation Program

Our key executive compensation practices are summarized below. While these continue to be our guiding principles, the Compensation Committee placed a greater emphasis on retention of our executives during 2020.

What We Do
✔	Employ a pay-for-performance executive compensation program whereby a significant portion of NEO compensation is at risk.
✔	Use multipliers to reward above-target performance and reduce incentive plan payouts for below-target performance.
✔	Historically required our executives to own Frontier stock equal to a multiple of base salary along with other holding requirements. For our CEO, this multiple was five times base salary.
✔	Use double-trigger change-in-control severance arrangements.
✔	Have a recoupment, or “clawback,” policy to recover both cash and equity compensation from executives, including in the case of misconduct that results in a restatement of our financial statements.
✔	Regularly analyze risks related to our compensation program and conduct a broad risk assessment annually.
✔	Engage an independent compensation consultant to provide advice to our Compensation Committee.

What We Don’t Do
✗	Permit our executives to hedge or pledge Frontier stock.
✗	Reward our executives with perquisites or tenure-based benefits, such as retiree medical benefits, in the ordinary course.
✗	Pay dividends on unearned performance shares.
✗	Make tax “gross-ups” for severance payments.

Impact of Say-on-Pay Vote

In 2020 we did not hold an annual meeting due to our filing under Chapter 11 and therefore did not hold an advisory vote on executive pay.  Similarly, we do not anticipate holding an annual meeting in 2021 as we expect to emerge from Chapter 11 at the end of the first quarter and have a new Board of Directors in place at that time.

Executive Compensation Program Structure

Philosophy

Our overall Executive Compensation Program Structure and Philosophy remains the same, however for 2020 the Committee has placed greater emphasis on retention and aligning interests with the short-term operational goals of the Company and structured our incentive plans to comply with the requirements of operating under a Chapter 11 restructuring.

Maintain clear alignment between the interests of our executives and those of our stakeholders by rewarding performance measured by key financial metrics and strategic objectives.
Reinforce our performance culture for our NEOs by making a significant portion of their compensation at risk, i.e., contingent upon relative, specified company performance.
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

2020 Compensation Program

In connection with the Chapter 11 filing, the Compensation Committee redesigned our Compensation Program to place a greater focus on retention than in previous years and comply with the legal requirements around compensation design resulting from operating under Chapter 11.  Reflecting this change, the 2020 restricted stock awards were converted into a prepaid retention award fully paid in February 2020.  Each of these awards are subject to a repayment provision such that if the NEO voluntarily resigns or is terminated for cause within certain timeframes, the after-tax value of the award must be repaid to the Company.

Further, in consultation with our bondholders, the Compensation Committee and the Bankruptcy Court approved:

•	our quarterly short-term performance goals;

•	our targets as a percent of salary for each NEO;

•	combining our annual incentive and our performance-based long-term incentive programs (“combined AIP”);

•
quarterly combined AIP payouts subject to deferral and a recapture provision such that if the NEO voluntarily resigns or is terminated for cause prior to emergence, the after-tax value of the award must be repaid to the Company and any deferred amounts would be forfeited, and;

•	deferral of 1/3 of the combined AIP until after emergence from bankruptcy subject to certain restrictions.

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
Quarterly Cash Bonus – Combined AIP (At Risk)
•     Attract and retain executives

•     Incentivize and reward executives for achievement of and create alignment with pre-established, measurable quarterly performance goals

•     Recapture in accordance with plan rules

• Company Performance Metrics • Financial targets (Revenue, Adjusted EBITDA) • Net Broad Band Additions
Prepaid Retention (Retention)	• Attract and retain executives • Recapture in accordance with plan rules	• N/A

Market and Peer Group Reviews

In 2020, the Compensation Committee, with input from its independent compensation consultant, validated Frontier’s peer group for use in benchmarking and market comparison purposes. The peer group reflects our size and scale and includes businesses that are asset intensive, have a technology focus, have subscription-based revenue, deliver content, and typically have a bundled package service offering. The peer group set forth below was used to set compensation for 2020.

2020 Peer Group
•	ADP, LLC	•	Rogers Communications Inc.
•	BCE Inc	•	Shaw Communications, Inc.
•	Booking Holdings Inc.	•	Sirius XM Holdings Inc.
•	CenturyLink, Inc.	•	Telephone & Data Systems
•	DISH Network Corporation	•	TELUS Corporation
•	Juniper Networks, Inc	•	Thomson Reuters Corporation
•	News Corp.	•	United States Cellular Corporation

General industry survey data was also considered in determining the compensation levels of our NEOs and other executives.  However, as a result of our Chapter 11 filing and shift to focus on retention, the Compensation Committee did not place as much emphasis on the market data as in prior years.  In the case of executives for whom there was no publicly available data or no comparable position at the peer group companies, the results from general industry executive compensation surveys were analyzed to assess competitiveness.  In considering the general industry survey data, the Compensation Committee did not review nor is it aware of the specific companies that are included in the surveys.

2020 Total Target Direct Compensation for NEOs

Cash Compensation

Base Salary. Base salaries for our executives, including our NEOs, are set by the Compensation Committee after consideration of various factors, including individual performance, executive experience and skill set, the ability to attract and retain talented executives and market data.

Executives are eligible for increases to their base salary if there is a change in responsibility or the individual’s base salary is not in line with desired market position. We generally target the median of our peers when setting base salary while any increases or decreases are ultimately at the discretion of the Compensation Committee. The salaries for our NEOs during 2020 were as follows:

NEO	Salary
Bernard L. Han	$1,300,000
Sheldon L. Bruha	$550,000
Mark D. Nielsen	$900,000
Kenneth W. Arndt	$600,000
Steve Gable	$550,000
John Maduri*	$625,000
*Mr. Maduri left the Company on September 4, 2020

Combined Annual Incentive Plan. On July 17, 2020 the Bankruptcy Court approved our request to combine our established annual incentive awards with our established long-term performance plan awards.  As stated above, these combined AIP awards were paid quarterly subject to recapture and deferral requirements based on our quarterly results.  Under the recapture provision, if a NEO voluntarily resigns or is terminated for cause within certain timeframes, the after-tax value of the award must be repaid to the Company and any deferred amounts would be forfeited.  The deferral is 1/3 of the amount of the combined AIP award determined each quarter and is payable upon emergence subject to continued employment through emergence or involuntary termination without cause.

Payments under the combined AIP were based on Performance Goals established in coordination with our bondholders and the Bankruptcy Court along with our Compensation Committee.  The quarterly performance goals were based on Adjusted EBITDA, Revenue, and a Net Broadband Additions metric and were allocated as shown below.

Weighted Company Performance Goals	Weighting
Adjusted EBITDA Target	60.0%
Revenue Target	25.0%
Net Broadband Adds	15.0%
Total	100.0%

For 2020 our combined AIP set a threshold performance level of 85% of the target goal and a maximum performance level at 120% of the target level.  At the 85% performance level the payout would be 70% of the target award while at the 120% performance level the payout would be 130% of the target award.  A “catch-up” feature was also included as part of the program in 2020, such that if the cumulative performance on any metric is greater than the sum of the quarterly amounts, an adjustment to the payout is made to reflect the cumulative results.  This design was implemented to further enhance the motivational effect of the combined AIP and provide a continual incentive to improve performance throughout the year.  On a quarterly basis, the Compensation Committee reviewed, measured and approved Frontier’s performance against each of these targets, without regard for the deferral requirement, which is shown below. The tables below show the quarterly, performance and payouts for each of the NEOs.

($ in millions)	Q1 Target	Q2 Target	Q3 Target	Q4 Target	Annual Target	Annual Actual
Revenue	$1,980.6	$1,861.0	$1,785.9	$1,752.5	$7,380.0	$7,155.5
Adjusted EBITDA	$828.8	$784.4	$725.6	$709.1	$3,048.0	$2,897.8
Net Broadband Adds	(18,186)	(34,470)	(45,082)	(37,266)	(135,003)	(92,501)
Overall Performance	89.9%	102.2%	104.4%	101.6%
Payout Percent	77.2%	112.8%*	98.6%**	100.1%

*	Includes a “catch-up” adjustment of 17.9%.
**	Includes a “catch-up” adjustment of 1.6%

Combined AIP Payouts*	Q1**	Q2	Q3	Q4	Total	2020 Target	Payout as a % of Target
Bernard L. Han	$780,685	$1,140,690	$997,093	$1,012,261	$3,930,729	$4,045,000	97.2
Sheldon L. Bruha	$218,788	$324,300	$283,475	$287,788	$1,114,350	$1,150,000	96.9
Mark D. Nielsen	$266,350	$394,800	$345,100	$350,350	$1,356,600	$1,400,000	96.9
Kenneth W. Arndt	$251,130	$372,240	$325,380	$330,330	$1,279,080	$1,320,000	96.9
Steve Gable	$241,618	$358,140	$313,055	$317,818	$1,230,630	$1,270,000	96.9
John Maduri	$290,131	$430,050			$720,181	$762,500	94.5

*	1/3 of each award shown above was deferred to emergence.

**	For each of our NEOs except Bernie Han, this payout reflects a reduction to the award of 1.4% due to a modification to our fourth quarter 2019 results made after that award was paid.

Long-Term Incentive Compensation

The 2020 long-term incentive award was issued as a pre-paid cash retention award in February 2020 in lieu of restricted stock, given our constraints around granting equity-denominated awards.  This award is subject to a recapture provision such that if the NEO voluntarily resigns or is terminated for cause prior to emergence, the after-tax value of the award must be repaid to the Company.

In February 2020, the Compensation Committee issued the following prepaid retention awards:

Name	Prepaid Retention Award
Bernie L. Han	$2,655,000
Sheldon Bruha	$900,000
Mark D. Nielsen	$1,250,000
Kenneth W. Arndt	$1,080,000
Steve Gable	$1,080,000
John Maduri	$1,400,000

Perquisites and Other Benefits

There were no reportable perquisites in 2020 for the CEO or the other NEOs.

We provide benefits to our NEOs on the same basis as all our non-union, full-time employees. These benefits consist of medical, dental and vision insurance, basic life and disability insurance and matching contributions to our 401(k) plan for employees who participate in the plan. Mr. Arndt has vested benefits under the Frontier Pension Plan, which was frozen for all non-union participants in 2003.

Executives, including our NEOs, are not eligible for retiree medical benefits, in the ordinary course.

Han Separation Agreement

Effective upon the Company’s emergence from bankruptcy, Mr. Han will be entitled to receive separation payments and benefits, subject to the execution of a release agreement, including: (i) severance payments totaling $1,300,000 over the next twelve months, which is equal to one year of salary, (ii) a payment representing the deferred portion of Mr. Han’s 2020 combined AIP Awards; (iii) a prorated portion of his total incentive award of $6,700,000, based on the number of calendar days worked during 2021 divided by 365; and (iv) 12 months of continued health coverage following his separation from service at the active employee medical contribution rate along with other routine payments.

Changes to Our Program in 2021

Upon emergence from bankruptcy our Board, including our Compensation Committee, will be reconstituted.  The newly established Compensation Committee will develop and administer our compensation programs going forward, including formally establishing our 2021 program.

Roles and Responsibilities

The Compensation Committee

The Compensation Committee is responsible for approving and overseeing our executive compensation philosophy and programs, as well as determining and approving the compensation for our senior executives, including our NEOs. Each year, the Compensation Committee reviews the Company Performance Goals and the individual performance goals for our NEOs and approves the target levels for each of the compensation components that apply to our NEOs for the upcoming year. Also, the Compensation Committee assesses the performance of our NEOs for the prior year. With respect to CEO compensation, the Compensation Committee reviews its recommendations with the other independent directors and considers any additional input from them before finalizing its decision.

In making its compensation decisions, the Compensation Committee reviews tally sheets setting forth all components of compensation paid to our NEOs for the past five years, along with target compensation for those years, including base salary, AIP, and grant date values of long-term incentive awards. These tally sheets also show the executives’ holdings of unvested restricted stock awards and performance share awards from prior years and the current value of those awards. The Compensation Committee uses these tally sheets to (i) review the total annual compensation of our NEOs over the past five years, (ii) assess the executive officers’ compensation against their individual and company performance over that period and (iii) assure that the Compensation Committee has a comprehensive view of our compensation programs.

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

The Compensation Consultant
The Compensation Committee retains an independent executive compensation consultant that provides services to the Compensation Committee.  Based on their expertise in advising companies undergoing significant restructuring, Willis Towers Watson was engaged by the Compensation Committee to assist the Committee in the development of compensation programs, evaluation of compensation practices and the determination of compensation awards.

During fiscal year 2020, WTW was paid approximately $344,000 for the executive and Director compensation consulting services it provided to the Compensation Committee. Other professional consulting services provided by WTW to the Company, which were requested by management, not approved by the Compensation Committee or the Board and not related to executive compensation, totaled approximately $4.4 million, primarily related to Health & Benefits, Retirement and Insurance services.  After considering the factors set forth in the SEC and NYSE rules, the Committee determined that the advice it receives from WTW continues to be objective, unbiased and independent and that the Company’s relationship with WTW does not give rise to any conflict of interest.

The Compensation Committee considers the compensation consultant’s input and advice while reaching its own independent decisions on compensation matters. The Compensation Committee has sole authority to retain and terminate the compensation consultant.

The Compensation Committee has instituted policies to avoid conflicts of interest raised by the work of the compensation consultant. Pursuant to SEC rules, the Compensation Committee is required to consider any conflicts of interest raised by the work of the Compensation Committee’s compensation consultants. After considering the relevant factors, the Compensation Committee determined that no conflicts of interest were raised by the work of either compensation consultant in 2020.

Additional Compensation Features and Policies

Stock Ownership Guidelines

To further align our executives’ interests with those of our stockholders, our Board established stock ownership guidelines for the CEO and the other members of the Senior Leadership Team and reviews the guidelines annually. The CEO is expected to own shares of Frontier stock having a minimum value of five times (5x) base salary, the CFO is expected to own shares of Frontier stock having a minimum value of three and one-half times (3.5x) base salary and each other member of the Senior Leadership Team is expected to own shares of Frontier stock having a minimum value of two and one-half times (2.5x) base salary. As a result of the Chapter 11 filing, each of our executives is, until further notice and as permitted under the guidelines, satisfying his obligations by holding 50% of Frontier stock that the executive acquired through the Frontier equity compensation programs after the date on which such executive failed to be in compliance, excluding shares sold to pay related taxes. The Compensation Committee administers these stock ownership guidelines. Other than withholding for tax purposes upon vesting of shares, none of our current NEOs sold any shares during 2020.

Hedging and Pledging Prohibition

Executives are prohibited from hedging or pledging their shares of Frontier stock.

Termination of Employment and Change-in-Control Arrangements

Please see the section Former CEO Pay Decisions for an explanation of Mr. Han’s separation package.

To attract talented executives, support retention objectives and ensure that executives perform their work with objectivity, we provide certain post-employment benefits to our NEOs. In addition, Frontier has implemented separation agreements with each of its executives (other than Mr. Han) such that they can receive severance for termination by the Company without cause or for good reason equal to one times base salary (two times the sum of base salary and target annual bonus, if such termination occurs during the six-month period prior to or one-year period following a change in control),

The Compensation Committee set the severance amounts based on peer group reviews. The change-in-control arrangements do not include gross-up payments for excise taxes imposed under Section 280G of the Internal Revenue Code as a result of severance payouts.

Clawback Policies

Since 2010, Frontier has included in all of its equity compensation awards, including to our NEOs, a recoupment or “clawback” provision. This provision requires that unvested equity awards be forfeited if the Compensation Committee determines that the employee engaged in certain defined types of misconduct, including engaging in acts considered to be contrary to the best interests of Frontier, commission of felonies or other serious crimes, or engaging in any activity which constitutes gross misconduct. The provision also provides that the Compensation Committee may in its sole discretion require the employee to return all stock that vested within the 12-month period immediately prior to the misconduct, or if no longer held by the employee, to pay to Frontier any and all gains realized from such stock.

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

Compensation Committee Report

The Compensation Committee of our Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to Frontier’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Frontier’s Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the Committee:

Submitted by:

Dianna S. Ferguson, Chair
Kevin L. Beebe
Peter C.B. Bynoe

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our CEO, CFO and the three other most highly compensated executive officers at fiscal year-end along with an additional former employee.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total

Bernard L. Han (5) (7)	2020	$1,300,000	$2,655,000	—	$3,930,729	$26,604	$7,912,333
President & CEO	2019	$102,917	$2,000,000	—	—	$342,447	$2,445,364
Sheldon L. Bruha (6) (7)	2020	$550,000	$900,000	—	$1,114,350	$8,559	$2,572,910
EVP, CFO	2019	$526,001	$720,000	$198,000	$807,640	$8,626	$2,260,267
	2018	$341,818	—	$102,003	$226,807	$8,605	$679,233
Mark D. Nielsen (7)	2020	$900,000	$1,250,000	—	$1,356,600	$6,852	$3,513,452
EVP, Chief Legal Officer & Chief Transaction Officer	2019	$745,000	$1,250,000	$3,827	$1,161,430	$6,875	$3,167,132
Kenneth W. Arndt	2020	$600,000	$1,080,000	—	$1,279,080	$12,748	$2,971,828
EVP, Chief Operations Officer	2019	$600,000	$1,080,000	$5,624	$1,641,384	$12,786	$3,339,794
	2018	$553,125	—	$878,663	$782,878	$5,980	$2,220,646
Steve Gable	2020	$550,000	$1,080,000	—	$1,230,630	$8,550	$2,869,180
EVP, Chief Technology Officer	2019	$543,750	$1,080,000	$7,178	$1,714,378	$14,124	$3,359,429
	2018	$496,250	—	$1,390,446	$486,725	$12,055	$2,385,476
John Maduri (8)	2020	$426,136	$1,400,000	—	$720,181	$726,180	$3,272,498
Former EVP, Chief Customer Officer	2019	$625,000	$1,400,000	$27,047	$1,369,831	$125,087	$3,546,965
	2018	$610,417	—	$2,070,757	$910,284	$65,111	$3,656,569

(1)
Amounts in this column represent cash retention awards made in lieu of new restricted stock awards in 2020 and 2019. Mr. Bruha’s 2019 award consists of $500,000 in a cash retention award as well as $170,000 in restricted cash which vests over three years; the second and third tranches of the $170,000 restricted cash award are to be paid after emergence from Chapter 11.

(2)
The stock awards referred to in this column consist of grants of restricted shares and grants of performance units under the 2013 and 2017 Equity Incentive Plans. The amounts shown in this column represent the grant date fair value, pursuant to Financial Accounting Standards Board ASC Topic 718, of the stock awards granted in the applicable year or, with respect to multi-year performance share awards where performance conditions are set at the beginning of each year, the fair value of the shares subject to the performance conditions during a multi-year vesting period constitutes a separate “grant date.” For 2019, the grant date fair value for the performance unit awards granted in 2018 is calculated using only the second tranche of the grant for the 2018-2020 Measurement Period, as the grant date fair value for the first tranche was reported the previous year and the performance conditions for the third tranche were not set in 2019. With respect to the grant for the 2017-2019 Measurement Period, the grant date fair value is calculated using the third trance, as the grant date fair values for the first two tranches were reported in prior years. Further, in calculating the grant date fair value of such performance shares in the table, the target number of shares was used. Frontier uses Monte Carlo simulations to value performance share awards. The value of the 2019 disclosed performance shares at $0.89 per share assuming the highest level of operating cash flow and TSR performance will be achieved (using the methodology described above). For a discussion of valuation assumptions, see Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. For additional details regarding the stock awards, see the Grants of Plan-Based Awards table below and the accompanying narrative.

(3)
The amounts shown in this column represent cash awards made under the Combined AIP for 2020 and 2019 were paid as follows: 25% of annual target paid quarterly based on quarterly results. Awards are typically paid shortly after applicable quarter. The performance cash awards referred to in this column consist of grants of performance cash under the 2017 Equity Incentive Plan. The amounts shown in this column represent the grant date fair value, pursuant to Financial Accounting Standards Board ASC Topic 718, of the stock awards granted in the applicable year or, with respect to multi-year performance cash awards where performance conditions are set at the beginning of each year, the fair value of the units subject to the performance conditions during a multi-year vesting period constitutes a separate “grant date.” As a result, the grant date fair value for the performance cash awards granted in 2018 is calculated using only the second tranche of the grant for the 2018-2020 Measurement Period, as the grant date fair value for the first tranche was reported last year and the performance conditions for the third tranche were not set in 2019.  Further, in calculating the grant date fair value of such performance cash awards in the table, the target number of units was used. Frontier uses Monte Carlo simulations to value performance cash awards. For a discussion of valuation assumptions, see Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 20120. For additional details regarding the performance cash awards, see the Grants of Plan-Based Awards table below and the accompanying narrative.

(4)
The All Other Compensation column includes premiums for life insurance coverage paid for by Frontier, a 401(k) match and change in actuarial value of the frozen pension. Other than as set forth below, all perquisites and personal benefits are below the threshold for disclosure in this column:

•
Amounts shown for Mr. Han include in 2020 $26,604 in corporate relocation expenses; in 2019 it includes consultant fees of $320,155 for services provided from October 16, 2019 through December 2, 2019 plus $22,292 in relocation expenses.

•	Amounts shown for Mr. Bruha consist of matching contributions.
•	Amount shown for Mr. Nielsen consists of matching contributions.
•	Amounts shown for Mr. Arndt include $6,748, $6,755 and $0 for the change in the actuarial value of his frozen pension in 2020, 2019, and 2018 and matching contributions.
•
Amount shown for Mr. Maduri includes payment of $125,000 and $65,111 in 2019 and 2018 for relocation assistance, which includes household goods transfer and temporary housing, as an inducement to accept employment with Frontier.

(5)	Mr. Han will step down as President and CEO on March 4, 2021 but will remain an employee as well as a member of the Board until our emergence

(6)
Mr. Bruha assumed the role of EVP, Chief Financial Officer on June 3, 2019 after holding the role of Interim Chief Financial Officer since September 1, 2018. Mr. Bruha’s Salary includes a monthly salary stipend of $15,000 while he was the Interim Chief Financial Officer in 2018 and 2019.

(7)	Information for Messrs. Han and Nielsen is not provided for 2018 because they were not NEOs for that year.

(8)	Mr. Maduri separated from service as of September 4, 2020.

Grants of Plan-Based Awards

The following table sets forth information with respect to awards granted to each of our NEOs during 2020.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)
		Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	($)	($)	($)
Bernard L. Han
Combined Annual Incentive	2/11/2020	$2,831,500	$4,045,000	$5,258,500
Sheldon L. Bruha
Combined Annual Incentive	2/11/2020	$805,000	$1,150,000	$1,495,000
Mark D. Nielsen
Combined Annual Incentive	2/11/2020	$980,000	$1,400,000	$1,820,000
Kenneth W. Arndt
Combined Annual Incentive	2/11/2020	$924,000	$1,320,000	$1,716,000
Steve Gable
Combined Annual Incentive	2/11/2020	$889,000	$1,270,000	$1,651,000
John Maduri
Combined Annual Incentive	2/11/2020	$533,750	$762,500	$991,250

(1)
Reflects the target payout amounts of non-equity incentive plan awards payable for service in 2020 as approved by the Compensation Committee and the Bankruptcy Court. See the “non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for Fiscal Year 2020 for the non-equity incentive plan awards earned by our NEOs in 2020.

Cash awards under our Combined Annual Incentive program for 2020 performance shown under the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards columns were paid shortly after the close of the applicable quarter or year based on performance metrics and target awards set for each performance period, as described above under “Compensation Discussion and Analysis—2020 Combined Annual Incentive”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by each of our NEOs at year-end.  Note that shares remaining from the 2018 restricted stock award will be extinguished upon emergence from bankruptcy and potential payment under the 2018-2020 performance cash plan, if any, will be determined after emergence from bankruptcy.  We do not expect that our NEOs will receive any value for stock-based awards upon emergence from Chapter 11 bankruptcy.

Name	Stock Awards
	Date of Grant	Number of Shares of Stock or Units That Have Not Vested (1) (#)	Market Value of Shares of Stock or Units That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Bernard L. Han		0	$0	0	$0
Sheldon L. Bruha	2/13/2019	113,333	$113,333	0	$0
	6/6/2019	66,667	$7,333	0	$0
Mark D. Nielsen		0	$0	0	$0
Kenneth W. Arndt		0	$0	0	$0
Steve Gable		0	$0	0	$0

(1)	The amounts shown in this column represent restricted shares held by the NEOs as of December 31, 2020. These typically vest on each of the anniversary of the grant date over three years.

(2)	The market value of shares of common stock reflected in the table is based upon the closing price of the common stock on December 31, 2020, which was $0.11 per share.

Option Exercises and Stock Vested

The following table sets forth information regarding the restricted shares and performance shares that vested for each of the NEOs in 2020. No NEO acquired any shares upon the exercise of stock options in 2020. The value of restricted shares realized upon vesting is shown in footnote (2) below.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Bernard L. Han	0	$0
Sheldon L. Bruha	4,131	$2,360
Mark D. Nielsen	34,749	$19,890
Kenneth W. Arndt	40,923	$23,433
Steve Gable	49,208	$28,160
John Maduri	48,603	$27,767

(1)
The RSA awards that vested in 2020 reflect the vesting on the anniversary of the grant date of (a) the third 33% installment of the RSAs awarded to the NEOs on February 16, 2017 (other than Messrs. Han, Bruha, and Maduri), and (b) the second 33% installment of the RSAs granted to the NEOs on February 14, 2018 (other than Mr. Han).

(2)
The value realized from the vesting of the RSA awards was calculated based on the average of the high and low sale price for awards granted under the 2013 Equity Incentive Plan, or closing sale price for awards granted under the 2017 Equity Incentive Plan, of Common Stock on the NYSE Composite Tape on the applicable vesting date or, if the vesting date occurred on a non-trading day, the last trading day preceding the applicable vesting date.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit (S)	Payments During Last Fiscal Year ($)
Bernard L. Han	—	—	—	—
Sheldon L. Bruha	—	—	—	—
Mark D. Nielsen	—	—	—	—
Kenneth W. Arndt	Frontier Pension Plan	6 years, 2 months	$41,549	—
Steve Gable	—	—	—	—
John Maduri	—	—	—	—

We have a noncontributory, qualified retirement plan, the Frontier Pension Plan, covering certain employees. The plan provides benefits that, in most cases, are based on formulas related to base salary and years of service. The plan was amended to provide that, effective February 1, 2003, no further benefits will be accrued under the plan by most non-union participants (including all executive officers) and is considered “frozen.” Mr. Arndt is the only NEO with vested benefits under the plan. The estimated annual pension benefits (assumed to be paid in the normal form of an annuity) for Mr. Arndt is $3,386. This amount is calculated under the plan based on Mr. Arndt’s 6 years, two months of service credit at the time the plan was frozen and the compensation limits established in accordance with federal tax law in the computation of retirement benefits under qualified plans. Benefits are not subject to reduction for Social Security payments or other offset amounts. For a discussion of valuation assumptions, see Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Employment Arrangements; Potential Payments upon Termination or Change-in-Control

Employment Agreements and Arrangements

Frontier was party to employment agreements with Messrs. Han, Bruha, Nielsen, Arndt, Gable and Maduri.  These agreements have been publicly filed with the SEC and have been voided through our bankruptcy filings except as provided by the Bankruptcy Court.

Each NEO receives a base salary and is entitled to participate in other plans and programs which were approved by the Bankruptcy Court.

Potential Payments upon Termination of Employment or Change-in-Control

While we are in bankruptcy any termination benefits to our NEOs would be approved by the Bankruptcy Court, as such we are not including any description of potential termination benefits in the document.

Please see the section titled “Han Separation Agreement” above for a description of Mr. Han’s separation benefits.

CEO Pay Ratio

We determined that the 2020 median annual total compensation of all our employees who were employed as of December 31, 2020, other than our CEO, Bernard L. Han, was $126,701.  Mr. Han’s annual total compensation, as detailed in the Summary Compensation Table, was $7,912,333.  The ratio of these amounts, or CEO Pay Ratio, was 62:1.  The decrease from the 2019 CEO pay ratio of 78:1 is attributable to the change in our CEO as well as a new median employee.

As of December 31, 2020, our total population consisted of approximately 16,400 employees. To identify the median employee, we used a Consistently Applied Compensation Measure (CACM) defined as annual base salary as of December 31, 2020. Our disclosed pay ratio is a reasonable estimate calculated in a manner consistent with S-K Item 402(u).  For 2020, we identified the median employee based on median salary as of December 31, 2020.

Director Compensation

In June 2019, in order to continue to attract and retain qualified non-employee members of our Board, the Board approved a change to the form of compensation for all non-employee directors such that all director compensation is paid in cash.  Director retainers, fees and Chair and Committee stipends are paid in cash in advance in equal quarterly installments on or about the first business day of each quarter.  Mr. Han, the only employee director, receives no remuneration for service as a member of our Board.

Annual Director Retainer and Fees

Each non-employee director is paid an aggregate annual director retainer and fees of $215,000, consisting of an annual $95,000 retainer and an annual $120,000 fee.

Through the second quarter of 2019, the $120,000 annual fee was paid in the form of stock units; stock units for fees were earned quarterly and credited to the director’s account on the first business day of each quarter. The number of stock units credited equaled the amount of the retainer, stipend or fee (as appropriate) divided by the closing price of our common stock on the credit date of the stock units. We hold all stock units until a director’s termination of service.  Under the Plan, all outstanding shares of Company common stock and stock units will be extinguished upon emergence without payment.

Chair and Committee Stipends

The Chairman of the Board is paid an annual stipend of $175,000.  Stipends of $25,000, $20,000 and $15,000 are paid to the Chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively.

The Chair of the Finance Committee is paid an annual stipend of $1,465,000  The other members of the Finance Committee are paid an annual stipend of $385,000.

The following table sets forth compensation information earned for 2020 by each non-employee director.

Name	Total Director Compensation Paid in Cash ($)

Kevin L. Beebe	$600,000
Peter C.B. Bynoe	$230,000
Diana S. Ferguson	$235,000
Edward Fraioli*	$240,000
Paul M. Keglevic	$600,000
Mohsin Y. Meghji	$600,000
Pamela D.A. Reeve	$390,000
Robert A. Schriesheim	$1,680,000

*Mr. Fraioli held 666.67 stock options which expired on July 6, 2020, the tenth anniversary of the grant date.  Since October 2010, directors are no longer eligible to receive stock option grants upon joining the Board.

In addition, our bylaws require us to indemnify our directors and officers to the fullest extent permitted by law, so that they may be free from undue concern about personal liability in connection with their service to the Company. We have also entered into indemnification agreements with our directors and officers that provide similar indemnification rights.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes compensation plans under which our securities are authorized for issuance as of December 31, 2020.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	339,544	n/a	3,631,996
Equity compensation plans not approved by security holders
Total	339,544	n/a	3,631,996

(1)	Reflects the number of outstanding performance shares (assuming achievement of target performance), phantom units and options.

(2)	The weighted-average exercise price excludes performance shares and phantom units, as they have no exercise price. All outstanding options expired as of July 2020.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to the beneficial ownership of our common stock (as determined under the rules of the SEC) by (1) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding shares of common stock, which is our only class of voting securities, (2) each director, (3) each of the executive officers named in the Summary Compensation Table under “Executive Compensation” and (4) all of our directors and executive officers as a group. The information is as of February 26, 2021 unless otherwise indicated, and ownership percentages are based on 104,778,943 shares of common stock outstanding as of February 26, 2021. The business address of each person listed is c/o Frontier Communications Corporation, 401 Merritt 7, Norwalk, Connecticut 06851, unless stated otherwise. Except as otherwise described below, each of the persons named in the table has sole voting and investment power with respect to the common stock beneficially owned and has not pledged such common stock as security for any obligations.

5% Beneficial Owners	Number of Shares and Nature of Beneficial Ownership	Percent of Class
The Vanguard Group(a)	6,141,355	5.9%

Non-Employee Directors(b)	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Kevin L. Beebe	0		*
Peter C.B. Bynoe	68,842	(c)	*
Diana S. Ferguson	56,556	(d)	*
Edward Fraioli	69,834	(e)	*
Paul M. Keglevic	0		*
Mohsin Y. Meghji	0		*
Pamela D.A. Reeve	117,641	(f)	*
Robert A. Schriesheim	28,926	(g)	*

Named Executive Officers and Directors & Executive Officers as a Group	Number of Shares and Nature of Beneficial Ownership		Percent of Class
Kenneth W. Arndt	105,637	(h)	*
Sheldon L. Bruha	75,185	(i)	*
Steve Gable	133,109	(j)	*
Bernard L. Han	0		*
Mark D. Nielsen	93,279	(k)	*
John Maduri	77,298	(l)	*
All directors and executive officers as a group (14 persons)	1,178,692		1.1%

*	Less than 1%.

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

(b)
Directors may elect to redeem stock units upon termination of service in the form of cash or shares of our common stock. Under the Plan, all outstanding shares of Company common stock and stock units will be extinguished upon emergence without payments.  See “Director Compensation,” above.

(c)	Consists of 68,586 shares that may be acquired upon the redemption of stock units and 256 shares held directly by Mr. Bynoe.

(d)	Consists of shares that may be acquired upon the redemption of stock units.

(e)	Consists of 68,501 shares that may be acquired upon the redemption of stock units and 1,333 shares held directly.

(f)	Consists of shares that may be acquired upon the redemption of stock units and 666 shares held directly.

(g)	Consists of shares that may be acquired upon the redemption of stock units.

(h)	Includes 105,572 restricted shares over which Mr. Arndt has sole voting power but no dispositive power and 101 shares held in a 401(k) plan.

(i)	Consists of restricted shares over which Mr. Bruha has sole voting power but no dispositive power.

(j)	Consists of restricted shares over which Mr. Gable has sole voting power but no dispositive power.

(k)	Consists of restricted shares over which Mr. Nielsen has sole voting power but no dispositive power.

(l)
Consists of restricted shares over which Mr. Maduri had sole voting power but no dispositive power; reflects Mr. Maduri’s holdings as of his departure in September 2020, including the cancellation of certain restricted shares in connection therewith.

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

Director Independence

The Board reviews of director independence by reviewing relationships between Frontier and each director as well as Frontier and the organizations with which each director is affiliated.  The Board has determined that no director, other than Mr. Han, has a material relationship with Frontier (either directly or as a partner, stockholder or officer of an organization that has a relationship with Frontier) that would impair the director’s ability to exercise independent judgment in carrying out his or her responsibilities as a director.

Item 14.	Principal Accounting Fees and Services

In accordance with the Sarbanes-Oxley Act of 2002, the rules of the SEC and the Audit Committee Charter, the pre-approval of the Audit Committee is required for all audit and permissible non-audit services that will be provided by KPMG LLP, our independent registered public accounting firm. All of the services of KPMG LLP for 2020 and 2019 were pre-approved by the Audit Committee.

The following table sets forth the fees for professional audit services paid by us to KPMG LLP, our independent registered public accounting firm:

	2020	2019
Audit Fees	$7,012,000	$8,123,000
Audit-Related Fees	10,000	10,000
Tax Fees	2,388,600	1,536,541
All Other Fees	—	—
Total	$9,410,600	$9,669,541

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

Audit-Related Fees

For 2020 and 2019, audit-related fees primarily relate to professional services rendered in connection with agreed-upon procedure reports.

Tax Fees

Tax fees for 2020 and 2019 primarily relate to tax consulting services as well as professional services rendered in connection with the preparation of transactional tax filings.

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
Bernard L. Han
President and Chief Executive Officer

March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March 2021.

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