Form 10-Q
period 2021-03-31
FRONTIER COMMUNICATIONS CORP
filed 2021-04-30
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of April 28, 2021 was 104,779,000.

1

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,107	$1,829
Accounts receivable, less allowances of $148 and $130, respectively	519	553
Contract acquisition costs	93	97
Prepaid expenses	85	90
Income taxes and other current assets	43	85
Total current assets	2,847	2,654

Property, plant and equipment, net	12,987	12,931
Other intangibles, net	598	677
Other assets	528	533
Total assets	$16,960	$16,795

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$5,782	$5,781
Accounts payable	507	540
Advanced billings	210	202
Accrued other taxes	202	204
Accrued interest	96	47
Pension and other postretirement benefits	48	48
Other current liabilities	306	318
Total current liabilities	7,151	7,140

Deferred income taxes	430	343
Pension and other postretirement benefits	2,194	2,195
Other liabilities	445	452
Total liabilities not subject to compromise	10,220	10,130
Liabilities subject to compromise	11,570	11,565
Total liabilities	21,790	21,695
Equity (Deficit):
Common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,671 and 104,793 outstanding
at March 31, 2021 and December 31, 2020, respectively)	27	27
Additional paid-in capital	4,817	4,817
Accumulated deficit	(8,915)	(8,975)
Accumulated other comprehensive loss, net of tax	(744)	(755)
Treasury common stock	(15)	(14)
Total equity (deficit)	(4,830)	(4,900)
Total liabilities and equity (deficit)	$16,960	$16,795

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,

	2021	2020

Revenue	$1,676	$1,933

Operating expenses:
Network access expenses	198	286
Network related expenses	422	444
Selling, general and administrative expenses	408	444
Depreciation and amortization	387	415
Loss on disposal of Northwest Operations	-	24
Restructuring costs and other charges	2	48
Total operating expenses	1,417	1,661

Operating income	259	272

Investment and other income, net	2	5
Pension settlement costs	-	(103)
Reorganization items, net	(25)	-
Interest expense (contractual interest for the
three months ended March 31, 2021
was $338 million)	(89)	(383)

Income (loss) before income taxes	147	(209)
Income tax expense (benefit)	87	(23)

Net income (loss)	60	(186)

Basic and diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.57	$(1.78)

Total weighted average shares outstanding - basic	104,556	104,363

Total weighted average shares outstanding - diluted	104,896	104,363

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DEBTOR-IN-POSSESSION)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in millions)

(Unaudited)

	For the three months ended
	March 31,

	2021	2020

Net income (loss)	$60	$(186)
Other comprehensive income, net of tax	11	86

Comprehensive income (loss)	$71	$(100)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(DEBTOR-IN-POSSESSION)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at March 31, 2021	106,025	$27	$4,817	$(8,915)	$(744)	(1,354)	$(15)	$(4,830)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	$27	$4,816	$(8,759)	$(564)	(1,037)	$(13)	$(4,493)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2021	2020

Cash flows provided from (used by) operating activities:
Net income (loss)	$60	$(186)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	387	415
Pension settlement costs	-	103
Stock-based compensation	(1)	1
Amortization of deferred financing costs	-	8
Other adjustments	1	1
Deferred income taxes	84	(30)
Loss on disposal of Northwest Operations	-	24
Change in accounts receivable	34	29
Change in accounts payable and other liabilities	48	110
Change in prepaid expenses, income taxes and other assets	52	2
Net cash provided from operating activities	665	477

Cash flows provided from (used by) investing activities:
Capital expenditures	(384)	(286)
Proceeds on sale of assets	2	2
Other	2	2
Net cash used by investing activities	(380)	(282)

Cash flows used by financing activities:
Long-term debt principal payments	-	(5)
Finance lease obligation payments	(5)	(8)
Other	(2)	-
Net cash used by financing activities	(7)	(13)

Increase in cash, cash equivalents, and restricted cash	278	182
Cash, cash equivalents, and restricted cash at January 1,	1,887	809
Cash, cash equivalents, and restricted cash at March 31,	$2,165	$991

Supplemental cash flow information:
Cash paid during the period for:
Interest	$40	$163
Income tax payments, net	$-	$1
Reorganization items, net	$56	$-

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

For our interim financial statements as of and for the period ended March 31, 2021, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for allowance for doubtful accounts, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, commercial and wholesale customers and is typically the incumbent voice services provider in its service areas.

Chapter 11 Cases - On April 14, 2020 (the Petition Date), Frontier Communications Corporation (as it may be reorganized pursuant to the Plan, Reorganized Frontier) and its subsidiaries (collectively, the Company Parties or the Debtors and, as they may be reorganized pursuant to the Plan (as defined herein), the Reorganized Company Parties or the Reorganized Debtors) commenced cases under chapter 11 (the Chapter 11 Cases) of title 11 of the United States Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On August 21, 2020, the Company Parties filed the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Plan) with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the Confirmation Order), which approved and confirmed the Plan. The effective date of the Plan will occur after all conditions precedent to the Plan have been satisfied (the Effective Date), which is expected to occur on April 30, 2021, at which time we expect to emerge from the Chapter 11 Cases. See Note 3 for more information.

b) Going Concern:

The Company previously disclosed, based on its financial condition and its projected operating results, the defaults under its debt agreements, and the risks and uncertainties surrounding its Chapter 11 proceedings (see Note 3), that there was substantial doubt as to the Company’s ability to continue as a going concern as of the issuance of the Company’s 2020 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Based on the current status of the Chapter 11 Cases, including that the necessary regulatory approvals have been received, the Company is emerging from the Chapter 11 Cases on or about April 30, 2021 and, in so doing, eliminating approximately $11 billion in debt through the restructuring process, improving the Company’s capital structure and stabilizing its liquidity position. As such, as of the filing of this Quarterly Report on Form 10-Q, the substantial doubt as to the Company’s ability to continue as a going concern has been alleviated by the emergence from the Chapter 11 Cases. See Note 3 for more information.

Our consolidated interim unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our then-outstanding obligations under the Company’s amended and restated credit agreement, dated as of February 27, 2017 (as amended, the JPM Credit Agreement), the Company’s 8.000% first lien secured notes due April 1, 2027 (the Original First Lien Notes), the Company’s 8.500% second lien secured notes due April 1, 2026 (the Original Second Lien Notes), our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As of March 31, 2021, amounts that were outstanding under the JPM Credit Agreement, our Original First Lien Notes, and our Original Second Lien Notes have been repaid in full. We have reclassified our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries to “Long term debt due within one year” or “Liabilities Subject to Compromise”, based on the event of default or reinstatement provisions of each security in the Restructuring Support Agreement (as defined herein), on our consolidated balance sheet as of March 31, 2021. For additional discussion related to our debt obligations, and details of our refinancing of our secured debt, refer to Note 10.

c) Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the highly contagious and lethal corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19. In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills. Given the evolving nature of the pandemic and the response of multiple levels of government as well as the uncertainty of funding available for services provided, the full impact of the pandemic and response(s) to it on the Company are unknown at this time.

In addition, some of the states we operate in (including California and New York) have issued executive orders as a result of COVID-19 that further impact our business, including prohibiting the disconnection of services for customers for the length of the state of emergency. State and federal governments may continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of March 31, 2021, very few had past due balances beyond the point of normal disconnection.

Frontier’s response to COVID-19 has included several operational safety precautions such as continuing to require personal protective equipment on any employees entering a customer location. The percentage of Frontier’s employees who have reported testing positive for COVID-19 is small and continues to track below the percentage of reported cases both nationally and in those states in which Frontier has a significant number of employees. Through March 31, 2021, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

As the COVID-19 pandemic continues, certain states are currently considering legislation or other regulations to adopt additional protections for workers impacted by COVID-19. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the three months ended March 31, 2021 were not significant, we continue to closely monitor the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations, this negative impact is offset by lower churn within our consumer and Small and Medium Business customers. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our residential broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

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

(Unaudited)

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

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Taxes, Surcharges and Subsidies

Frontier collects various taxes from its customers and remits the funds to governmental authorities. Substantially all of these taxes are recorded through the consolidated balance sheet and presented on a net basis in our consolidated statements of operations. We also collect Universal Service Fund (USF) surcharges from customers (primarily federal USF), which amounted to $55 million and $49 million for the three months ended March 31, 2021 and 2020, respectively, and video franchise fees, which amounted to $6 million and $9 million for the three months ended March 31, 2021 and 2020, respectively, that we have recorded on a gross basis in our consolidated statements of operations and included within “Revenue” and “Network related expenses”.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We are recognizing FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven year funding term.

f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $58 million is included in “Other assets” on our consolidated balance sheet as of both March 31, 2021 and December 31, 2020. These amounts represent Letters of Credit Obligations and a utility adequate assurance account that is required under bankruptcy rules.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)
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

(3) Liquidity and Financial Condition:

Restructuring Support Agreement

On April 14, 2020, the Company Parties entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain of its noteholders (the Consenting Noteholders), pursuant to which the Consenting Noteholders agreed, subject to certain terms and conditions, to support a financial restructuring (the Restructuring) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

Plan and Disclosure Statement

On May 15, 2020, the Company Parties filed a proposed Joint Plan of Reorganization and related Disclosure Statement (the Plan), each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which was revised on June 29, 2020

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline.

On August 21, 2020, the Company Parties filed the Plan with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan. The Effective Date of the Plan will occur once all conditions precedent to the Plan have been satisfied. As previously announced, as of April 15, 2021, the Company had received PUC approvals or favorable determinations from all required states.

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

•on the Effective Date, issuance of takeback debt by one or more of the Reorganized Company Parties (the Takeback Debt), in a principal amount of $750 million, which shall include the following terms which may be modified subject to requisite consent under the Plan):

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

oto the extent the Original Second Lien Notes claims are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Original Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Original Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

othe Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of senior notes that are held by all Consenting Noteholders; and

oall other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Original Second Lien Notes.

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

•claims arising under, derived from, based on, or related to the JPM Credit Agreement shall be repaid on or before the Effective Date or reinstated on the Effective Date solely in the event that financing to repay such claims cannot be obtained, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of Frontier’s $1,740 million senior secured Term Loan B facility (the Term Loan B) maturing on June 15, 2024 in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original First Lien Notes, issued pursuant to the indenture, dated as of March 15, 2019, by and among the Company, as issuer, the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A. (JPM), as collateral agent, and Wilmington Trust, National Association, as successor trustee, shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Original First Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Original Second Lien Notes Trustee), shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Original Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

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

•holders of secured claims (other than claims arising under, derived from, based on or related to the Revolver, the Term Loan B, the Original First Lien Notes, the Original Second Lien Notes, the Subsidiary Secured Notes, the Secured Tax Claims or DIP Facilities) shall receive, at the option of the applicable Company Party: (i) payment in full in cash, (ii) reinstatement; (iii) delivery of the collateral securing such claim; or (iv) such other treatment rendering such claim unimpaired;

•claims subject to subordination under section 510(b) of the Bankruptcy Code shall be cancelled, released, discharged, and extinguished;

•all intercompany claims and intercompany interests shall be either (a) reinstated or (b) cancelled on the Effective Date; and

•all equity securities in the Company shall be cancelled, released and extinguished on the Effective Date.

For more information on the repayment of the Revolver, the Original First Lien Notes, the Original Second Lien Notes and the Term Loan B, see Note 10.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Original Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Original Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Original Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Original Second Lien Notes claims represented by Quinn Emanuel Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

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

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Original Second Lien Notes indenture, as applicable;

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

The Company and certain of its domestic subsidiaries entered into a Commitment Letter, dated August 13, 2020, with the Original Commitment Parties, which was amended and restated by that certain Amended and Restated Commitment Letter, dated August 28, 2020, with the Original Commitment Parties and JPM (collectively, the New Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, JPM, DBNY, MSSF and CS committed to provide a portion of the $625 million debtor-in-possession (DIP) revolving facility (the DIP Revolving Facility), which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a revolving exit facility maturing four years from the emergence date.

The Company and certain of its domestic subsidiaries also entered into that certain Engagement Letter, dated August 14, 2020, with GS Bank, which was amended and restated by that certain Amended and Restated Engagement Letter, dated August 28, 2020 with the New Commitment Parties, in connection with the DIP term loan facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a term loan exit facility.

On August 28, 2020, the Company Parties filed a motion (the DIP Financing Motion) with the Bankruptcy Court to approve (i) the indentures, credit, guarantee and security documents governing the obligations under senior secured superpriority first lien and/or second lien notes to be issued by the Company or an affiliate thereof, (ii) a DIP revolving facility and the exit revolving facility (the Exit Revolving Facility) it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan, (iii) a DIP term loan facility and the exit term loan facility it would convert into upon satisfaction of certain conditions, including the effectiveness of the Plan (the Exit Term Loan Facility) and, (iv) if applicable, the reinstated Term Loan B (collectively, the DIP Financing). On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

In connection with the DIP Financing, on October 8, 2020, the Company issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the First Lien Notes due October 2027), and entered into a $625 million DIP Revolving Facility and a $500 million DIP term loan facility (the Initial DIP Term Loan Facility). The Company used the proceeds from the offering of the New First Lien Notes due October 2027, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full our prepetition of $1,650 million aggregate principal amount of the Original First Lien Notes and (ii) pay related interest, fees and expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Also in connection with the DIP Financing, on November 25, 2020, the Company issued $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the First Lien Notes due May 2028 and, together with the First Lien Notes due October 2027, the New First Lien Notes) and $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the New Second Lien Notes), and borrowed an incremental $750 million under the DIP term loan facility (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility). The Company used the proceeds from these issuances and the incremental term loan borrowing, together with cash on hand to (i) repay all outstanding borrowings under our prepetition Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of our prepetition 8.500% Second Lien Secured Notes due April 1, 2026 (the Original Second Lien Notes), and (iii) pay related interest, fees and expenses incurred in connection therewith.

For more information about the DIP Financing and subsequent events related thereto, refer to Note 10 and Note 19.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required PUC approvals in certain states. The Company is also the subject of ongoing investigations and reviews, which may lead to the imposition of financial sanctions and/or operational restrictions.

As previously announced, as of April 15, 2021, the Company had received PUC approvals or favorable determinations from all required states. In connection with the approvals, the FCC and certain state PUCs imposed conditions on the approval of the Restructuring Transactions, including commitments to make significant capital and operational expenditures, deploy broadband facilities and improve services.

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

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Liabilities subject to compromise consisted of the following:

($ in millions)	March 31, 2021

Accounts payable	$65
Other current liabilities	59
Accounts payable, and other current liabilities	124

Debt subject to compromise	10,949
Accrued interest on debt subject to compromise	497
Long-term debt and accrued interest	11,446

Liabilities subject to compromise	$11,570

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

As set forth in the Plan, “Excess Cash” is the amount of estimated unrestricted balance sheet cash in excess of $150 million at the Effective Date, and includes net after-tax cash proceeds from the sale of the Northwest Operations (which amount to $1,129 million). As disclosed in the Debtors’ Plan Supplement, filed on March 1, 2021, the Debtors currently estimate $1,313 million of Excess Cash to be available as of the Effective Date. As set forth in the Plan, on the Effective Date, each of the Debtors’ senior noteholders shall receive, among other things, its Pro Rata share of and interest in the Debtors’ “Surplus Cash.” Under the Plan, the “Incremental Senior Notes Payments” will be made from Excess Cash, prior to the determination of, and distribution of, Surplus Cash.

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

For the three months ended
($ in millions)	March 31, 2021

Professional fees and other bankruptcy related costs	$25
Reorganization items, net	$25

The Company has incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Emergence and Fresh Start Accounting

Upon emergence from bankruptcy, we expect to adopt fresh start accounting in accordance with ASC 852, Reorganizations. Under fresh start accounting rules, upon the Effective Date of the Plan (each as defined herein), our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero, which we expect will result in material adjustments to the recorded value of certain of our assets and liabilities. As a result, we may incur higher depreciation and amortization expense following the Effective Date. In addition, we may adopt accounting policy changes as part of fresh start accounting and such policies could result in material changes to our financial reporting and results. The actual impact of the application of fresh start accounting and any such accounting policy changes will be determined by management upon and following the Effective Date. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, we expect that our financial condition and results of operations following the emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

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

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, and through Dish® satellite TV service;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The following tables provide a summary of revenues, by category. Prior year revenues in the following tables include revenues for the Northwest Operations for the three months ended March 31, 2020 (prior to its disposal):

	For the three months ended March 31,
($ in millions)	2021	2020

Data and Internet services	$842	$932
Voice services	487	572
Video services	169	222
Other	95	117
Revenue from contracts with customers (1)	1,593	1,843
Subsidy and other revenue	83	90
Total revenue	$1,676	$1,933

	For the three months ended March 31,
($ in millions)	2021	2020

Consumer	$844	$971
Commercial	749	872
Revenue from contracts with customers (1)	1,593	1,843
Subsidy and other revenue	83	90
Total revenue	$1,676	$1,933

(1)Includes approximately $16 million and $17 million of lease revenue for the three months ended March 31, 2021 and 2020, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(17)	(2)
Cash received, excluding amounts
recognized as revenue	-	-	17	1
Balance at March 31, 2021	$2	$9	$58	$19

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(9)	-	(21)	(4)
Cash received, excluding amounts
recognized as revenue	-	-	25	5
Credits granted, excluding amounts
recognized as revenue	1	-	-	-
Reclassified between current
and noncurrent	-	-	1	(1)
Balance at March 31, 2020	$29	$8	$46	$21

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2021 (remaining nine months)	$1,091
2022	712
2023	316
2024	110
2025	62
Thereafter	128
Total	$2,419

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(5) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2021	December 31, 2020

Retail and wholesale	$592	$608
Other	75	75
Less: Allowance for doubtful accounts	(148)	(130)
Accounts receivable, net	$519	$553

We maintain an allowance for doubtful accounts based on the estimated ability to collect accounts receivable. The allowance for doubtful accounts is increased for retail customers by recording bad debt expense and for wholesale customers through decreases to revenue at the time of billing. The allowance is decreased when customer accounts are written off, or when customers are given credits.

The ending balances in the allowance account as of March 31, 2021 and December 31, 2020 were elevated as a result of ongoing billing disputes with some of our wholesale customers. As of March 31, 2021, our accounts receivable balance included $128 million of disputed amounts that are expected to be settled in the short term. We have established $96 million in reserves related to these balances as well as other amounts that were previously paid, which reflects the current expected outcome from settlement negotiations.

Bad debt expense (credits), which is recorded as a reduction to revenue, is as follows:

	For the three months ended March 31,
($ in millions)	2021	2020

Bad debt expense	$10	$14

(6) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2021	December 31, 2020

Property, plant and equipment	$28,040	$27,695
Less: Accumulated depreciation	(15,053)	(14,764)
Property, plant and equipment, net	$12,987	$12,931

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2021	2020

Depreciation expense	$308	$316

We revised the estimated remaining useful lives for certain plant assets as of October 1, 2020, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(7) Other Intangibles:

The components of other intangibles are as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,856)	$476	$4,332	$(3,781)	$551
Trade name	122	-	122	122	-	122
Royalty agreement	72	(72)	-	72	(68)	4
Total other intangibles	$4,526	$(3,928)	$598	$4,526	$(3,849)	$677

Amortization expense was as follows:

	For the three months ended
	March 31,
($ in millions)	2021	2020

Amortization expense	$79	$99

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

A portion of the proceeds from the sale are held in escrow as recourse for indemnity claims that may arise under the purchase agreement for a period of one year after the sale completion date. As of March 31, 2021, there were $27 million of proceeds held in escrow accounts included in Other current assets. The amounts in escrow will be reviewed and unclaimed amounts released after one year from the completion of the sale. Proceeds previously held in escrow related to employee liabilities of $25 million and adjustments to working capital of $5 million were received by the Company in the first quarter of 2021.

In connection with the sale, Frontier entered into an agreement to perform certain transition services for the purchaser. The first six months of these services were generally being provided at no additional cost to the purchaser as a condition of the transaction. The fair value of these transition services was estimated to be $30 million and were recorded as a deferred liability (recorded within the Advanced Billing financial statement caption in the balance sheet) in connection with the transaction, which amount was amortized to other revenue as the related services were delivered. Effective October 31, 2020, the purchaser terminated all future services that Frontier would have provided and received compensation under this agreement. In connection with the termination, Frontier agreed to provide limited training and subject matter support services for a fee, primarily during the fourth quarter of 2020.

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

During the three months ended March 31, 2020, Frontier recorded a loss on disposal of $24 million, associated with the sale of the Northwest Operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(9) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at March 31, 2021 and December 31, 2020. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt (including $10,949 million of debt classified in Liabilities subject to compromise at March 31, 2021) is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2021		December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$16,769	$13,354	$16,769	$11,635

(

(10) Long-Term Debt:

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our then-outstanding obligations under the JPM Credit Agreement, the Original First Lien Notes, the Original Second Lien Notes, our unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. As such we have reclassified certain subsidiary unsecured and certain secured debt obligations to Long term debt due within one year and certain parent unsecured debt obligations to Liabilities subject to compromise on our consolidated balance sheet as of March 31, 2021. While this reclassification includes all of our debt, the Restructuring Support Agreement contemplates agreed-upon terms for a pre-arranged financial restructuring Plan that leaves unimpaired all holders of secured debt and subsidiary debt. Among other things, the Restructuring Support Agreement provides that holders of our secured debt will be entitled to receive cash interest payments and to have the principal amount of their indebtedness repaid or reinstated upon emergence and that holders of secured and unsecured debt of our subsidiaries will be entitled to receive cash interest payments and to have the principal amount of their indebtedness reinstated upon emergence.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property.

For information related to the court approved and confirmed plan of reorganization, the Chapter 11 Cases, the Plan and the DIP Financing, refer to Note 3.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The activity in our long-term debt is summarized as follows:

		For the three months ended March 31, 2021
		Principal			Interest Rate at
	January 1,	Payments	New	March 31,	March 31,
($ in millions)	2021	and Retirements	Borrowings	2021	2021*

Secured debt issued by Frontier	$4,964	$-	$-	$4,964	5.75%
Unsecured debt issued by Frontier	10,949	-	-	10,949	9.19%
Secured debt issued by subsidiaries	106	-	-	106	8.37%
Unsecured debt issued by subsidiaries	750	-	-	750	6.90%
Debt prior to reclassification to
liabilities subject to compromise	$16,769	$-	$-	$16,769	8.07%

Less: Debt Issuance Costs	-			-
Less: Debt Discount	(39)			(38)
Debt, less unamortized debt
issuance costs and discounts	16,730			16,731
Less: Current Portion	(5,781)			(5,782)
Less: Debt subject to compromise	(10,949)			(10,949)
Total Long-term debt	$-			$-

* Interest rate includes amortization of debt issuance costs and debt discounts. The interest rates at March 31, 2021 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Additional information regarding our secured and unsecured long-term debt as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
DIP-to-Exit term loan due 10/8/2027	$1,250	5.750% (Variable)	$1,250	5.750% (Variable)
DIP-to-Exit First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
DIP-to-Exit First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
DIP-to-Exit Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
IDRB due 5/1/2030	14	6.200%	14	6.200%
Secured debt issued by Frontier	4,964		4,964

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	172	8.500%	172	8.500%
Senior notes due 9/15/2020	55	8.875%	55	8.875%
Senior notes due 7/1/2021	89	9.250%	89	9.250%
Senior notes due 9/15/2021	220	6.250%	220	6.250%
Senior notes due 4/15/2022	500	8.750%	500	8.750%
Senior notes due 9/15/2022	2,188	10.500%	2,188	10.500%
Senior notes due 1/15/2023	850	7.125%	850	7.125%
Senior notes due 4/15/2024	750	7.625%	750	7.625%
Senior notes due 1/15/2025	775	6.875%	775	6.875%
Senior notes due 9/15/2025	3,600	11.000%	3,600	11.000%
Debentures due 11/1/2025	138	7.000%	138	7.000%
Debentures due 8/15/2026	2	6.800%	2	6.800%
Senior notes due 1/15/2027	346	7.875%	346	7.875%
Senior notes due 8/15/2031	945	9.000%	945	9.000%
Debentures due 10/1/2034	1	7.680%	1	7.680%
Debentures due 7/1/2035	125	7.450%	125	7.450%
Debentures due 10/1/2046	193	7.050%	193	7.050%
Unsecured debt issued by Frontier	10,949		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	6	6.154%	6	6.154%
Secured debt issued by subsidiaries	106		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to
liabilities subject to compromise	16,769	8.188% (1)	16,769	8.188% (1)
Less: debt subject to compromise	(10,949)		(10,949)
Total debt	$5,820	5.944% (1)	$5,820	5.944% (1)

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

DIP Financing

On August 28, 2020, the Company Parties filed the DIP Financing Motion with the Bankruptcy Court to approve the DIP Financing. On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower, GS Bank, as administrative agent and collateral agent, and each lender and issuing bank from time to time party thereto.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is 4 years after the conversion date. The determination of interest rates for the Exit Revolving Facility is based on margins over the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 3.500% (or 2.500% for alternate base rate loans).

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a $500 million DIP Term Loan Facility, pursuant to the credit agreement, dated as of October 8, 2020 (the DIP to Exit Term Credit Agreement), by and among Frontier, as the borrower, JPM, as administrative agent and collateral agent and each lender from time to time party thereto. On November 25, 2020, Frontier entered into an incremental facility amendment No. 1 to the DIP to Exit Term Credit Agreement, which provides for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility). On April 14, 2021, the Company entered into a Refinancing and Incremental Facility Amendment No. 2 (the “Refinancing and Incremental Amendment”). Pursuant to the Refinancing and Incremental Amendment, JPM agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the “New Incremental Commitment” and the loans borrowed thereunder, the “New Incremental Term Loans”). See Note 19.

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that if the conversion date has occurred, the maturity date shall be the seventh anniversary of the closing date.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. Pursuant to the Refinancing and Incremental Amendment, the interest rate with respect to any LIBOR loan is 3.75% or 2.75% for alternate base rate loans, with a 0.75% LIBOR floor. See Note 19.

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

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $1,250 million. On April 14, 2021, the Company entered into a Refinancing and Incremental Facility Amendment No. 2 (the “Refinancing and Incremental Amendment”), providing for an incremental exit term loan facility in an aggregate principal amount of $225 million. Refer to Note 19 for more details related to this amendment.

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

In the event of a change of control triggering event, each holder of First Lien Notes due October 2027 will have the right to require Frontier to purchase the notes at a purchase price equal to 101% of the principal amount of the First Lien Notes due October 2027, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

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

New Second Lien Notes

On November 25, 2020, Frontier issued $1,000 million aggregate principal amount of the New Second Lien Notes, which mature on May 1, 2029 and bear interest at a rate of 6.750% per annum. Interest is payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing May 1, 2021.

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

Existing Debt Issuances and Reductions

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

Repaid JP Morgan Credit Facilities

Frontier had an amended and restated credit agreement with JPM, as administrative agent, and the lenders party thereto, which provided for a $1,625 million senior secured Term Loan A facility (the Term Loan A), a $1,740 million Term Loan B, and the Revolver. As noted above all outstanding amounts remaining drawn under the Revolver and Term Loan B were fully repaid using cash on hand and the proceeds from the November 25, 2020 debt refinancing, and all outstanding amounts remaining drawn under Term Loan A were fully repaid using the proceeds from the offering of the Original First Lien Notes.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(11) Restructuring Costs and Other Charges:

As of March 31, 2021, restructuring related liabilities of $3 million pertaining to employee separation charges are included in “Other current liabilities” in our consolidated balance sheet.

During the three-month period ended March 31, 2021, we incurred $2 million in expenses consisting of severance and employee costs resulting from workforce reductions.

During the three-month period ended March 31, 2020, we incurred $48 million in expenses consisting of $8 million directly associated with transformation initiatives, $2 million of severance and employee costs resulting from workforce reductions, and $38 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

Effective with the Petition date, these other charges consisting of consulting and advisory costs incurred are recorded in Reorganization items, net in the consolidated statement of operations.

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2021	$2
Severance expense	2
Cash payments during the period	(1)
Balance at March 31, 2021	$3

(10)

(12) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	For the three months ended
	March 31,

($ in millions)	2021	2020

Interest and dividend income	$-	$2
Pension and OPEB benefit	1	1
All other, net	1	2
Total investment and other income, net	$2	$5

Pension and OPEB credit (cost) consists of interest costs, expected return on plan assets, amortization of prior service costs (credit) and amortization of unrecognized (gain) loss.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	For the three months ended
	March 31,

	2021	2020

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal income
tax expense (benefit)	8.7	(1.2)
Changes in certain deferred tax balances	60.9	0.6
Interest expense deduction	(36.7)	-
Restructuring cost	5.1	(3.4)
Loss on disposal of Northwest Operations	-	(2.4)
Tax reserve adjustment	-	(2.5)
Shared-based payments	-	(0.7)
Federal research and development tax credit	-	0.6
All other, net	0.2	(0.9)
Effective tax rate	59.2%	11.1%

Under ASC 740 – 270, income tax expense for interim periods is based on an annual effective tax rate for the full year with the exclusion of the discrete items. However, in a period when the Company is expecting marginal ordinary income (or loss) and relatively significant permanent differences, the actual effective tax rate for the year-to-date period may be used as an exception. The actual year-to date effective tax rate method was used by the Company in the first quarter of 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. As part of the CARES Act, employers were allowed to defer payment of the employer’s share of the Social Security tax that they otherwise were responsible for paying on wages. The deferral applied to affected taxes that were normally required to be paid from March 27, 2020, through December 31, 2020. These deferred taxes must be paid in equal amounts in 2021 and 2022. As of March 31, 2021, Frontier has deferred the payments of approximately $60 million in such taxes.

As of March 31, 2021, and December 31, 2020, amounts pertaining to expected income tax refunds of $13 million are included in “Income taxes and other current assets” in the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the first quarter of 2021, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $138 million ($125 million net of federal benefit) has been recorded for the three months ended March 31, 2021, related to these deferred tax assets and reflected in “Changes in certain deferred tax balances.”

As described more fully in Note 1 and Note 3, the Company expects to emerge from bankruptcy on April 30, 2021, at which time it will consummate a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilize substantially all of the Company’s NOLs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(14) Net Earnings (Loss) Per Share:

The reconciliation of the net earnings (loss) per share calculation is as follows:

	For the three months ended
	March 31,

($ in millions and shares in thousands, except per share amounts)	2021	2020

Net income (loss) used for basic and diluted earnings (loss)
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$60	$(186)
Effect of loss related to dilutive stock units	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$60	$(186)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	104,786	105,060
Less: Weighted average unvested restricted stock awards	(230)	(697)
Total weighted average shares outstanding - basic	104,556	104,363

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.57	$(1.78)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	104,556	104,363
Effect of dilutive stock units	340	-
Total weighted average shares outstanding - diluted	104,896	104,363

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.57	$(1.78)

In calculating diluted net loss per common share for the three months ended March 31, 2020, the effect of all common stock equivalents was excluded from the computation as the effect would have been antidilutive.

Stock Options

For the three months ended March 31, 2021 there were no outstanding stock options. As of March 31, 2020, previously granted options to purchase 1,344 shares issuable under employee compensation plans were excluded from the computation of diluted earnings (loss) per share (EPS) for those periods because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be antidilutive. These options expired on July 6, 2020.

Stock Units

At each of March 31, 2021 and March 31, 2020, we had 339,544 stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan. These securities have not been included in the diluted EPS calculation for the three months ended March 31, 2020 because their inclusion would have an antidilutive effect.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(15) Stock Plans:

At March 31, 2021, we have four stock-based compensation plans under which grants were made and awards remained outstanding. No further awards may be granted under three of the plans: the 2013 Equity Incentive Plan (the 2013 EIP), the Deferred Fee Plan and the Directors’ Equity Plan. At March 31, 2021, there were approximately 5,667,000 shares authorized for grant and approximately 3,754,000 shares available for grant under the 2017 Equity Incentive Plan (the 2017 EIP, together with the 2013 EIP, the EIPs).

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock granted under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2021	304	$6.78	$-
Restricted stock granted	-	$-	$-
Restricted stock vested	(41)	$8.23	$-
Restricted stock forfeited	(109)	$8.23
Balance at March 31, 2021	154	$5.38	$-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2021 was less than $1 million, and the weighted average vesting period over which this cost is expected to be recognized is less than 1 year.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(16) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2021 (1)	$(699)	$(56)	$(755)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net income	14	(3)	11
Net current-period other comprehensive
income (loss)	14	(3)	11
Balance at March 31, 2021 (1)	$(685)	$(59)	$(744)

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2020 (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	1	-	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	90	(5)	85
Net current-period other comprehensive
income (loss)	91	(5)	86
Balance at March 31, 2020 (1)	$(593)	$29	$(564)

(1)Pension and OPEB amounts are net of tax of $234 million and $204 million as of January 1, 2021 and 2020, respectively and $230 million and $176 million as of March 31, 2021 and 2020, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)			Affected Line Item in
	For the three months ended		the Statement Where
Details about Accumulated Other	March 31,		Net Income (Loss)
Comprehensive Loss Components	2021	2020	is Presented
Amortization of Pension Cost Items (2)
Actuarial gains (losses)	$(18)	$(17)
Pension settlement costs	-	(103)
	(18)	(120)	Income (Loss) before income taxes
Tax impact	4	30	Income tax benefit
	$(14)	$(90)	Net income (loss)

Amortization of OPEB Cost Items (2)
Prior-service costs	$7	$8
Actuarial gains (losses)	(3)	(2)
	4	6	Income (Loss) before income taxes
Tax impact	(1)	(1)	Income tax benefit
	$3	$5	Net income (loss)

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

(DEBTOR-IN-POSSESSION)

(Unaudited)

(17) Retirement Plans:

The following tables provide the components of total pension and postretirement benefit cost:

	Pension Benefits
	For the three months ended
	March 31,

($ in millions)	2021	2020

Components of total pension benefit cost
Service cost	$24	$25
Interest cost on projected benefit obligation	23	30
Expected return on plan assets	(45)	(50)
Amortization of unrecognized loss	18	17
Net periodic pension benefit cost	20	22
Pension settlement costs	-	103
Total pension benefit cost	$20	$125

	Postretirement Benefits
	For the three months ended
	March 31,

($ in millions)	2021	2020

Components of net periodic postretirement benefit cost
Service cost	$5	$5
Interest cost on projected benefit obligation	7	8
Amortization of prior service cost (credit)	(7)	(8)
Amortization of unrecognized (gain) loss	3	2
Net periodic postretirement benefit cost	$8	$7

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” in the consolidated statement of operations.

The value of our pension plan assets decreased $23 million from $2,507 million at December 31, 2020 to $2,484 million at March 31, 2021. This decrease primarily resulted from benefit payments to participants of $19 million and plan expenses of $5 million, partially offset by investment returns of $1 million.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During the three months ended March 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $310 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $103 million during the three months ended March 31, 2020. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with a corresponding offset to accumulated other comprehensive loss in stockholders’ equity.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

During the first three months of 2021 and 2020, we capitalized $6 million and $7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

On December 31, 2020, a $27 million contribution was made for the 2019 plan year. The remaining required 2020 plan year contributions were further delayed past the January 4, 2021 deadline (approximately $120 million including additional interest to January 4, 2021). As Frontier has applied for a waiver of delayed contributions per minimum funding standard regulations under Section 412(c) of the Internal Revenue Code and Section 302(c) of the Employee Retirement Income Security Act of 1974. This waiver would delay payments of the 2020 plan year by spreading the 2020 plan year contributions, determined as of January 1, 2020, over the five subsequent plan years.

In March 2021, Congress passed the American Rescue Plan Act, or ARPA, which includes pension funding relief for plan sponsors.  ARPA provides for 1) a shortfall amortization period change from 7 to 15 years with a fresh start for the existing shortfall, with an option to commence in this in the 2019 plan year and 2) interest rate stabilization, with an option to commence in this in the 2020 plan year.

Assuming the pension waiver described above is finalized and incorporating the ARPA pension relief provisions, our pension plan contributions in the fiscal year 2021 are estimated to be $95 million. There were no contributions made during the first three months of 2021.

(18) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within Frontier’s footprint. The CAF II program ends and the Company must complete the CAF II deployment by December 31, 2021.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit capable broadband over a fiber-to-the-premises network to approximately 127,000 locations across eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to these locations by December 31, 2027, with interim target milestones over this period. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion. Beginning in 2022, Frontier will be required to issue letters of credit to the FCC as a condition for amounts awarded.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended (the Securities Act), in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim. Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the initial stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

In addition, we are party to various legal proceedings (including individual actions, class and putative class actions, and governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, intellectual property, including, trademark, copyright, and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Litigation is subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

As part of the sale of the Northwest Operations, Frontier indemnified the purchaser for customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties included in the purchase agreement. While Frontier intends to comply with its obligations under the purchase agreement, we could be obligated to make payments pursuant to these provisions in the future. The amounts in escrow will be reviewed and unclaimed amounts released after one year from the completion of the sale. See Note 8 for additional details on the divestiture of our Northwest Operations.

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

(19) Subsequent Events:

Refinancing and Incremental Amendment

On April 14, 2021, the Company entered into a Refinancing and Incremental Facility Amendment No. 2 (the “Refinancing and Incremental Amendment”), providing for an amendment to the DIP to Exit Term Credit Agreement, pursuant to which the DIP Term Loan Facility (and the exit term loan facility into which it will convert upon the Company Parties’ emergence from the Chapter 11 Cases) was repriced, effective on April 14, 2021. The determination of interest rates is based on margins over the alternate base rate or over LIBOR, at the Company's election. Prior to the Refinancing and Incremental Amendment, the interest rate margin was 4.75% for LIBOR loans or 3.75% for alternate base rate loans, with a 1.00% LIBOR floor. Pursuant to the Refinancing and Incremental Amendment, the interest rate margin is 3.75% for LIBOR loans or 2.75% for alternate base rate loans, with a 0.75% LIBOR floor.

Pursuant to the Refinancing and Incremental Amendment, JPM also agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the New Incremental Commitment and the loans borrowed thereunder, the New Incremental Term Loans). As previously disclosed, the Company and certain of its subsidiaries had previously entered into a commitment letter with certain existing noteholders and/or their

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

affiliates (the Original Commitment Parties) pursuant to which, and subject to the satisfaction of certain conditions, including the Company Parties’ emergence from the Chapter 11 Cases, the Original Commitment Parties agreed to provide the Company with an incremental term loan facility in an aggregate principal amount of $225 million (the Original Incremental Commitment). The New Incremental Commitment will be used in place of the Original Incremental Commitment, which was terminated on April 14, 2021. The New Incremental Term Loans are expected to be fungible with, and on the same terms as, the Company’s existing term loans under the DIP to Exit Credit Agreement and have the same CUSIP numbers and other identifiers. Refer to Note 10, for details related to the DIP Term Loan Facility. At emergence our Exit term loan facility will have an aggregate principal amount of $1,475 million consisting of our converted DIP Term Loan Facility and the New Incremental Term Loan.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

•our RDOF application approval by the FCC and our ability to meet the applicable RDOF obligations and the risk of penalties or requirements to return certain RDOF funds;

•our ability to comply with the obligations agreed to by the Company or imposed on the Company by regulatory authorities related to the approval to emerge from Chapter 11;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

•potential adverse impacts of the COVID-19 pandemic on our business and operations, including potential disruptions to the work of our employees arising from health and safety measures such as social distancing and working remotely, our ability to effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors as well as their abilities to perform under current or proposed arrangements with us, and stress on our supply chain; and

•trading price and volatility of our common stock, risks related to the delisting of our common stock from the Nasdaq Global Select Market and the cancellation of the Company’s common stock as contemplated by the Plan.

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

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Frontier Communications Corporation (Frontier or the Company, and as it may be reorganized pursuant to the Plan, Reorganized Frontier) is a provider of communications services in the United States, with approximately 3.6 million customers, 3.1 million broadband subscribers and 16,200 employees, operating in 25 states as of March 31, 2021. We offer a broad portfolio of communications services for consumer and commercial customers. These services which include data and internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

Q1 2021 Results

During the first quarter of 2021, Frontier reported operating income of $259 million and net income of $60 million. This compares to operating income of $272 million and a net loss of $186 million reported in the first quarter of 2020. We have continued to experience net losses in customers, which have contributed to lower revenues and lower profitability. Our results in the first quarter of 2021 reflect $25 million of reorganization charges. Contractual interest attributable to our unsecured noteholders of $252 million was not recorded, as we do not expect those amounts to be paid. Our results for the first quarter of 2020 included a pension settlement costs of $103 million, $48 million of restructuring costs, and loss on disposal of $24 million.

The company anticipates emerging from Chapter 11 on April 30, 2021 and eliminating approximately $11 billion in debt through the restructuring process. With an improved capital structure and stable liquidity position, the Company has been able to demonstrate that it will be able continue as a going concern upon emergence. See Note 3 for more information.

Recent Developments

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

•Significantly improve Frontier’s capital structure and reduce outstanding debt by approximately $11 billion through the restructuring process.

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

Upon emergence from bankruptcy, we expect to adopt fresh start accounting in accordance with ASC 852, Reorganizations. Under fresh start accounting rules, upon the Effective Date of the Plan (each as defined herein), our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero, which we expect will result in material adjustments to the recorded value of certain of our assets and liabilities. As a result, we may incur higher depreciation and amortization expense following the Effective Date. In addition, we may adopt accounting policy changes as part of fresh start accounting and such policies could result in material changes to our financial reporting and results. The actual impact of the application of fresh start accounting and any such accounting policy changes will be determined by management upon and following the Effective Date. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, we expect that our financial condition and results of operations following the emergence from Chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

April 2021 Refinancing and Incremental Term Loan

On April 14, 2021, the Company entered into a Refinancing and Incremental Facility Amendment No. 2 (the Refinancing and Incremental Amendment), providing for an amendment to the DIP to Exit Term Credit Agreement, pursuant to which the DIP Term Loan Facility (and the exit term loan facility into which it will convert upon the Company Parties’ emergence from the Chapter 11 Cases) was repriced. Pursuant to the Refinancing and Incremental Amendment, JPM also agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the New Incremental Commitment and the loans borrowed thereunder, the New Incremental Term Loans). Refer to Note 19 for additional information related to the Refinancing and Incremental Facility Amendment.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for that follows relates only to the Remaining Properties for the three months ended March 31, 2021 and 2020.

Customer counts, ARPC, and Consumer Customer Churn

	As of or for the three months ended
	March 31, 2021	March 31, 2020%
	Consolidated	Consolidated	Northwest	Remaining	Remaining
	Frontier	Frontier	Ops	Properties	Properties
Customers (in thousands)	3,553	4,063	N/A	N/A	N/A

Consumer customer metrics
Customers (in thousands)	3,234	3,703	330	3,373	-4%
Net customer additions (losses)	(30)	(44)	(5)	(39)	-23%
Average monthly consumer
revenue per customer	$ 86.60	$ 86.93	$ 77.22	$ 87.88	-1%
Customer monthly churn	1.45%	1.81%	1.52%	1.84%	-21%

Commercial customer metrics
Customers (in thousands)	319	360	N/A	N/A	N/A

Broadband subscriber metrics
Broadband subscribers (in thousands)	3,052	3,480	297	3,183	-4%
Net subscriber additions (losses)	(17)	(33)	(5)	(28)	-39%

Video (excl. DISH) subscriber metrics
Video subscribers (in thousands)	453	621	27	594	-24%
Net subscriber additions (losses)	(32)	(39)	(2)	(37)	-14%

DISH subscriber metrics
DISH subscribers (in thousands)	129	165	16	149	-13%
Net subscriber additions (losses)	(5)	(8)	(1)	(7)	-29%

Employees	16,201	17,437	950	16,487	-2%

Consumer Customers

For the three months ended March 31, 2021, Frontier lost 30,000, or 1%, of our consumer customers compared to 39,000, or 1% for the three months ended March 31, 2020. This includes net losses of our consumer broadband subscribers of approximately 11,000, or less than 1%. This loss was driven by a reduction in our copper broadband customers of 22,000, or a 2% decrease, offset by net additions of fiber broadband customers of 11,000, or a 1% increase. Additionally, we lost 7% and 3% of our consumer video and consumer voice customers, respectively, during the 3 months ended March 31, 2021. These trends are indicative of the shift in the Company’s strategy to focus primarily on increasing our fiber footprint and away from the acquisition of high cost video customers and packaging voice and video services with our broadband offerings. As of March 31, 2021, the continued trend of decreased bundling of our services resulted in 48% of our consumer broadband customers also subscribed to at least one other service offering, a decrease from both 54% as of March 31, 2020 and 50% as of December 31, 2020.

Our average monthly consumer customer churn was 1.45% for the three months ended March 31, 2021 compared to 1.84% for three months ended March 31, 2020. The reduction in customer churn was primarily driven by internal initiatives to increase customer retention, and the impact of COVID-19. The average monthly consumer revenue per customer (consumer ARPC) decreased by $1.28 or 1% to $86.60 during the three months ended March 31, 2021 compared to the prior year period. The overall decrease in consumer ARPC is primarily a result of decreased linear

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

video services along with decreased consumer voice services, slightly offset by increased fiber data and data equipment revenues.

Financial Results

	For the three months ended March 31,
	2021	2020			% Change
	Consolidated	Consolidated	Northwest	Remaining	Consolidated	Remaining
	Frontier	Frontier	Ops (1)	Properties	Frontier	Properties

Data and Internet services	$842	$932	$77	$855	-10%	-2%
Voice services	487	572	43	529	-15%	-8%
Video services	169	222	10	212	-24%	-20%
Other	95	117	9	108	-19%	-12%
Revenue from contracts
with customers	1,593	1,843	139	1,704	-14%	-7%
Subsidy and other revenue	83	90	6	84	-8%	-1%
Revenue	1,676	1,933	145	1,788	-13%	-6%

Operating expenses (2):
Network access
expenses	198	286	10	276	-31%	-28%
Network related
expenses	422	444	19	425	-5%	-1%
Selling, general and
administrative
expenses	408	444	19	425	-8%	-4%
Depreciation and
amortization	387	415	-	415	-7%	-7%
Loss on disposal of
Northwest Operations	-	24	-	24	-100%	-100%
Restructuring costs and
other charges	2	48	-	48	-96%	-96%
Total operating expenses	$1,417	$1,661	$48	$1,613	-15%	-12%

Operating income (loss)	259	272	97	175	-5%	48%

Consumer	844	971	77	894	-13%	-6%
Commercial	749	872	62	810	-14%	-8%
Revenue from contracts
with customers	1,593	1,843	139	1,704	-14%	-7%
Subsidy and other revenue	83	90	6	84	-8%	-1%
Total revenue	$1,676	$1,933	$145	$1,788	-13%	-6%

(1)Amounts represent the financial results of the Northwest Operations for the three months ended March 31, 2020.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

REVENUE

Revenue for our consumer and commercial customers was as follows:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Consumer	$844	$894	$(50)	(6)%
Commercial	749	810	(61)	(8)%
Revenue from contracts with customers (1)	1,593	1,704	(111)	(7)%
Subsidy and other revenue	83	84	(1)	(1)%
Total revenue	$1,676	$1,788	$(112)	(6)%

(1)Amounts include approximately $16 million and $17 million of lease revenue for each of the three months ended March 31, 2021 and 2020, respectively.

We provide service and product options in our consumer and commercial offerings in each of our markets.

We generate revenues primarily through either a monthly recurring fee or a fee based on usage, and revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for uncollectible amounts.

For the three months ended March 31, 2021, decreased consumer revenues were primarily driven by the 4% decline in consumer customers when compared to March 31, 2020, combined with decreased ARPC (as described above) resulting in reduced revenues for consumer voice services, video services, and to a lesser extent, data and internet services.

Decreases in commercial revenues for the three months ended March 31, 2021 were primarily driven by reductions in wholesale revenues of 6%, which comprised approximately 53% of our commercial revenues. The decline in wholesale revenues were primarily a result of rate declines for our network access services as a result of more collaborative approach we are undertaking with our carrier clients, which we expect will lead to more sustainable service revenues. Our small and medium business and larger enterprise (SME) revenues, decreased 9%, for the three months ended March 31, 2021, primarily as a result of a decline in small business customers as compared to March 31, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Revenue by product and service type was as follows:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Data and Internet services	$842	$855	$(13)	(2)%
Voice services	487	529	(42)	(8)%
Video services	169	212	(43)	(20)%
Other	95	108	(13)	(12)%
Revenue from contracts with customers (1)	1,593	1,704	(111)	(7)%
Subsidy and other revenue	83	84	(1)	(1)%
Total revenue	$1,676	$1,788	$(112)	(6)%

(1)Amounts include approximately $16 million and $17 million of lease revenue for the three months ended March 31, 2021 and 2020, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Broadband and data services revenues comprised 63% or $527 million of total Data and internet services revenue, while network access revenues comprised 37% or $315 million. Network access revenues include our data transmission services to high volume commercial customers and other carriers with dedicated high capacity circuits including services to wireless providers (wireless backhaul).

For the three months ended March 31, 2021, Data and Internet services revenue decreased by 2% primarily due to decreased network access revenues, offset by increased broadband and data services revenue. Network access revenues declined 8%, compared to the same period in 2020. This decrease was due to an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits. Broadband and data services revenue (which represents all data and internet service revenue other than our Network access service revenue) increased by 2% compared to the corresponding period in 2020. The increase was primarily driven by management initiatives to increase our broadband customer base.

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and commercial customers. Voice services also include the long-distance voice origination and termination services that we provide to our commercial customers and other carriers.

For the three months ended March 31, 2021 decreased voice services revenue was primarily due to a net loss in consumer customers and a net loss in commercial customers combined with a reduction in voice services being bundled with broadband services.

Video Services

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, and through Dish satellite TV services.

For the three months ended March 31, 2021 decreased video services revenue was primarily driven by a 24% net loss in linear video customers, when compared to the prior year period, partially offset by price increases.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

The decrease in other revenue for the three months ended March 31, 2021 was primarily driven by a reduction in late payment fees, early termination fees and reconnect fees in 2021 as compared to the prior year period.

Subsidy and other revenue

Subsidy and other revenue, was relatively flat as compared to the first quarter of 2021.

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Network access expenses	$198	$276	$(78)	(28)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses. For the three months ended March 31, 2021, the decrease in network access expense was driven by lower video content costs as a result of a decline in video customers and non-renewal of certain content agreements as well as decreased CPE costs.

NETWORK RELATED EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Network related expenses	$422	$425	$(3)	(1)%

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network. For the three months ended March 31, 2021, Network related expenses were relatively flat.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$408	$425	$(17)	(4)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses. For the three months ended March 31, 2021, the decrease in SG&A expenses was driven by reduced property taxes and a decrease in certain executive benefits.

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,
($ in millions)	2021	2020

Total pension/OPEB
service costs	$29	$30
Less: costs capitalized into
capital expenditures	(6)	(7)
Net pension/OPEB costs	$23	$23

DEPRECIATION AND AMORTIZATION EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Depreciation expense	$308	$316	$(8)	(3)%
Amortization expense	79	99	(20)	(20)%
Depreciation and
Amortization expense	$387	$415	$(28)	(7)%

The decrease in depreciation expense for the three months ended March 31, 2021 was primarily driven by lower asset bases, refer to Note 6.

The decrease in amortization expense for the three months ended March 31, 2021 was primarily driven by the accelerated method of amortization related to customer bases acquired in 2010, 2014, and 2016.

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

During the three months ended March 31, 2020, Frontier recorded a loss on disposal of $24 million associated with the sale of the Northwest Operations. There was no additional loss on disposal recorded during the first quarter of 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

RESTRUCTURING COSTS AND OTHER CHARGES

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Restructuring costs and
other charges	$2	$48	$(46)	(96)%

Restructuring costs and other charges consist of expenses related to changes in the composition of our business, including workforce reductions, transformation initiatives, other restructuring expenses, and corresponding changes to retirement plans resulting from a voluntary severance program.

During the three months ended March 31, 2021, we incurred $2 million in expenses consisting of severance and employee costs resulting from workforce reductions.

For the three months ended March 31, 2020, the $48 million of restructuring costs and other charges were comprised of $8 million in costs related to transformation initiatives, $2 million in severance expense, and $38 million in consulting and advisory costs related to our balance sheet restructuring activities, respectively.

Following the filing of the Chapter 11 Cases, Frontier recorded all consulting and advisory costs related to our balance sheet restructuring activities outside of operating income in “Reorganization Items, net”.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Investment and other income, net	$2	$5	$(3)	(60)%
Pension settlement costs	$-	$(103)	$103	(100)%
Reorganization items, net	$(25)	$-	$(25)	100%
Interest expense	$(89)	$(383)	$294	(77)%
Income tax expense (benefit)	$87	$(23)	$110	NM

NM - Not meaningful

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Investment and other income, net

Investment and other income, net for the three months ended March 31, 2021 and 2020 included $1 million of non-operating pension and OPEB income.

Pension settlement

During the three months ended March 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $310 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $103 million for the three months ended March 31, 2020.

Reorganization items, net

The Company has incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. During the three months ended March 31, 2021, Frontier incurred $25 million in reorganization costs associated with the restructuring of our balance sheet.

Interest expense

For the three months ended March 31, 2021 interest expense decreased $294 million, or 77%, as compared to the same period in 2020. Beginning on the Petition Date, we ceased recording interest expense for our unsecured debt. The contractual interest is $252 million higher than what we have recorded for our debt obligations for the three months ended March 31, 2021.

Income tax benefit

For three months ended March 31, 2021, Frontier recorded income tax expense of $87 million on pre-tax income of $147 million. The tax expense was driven primarily by the tax impact of pre-tax income and increases in valuation allowances on federal and state NOL carryovers, partially offset by tax deductible post-petition interest expense. The effective tax rates on our pretax loss for the three months ended March 31, 2021 were 59.2% compared with 11.1% for the pretax loss for the three months ended March 31, 2020.

Basic and diluted net earnings (loss) attributable to Frontier common shareholders

Basic and diluted net earnings attributable to Frontier common shareholders for the first three months of 2021 was $60 million, or earnings of $0.57 per share, as compared to a net loss of $186 million, or a loss of $1.78 per share, in the first three months of 2020. For 2021, our net income was driven by increased profitability resulting from reduced interest expense as compared to prior year.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

(b) Liquidity and Capital Resources

Historically, our principal liquidity requirements have been to fund the costs of operations and expand our business, pay principal and interest obligations on our significant indebtedness and for capital expenditures to replace, upgrade, expand and improve our networks and infrastructure, and to integrate acquired businesses and to separate assets and systems for sale.

Analysis of Cash Flows

As of March 31, 2021, we had unrestricted cash and cash equivalents aggregating $2,107 million. For the three months ended March 31, 2021, we used cash flow from operations, cash on hand, and cash from prior year borrowings to principally fund all of our cash investing and financing activities, which were primarily capital expenditures.

As of March 31, 2021, we had a working capital deficit of $4,304 million compared to $4,486 million at December 31, 2020. The primary driver for the working capital deficit at March 31, 2021 was the acceleration of the maturities of our long-term debt that resulted from our filing of the Chapter 11 Cases.

Cash Flows from Operating Activities

Cash flows provided by operating activities increased $188 million to $665 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020. The overall increase in operating cash flows was the result of increased profitability. Net income increased $246 million compared to the first quarter loss recorded last year, partially offset by an unfavorable changes in working capital accounts.

We paid less than $1 million in net cash taxes during the three months ended March 31, 2021 and $1 million in net cash taxes during the three months ended March 31, 2020.

Cash Flows from Investing Activities

Cash flows used by investing activities increased $98 million to $380 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020. The primary driver of this increase was increased capital expenditures.

Capital Expenditures

For the three months ended March 31, 2021 and 2020, our capital expenditures were $384 million and $286 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. The driver for the increase in capital expenditure was increased spending for fiber upgrades our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network.

Cash Flows from Financing Activities

Cash flows used by financing activities decreased $6 million to $7 million for the three months ended March 31, 2021 as compared to 2020. The primary driver of this decreased principal payments of long-term debt.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Capital Resources

Historically, a substantial portion of our liquidity needs arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our primary sources of cash are cash flows from operations, cash on hand and proceeds from debt borrowings, including issuances of long-term debt and our $625 million undrawn borrowing capacity under the DIP Revolving Facility (as reduced by $90 million of Letters of Credit.) We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2021, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments due under the Plan, pay taxes and make other payments due under the Plan. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

Refer to “—Chapter 11 Cases and Other Related Matters” for more information on the terms of the Restructuring Support Agreement, the Chapter 11 Cases and the effects of both on our liquidity.

Term Loan, Revolving Credit Facilities, and Secured Notes

DIP Revolving Facility

On October 8, 2020, Frontier entered into the DIP Revolving Facility, pursuant to the senior secured superpriority debtor-in-possession credit agreement, dated as of October 8, 2020, by and among Frontier, as the borrower and a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Goldman Sachs Bank USA, as administrative agent, JPMorgan Chase Bank, N.A. (JPM), as collateral agent, and each lender and issuing bank from time to time party thereto.

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

Subject to customary exceptions and thresholds, the security package under the DIP Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities, substantially all of the unencumbered assets and properties (the DIP Collateral) of Frontier and Frontier Communications of Iowa, LLC, an Iowa limited liability company (Frontier Iowa), which such security interest in the DIP Collateral was granted solely pursuant to the DIP financing order issued by the Bankruptcy Court, which same assets also secure the New First Lien Notes. The DIP Revolving Facility is guaranteed by the same subsidiaries that guarantee the New First Lien Notes. After giving effect to $90 million of letters of credit formerly outstanding under the Revolver that were rolled into, replaced or otherwise accommodated for under the DIP Revolving Facility, the Company has $535 million of available borrowing capacity under the DIP Revolving Facility.

Upon the conversion date, subject to certain conditions, the DIP Revolving Facility shall convert into the Exit Revolving Facility with an aggregate principal amount of $625 million. The Exit Revolving Facility will be available on a revolving basis during the period commencing on the conversion date and ending on the date that is 4 years after the conversion date. The determination of interest rates for the Exit Revolving Facility is based on margins over

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

the alternate base rate or over LIBOR, at our election. The interest rate with respect to any LIBOR loan is 3.500% (or 2.500% for alternate base rate loans).

DIP Term Loan Facility

On October 8, 2020, Frontier entered into a credit agreement with JPM, as administrative agent and collateral agent and each lender from time to time party thereto (the DIP to Exit Term Credit Agreement). which provides for the $500 million Initial DIP Term Loan Facility. On November 25, 2020, Frontier entered into an incremental amendment to the DIP to Exit Term Credit Agreement, which provides for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the Incremental DIP Term Loan Facility and, together with the Initial DIP Term Loan Facility, the DIP Term Loan Facility).

The DIP Term Loan Facility has a maturity of the earlier of (x) the date that is twelve months after the closing date of the DIP Term Loan Facility and (y) the date of the substantial consummation of the Plan; provided that to the extent such substantial consummation has not occurred on or prior to the date referred to in the foregoing clause (x), primarily because any condition precedent set forth therein with respect to the procurement of regulatory approvals has not been satisfied (and other than any other conditions that by their nature can only be satisfied on the consummation date), the maturity date shall be extended by an additional six months; provided that the conversion date has occurred, the maturity date shall be the seventh anniversary of the closing date.

At our election, the determination of interest rates for the DIP Term Loan Facility are based on margins over the alternate base rate or over LIBOR. Pursuant to the Refinancing and Incremental Amendment (as defined herein), the interest rate with respect to any LIBOR loan is 3.75% or 2.75% for alternate base rate loans, with a 0.75% LIBOR floor.

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

Upon the conversion date, subject to certain conditions, the DIP Term Loan Facility shall convert into the Exit Term Loan Facility with an aggregate principal amount of $1,250 million. Pursuant to the Refinancing and Incremental Amendment, JPM also agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental $225 million exit term loan facility. For information on the Refinancing and Incremental Amendment to the DIP to Exit Term Credit Agreement, see “Subsequent Events Related to the Chapter 11 Cases.”

Terminated JP Morgan Credit Facilities

Frontier had a prepetition term loan facility and revolving credit facility with JPM, as administrative agent, and the lenders party thereto. As noted above, as of December 31, 2020 all outstanding amounts drawn under these facilities have been paid in full and the agreements have been terminated.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Letters of Credit Facility

Frontier has a Continuing Agreement for Standby Letters of Credit with Deutsche Bank AG New York Branch (the LC Agreement). Frontier also has capacity to issue letters of credit under the DIP Revolving Credit Facility up to the full facility amount. As of March 31, 2021, $49 million and $90 million of undrawn Standby Letters of Credit had been issued under the LC Agreement and DIP Revolving Credit Facility, respectively. Letters of credit under the LC Agreement are fully cash collateralized.

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

The notes were issued pursuant to an indenture, dated as of October 8, 2020 (the 2027 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPM, as collateral agent, and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

The First Lien Notes due May 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the 2028 First Lien Indenture), by and among Frontier, the guarantors party thereto, the grantor party thereto, JPM, as collateral agent, and Wilmington Trust, National Association, as trustee, and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act, at a purchase price equal to 100% of the principal amount thereof.

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

Shareholder Rights Plan

On July 1, 2019, the Board of Directors of Frontier Communications adopted a shareholder’s right plan (Rights Agreement) designed to protect the availability of the net operating loss carryforwards under the Internal Revenue Code (Code). The Rights Agreement was intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. The Rights Agreement will terminate upon emergence.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

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

On August 21, 2020, the Company Parties filed the Plan with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan. The Effective Date of the Plan will occur once all conditions precedent to the Plan have been satisfied. As previously announced, as of April 15, 2021, the Company had received PUC approvals or favorable determinations from all required states.

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

•to the extent the Original Second Lien Notes claims are reinstated under the Plan, the Takeback Debt will be third lien debt, provided that to the extent the Original Second Lien Notes claims are paid in full in cash during the pendency of the Chapter 11 Cases or under the Plan, the Company Parties and the Required Consenting Noteholders will agree on whether the Takeback Debt will be secured or unsecured, within three business days of the Company Parties’ delivery to the Consenting Noteholders of a term sheet for the financing to repay the Original Second Lien Notes in full in cash that contains terms and conditions reasonably acceptable to the Company Parties and the Required Consenting Noteholders;

•the Takeback Debt amount is subject to downward adjustment by the Consenting Noteholders holding at least sixty-six and two-thirds percent of the aggregate outstanding principal amount of senior notes that are held by all Consenting Noteholders; and

•all other terms including, without limitation, covenants and governance, shall be reasonably acceptable to the Company Parties and the Required Consenting Noteholders; provided that such terms shall not be more restrictive than those in the indenture for the Original Second Lien Notes.

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

•claims arising under, derived from, based on, or related to the Company’s $850 million Revolver shall be repaid on or before the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Revolver in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the JPM Credit Agreement shall be repaid on or before the Effective Date or reinstated on the Effective Date solely in the event that financing to repay such claims cannot be obtained, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of Frontier’s $1,740 million Term Loan B maturing on June 15, 2024 in full in cash (which shall include accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original First Lien Notes, issued pursuant to the indenture, dated as of March 15, 2019, by and among the Company, as issuer, the subsidiary guarantors party thereto, JPM, as collateral agent, and Wilmington Trust, National Association, as successor trustee shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate through the earlier of the Effective Date or repayment of the Original First Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

•claims arising under, derived from, based on, or related to the Original Second Lien Notes, issued pursuant to that certain indenture, dated as of March 19, 2018, by and among the Company, as issuer, the subsidiary guarantors party thereto, and Wilmington Savings Fund Society FSB, as successor trustee and successor collateral agent (the Original Second Lien Notes Trustee) shall be repaid on or before the Effective Date or reinstated on the Effective Date, including payment of interest payments calculated at the non-default contract rate as required through the earlier of the Effective Date or repayment of the Original Second Lien Notes in full in cash (which shall provide for the payment of accrued but unpaid postpetition interest);

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

(Unaudited)

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

•holders of secured claims (other than claims arising under, derived from, based on or related to the Revolver, the Term Loan B, the Original First Lien Notes, the Original Second Lien Notes, the Subsidiary Secured Notes, the Secured Tax Claims or DIP Facilities) shall receive, at the option of the applicable Company Party: (i) payment in full in cash, (ii) reinstatement; (iii) delivery of the collateral securing such claim; or (iv) such other treatment rendering such claim unimpaired;

•claims subject to subordination under section 510(b) of the Bankruptcy Code shall be cancelled, released, discharged, and extinguished;

•all intercompany claims and intercompany interests shall be either (a) reinstated or (b) cancelled on the Effective Date; and

•all equity securities in the Company shall be cancelled, released and extinguished on the Effective Date.

For more information on the repayment of the Revolver, the Original First Lien Notes, the Original Second Lien Notes and Term Loan B, see —Term Loan and Revolving Credit Facilities and New Secured Notes.

Secured Creditor Settlement

The Plan will effectuate the settlement, release, compromise, discharge, and other resolution of all outstanding claims, interests, and causes of action, including the Objection of the Ad Hoc First Lien Committee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 857], the Objection of the Original Second Lien Notes Trustee to the Debtors’ Third Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 858], and the Second Lien Committee’s Joinder to the Original Second Lien Notes Trustee’s Objection [Docket No. 860], as between the Company Parties, the ad hoc committee of certain unaffiliated holders of Term Loan B claims and Original First Lien Notes claims (the First Lien Committee) represented by Paul, Weiss, Rifkind, Wharton & Garrison LLP and PJT Partners LP, the Original Second Lien Notes Trustee, and the ad hoc committee of certain unaffiliated holders of Original Second Lien Notes claims represented by Quinn Emanuel Urquhart & Sullivan, LLP (the Second Lien Committee) (such settlement, the Secured Creditor Settlement). The Secured Creditor Settlement includes, among other terms and subject to certain conditions, the following key terms:

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

•holders of Term Loan B claims, Original First Lien Notes claims, and Original Second Lien Notes claims, and the First Lien Committee and Second Lien Committee, shall waive and forgo any and all “make-whole” claims and claims to default interest under the JPM Credit Agreement, the Original First Lien Notes indenture, and/or the Original Second Lien Notes indenture, as applicable;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

•holders of Revolver claims, Term Loan B claims, Original First Lien Notes claims (including the First Lien Committee), the applicable agents, and the Original First Lien Notes trustee shall be deemed to have waived any enforcement of any turnover or payment over rights under the Junior Lien Intercreditor and Subordination Agreement, dated as of March 19, 2018, against the Debtors, Original Second Lien Notes Trustee, or holders of Original Second Lien Notes claims with respect to certain obligations and amounts;

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

The Company and certain of its domestic subsidiaries entered into a Commitment Letter, dated August 13, 2020, with the Original Commitment Parties, which was amended and restated by that certain Amended and Restated Commitment Letter, dated August 28, 2020, with the Original Commitment Parties and JPM (collectively, the New Commitment Parties), pursuant to which, and subject to the satisfaction of certain customary conditions, including the approval of the Bankruptcy Court, GS Bank, JPM, DBNY, MSSF and CS committed to provide a portion of the $625 million DIP Revolving Facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a longer term revolving exit facility.

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

The Company and certain of its domestic subsidiaries also entered into that certain Engagement Letter, dated August 14, 2020, with GS Bank, which was amended and restated by that certain Amended and Restated Engagement

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Letter, dated August 28, 2020 with the New Commitment Parties, in connection with the DIP term loan facility, which, upon satisfaction of certain conditions, including the effectiveness of the Plan, would convert into a term loan exit facility.

On August 28, 2020, the Company Parties filed the DIP Financing Motion with the Bankruptcy Court to approve the DIP Financing. On September 17, 2020, the Bankruptcy Court entered the final order approving the DIP Financing Motion.

In connection with the DIP Financing, on October 8, 2020, the Company issued $1,150 million aggregate principal amount of the First Lien Notes due October 2027, and entered into the $625 million DIP Revolving Facility and the $500 million Initial DIP Term Loan Facility. The Company used the proceeds from the offering of the First Lien Notes due October 2027, together with the proceeds of the Initial DIP Term Loan Facility and cash on hand, to (i) repay in full our prepetition $1,650 million aggregate principal amount of the Original First Lien Notes and (ii) pay related interest, fees and expenses.

Also, in connection with the DIP Financing, on November 25, 2020, the Company issued $1,550 million aggregate principal amount of the First Lien Notes due May 2028 and $1,000 million aggregate principal amount of the New Second Lien Notes, and borrowed an incremental $750 million under the DIP Term Loan Facility. The Company used the proceeds from these issuances and the incremental term loan borrowing, together with cash on hand to (i) repay all outstanding borrowings under our Term Loan B, (ii) repay in full the $1,600 million aggregate principal amount of the Original Second Lien Notes, and (iii) pay related interest, fees and expenses incurred in connection therewith.

For information about events related to the DIP Financing, refer to “—Capital Resources”.

Regulatory Approvals

As set forth in the Plan and the Disclosure Statement, in order to implement the restructuring contemplated by the Plan, the Company Parties must satisfy several conditions after confirmation of the Plan but prior to emergence from Chapter 11. Among other things, the Company Parties must obtain requisite regulatory approvals, including FCC and required PUC approvals in certain states. The Company is also the subject of ongoing investigations and reviews, which may lead to the imposition of financial sanctions and/or operational restrictions.

As previously announced, as of April 15, 2021, the Company had received PUC approvals or favorable determinations from all required states. In connection with the approvals, the FCC and certain state PUCs imposed conditions on the approval of the Restructuring Transactions, including commitments to make significant capital and operational expenditures, deploy broadband facilities and improve services.

Effects of the Restructuring and the Chapter 11 Cases on Our Liquidity

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our the-outstanding obligations under the documents governing the JPM Credit Facilities, the Original First Lien Notes, the Original Second Lien Notes, our then-outstanding unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries. However, pursuant to the Bankruptcy Code and as described in “Part II. Other Information—Item 1. Legal Proceedings”, the filing of the Bankruptcy Petitions automatically stayed most actions against the Company Parties, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered events of default under our existing debt obligations, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, and subject to the terms of the DIP financing order providing for adequate protection payments to certain of our prepetition lenders, we are no longer required to pay interest on our indentures and credit facilities accruing on or after the Petition Date.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Additionally, in connection with the Chapter 11 Cases, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.

As set forth in the Plan, “Excess Cash” is the amount of estimated unrestricted balance sheet cash in excess of $150 million at the Effective Date, and includes net after-tax cash proceeds from the sale of the Northwest Operations (which amount to $1,129 million). As disclosed in the Debtors’ Plan Supplement, filed on March 1, 2021, the Debtors currently estimate $1,313 million of Excess Cash to be available as of the Effective Date. As set forth in the Plan, on the Effective Date, each of the Debtors’ senior noteholders shall receive, among other things, its Pro Rata share of and interest in the Debtors’ “Surplus Cash.” Under the Plan, the “Incremental Senior Notes Payments” will be made from Excess Cash, prior to the determination of, and distribution of, Surplus Cash.

Subsequent Events Related to the Chapter 11 Cases

Refinancing and Incremental Amendment

On April 14, 2021, the Company entered into a Refinancing and Incremental Facility Amendment No. 2 (the Refinancing and Incremental Amendment), providing for an amendment to the DIP to Exit Term Credit Agreement, pursuant to which the DIP Term Loan Facility (and the exit term loan facility into which it will convert upon the Company Parties’ emergence from the Chapter 11 Cases) was repriced, effective on April 14, 2021. At the Company’s election, the determination of interest rates is based on margins over the alternate base rate or over LIBOR. Prior to the Refinancing and Incremental Amendment, the interest rate with respect to any LIBOR loan was 4.75% or 3.75% for alternate base rate loans, with a 1.00% LIBOR floor. Pursuant to the Refinancing and Incremental Amendment, the interest rate with respect to any LIBOR loan is 3.75% or 2.75% for alternate base rate loans, with a 0.75% LIBOR floor.

Pursuant to the Refinancing and Incremental Amendment, JPM also agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the New Incremental Commitment and the loans borrowed thereunder, the New Incremental Term Loans). As previously disclosed, the Company and certain of its subsidiaries had previously entered into a commitment letter with certain existing noteholders and/or their affiliates (the Original Commitment Parties) pursuant to which, and subject to the satisfaction of certain conditions, including the Company Parties’ emergence from the Chapter 11 Cases, the Original Commitment Parties agreed to provide the Company with an incremental term loan facility in an aggregate principal amount of $225 million (the Original Incremental Commitment). The New Incremental Commitment will be used in place of the Original Incremental Commitment, which was terminated on April 14, 2021. The New Incremental Term Loans are expected to be fungible with, and on the same terms as, the Company’s existing term loans under the DIP to Exit Credit Agreement and have the same CUSIP numbers and other identifiers.

Other Information Related to the Restructuring

Consistent with the company’s expected emergence from bankruptcy on April 30, 2021, the Company will consummate a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilize substantially all of the Company’s NOLs.

See Note 3 of the Notes to Consolidated Financial Statements for more information on the Restructuring. See Note 10 for further detail of our debt obligations as of and for the year ended December 31, 2020.

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

Future Commitments

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2021, to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Regulatory Developments

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support and in return the Company is committed to make broadband available to approximately 774,000 locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. The CAF II funding runs through and the Company must complete the CAF II deployment by December 31, 2021.

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

Privacy-related legislation has been considered in a number of states. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that, effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. It is unclear the degree to which federal legislative or regulatory action may impact privacy issues.

On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules California’s network neutrality provisions have gone into effect. It is unclear whether pending or future appeals or regulatory challenges will have any impact on federal or state net neutrality provisions.

On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed (i) not to terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open its Wi-Fi hotspots to any American who needs them. The Keep Americans Connected Pledge expired on June 30, 2020; however, state and federal governments continue to ask companies to aid in pandemic response. A number of the states we operate in have issued executive orders prohibiting the disconnection of services for customers for the length of the state of emergency and/or otherwise restrict the assessment of late fees during the pandemic. While certain customers have taken advantage of COVID-19 related relief programs, as of March 31, 2021, very few had past due balances beyond the point of normal disconnection. Given the unprecedented and evolving nature of the pandemic and the evolving response of multiple levels of government, the impact of potential changes on the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

Company are not fully known at this time.

The Federal government has undertaken a number of measures to address the ongoing impacts of the COVID-19 pandemic and to facilitate enhanced access to high speed broadband. As part of the Consolidated Appropriations Act of 2021 passed in December 2020, Congress provided $3.2 billion in funding to help support access to broadband services. In furtherance of this objective, the Federal Communications Commission created the Emergency Broadband Benefit to provide an up to $50 (up to $75 on tribal lands) monthly benefit for qualifying low-income consumers to purchase broadband. Frontier is currently evaluating its participation in the program. In March 2021, Congress also passed the American Rescue Plan Act of 2021 which created a new $10 billion Coronavirus Capital Projects Fund that will be available to the states for critical capital projects, including broadband infrastructure products, that directly enable work, education, and health monitoring. Frontier cannot say at this time if states will use these funds in ways that may benefit Frontier or create additional competition in any of our markets. The American Rescue Plan Act of 2021 also included $7.2 billion in funding for schools and libraries (the Emergency Connectivity Fund) that will provide support for connectivity that enables remote learning. The FCC currently has an open proceeding to establish rules for this program. Frontier does not know the impact this program may have at this point in time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2021, 93% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2021. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of March 31, 2021, our discount rate utilized in calculating our benefit plan obligation was 2.60%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 7% of our outstanding borrowings at March 31, 2021 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $13 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2021, the fair value of our debt was estimated to be approximately $13.4 billion, based on quoted market prices, our overall weighted average borrowing rate was 8.066% and our overall weighted average maturity

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

(Unaudited)

was approximately six years. As of March 31, 2021, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2020. However, the filing of the Chapter 11 Cases has accelerated the maturity of substantially all of our debt obligations. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2021 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our Pension Plan assets decreased from $2,507 million at December 31, 2020 to $2,484 million at March 31, 2021, a decrease of $23 million, or 1%. This decrease was primarily a result of benefit payments of $19 million and Plan expenses of $5 million, partially offset by investment returns of $1 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2021, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended (the Securities Act), in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim. Plaintiffs appealed and the case was stayed by the Second Circuit Court of Appeals. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the initial stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

In addition, we are party to various other legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark, copyright and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Most of our pending legal proceedings have been stayed as a result of filing the Chapter 11 Cases on April 14, 2020 and the effect of the automatic stay.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share

January 1, 2021 to January 31, 2021
Employee Transactions (1)	-	$-

February 1, 2021 to February 28, 2021
Employee Transactions (1)	-	$-

March 1, 2021 to March 31, 2021
Employee Transactions (1)	-	$-

Totals January 1, 2021 to March 31, 2021
Employee Transactions (1)	-	$-

(1)Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the average of the high and low price of our common stock on the date the relevant transaction occurs.

Upon emergence from the Chapter 11 Cases on April 30, 2021, all equity interests in Frontier outstanding prior to the Effective Date will be canceled, released, and extinguished, and we are of no further force or effect and Reorganized Frontier will issue a total of 244,400,000 shares of common stock to the holders of existing Senior Notes in partial satisfaction of the allowed Senior Notes claims.

The shares of common stock described above are exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization).

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS CORPORATION

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2021