Form 10-Q
period 2021-06-30
Frontier Communications Parent, Inc.
filed 2021-08-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number: 001-11001

FRONTIER COMMUNICATIONS PARENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2359749
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FYBR	The NASDAQ Stock Market LLC

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2021 was 244,401,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2021 (Successor) and December 31, 2020 (Predecessor)	2

Consolidated Statements of Operations for the two months ended June 30, 2021 (Successor), the one month ended April 30, 2021 (Predecessor), and the three months ended June 30, 2020 (Predecessor)	3

Consolidated Statements of Operations for the two months ended June 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the six months ended June 30, 2020 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the two months ended June 30, 2021 (Successor), the one and four months ended April 30, 2021 (Predecessor), and the three and six months ended June 30, 2020 (Predecessor)	5

Consolidated Statements of Equity (Deficit) for the two months ended June 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the six months ended June 30, 2020 (Predecessor)	6

Consolidated Statements of Cash Flows for the two months ended June 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the six months ended June 30, 2020 (Predecessor)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures about Market Risk	74

Item 4. Controls and Procedures	75

Part II. Other Information

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	89

Item 6. Exhibits	90

Signature	92

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	Successor	Predecessor
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$993	$1,829
Accounts receivable, less allowances of $18 and $130, respectively	504	553
Contract acquisition costs	-	97
Prepaid expenses	111	90
Income taxes and other current assets	17	85
Total current assets	1,625	2,654

Property, plant and equipment, net	8,686	12,931
Other intangibles, net	4,389	677
Other assets	402	533
Total assets	$15,102	$16,795

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$15	$5,781
Accounts payable	561	540
Advanced billings	205	202
Accrued other taxes	195	204
Accrued interest	63	47
Pension and other postretirement benefits	48	48
Other current liabilities	304	318
Total current liabilities	1,391	7,140

Deferred income taxes	342	343
Pension and other postretirement benefits	1,684	2,195
Other liabilities	430	452
Long-term debt	7,007	-
Total liabilities not subject to compromise	10,854	10,130
Liabilities subject to compromise	-	11,565
Total liabilities	10,854	21,695
Equity (Deficit):
Successor common stock, $0.01 par value (1,750,000 shares authorized,
244,401 issued and outstanding at June 30, 2021)	2	-
Predecessor common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,793 outstanding at December 31, 2020)	-	27
Additional paid-in capital	4,106	4,817
Retained earnings (deficit)	99	(8,975)
Accumulated other comprehensive income (loss), net of tax	41	(755)
Treasury common stock	-	(14)
Total equity (deficit)	4,248	(4,900)
Total liabilities and equity (deficit)	$15,102	$16,795

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
	2021	2021	2020

Revenue	$1,061	$555	$1,801

Operating expenses:
Network access expenses	127	66	255
Network related expenses	269	144	430
Selling, general and administrative expenses	269	129	407
Depreciation and amortization	179	119	397
Loss on disposal of Northwest Operations	-	-	136
Restructuring costs and other charges	11	5	36
Total operating expenses	855	463	1,661

Operating income	206	92	140

Investment and other loss, net	(2)	(1)	(20)
Pension settlement costs	-	-	(56)
Reorganization items, net	-	4,196	(142)
Interest expense (See note 3)	(62)	(29)	(160)

Income (Loss) before income taxes	142	4,258	(238)
Income tax (benefit) expense	43	(223)	(57)

Net income (loss)	99	4,481	(181)

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$42.81	$(1.73)

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$42.68	$(1.73)

Total weighted average shares outstanding - basic	244,401	104,662	104,525

Total weighted average shares outstanding - diluted	244,401	105,002	104,525

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Predecessor
	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
	2021	2021	2020

Revenue	$1,061	$2,231	$3,734

Operating expenses:
Network access expenses	127	264	541
Network related expenses	269	566	874
Selling, general and administrative expenses	269	537	851
Depreciation and amortization	179	506	812
Loss on disposal of Northwest Operations	-	-	160
Restructuring costs and other charges	11	7	84
Total operating expenses	855	1,880	3,322

Operating income	206	351	412
	-
Investment and other income (loss), net	(2)	1	(15)
Pension settlement costs	-	-	(159)
Reorganization items, net	-	4,171	(142)
Interest expense (See note 3)	(62)	(118)	(543)
	-
Income (Loss) before income taxes	142	4,405	(447)
Income tax (benefit) expense	43	(136)	(80)
	-
Net income (loss)	99	4,541	(367)

Basic and diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$43.42	$(3.51)

Basic and diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$43.28	$(3.51)

Total weighted average shares outstanding - basic	244,401	104,584	104,437

Total weighted average shares outstanding - diluted	244,401	104,924	104,437

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in millions)

(Unaudited)

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
	2021	2021	2020

Net income (loss)	$99	$4,481	$(181)
Other comprehensive income (loss), net of tax	41	348	(423)

Comprehensive income (loss)	$140	$4,829	$(604)

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
	2021	2021	2020

Net income (loss)	$99	$4,541	$(367)
Other comprehensive income (loss), net of tax	41	359	(337)

Comprehensive income (loss)	$140	$4,900	$(704)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at
March 31, 2021 (Predecessor)	106,025	27	4,817	(8,915)	(744)	(1,354)	(15)	(4,830)
Stock plans	-	-	1	-	-	-	-	1
Net income	-	-	-	4,481	-	-	-	4,481
Other comprehensive
income, net of tax	-	-	-	-	348	-	-	348
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at
April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at
April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans	-	-	-	-	-	-	-	-
Net income	-	-	-	99	-	-	-	99
Other comprehensive
loss, net of tax	-	-	-	-	41	-	-	41
Balance at
June 30, 2021 (Successor)	244,401	$2	$4,106	$99	$41	-	$-	$4,248

	For the six months ended June 30, 2020
					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	27	4,816	(8,759)	(564)	(1,037)	(13)	(4,493)
Stock plans	-	-	-	-	-	(77)	-	-
Net loss	-	-	-	(181)	-	-	-	(181)
Other comprehensive
income, net of tax	-	-	-	-	(423)	-	-	(423)

Balance at June 30, 2020	106,025	$27	$4,816	$(8,940)	$(987)	(1,114)	$(13)	$(5,097)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Successor	Predecessor

	For the	For the	For the
	two months	four months	six months
	ended June 30,	ended April 30,	ended June 30,
	2021	2021	2020

Cash flows provided from (used by) operating activities:
Net income (loss)	$99	$4,541	$(367)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	179	506	812
Pension settlement costs	-	-	159
Stock-based compensation expense	-	(1)	2
Amortization of deferred financing costs	-	-	11
Non-cash reorganization items, net	-	(5,467)	85
Other adjustments	(5)	1	2
Deferred income taxes	37	(148)	(92)
Loss on disposal of Northwest Operations	-	-	160
Change in accounts receivable	12	36	23
Change in accounts payable and other liabilities	51	(168)	278
Change in prepaid expenses, income taxes and other assets	7	46	(123)
Net cash provided from (used by) operating activities	380	(654)	950

Cash flows provided from (used by) investing activities:
Capital expenditures	(269)	(500)	(511)
Proceeds from sale of Northwest Operations	-	-	1,131
Proceeds on sale of assets	-	9	5
Other	-	1	3
Net cash provided from (used by) investing activities	(269)	(490)	628

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(4)	(1)	(5)
Proceeds from long-term debt borrowings	-	225	-
Financing costs paid	-	(4)	(19)
Finance lease obligation payments	(4)	(7)	(13)
Other	1	(16)	-
Net cash provided from (used by) financing activities	(7)	197	(37)

Increase (Decrease) in cash, cash equivalents, and restricted cash	104	(947)	1,541
Cash, cash equivalents, and restricted cash
at the beginning of the period	940	1,887	809
Cash, cash equivalents, and restricted cash at the end of the period	$1,044	$940	$2,350

Supplemental cash flow information:
Cash paid during the period for:
Interest	$84	$84	$427
Income tax payments, net	$24	$9	$1
Reorganization items, net	$-	$1,397	$34

		OK	OK

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Parent, Inc. and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income (loss) and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas.

For our interim financial statements as of and for the period ended June 30, 2021, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, allowance for credit losses, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others. For information about our use of estimates as a result of fresh start accounting, See Note 4.

Chapter 11 Bankruptcy Emergence

On April 14, 2020 (the “Petition Date”), Frontier Communications Corporation, a Delaware corporation (“Old Frontier”), and its subsidiaries (collectively with Old Frontier, the “Debtors”), commenced cases under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On August 27, 2020, the Bankruptcy Court confirmed the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan” or the “Plan of Reorganization”), which was filed with the Bankruptcy Court on August 21, 2020, and on April 30, 2021 (the “Effective Date”), the Debtors satisfied the conditions precedent to consummation of the Plan as set forth in the Plan, and the Debtors emerged from the Chapter 11 Cases without any need for further action or order of the Bankruptcy Court. See Note 3 for additional information related to our emergence from Chapter 11 Cases.

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

of operations of Old Frontier and its subsidiaries on or before the Effective Date. See Note 4 for additional information related to Fresh Start Accounting.

During the Predecessor period, ASC 852 was applied in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including: (i) Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item on the consolidated balance sheet called, "Liabilities subject to compromise"; and (ii) Segregation of “Reorganization items, net” as a separate line on the consolidated statements of comprehensive loss, included within income from continuing operations.

Upon application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets, see Note 4.

b)Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and other Surcharges - Frontier collects various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other taxes, from its customers and subsequently remits them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of operations, included within “Revenue” and “Network access expense”. After emergence, the Successor records these USF and other taxes on a net basis.

Provision for Bad Debt – The Predecessor reported the provision for bad debt as a reduction of revenue. After emergence, the Successor reports bad debt expense as an operating expense included in “Selling, general, and administrative expenses”.

Contract Acquisition Costs - During the Predecessor period, certain commissions to obtain new customers were deferred and amortized over four years, which represented the estimated customer contract period. As a result of fresh start accounting, that assumption was reevaluated and the period of benefit for our retail customers was determined to be less than one year. As such, these costs are now expensed as incurred.

Actuarial Losses on Defined Benefit Plans - Historically, actuarial gains (losses) were recognized as they occurred and included in “Accumulated other comprehensive income (loss)”, and were subject to amortization over the estimated average remaining service period of participants. As part of fresh start accounting, Frontier has made an accounting policy election to recognize these gains and losses immediately in the period they occur as Investment and other income (loss) on the consolidated statement of operations.

Government grants revenue - Certain governmental grants that were historically presented on a net basis as part of capital expenditures, are now presented on a gross basis and included in ”Revenue” on the consolidated statement of operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Administrative Expenses – Historically, the Predecessor capitalized certain administrative expenses, that following emergence, are expensed during the period incurred and included in “Selling, general, and administrative expense” on the consolidated statement of operations.

c) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.

During the pendency of the Chapter 11 Cases, the Predecessor’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Predecessor’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

d) Impact of COVID-19:

On March 11, 2020, the World Health Organization declared the corona virus outbreak a global pandemic (COVID-19) and recommended containment and other mitigation measures worldwide to lessen the transmission of COVID-19.

In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business. State and federal governments may continue to ask companies to aid in pandemic response. While certain customers have taken advantage of our COVID-19 related relief programs, as of June 30, 2021, very few had past due balances beyond the point of normal disconnection.

Frontier’s response to COVID-19 has included comprehensive operational safety precautions for our employees and customers. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes. In addition, through June 30, 2021, we had not experienced any material disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work.

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic as of June 30, 2021 were not significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our business and our results of operations. Though we have experienced a slowdown in service activations, this negative impact is offset by lower churn within our consumer and small and medium business customers. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our consumer broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

regulatory actions. These potential changes, among others, could have a material financial impact to Frontier. We recommend that you review “Item 1A. Risk Factors” in this Form 10-Q for a further discussion on COVID-19 and the risks the Company currently faces.

e) Revenue Recognition:

Revenue for data & Internet services, voice services, video services and switched and non-switched access services is recognized as services are provided to customers. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized by measuring progress toward the complete satisfaction of the Company’s performance obligations. The unearned portion of these fees is deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Satisfaction of Performance Obligations

Frontier satisfies its obligations to customers by transferring goods and services in exchange for consideration received from the customer. The timing of Frontier’s satisfaction of the performance obligation may differ from the timing of the customer’s payment.

Bundled Service and Allocation of Discounts

When customers purchase more than one service, revenue for each is determined by allocating the total transaction price based upon the relative stand-alone selling price of each service. We frequently offer service discounts as an incentive to customers, which reduce the total transaction price. Any incentives which are considered cash equivalents (e.g. gift cards) that are granted will similarly result in a reduction of the total transaction price. Cash equivalent incentives are accounted for on a portfolio basis and are recognized in the month they are awarded to customers.

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered separate performance obligations. While these incentives are free to the customer, a portion of the consideration received from the customer is ascribed to them based upon their relative stand-alone selling price. These types of incentives are accounted for on a portfolio basis with both revenue and expense recognized in the month they are awarded to the customer. The earned revenue associated with these incentives is reflected in “Other” revenue while the associated costs are reflected in “Network access expenses”.

Upfront Fees

All non-refundable upfront fees assessed to our customers provide them with a material right to renew; therefore, they are deferred by creating a contract liability and amortized into “Other revenue” over the average customer life using a portfolio approach.

Customer Acquisition Costs

Sales commission expenses are recognized as incurred. According to ASC 606, incremental costs in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. For our retail customers, this period of benefit has been determined to be less than one year. As such, the Company applies the practical expedient that allows such costs to be expensed as incurred.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Taxes, Surcharges and Subsidies

Frontier collects various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other surcharges, from its customers and subsequently remits these taxes to governmental authorities. USF and other surcharges amounted to $21 million and $83 million for the one and four months ended April 30, 2021, and $50 million and $107 million for the three and six months ended June 30, 2020.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We recognize FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term.

f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $50 million and $58 million is included in “Other assets” on our consolidated balance sheet as of June 30, 2021 and December 31, 2020.

g)Definite and Indefinite Lived Intangible Assets:

Intangible assets are initially recorded at estimated fair value. Frontier historically amortized its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on an accelerated basis. Upon emergence from bankruptcy, customer relationship intangibles were established for business and wholesale customers. These intangibles are amortized on a straight-line basis over their assigned useful life of between 11 and 16 years. Additionally, trademark and tradename assets established upon emergence are amortized on a straight-line basis over 5 years. We review such intangible assets to assess whether any potential impairment exists and whether factors exist that would necessitate a change in useful life and a different amortization period.

h)Lease Accounting:

We determine if an arrangement contains a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating and finance lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms used in accounting for leases may reflect options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. ROU assets for operating leases are recorded to “Other Assets”, and the related liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets. Assets subject to finance leases are included in “Property, Plant & Equipment”, with corresponding liabilities recorded to “Other current liabilities”, and “Other liabilities” on our consolidated balance sheets. Upon emergence from bankruptcy, lease asset and liability balances were adjusted to fair value.

(2) Recent Accounting Literature:

Recently Adopted Accounting Pronouncements

Financial Instrument Credit Losses

In June 2016, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses” (CECL or ASU 2016-13). This standard, along with its amendments, update the current financial statement impairment model requiring entities to use a

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Upon emergence from the Chapter 11 Cases, effective as of April 30, 2021, Frontier adopted the standard as part of its fresh start accounting policy changes. The adoption of CECL did not result in a material impact to our financial position or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

(3) Emergence from the Chapter 11 Cases:

On April 14, 2020, the Debtors commenced the Chapter 11 Cases in Bankruptcy Court. The Chapter 11 Cases were jointly administered under the caption In re Frontier Communications Corporation., et al., Case No. 20-22476 (RDD).

On May 15, 2020, the Debtors filed a proposed Joint Plan of Reorganization and related Disclosure Statement, each of which were amended on June 26, 2020, June 29, 2020 and June 30, 2020. On May 15, 2020, the Debtors also filed a proposed order approving the Disclosure Statement and various plan solicitation materials, including the solicitation and voting procedures, which were revised on June 29, 2020 (including modifications to some of the exhibits). On June 30, 2020, the Bankruptcy Court entered the modified order approving the adequacy of the Disclosure Statement and the solicitation and notice procedures and the forms of voting ballots and notices in connection therewith. The order established June 29, 2020 as the voting record date, July 2, 2020 as the solicitation launch date and July 31, 2020 as the voting deadline. On August 21, 2020, the Debtors filed the Plan with the Bankruptcy Court. On August 27, 2020, the Bankruptcy Court entered the Order Confirming the Plan (the “Confirmation Order”).

On the Effective Date, the Debtors satisfied all conditions precedent required for consummation of the Plan as set forth in the Plan, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases without any need for further action or order of the Bankruptcy Court.

On the Effective Date, pursuant to the terms of the Plan, all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and in connection with emergence, Frontier issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined by the Plan) and the Restructuring Support Agreement was automatically terminated.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	Predecessor

	For the one month	For the three months
	ended April 30,	ended June 30,
($ in millions)	2021	2020

Gain on settlement of liabilities subject to compromise	$5,274	$-
Fresh start valuation adjustments	(1,038)	-
Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	-	(85)
Debtor-in-possession financing costs	(15)	(19)
Professional fees and other bankruptcy related costs	(25)	(38)
Reorganization items, net	$4,196	$(142)

	Predecessor

	For the four months	For the six months
	ended April 30,	ended June 30,
($ in millions)	2021	2020

Gain on settlement of liabilities subject to compromise	$5,274	$-
Fresh start valuation adjustments	(1,038)	-
Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	-	(85)
Debtor-in-possession financing costs	(15)	(19)
Professional fees and other bankruptcy related costs	(50)	(38)
Reorganization items, net	$4,171	$(142)

The Company has incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations. From the Petition Date to the Effective date, these costs were included in Reorganization items, net on our consolidated statement of operations. For the periods prior to the Petition date and following the Effective Date, these costs were included in Restructuring costs and other charges on our consolidated statement of operations. Refer to Note 12.

(4) Fresh Start Accounting:

In connection with our emergence from bankruptcy and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The adoption of fresh start accounting resulted in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all outstanding shares of Old Frontier common stock on the Effective Date and issuance of new shares of common stock of the Successor caused a related change of control of the Company under ASC 852.

Upon the application of fresh start accounting, Frontier allocated the reorganization value to its individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

Reorganization value represents the fair value of the Successor’s assets before considering liabilities. Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and shareholders’ equity. In support of the Plan, the enterprise value of the Successor was estimated to be approximately $12.5 billion. The valuation analysis was prepared using financial information and financial projections and applying standard valuation techniques, including a risked net asset value analysis.

The Effective Date estimated fair values of certain of the Company's assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after April 30, 2021 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

Reorganization Value

As set forth in the Plan of Reorganization, the enterprise value of the Successor Company was estimated to be between $10.5 billion and $12.5 billion. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $12.5 billion as of the Effective Date. The Company based their enterprise value on projections which included higher capital expenditures to enhance the network and would result in higher revenue and Earnings before taxes, interest, depreciation, and amortization (“EBTIDA”).

Management, with the assistance of its valuation advisors, estimated the enterprise value (“EV”) of the Successor Company, which was approved by the Bankruptcy Court, using various valuation methodologies, including a Discounted Cash Flow analysis (DCF), the Guideline Public Company Method (GPCM), and the Guideline Transaction Method (GTM). Under the DCF analysis, the enterprise value was estimated by discounting the projections’ unlevered free cash flow by the Weighted Average Cost of Capital (WACC), the Company’s estimated rate of return. A terminal value was estimated by applying a Gordon Growth Model to the normalized level of cash flows in the terminal period. The Gordon Growth Model was based on the WACC and the perpetual growth rate, and the terminal value was added back to the discounted cash flows.

Under the GPCM, the Company’s enterprise value was estimated by performing an analysis of publicly traded companies that operate in a similar industry. A range of Enterprise Value / EBITDA (EV/EBITDA) multiples were selected based on the financial and operating attributes of Frontier relative to the comparable publicly traded companies. The selected range of multiples were applied to the Company’s forecasted EBITDA to estimate the enterprise value of the Company.

The GTM approach is similar to the GPCM, in that it relies on EV/EBITDA multiples but rather than of publicly traded companies, the multiples are based on precedent transactions. A range of multiples was derived by analyzing the operating and financial attributes of the acquired companies and the implied EV/EBITDA multiples. This range of multiples were then applied to the forecasted EBITDA of the Company to arrive an enterprise value.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table reconciles the enterprise value to the estimated fair value of the Successor common stock as of the Effective Date:

($ in millions and shares in thousands, except per share data)

Enterprise value	$12,500
Plus: Cash and cash equivalents and restricted cash	940
Less: Fair value of debt and other liabilities	(7,267)
Less: Pension and other postretirement benefits	(1,774)
Less: Deferred tax liability	(291)
Fair value of Successor stockholders’ equity	$4,108
Shares issued upon emergence	244,401
Per share value	$17

The reconciliation of the Company’s enterprise value to reorganization value as of the Effective Date is as follows:

($ in millions)

Enterprise value	$12,500
Plus: Cash and cash equivalents and restricted cash	940
Plus: Current liabilities (excluding debt, finance leases, and non-operating liabilities)	1,179
Plus: Long term liabilities (excluding debt, finance leases, deferred tax liability)	307
Reorganization value	$14,926

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The adjustments set forth in the following unaudited Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

The following table reflects the preliminary reorganization and application of ASC 852 on our consolidated balance sheet as of April 30, 2021:

	(Unaudited)					(Unaudited)
($ in millions)	Predecessor	Reorganization		Fresh Start		Successor
	April 30, 2021	Adjustments		Adjustments		April 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,059	$(1,169)	(1)	$-		$890
Accounts receivable, net	516	-		-		516
Contract acquisition costs	91	-		(91)	(8)	-
Prepaid expenses	92	-		-		92
Income taxes and other current assets	45	-		(3)	(8)	42
Total current assets	2,803	(1,169)		(94)		1,540

Property, plant and equipment, net	13,020	-		(4,473)	(9)	8,547
Other intangibles, net	578	-		3,863	(10)	4,441
Other assets	526	(8)	(1)	(120)	(8)(11)	398
Total assets	$16,927	$(1,177)		$(824)		$14,926

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$5,782	$(5,767)	(3)	$-		$15
Accounts payable	518	(6)	(2)	-		512
Advanced billings	208	-		-		208
Accrued other taxes	185	-		-		185
Accrued interest	81	(1)	(2)	-		80
Pension and other postretirement benefits	48	-		-		48
Other current liabilities	309	53	(2)	(36)	(11)	326
Total current liabilities	7,131	(5,721)		(36)		1,374

Deferred income taxes	389	70	(14)	(168)	(14)	291
Pension and other postretirement benefits	2,163	-		(437)	(13)	1,726
Other liabilities	440	-		(28)	(11)	412
Long-term debt	-	6,738	(3)	277	(12)	7,015
Total liabilities not subject to compromise	10,123	1,087		(392)		10,818
Liabilities subject to compromise	11,570	(11,570)	(7)	-		-
Total liabilities	21,693	(10,483)		(392)		10,818

Equity (Deficit):
Shareholders' equity of Frontier:
Successor common stock	-	2	(5)	-		2
Predecessor common stock	27	(27)	(4)	-		-
Successor additional paid-in capital	-	4,106	(5)	-		4,106
Predecessor additional paid-in capital	4,818	(4,818)	(4)	-		-
Retained earnings (deficit)	(8,855)	10,028	(6)	(1,173)	(15)	-
Accumulated other comprehensive income (loss), net of tax	(741)	-		741	(16)	-
Treasury common stock	(15)	15	(4)	-		-
Total equity (deficit)	(4,766)	9,306		(432)		4,108
Total liabilities and equity (deficit)	$16,927	$(1,177)		$(824)		$14,926

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization Adjustments

In accordance with the Plan of Reorganization, the following adjustments were made:

(1) Reflects net cash payments as of the Effective Date from implementation of the Plan as follows:

($ in millions)

Sources:
Net proceeds from Incremental Exit Term Loan Facility	$220
Release of restricted cash from other assets to cash	8
Total sources	228

Uses:
Payments of Excess to Unsecured senior notes holders	(1,313)
Payments of pre-petition accounts payable and contract cure payments	(62)
Payments of professional fees and other bankruptcy related costs	(22)
Total uses	(1,397)
Net uses of cash	$(1,169)

(2) Reflects the reinstatement of accounts payable and accrued expenses upon emergence, as well as payments made on the Effective Date.

(3) Reflects the conversion of our DIP-to-Exit term loan facility, DIP-to-Exit First Lien Notes, and DIP-to-Exit Second Lien Notes. Also represent the reclassification of the debt from current liabilities during bankruptcy to non-current liabilities based on the maturity of the debt recorded by the Company.

(4) Reflects the cancellation of Predecessor common stock, additional paid in capital and treasury stock.

(5) Reflects the issuance of Successor common stock and additional paid in capital to the unsecured senior note holders.

(6) Reflects the cumulative impact of reorganization adjustments.

($ in millions)

Gain on settlement of Liabilities Subject to Compromise	$5,274
Cancellation of Predecessor equity	4,754

Net impact on accumulated deficit	$10,028

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(7) As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in the Company’s Consolidated balance sheet at their respective allowed claim amounts.

The table below indicates the disposition of Liabilities subject to compromise:

($ in millions)

Liabilities subject to compromise pre-emergence	$11,570

Reinstated on the Effective Date:
Accounts payable	(66)
Other current liabilities	(59)
Less: total liabilities reinstated	(125)

Amounts settled per the Plan of Reorganization
Issuance of take back debt	(750)
Payment for settlement of unsecured senior noteholders	(1,313)
Equity issued at emergence to unsecured senior noteholders	(4,108)
Total amounts settled	(6,171)

Gain on settlement of Liabilities Subject to Compromise	$5,274

Fresh Start Adjustments

In accordance with the application of Fresh Start accounting, the following adjustments were made:

(8)Reflects unamortized deferred commissions paid to acquire new customers that are eliminated upon emergence as this is not a probable future benefit for the Successor. Costs to obtain customers have been reflected as part of intangible assets. Adjustment also reflects the elimination of certain contract assets and contract liabilities.

(9)Property Plant & Equipment – Reflects the decrease in net book value of property and equipment to the estimated fair value as of the Effective Date.

Personal property valued consisted of outside and inside plant network equipment, computers and software, vehicles, office furniture, fixtures and equipment, computers and software, and construction-in-progress. The fair value of our personal property was estimated using the cost approach, while the income approach was considered to assess economic sufficiency to support asset values. As a part of the valuation process, the third-party advisors’ diligence procedures included using internal data to identify and value assets.

Real property valued consisted of land, buildings, and leasehold improvements. The fair value was estimated using the cost approach and sales comparison (market) approach, with consideration of economic sufficiency to support certain asset values.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table summarizes the components of property and equipment, net as of April 30, 2021, and the fair value as of the Effective Date:

	Predecessor	Fair Value	Successor
($ in millions)	Historical Value	Adjustment	Fair Value

Land	$209	$40	$249
Buildings and leasehold improvements	2,134	(958)	1,176
General support	1,635	(1,462)	173
Central office/electronic circuit equipment	8,333	(7,364)	969
Poles	1,359	(843)	516
Cable, fiber and wire	11,824	(8,755)	3,069
Conduit	1,611	(282)	1,329
Construction work in progress	1,048	18	1,066
Property, plant and equipment	$28,153	$(19,606)	$8,547
Less: Accumulated depreciation	(15,133)	15,133	-
Property, plant and equipment, net	$13,020	$(4,473)	$8,547

(10)Reflects the fair value adjustment to recognize trademark, trade name and customer relationship.

For purposes of estimating the fair values of customer relationships, the Company utilized an Income Approach, specifically, the Multi-Period Excess Earnings method, or MPEEM. The MPEEM estimates fair value based on the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The cash flows attributable to the customer relationships were adjusted for contributory asset charges related to the working capital, fixed assets, trade name/trademarks and assembled workforce.  The discount rate utilized to present-value the after-tax cash flows was based on the overall weighted cost of capital of the Company as well as the asset specific risks of the intangible assets.

For purposes of estimating the fair value of trademarks and tradenames, an Income approach was used, specifically, the Relief from Royalty Method. The estimated royalty rates were historical third-party transactions regarding the licensing of similar type of assets as well as a review of historical assumptions used in prior transactions.  The selected royalty rates were applied to the revenue generated by the trademarks and tradenames to determine the amount of royalty payments saved as a result of owning these assets. The forecasted cash flows were based on the Company’s projected revenues and the resulting royalty savings were discounted using a rate based on the overall weighted cost of capital of the Company as well as the asset specific risks of the intangible assets.

(11)Reflects the fair value adjustment to the right of use assets and lease liabilities. Upon application of fresh start accounting, the Company revalued its right-of-use assets and lease liabilities using the incremental borrowing rate applicable to the Company after emergence from bankruptcy and commensurate with its new capital structure. In addition, the Company decreased the right-of-use assets to recognize $4 million related to the unfavorable lease contracts.

(12)Reflects the fair value adjustment to adjust Long-term debt as of the Effective Date. This adjustment is to state the Company's debt at estimated fair values.

(13)Reflects a remeasurement of pension and Other Postretirement Benefits related accounts as part of fresh start accounting considerations at emergence.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14)Reflects the impact of fresh start adjustments on deferred taxes. Frontier purchased the assets, including the stock of subsidiaries, of Frontier Communications Corporation (“Predecessor’s Parent”) at the time of emergence. The Predecessor’s Parent’s federal and state net operating loss carryforwards are expected to have been utilized as a result of the taxable gain realized upon emergence. To the extent not utilized to offset taxable gain, such net operating loss carryforwards are expected to be reduced in accordance with Section 108 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As part of the taxable purchase, elections were made under Code section 338(h)(10) to step up the value of assets in certain subsidiaries to fair market value. All other subsidiaries carried over their deferred taxes. The adjustments reflect a $1.5 billion reduction in deferred tax assets for federal and state net operating loss carryforwards, a reduction in valuation allowance and a reduction in deferred tax liabilities.

(15)Reflects the cumulative impact of the fresh start adjustments as discussed above and the elimination of Predecessor accumulated earnings.

(16)Reflects the derecognition of accumulated other comprehensive loss.

(5) Revenue Recognition:

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for consumer and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“nonswitched access”) including services to wireless providers (wireless backhaul);

Voice services include traditional local and long-distance wireline services, Voice over Internet Protocol (VoIP) services, as well as a number of unified messaging services offered to our consumer and business customers. Voice services also include the long-distance voice origination and termination services that we provide to our business customers and other carriers;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category. Prior year revenues in the following tables include revenues for the Northwest Operations for the three and six months ended June 30, 2020 (prior to its disposal):

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Data and Internet services	$556	$283	$874
Voice services	283	160	523
Video services	105	54	200
Other	62	30	108
Revenue from contracts with customers (1)	1,006	527	1,705
Subsidy and other revenue (2)	55	28	96
Total revenue	$1,061	$555	$1,801

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Consumer (3)	$543	$283	$904
Business and wholesale (3)	463	244	801
Revenue from contracts with customers (1)	1,006	527	1,705
Subsidy and other revenue (2)	55	28	96
Total revenue	$1,061	$555	$1,801

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Data and Internet services	$556	$1,125	$1,806
Voice services	283	647	1,095
Video services	105	223	422
Other	62	125	225
Revenue from contracts with customers (1)	1,006	2,120	3,548
Subsidy and other revenue (2)	55	111	186
Total revenue	$1,061	$2,231	$3,734

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Consumer (3)	$543	$1,133	$1,881
Business and wholesale (3)	463	987	1,667
Revenue from contracts with customers (1)	1,006	2,120	3,548
Subsidy and other revenue (2)	55	111	186
Total revenue	$1,061	$2,231	$3,734

(1)Lease revenue included in Revenue from contracts with customers was $11 million for the two months ended June 30, 2021, $5 million and $26 million for the one and four months ended April 30, 2021, respectively, and $17 million and $34 million for the three and six months ended June 30, 2020, respectively.

(2)Includes $10 million in transition services revenue in connection with the divestiture of the Northwest Operations for the three and six months ended June 30, 2020.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Credits granted, excluding amounts
recognized as revenue	-	-	-	-
Reclassified between current
and concurrent	-	-	-	-
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(4)	(1)
Cash received, excluding amounts
recognized as revenue	-	-	8	4
Credits granted, excluding amounts
recognized as revenue	-	-	-	-
Reclassified between current
and concurrent	-	-	(1)	1
Balance at June 30, 2021 (Successor)	$-	$-	$18	$5

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019 (Predecessor)	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(18)	-	(33)	(7)
Cash received, excluding amounts
recognized as revenue	-	-	42	7
Credits granted, excluding amounts
recognized as revenue	1	-	-	-
Reclassified between current
and concurrent	-	-	1	(1)
Balance at June 30, 2020 (Predecessor)	$20	$8	$51	$20

The unsatisfied obligations for retail customers consist of amounts in advance billings, which are expected to be earned within by the following monthly billing cycle. Unsatisfied obligations for wholesale customers are based on a point-in-time calculation and determined by the number of circuits provided and the contractual price. These wholesale customer obligations change from period to period based on new circuits added as well as circuits that are terminated.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Successor
($ in millions)	Revenue from contracts with customers
2021 (remaining six months)	$546
2022	474
2023	291
2024	130
2025	77
Thereafter	126
Total	$1,644

(6) Accounts Receivable:

The components of accounts receivable, net are as follows:

	Successor	Predecessor

($ in millions)	June 30, 2021	December 31, 2020

Retail and wholesale	$447	$608
Other	75	75
Less: Allowance for credit losses	(18)	(130)
Accounts receivable, net	$504	$553

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As of April 30, 2021, the fair value of our net accounts receivable balances approximated their carrying values; therefore, no fair value adjustment for fresh start accounting was required. In estimating the fair values of receivables from certain of our wholesale customers, we evaluated ongoing billing disputes and the current status of settlement discussions. The final settlements with these customers may differ significantly from our estimates. See Note 5 for additional detail.

We maintain an allowance for credit losses based on the estimated ability to collect accounts receivable. The allowance for credit losses is increased by recording an expense for the provision for bad debts for retail customers, and through decreases to revenue at the time of billing for wholesale customers. The allowance is decreased when customer accounts are written off, or when customers are given credits.

The provision for bad debts was $4 million and $14 million for the one and four months ended April 30, 2021, respectively, and $10 million and $24 million for the three and six months ended June 30, 2020, respectively.

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the two months ended June 30, 2021 was as follows:

Successor

($ in millions)

Balance at April 30, 2021	$-
Provision for bad debt	(6)
Amounts charged to switched and
nonswitched revenue	(12)
Balance at June 30, 2021	$(18)

(7) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

	Successor	Predecessor
($ in millions)	June 30, 2021	December 31, 2020

Property, plant and equipment	$8,813	$27,695
Less: Accumulated depreciation	(127)	(14,764)
Property, plant and equipment, net	$8,686	$12,931

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As of April 30, 2021, as a result of fresh start accounting, we have adjusted our property, plant, and equipment balance to fair value. See Note 4 for additional information.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Depreciation expense	$127	$99	$314

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Depreciation expense	$127	$407	$630

(8) Other Intangibles:

The components of other intangibles as of December 31, 2020 was follows:

	Predecessor
	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

Other Intangibles:
Customer base	$4,332	$(3,781)	$551
Trade name	122	-	122
Royalty agreement	72	(68)	4
Total other intangibles	$4,526	$(3,849)	$677

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As a result of fresh start accounting, on the Effective Date, intangible assets and related accumulated amortization of the Predecessor were eliminated. Successor intangible assets were recorded at fair value as of the Effective Date. See Note 4. The balances of these assets as of June 30, 2021 are as follows:

	Successor
	June 30, 2021
	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

Other Intangibles:
Customer Relationships - Business	$800	$(11)	$789
Customer Relationships - Wholesale	3,491	(37)	3,454
Trademarks & Tradenames	150	(4)	146
Total other intangibles	$4,441	$(52)	$4,389

Amortization expense was as follows:

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Amortization expense	$52	$20	$83

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Amortization expense	$52	$99	$182

For the Predecessor, amortization expense was primarily for our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our trade name was an indefinite-lived intangible asset that was not subject to amortization.

Following our emergence from bankruptcy, we amortize our intangible assets on a straight line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and 5 years for our trademarks and tradenames.

(9) Divestiture of Northwest Operations:

On May 1, 2020, Old Frontier completed the sale of its Northwest Operations pursuant to the terms and conditions of the Purchase Agreement, dated as of May 28, 2019, for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding of indebtedness, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

A portion of the proceeds from the sale were held in escrow as recourse for indemnity claims that may arise under the purchase agreement for a period of one year after the sale completion date. During the first and second quarter of 2021, all proceeds previously held in escrow related to indemnification liabilities, employee liabilities, and adjustments to working capital were received by the Company and as of June 30, 2021, there are no remaining proceeds held in escrow accounts included in Other current assets.

In connection with the sale, Frontier entered into an agreement to perform certain transition services for the purchaser. Effective October 31, 2020, the purchaser terminated all future services that Frontier would have provided and received compensation under this agreement. In connection with the termination, Frontier agreed to provide limited training and subject matter support services for a fee primarily during the fourth quarter of 2020.

The Northwest Operations were included in Frontier’s continuing operations and designated as assets held for sale and liabilities related to assets held for sale. Effective with the designation as held-for-sale on May 28, 2019, we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP. Upon closing of the transaction on May 1, 2020, we derecognized net assets of $1,132 million, including property, plant, and equipment of $1,084 million, goodwill of $658 million, a $603 million valuation allowance on our assets held for sale, and $150 million of defined benefit pension and other postretirement benefit plan obligations, net of transferred pension plan assets.

During the three and six months ended June 30, 2020, Frontier recorded a loss on disposal of $136 million and $160 million, associated with the sale of the Northwest Operations.

(10) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at June 30, 2021 and December 31, 2020. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

In applying fresh start accounting, our debt obligations were recognized at fair value on our consolidated balance sheet as of April 30, 2021, as described further in Note 4.

	Successor		Predecessor
	June 30, 2021		December 31, 2020

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$7,022	$7,105	$16,769	$11,635

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Long-Term Debt:

Chapter 11 Restructuring

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all then-outstanding obligations under Old Frontier’s debt agreements and notes as follows:

•the amended and restated credit agreement, dated as of February 27, 2017 (as amended, the JPM Credit Agreement),

•the 8.000% first lien secured notes due April 1, 2027 (the Original First Lien Notes),

•the 8.500% second lien secured notes due April 1, 2026 (the Original Second Lien Notes),

•the unsecured notes and debentures and the secured and unsecured debentures of the Company’s subsidiaries.

As of the Effective Date, amounts that were outstanding under the JPM Credit Agreement, the Original First Lien Notes, and the Original Second Lien Notes have been repaid in full.

On the Effective Date, pursuant to the terms of the Plan, all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and in connection with emergence, Frontier issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined under the Plan).

Interest expense for the one and four months ended April 30, 2021 recorded on our Predecessor statements of operations was lower than contractual interest of $112 million and $450 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

Interest expense for the three and six months ended June 30, 2020 recorded on our Predecessor statements of operations was lower than contractual interest of $372 million and $744 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The activity in our long-term debt is summarized as follows:

($ in millions)
Principal debt outstanding, December 31, 2020 (Predecessor)	$16,769
Issuance of incremental term loan	225
Issuance of Takeback Notes	750
Conversion of Unsecured Senior Notes	(10,949)
Repayment of long term subsidiary debt at maturity	(1)
Principal debt outstanding, April 30, 2021 (Predecessor)	6,794
Less: Unamortized debt issuance costs	(2)
Less: Unamortized premium (discount)	(39)
Less: Long-term debt due within one year	(15)
Carrying amount of debt, April 30, 2021 (Predecessor)	6,738
Fresh start accounting fair value adjustment	277	(1)
Long-term debt, April 30, 2021 (Predecessor)	$7,015

Principal debt outstanding, April 30, 2021 (Successor)	$6,794
Repayment of long term debt at maturity	(4)
Principal debt outstanding, June 30, 2021 (Successor)	6,790	(2)
Less: Unamortized fair value adjustment	232
Less: Long-term debt due within one year	(15)
Long-term debt, June 30, 2021 (Successor)	$7,007

(1)Upon emergence, Frontier adjusted the carrying value of our debt to fair value, in accordance with ASC 852. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method. This amortization resulted in $4 million for the two months ended June 30, 2021.

(2)Weighted average interest rate as of June 30, 2021 was 5.657%. Interest rate includes amortization of debt issuance costs and debt discounts. The interest rate at June 30, 2020 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our secured and unsecured long-term debt as of June 30, 2021 and December 31, 2020 is as follows:

	Successor		Predecessor
	June 30, 2021		December 31, 2020

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,471	4.500% (Variable)	$1,250	5.750% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Takeback notes due 11/1/2029	750	5.875%	-
IDRB due 5/1/2030	14	6.200%	14	6.200%
Secured debt issued by Frontier	5,935		4,964

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	-		172	8.500%
Senior notes due 9/15/2020	-		55	8.875%
Senior notes due 7/1/2021	-		89	9.250%
Senior notes due 9/15/2021	-		220	6.250%
Senior notes due 4/15/2022	-		500	8.750%
Senior notes due 9/15/2022	-		2,188	10.500%
Senior notes due 1/15/2023	-		850	7.125%
Senior notes due 4/15/2024	-		750	7.625%
Senior notes due 1/15/2025	-		775	6.875%
Senior notes due 9/15/2025	-		3,600	11.000%
Debentures due 11/1/2025	-		138	7.000%
Debentures due 8/15/2026	-		2	6.800%
Senior notes due 1/15/2027	-		346	7.875%
Senior notes due 8/15/2031	-		945	9.000%
Debentures due 10/1/2034	-		1	7.680%
Debentures due 7/1/2035	-		125	7.450%
Debentures due 10/1/2046	-		193	7.050%
Unsecured debt issued by Frontier	-		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	5	6.154%	6	6.154%
Secured debt issued by subsidiaries	105		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to
liabilities subject to compromise	6,790	5.657% (1)	16,769	8.188% (1)
Less: debt subject to compromise	-		(10,949)
Unamortized fair value adjustment	232		-
Carrying amount of Total debt	$7,022		$5,820

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Credit Agreements

As previously disclosed, on October 8, 2020, Old Frontier entered into that certain Credit Agreement with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and collateral agent, and each lender from time to time party thereto (the “DIP to Exit Term Credit Agreement”), which provided for a senior secured superpriority DIP term loan facility in the aggregate principal amount of $500 million (the “Initial DIP Term Loan Facility”). On November 25, 2020, Old Frontier entered into an incremental amendment to the DIP to Exit Term Credit Agreement (the “Incremental DIP Term Loan Amendment”), which provided for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the “Incremental DIP Term Loan Facility” and, together with the Initial DIP Term Loan Facility, the “DIP Term Loan Facility”), and on April 14, 2021, Old Frontier entered into a Refinancing and Incremental Facility Amendment No. 2 (the “Refinancing and Incremental Amendment”), providing for (i) an amendment to the DIP to Exit Term Credit Agreement, pursuant to which the DIP Term Loan Facility was repriced from an interest rate margin of 4.75% for LIBOR loans or 3.75% for alternate base rate loans, with a 1.00% LIBOR floor, to an interest rate margin of 3.75% for LIBOR loans or 2.75% for alternate base rate loans, with a 0.75% LIBOR floor, effective on April 14, 2021 and (ii) an amendment to the Amended and Restated Credit Agreement (as defined below) providing for the New Incremental Commitment (as defined below).

On October 8, 2020, Old Frontier also entered into the debtor-in-possession revolving facility (the “DIP Revolving Facility”), pursuant to the Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of October 8, 2020, by and among Old Frontier, as the borrower and a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, Goldman Sachs Bank USA, as administrative agent, JPM, as collateral agent and each lender and issuing bank from time to time party thereto (the “DIP to Exit Revolving Credit Agreement”).

Pursuant to the Refinancing and Incremental Amendment, JPM agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the “New Incremental Commitment”). As previously disclosed, Old Frontier and certain of its subsidiaries had previously entered into a commitment letter with certain existing noteholders and/or their affiliates (the “Original Commitment Parties”) pursuant to which, and subject to the satisfaction of certain conditions, including the Debtors’ emergence from the Chapter 11 Cases, the Original Commitment Parties agreed to provide an incremental term loan facility in an aggregate principal amount of $225 million (the “Original Incremental Commitment”). The New Incremental Commitment has been used in place of the Original Incremental Commitment, which was terminated on April 14, 2021.

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, Frontier Communications Holdings, LLC, a Delaware limited liability company and indirect subsidiary of the Company (the “Borrower” or the “New Frontier Issuer”, as the case may be) entered into that certain Amended and Restated Credit Agreement with JPM, as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and each lender from time to time party thereto (the “Amended and Restated Credit Agreement”) to amend and restate the DIP to Exit Term Credit Agreement to, among other things, incorporate the DIP Revolving Facility from the DIP to Exit Revolving Credit Agreement, which incorporation resulted in the termination of the DIP to Exit Revolving Credit Agreement. Pursuant to the Amended and Restated Credit Agreement, the DIP Term Loan Facility was converted into an exit term loan facility in an aggregate principal amount of $1,475 million after giving effect to the New Incremental Commitment (the “Term Loan Facility”) and the DIP Revolving Facility converted into an exit revolving facility in the aggregate principal amount of $625 million (the “Revolving Facility”) and became subject to the Amended and Restated Credit Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Term Loan Facility

The Term Loan Facility’s maturity date is October 8, 2027. At the Borrower’s election, the determination of interest rates for the Term Loan Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Term Loan Facility is 3.75% for LIBOR loans or 2.75% with respect to any alternate base rate loan, with a 0.75% LIBOR floor.

Subject to certain exceptions and thresholds, the security package under the Term Loan Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video Services Inc., a Delaware corporation (“Frontier Video”), which same assets also secure the First Lien Notes (as defined below). The Term Loan Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes.

The Term Loan Facility includes customary negative covenants for loan agreements of this type, including covenants limiting the Borrower and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

The Term Loan Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, upon the conversion date, unstayed judgments in favor of a third-party involving an aggregate liability in excess of a certain threshold, change of control, upon the conversion date, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral.

Revolving Facility

The $625 million Revolving Facility will be available on a revolving basis until April 30, 2025.

At the Borrower’s election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Exit Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% LIBOR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to $90 million of letters of credit previously outstanding, the Borrower has $535 million of available borrowing capacity under the Revolving Facility.

The Revolving Facility includes customary negative covenants for loan agreements of this type, including covenants limiting the Borrower and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

The Revolving Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Secured Notes and Takeback Notes

Takeback Notes

On April 30, 2021, the New Frontier Issuer issued $750 million aggregate principal amount of 5.875% Second Lien Secured Notes (the “Takeback Notes”) pursuant to an indenture, dated as of April 30, 2021 (the “Takeback Notes Indenture”), by and among the New Frontier Issuer, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). At Old Frontier’s direction, the Takeback Notes were issued to holders of claims arising under, derived from, based on, or related to the unsecured notes issued by Old Frontier in partial satisfaction of such claims. The Takeback Notes are secured by a second-priority lien, subject to permitted liens, by all the assets that secure the New Frontier Issuer’s obligations under the Term Loan Facility, the Revolving Facility and the Notes (as defined below). The Takeback Notes bear interest at a rate of 5.875% per annum and will mature on November 1, 2029. Interest on the Takeback Notes will be payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021.

The New Frontier Issuer may redeem the Takeback Notes at any time, in whole or in part, prior to their maturity. The redemption price for Takeback Notes redeemed before November 1, 2024 will be equal to 100% of the aggregate principal amount of such series being redeemed, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus the applicable make-whole premium. The redemption price for Takeback Notes redeemed on or after November 1, 2024 will be equal to the redemption prices set forth in the Takeback Notes Indenture, together with any accrued and unpaid interest to the redemption date. At any time before April 1, 2024, the New Frontier Issuer may redeem up to 40% of the Takeback Notes using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of Takeback Notes will have the right to require the New Frontier Issuer to purchase for cash such holder’s Takeback Notes at a purchase price equal to 101% of the principal amount of the applicable series of Takeback Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The Takeback Notes Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the Takeback Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The Takeback Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Takeback Notes to become or to be declared due and payable.

First and Second Lien Notes

In connection with the DIP financing, (a) on October 8, 2020, Old Frontier issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the “First Lien Notes due October 2027”) and (b) on November 25, 2020, Old Frontier issued (i) $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the “First Lien Notes due May 2028” and, together with the First Lien Notes due October 2027, the “First Lien Notes”) and (ii) $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the “Second Lien Notes” and, together with the First Lien Notes, the “Notes”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The First Lien Notes due October 2027 were issued pursuant to an indenture, dated as of October 8, 2020 (the “2027 First Lien Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent, and Wilmington Trust, National Association, as trustee. The First Lien Notes due May 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the “2028 First Lien Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee. The Second Lien Notes were issued pursuant to an indenture, dated as of November 25, 2020 (the “Second Lien Indenture” and, together with the 2027 First Lien Indenture and the 2028 First Lien Indenture, the “Indentures” and each an “Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

These indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions.

On the Effective Date, in accordance with the Indentures and the Plan, the New Frontier Issuer entered into supplemental indentures (the “Supplemental Indentures”), in each case with Wilmington Trust, National Association, as trustee, and assumed the obligations under each series of the Notes and each of the Indentures.

The First Lien Notes are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis and pari passu with its senior secured credit facilities.

The Second Lien Notes are secured second-priority basis junior to the senior secured credit facilities and the First Lien Notes, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and First Lien Notes on a second-priority basis junior to its secured credit facilities and First Lien Notes.

(12) Restructuring Costs and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the four months ended April 30, 2021, we incurred $7 million of severance and employee costs resulting from workforce reductions. During the two months ended June 30, 2021, we incurred $11 million in expenses consisting of $2 million of severance and employee costs resulting from workforce reductions and $9 million of professional fees related to our balance sheet restructuring.

During the six-month period ended June 30, 2020, we incurred $84 million in restructuring expenses consisting of $8 million directly associated with transformation initiatives, $4 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2021 (Predecessor)	$2
Severance expense	7
Cash payments during the period	(2)
Balance at April 30, 2021 (Predecessor)	$7

Balance at April 30, 2021 (Successor)	$7
Severance expense	2
Other costs	9
Cash payments during the period	(7)
Balance at June 30, 2021 (Successor)	$11

(10)

(13) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Interest and dividend income	$-	$-	$2
Pension and OPEB benefit (costs)	(4)	1	(20)
All other, net	2	(2)	(2)
Total investment and other loss, net	$(2)	$(1)	$(20)

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Interest and dividend income	$-	$-	$4
Pension and OPEB benefit (costs)	(4)	2	(19)
All other, net	2	(1)	-
Total investment and other loss, net	$(2)	$1	$(15)

Pension and OPEB credit (cost) consists of interest costs, expected return on plan assets, amortization of prior service costs (credit) and amortization of unrecognized (gain) loss.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax expense (benefit)	3.7	0.5	5.4
Changes in certain deferred tax balances	-	-	(3.9)
Interest expense deduction	-	-	10.4
Restructuring cost	-	0.3	(5.0)
Loss on disposal of Northwest Operations	-	-	(8.0)
Tax reserve adjustment	0.6	-	(0.7)
Fresh start and reorganization adjustments	-	(24.9)	-
Shared-based payments	-	-	(0.3)
Federal research and development tax credit	(1.3)	-	(0.5)
All other, net	6.1	-	(0.5)
Effective tax rate	30.1%	(3.1)%	17.9%

Under ASC 740 – 270, income tax expense for the four months ended April 30, 2021, is based on the actual year to date effective tax rate for the first four months of the year inclusive of the impact of the fresh start and reorganization adjustments. Income tax expense for the two months ended June 30, 2021 is based on an annual effective tax rate for the successor period with the exclusion of the discrete items.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. As part of the CARES Act, employers were allowed to defer payment of the employer’s share of the Social Security tax that they otherwise were responsible for paying on wages. The deferral applied to affected taxes that were normally required to be paid from March 27, 2020, through December 31, 2020. These deferred taxes must be paid in equal amounts in 2021 and 2022. As of June 30, 2021, Frontier has deferred the payments of approximately $60 million in such taxes.

As of June 30, 2021, and December 31, 2020, amounts pertaining to expected income tax refunds of $13 million are included in “Income taxes and other current assets” on the consolidated balance sheets, respectively.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2021, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $108 million ($85 million net of federal benefit) has been recorded as of April 30, 2021.

As described more fully in Note 1 and Note 3, the Company emerged from bankruptcy on April 30, 2021, and consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilized substantially all of the Company’s Net Operating Losses (“NOLs”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Net Earnings (Loss) Per Share:

The reconciliation of the net earnings (loss) per share calculation is as follows:

	Successor	Predecessor

	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Net income (loss) used for basic and diluted earnings (loss)
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$99	$4,481	$(181)
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$99	$4,481	$(181)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,401	104,816	104,988
Less: Weighted average unvested restricted stock awards	-	(154)	(463)
Total weighted average shares outstanding - basic	244,401	104,662	104,525

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$42.81	$(1.73)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	244,401	104,662	104,525
Effect of dilutive stock units	-	340	-
Total weighted average shares outstanding - diluted	244,401	105,002	104,525

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$42.68	$(1.73)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor

	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Net income (loss) used for basic and diluted earnings (loss)
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$99	$4,541	$(367)
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$99	$4,541	$(367)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,401	104,799	105,029
Less: Weighted average unvested restricted stock awards	-	(215)	(592)
Total weighted average shares outstanding - basic	244,401	104,584	104,437

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$43.42	$(3.51)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	244,401	104,584	104,437
Effect of dilutive shares	-	340	-
Total weighted average shares outstanding - diluted	244,401	104,924	104,437

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.41	$43.28	$(3.51)

For the two months ended June 30, 2021, there were no outstanding stock options or units that would have a dilutive effect on earnings per share.

In calculating diluted net loss per common share for the three and six months ended June 30, 2020, the effect of all common stock equivalents was excluded from the computation as the effect would have been antidilutive.

Stock Options

For the one month and four months ended April 30, 2021 and the two months ended June 30, 2020, previously granted options to purchase 1,334 shares issuable under Old Frontier employee compensation plans were not included in the diluted earnings (loss) per share (EPS) calculation because their inclusion would have an antidilutive effect.

Stock Units

As of June 30, 2021, there were no stock units outstanding. As of June 30, 2020, there were 339,544 stock units issued under Old Frontier director and employee compensation plans that were not included in the diluted EPS calculation for the six months ended June 30, 2020 because their inclusion would have an antidilutive effect.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(16) Stock Plans:

Upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated and, in accordance with the Plan, the form of the Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “Incentive Plan”) was approved and adopted by the Board. The Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee. At June 30, 2021, there were 15,600,000 shares of Common Stock reserved for issuance pursuant to the Incentive Plan and no grants or awards had been made. In July 2021, the Company awarded an aggregate of approximately 5,340,000 unvested restricted stock units (which includes the “target” number of restricted stock units subject to performance conditions granted to certain officers), under the Incentive Plan to certain employees, directors and officers of the Company, subject to satisfaction of the applicable vesting conditions.

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock granted under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2021 (Predecessor)	304	$6.78	$-
Restricted stock granted	-	$-	$-
Restricted stock vested	(41)	$8.23	$-
Restricted stock forfeited	(109)	$8.23	$-
Balance at April 30, 2021 (Predecessor)	154	$5.38	$-
Cancellation of restricted stock	(154)	$-	$-
Balance at April 30, 2021 (Predecessor)	-	$-	$-

Balance at June 30, 2021 (Successor)	-

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2021 was less than $1 million.

(17) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

In May of 2021, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a remeasurement of its other postretirement benefit obligation and a prior service credit of $55 million, which is deferred in “Accumulated comprehensive income” on our consolidated balance sheet for the two months ended June 30, 2021. Refer to Note 18 for further details.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2021 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income (loss)
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net loss	19	(4)	15
Net current-period other comprehensive
income (loss)	289	70	359
Cancellation of Predecessor equity	410	(14)	396

Balance at April 30, 2021 (Predecessor) (1)	$-	$-	$-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income (loss)
before reclassifications	-	42	42
Amounts reclassified from accumulated other
comprehensive loss to net loss	-	(1)	(1)
Net current-period other comprehensive
income (loss)	-	41	41
Balance at June 30, 2021 (Successor) (1)	$-	$41	$41

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2020 (Predecessor) (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	(525)	(15)	(540)
Amounts reclassified from accumulated other
comprehensive loss to net loss	208	(5)	203
Net current-period other comprehensive
income (loss)	(317)	(20)	(337)
Balance at June 30, 2020 (Predecessor) (1)	$(1,001)	$14	$(987)

(1)Pension and OPEB amounts are net of tax of $234 million and $204 million as of January 1, 2021 and 2020, respectively and $14 million and $280 million as of June 30, 2021 and 2020, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
	Successor	Predecessor

	For the two months	For the one month	For the three months	Affected Line Item in the
	ended June 30,	ended April 30,	ended June 30,	Statement Where Net
($ in millions)	2021	2021	2020	Income (Loss) is presented

Amortization of Pension
Cost Items:
Actuarial gains (losses)	$-	$(6)	$(30)
One-time loss on disposal	-	-	(61)
Pension settlement costs	-	-	(56)
	-	(6)	(147)	Income (Loss) before income taxes
Tax impact	-	1	29	Income tax benefit
	$-	$(5)	$(118)	Net income (loss)

Amortization of OPEB
Cost Items:
Prior-service costs	$1	$3	$8
Actuarial gains (losses)	-	(2)	(1)
One-time loss on disposal	-	-	(7)
	1	1	-	Income (Loss) before income taxes
Tax impact	-	-	-	Income tax benefit
	$1	$1	$-	Net income (loss)

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
	Successor	Predecessor

	For the two months	For the four months	For the six months	Affected Line Item in the
	ended June 30,	ended April 30,	ended June 30,	Statement Where Net
($ in millions)	2021	2021	2020	Income (Loss) is presented

Amortization of Pension
Cost Items
Actuarial gains (losses)	$-	$(24)	$(47)
One-time loss on disposal	-	-	(61)
Pension settlement costs	-	-	(159)
	-	(24)	(267)	Income (Loss) before income taxes
Tax impact	-	5	59	Income tax benefit
	$-	$(19)	$(208)	Net income (loss)

Amortization of OPEB
Cost Items
Prior-service costs	$1	$10	$16
Actuarial gains (losses)	-	(5)	(3)
One-time loss on disposal	-	-	(7)
	1	5	6	Income (Loss) before income taxes
Tax impact	-	(1)	(1)	Income tax benefit
	$1	$4	$5	Net income (loss)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 18 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(18) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statement of operations.

The following tables provide the components of total pension benefit cost:

	Successor	Predecessor
	Pension	Pension
	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Components of total pension benefit cost
Service cost	$13	$8	$24
Interest cost on projected benefit obligation	18	8	28
Expected return on plan assets	(31)	(16)	(39)
Amortization of unrecognized loss	-	6	30
Net periodic pension benefit cost	-	6	43
Pension settlement costs	-	-	56
Gain on disposal, net	-	-	(50)
Total pension benefit cost	$-	$6	$49

	Successor	Predecessor
	Pension	Pension
	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Components of total pension benefit cost
Service cost	$13	$32	$49
Interest cost on projected benefit obligation	18	31	58
Expected return on plan assets	(31)	(61)	(89)
Amortization of unrecognized loss	-	24	47
Net periodic pension benefit cost	-	26	65
Pension settlement costs	-	-	159
Gain on disposal, net	-	-	(50)
Total pension benefit cost	$-	$26	$174

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of operations.

As part of fresh start accounting, Frontier revalued its net pension obligation as of April 30, 2021. In revaluating the pension benefit obligation, the assumed discount rate was 3.10% and the assumed rate of return on Plan assets was 7.5%. The discount rate increased compared to the 2.60% used in the December 31, 2020 valuation. This change as well as other changes in assumptions lead to a pension obligation decrease of $328 million.

The value of our pension plan assets increased $79 million from $2,507 million at December 31, 2020 to $2,586 million at April 30, 2021. This increase primarily resulted from contributions of $32 million and investment returns of $78 million, partially offset by benefit payments to participants of $25 million and plan expenses of $6 million.

The value of our pension plan assets increased $61 million from $2,586 million at April 30, 2021 to $2,647 million at June 30, 2021. This increase primarily resulted from investment returns of $76 million, partially offset by benefit payments to participants of $13 million and plan expenses of $2 million.

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

Required pension plan contributions for fiscal year 2020 were approximately $180 million prior to the CARES Act that was passed in March 2020. The CARES Act allowed employers to postpone pension contributions due in 2020 until January 4, 2021. As a result, Frontier elected to defer all of its remaining 2020 fiscal year required contributions of approximately $127 million including additional interest.

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

Incorporating the ARPA pension relief provisions, our pension plan contributions in the fiscal year 2021 are estimated to be $95 million. Frontier made contribution payments of $32 million during the four months ended April 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide the components of total postretirement benefit cost:

	Successor	Predecessor
	Postretirement	Postretirement
	For the two months	For the one month	For the three months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Components of net periodic postretirement benefit cost
Service cost	$3	$2	$5
Interest cost on projected benefit obligation	5	2	8
Amortization of prior service cost (credit)	(1)	(3)	(8)
Amortization of unrecognized (gain) loss	13	2	1
Net periodic postretirement benefit cost	20	3	6
One-time gain on sale	-	-	(24)
Net periodic postretirement benefit cost	$20	$3	$(18)

	Successor	Predecessor
	Postretirement	Postretirement
	For the two months	For the four months	For the six months
	ended June 30,	ended April 30,	ended June 30,
($ in millions)	2021	2021	2020

Components of net periodic postretirement benefit cost
Service cost	$3	$7	$10
Interest cost on projected benefit obligation	5	9	16
Amortization of prior service cost (credit)	(1)	(10)	(16)
Amortization of unrecognized (gain) loss	13	5	3
Net periodic postretirement benefit cost	20	11	13
One-time gain on sale	-	-	(24)
Net periodic postretirement benefit cost	$20	$11	$(11)

As part of fresh start accounting, the Company remeasured its other postretirement benefit obligation as of April 30, 2021. The assumed discount rate for this remeasurement increased from 2.60% to 3.30%, resulting in a reduction of our postretirement benefit obligation of approximately $101 million. As such, the postretirement benefit obligation was reduced from $1,042 million as of December 31, 2020, to $941 million as of April 30, 2021.

In May of 2021, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a remeasurement of its other postretirement benefit obligation and a prior service credit of $55 million, which is deferred in Accumulated comprehensive income for the two months ended June 30, 2021.

The remeasurement resulted in a decrease to the discount rate used to calculate the benefit obligation from 3.30% to 3.20%, resulting in a remeasurement loss of approximately $14 million. As a result of fresh start accounting, Frontier updated its policy to recognize actuarial gains and losses in the period in which they occur. As such, this loss on remeasurement was recorded in Investment and other income, net on our consolidated statement of operations for the two months ended June 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

During the one month and four months of April 30, 2021, we capitalized $1 million and $7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the two months ended June 30, 2021, we capitalized $4 million of pension and OPEB expense. During the three and six months ended June 30, 2020, we capitalized $7 million and $13 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

(19) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities.

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The CAF II program ends, and the Company must complete the CAF II deployment by December 31, 2021.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to these locations by December 31, 2027, with interim target milestones over this period. Beginning in 2022, Frontier will be required to issue letters of credit to the FCC as a condition for amounts awarded. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim. Plaintiffs appealed and the case is pending with the Second Circuit Court of Appeals. Following Frontier’s emergence from bankruptcy, the Second Circuit set a briefing schedule completed in July 2021, with oral argument likely in the fall of 2021. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the initial stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

As part of the sale of the Northwest Operations, Frontier has agreed to indemnify the purchaser for certain customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties included in the purchase agreement. While Frontier intends to comply with its obligations under the purchase agreement, we could be obligated to make payments pursuant to these provisions in the future.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and other matters. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including but not limited to:

•our significant indebtedness, our ability to incur substantially more debt in the future, and covenants in the agreements governing our current indebtedness that may reduce our operating and financial flexibility;

•our ability to successfully implement strategic initiatives, including our fiber buildout and other initiatives to enhance revenue and realize productivity improvements;

•competition from cable, wireless and wireline carriers, satellite, fiber “overbuilders” and over the top companies, and the risk that we will not respond on a timely or profitable basis;

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

•our ability to retain or attract new customers and to maintain relationships with customers, including wholesale customers;

•our reliance on a limited number of key supplies and vendors;

•declines in revenue from our voice services, switched and nonswitched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

•our ability to secure, continue to use or renew intellectual property and other licenses used in our business;

•our ability to hire or retain key personnel;

•our ability to dispose of certain assets or asset groups or to make acquisition of certain assets on terms that are attractive to us, or at all;

•the effects of changes in the availability of federal and state universal service funding or other subsidies to us and our competitors and our ability to obtain future subsidies;

•our ability to meet our CAF II and RDOF obligations and the risk of penalties or obligations to return certain CAF II and RDOF funds;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

•the effects of changes in accounting policies or practices;

•our ability to successfully renegotiate union contracts;

•the effects of increased medical expenses and pension and postemployment expenses;

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules and/or the value of our pension plan assets;

•the likelihood that our historical financial information may no longer be indicative of our future performance; and our implementation of fresh start accounting;

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

•risks associated with our emergence from the Chapter 11 Cases, including, but not limited to: the continuing effects of the Chapter 11 Cases on us and our relationships with our suppliers, customers, service providers or employees and changes in the composition of our board of directors and senior management;

•volatility in the trading price of our common stock, which has a limited trading history;

•substantial market overhang from the common stock issued in the Reorganization;

•certain provisions of Delaware law and our certificate of incorporation that may prevent efforts by our stockholders to change the direction or management of our company;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•certain other factors set forth in our other filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. You should consider these important factors, as well as the risks described in this report on Form 10-Q and other filings with the SEC, in evaluating any statement in this report or otherwise made by us or on our behalf. Please refer to the Risk Factors included in Item 1A. of this report on Form 10-Q.

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

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of our Business

Frontier Communications Parent, Inc. (“Frontier” or the “Company”) offers a variety of broadband and communications services over our fiber-optic and copper networks in the United States, with approximately 3.5 million customers, 2.8 million broadband customers and approximately 16,000 employees, operating in 25 states as of June 30, 2021. We offer a broad portfolio of communications services for consumer and business and wholesale customers. These services which include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions, are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

Emergence from Bankruptcy

On April 14, 2020, Frontier Communications Corporation (“Old Frontier”) and its subsidiaries (collectively, the “Company Parties” or the “Debtors” and, as reorganized pursuant to the Plan, the “Reorganized Company Parties” or the “Reorganized Debtors”) entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain of its noteholders (the “Consenting Noteholders”) to facilitate the financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties. In connection therewith, on the Petition Date, the Company Parties commenced the Chapter 11 Cases in Bankruptcy Court.

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

On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan.

On the Effective Date, the remaining conditions precedent to the effectiveness of the Plan were satisfied. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan, Old Frontier completed a series of transactions pursuant to which it transferred all of its assets in a taxable sale to an indirectly wholly owned subsidiary of Frontier, prior to winding down its business. In addition, the Company entered into a series of transactions (the “Reorganization”) through which Frontier’s debt was reduced by approximately $11 billion. The Reorganization involved, among others (i) the restructuring of Frontier’s indebtedness by (A) converting its DIP to Exit Term Credit Agreement into an Amended and Restated Credit Agreement, incorporating an exit term loan facility in an aggregate principal amount of $1,475 million after giving effect to the New Incremental Commitment (the “Exit Term Loan Facility”) and an exit revolving facility in the aggregate principal amount of $625 million (the “Exit Revolving Facility”), (B) issuing $750 million aggregate principle amount of 5.875% Second Lien Secured Notes (the “Takeback Notes”) to holders of claims related to Old Frontier’s unsecured notes, in partial satisfaction thereof; (C) assuming the obligations under the DIP-to-Exit Notes; (D) the cancellation of certain pre-petition obligations, and (E) issuing 244,401,000 shares of common stock that were transferred to holders of claims related to Old Frontier’s unsecured notes, in partial satisfaction thereof.

All of the existing equity of Old Frontier was canceled on the Effective Date pursuant to the Plan of Reorganization.

Beginning on the Effective Date, we applied fresh start accounting in accordance with ASC 852, Reorganizations, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization, the consolidated financial statements after May 1, 2021 are not comparable with the consolidated financial statements on or prior to that date. Significant impacts to our results due to accounting policy changes have been discussed further in the related narrative discussions that follow. Additionally, Refer to Note 4, "Fresh Start Accounting," to our Consolidated Financial Statements for further details.

Executive Summary

Upon emergence from bankruptcy and consummation of Plan, Frontier’s debt was reduced by approximately $11 billion, providing significant financial flexibility to accelerate transformation, invest in infrastructure, and drive operational efficiencies.

Fiber Investment Focus

We are pursuing plans to extend our fiber network to meet the increased demand for data from both our consumer and business customers. We are prioritizing these build outs to target projects which we estimate will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan. At June 30, 2021, our network passed approximately 15 million locations. We increased our 2021 fiber build target and now expect to pass approximately 600,000 new locations this year, resulting in approximately 4 million fiber locations passed by the end of 2021. In addition, we are targeting an additional 6 million locations for fiber expansion through 2025.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the Non-GAAP combined financial results for the three and six months ended June 30, 2021 as compared to the financial results excluding the impact of the Northwest operations for the three and six months ended June 30, 2020.

Customer counts, ARPC, and Consumer Customer Churn

	As of or for the three months ended June 30,
(Customer, Subscriber, and Employee Metrics in thousands)	2021(2)	2020 (3)	% Change

Customers (4)
Consumer	3,196	3,342	(4)%
Business (1)	313	344	(9)%
Total	3,509	3,686	(5)%

Consumer Customer Metrics (4)
Net customer additions (losses)	(38)	(32)	19%
ARPC	$85.65	$87.22	(2)%
Customer Churn	1.54%	1.63%	(6)%

Broadband Customer Metrics (1) (4)
Fiber Broadband
Consumer customers	1,263	1,223	3%
Business customers	95	93	2%
Consumer net customer additions	12	7	71%
Consumer customer churn	1.53%	1.52%	1%
Consumer customer ARPU	$63.10	$56.92	11%
Copper Broadband
Consumer customers	1,297	1,401	(7)%
Business customers	143	164	(13)%
Consumer net customer additions	(30)	(18)	67%
Consumer customer churn	1.67%	2.03%	(18)%
Consumer customer ARPU	$44.80	$41.93	7%

Other Metrics
Employees	16,005	16,420	(3)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

		For the six months ended June 30,
	(Customer, Subscriber, and Employee Metrics in thousands)	2021(2)	2020 (3)	% Change

	Consumer Customer Metrics (4)
	Net customer additions (losses)	(68)	(71)	(4)%
	ARPC	$86.34	$87.87	(2)%
	Customer Churn	1.49%	1.74%	(14)%

	Broadband Customer Metrics (1) (4)
	Fiber Broadband
	Consumer net customer additions	25	17	47%
	Consumer customer churn	1.47%	1.73%	(15)%
	Consumer customer ARPU	$61.88	$56.89	9%
	Copper Broadband
	Consumer net customer additions	(52)	(41)	27%
	Consumer customer churn	1.65%	2.20%	(25)%
	Consumer customer ARPU	$43.98	$41.55	6%

(1)	Amounts presented exclude related metrics for our wholesale customers
(2)	Amounts represent activity related to both the Predecessor and Successor company on a combined basis.
(3)	Amounts have been adjusted to exclude the impact of our Northwest Operations.
(4)	Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

Consumer Customers

For the three and six months ended June 30, 2021, Frontier lost 38,000, or 1%, and 68,000, or 2%, of our consumer customers compared to 32,000, or 1%, and 71,000 or 2%, for the three and six months ended June 30, 2020. This includes net losses of our consumer broadband customers of approximately 18,000, or 1% and 27,000, or 1% during those same periods. Customer losses were driven by reductions in our copper broadband customers, offset by net additions of fiber broadband customers.

Additionally, we lost 7% and 13% of our consumer video customers and 3% and 6% of our consumer voice customers during the three and six months ended June 30, 2021, respectively. These trends are indicative of the shift in the Company’s strategy to focus primarily on increasing our fiber footprint and away from the acquisition of high cost video customers and packaging voice and video services with our broadband offerings. As of June 30, 2021, 46% of our consumer broadband customers also subscribed to at least one other service offering, a decrease from 53% as of June 30, 2020 and 50% as of December 31, 2020.

Our average monthly consumer customer churn was 1.54% and 1.49% for the three and six months ended June 30, 2021 compared to 1.63% and 1.74% for three and six months ended June 30, 2020. The reductions in customer churn were primarily driven by internal initiatives to increase customer retention and also reflect the impact of COVID-19. The average monthly consumer revenue per customer (consumer ARPC) decreased $1.57 or 2% to $85.65 and decreased $1.53 or 2% to $86.34 for the three and six months ended June 30, 2021 compared to the prior year period, respectively. Fresh start accounting resulted in a $19 million reduction in consumer customer revenue for both the three and six months ended June 30, 2021, which resulted in a lower ARPC. After adjusting for the fresh start impact of approximately $1.89 and $0.94 for the three and six month periods, respectively, consumer ARPC increased by $0.32 and decreased by $0.59, respectively. The increase for the three months ended June 30, 2021 was due to increased fiber and data equipment revenues and the decrease for the six months ended June 30, 2021 was primarily a result of decreased linear video services along with decreased consumer voice services, slightly offset by increased fiber data and data equipment revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Consumer Fiber Broadband

For the three and six months ended June 30, 2021, Frontier added 12,000, or 1%, and 25,000, or 2%, of consumer fiber broadband customers compared to 7,000, or 1%, and 17,000 or 1%, for the three and six months ended June 30, 2020. These increases are a result of the company’s investment strategy focused on building out and improving its fiber network.

Consumer Copper Broadband

For the three and six months ended June 30, 2021, Frontier lost 30,000, or 2%, and 52,000, or 4%, of our consumer copper broadband customers compared to 18,000, or 1%, and 41,000 or 3%, for the three and six months ended June 30, 2020. These decreases are a result of customers shifting to our Fiber Broadband products or finding other alternatives.

Financial Results

We reported operating income of $92 million and $206 million for the month ended April 30, 2021 and for the two months ended June 30, 2021. While the basis of accounting for the predecessor and successor are different as a result of applying fresh start accounting, for purposes of discussing our operating performance that follows we have presented combined Non-GAAP operating income for the three months ended June 30, 2021 which will be compared to operating income for the three months ended June 30, 2020 for the Remaining Properties. The more significant impacts of fresh start accounting that affect comparability are included in the variance analysis that follows.

We reported Non-GAAP operating income of $298 million and operating income of $140 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $158 million. The impact of identified fresh start accounting differences resulted in a $15 million reduction to operating income for the second quarter of 2021 as compared to the prior year. The improvement in our operating results was primarily due to a reduction in loss on disposal and decreased video content costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor

	For the two	For the one	For the three	For the three months ended June 30, 2020
	months ended	month ended	months ended	Consolidated	Northwest	Remaining
($ in millions)	June 30, 2021	April 30, 2021	June 30, 2021	Frontier	Ops (1)	Properties

Data and Internet services	$556	$283	$839	$874	$25	$849
Voice services	283	160	443	523	14	509
Video services	105	54	159	200	3	197
Other	62	30	92	108	3	105
Revenue from contracts
with customers	1,006	527	1,533	1,705	45	1,660
Subsidy and other revenue	55	28	83	96	2	94
Revenue	1,061	555	1,616	1,801	47	1,754

Operating expenses (2):
Network access
expenses	127	66	193	255	4	251
Network related
expenses	269	144	413	430	7	423
Selling, general and
administrative
expenses	269	129	398	407	7	400
Depreciation and
amortization	179	119	298	397	-	397
Loss on disposal of
Northwest Operations	-	-	-	136	-	136
Restructuring costs and
other charges	11	5	16	36	-	36
Total operating expenses	$855	$463	$1,318	$1,661	$18	$1,643

Operating income (loss)	206	92	298	140	29	111

Consumer (3)	543	283	826	904	25	879
Business and wholesale (3)	463	244	707	801	20	781
Revenue from contracts
with customers	1,006	527	1,533	1,705	45	1,660
Subsidy and other revenue	55	28	83	96	2	94
Total revenue	$1,061	$555	$1,616	$1,801	$47	$1,754

(1)Amounts represent the financial results of the Northwest Operations for the three months ended June 30, 2020.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

Non-GAAP

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor	Combined	Predecessor

	For the two	For the four	For the six	For the six months ended June 30, 2020
	months ended	months ended	months ended	Consolidated	Northwest	Remaining
($ in millions)	June 30, 2021	April 30, 2021	June 30, 2021	Frontier	Ops (1)	Properties

Data and Internet services	$556	$1,125	$1,681	$1,806	$102	$1,704
Voice services	283	647	930	1,095	57	1,038
Video services	105	223	328	422	13	409
Other	62	125	187	225	12	213
Revenue from contracts
with customers	1,006	2,120	3,126	3,548	184	3,364
Subsidy and other revenue	55	111	166	186	8	178
Revenue	1,061	2,231	3,292	3,734	192	3,542

Operating expenses (2):
Network access
expenses	127	264	391	541	14	527
Network related
expenses	269	566	835	874	26	848
Selling, general and
administrative
expenses	269	537	806	851	26	825
Depreciation and
amortization	179	506	685	812	-	812
Loss on disposal of
Northwest Operations	-	-	-	160	-	160
Restructuring costs and
other charges	11	7	18	84	-	84
Total operating expenses	$855	$1,880	$2,735	$3,322	$66	$3,256

Operating income (loss)	206	351	557	412	126	286

Consumer (3)	543	1,133	1,676	1,881	102	1,779
Business and wholesale (3)	463	987	1,450	1,667	82	1,585
Revenue from contracts
with customers	1,006	2,120	3,126	3,548	184	3,364
Subsidy and other revenue	55	111	166	186	8	178
Total revenue	$1,061	$2,231	$3,292	$3,734	$192	$3,542

(1)Amounts represent the financial results of the Northwest Operations for the six months ended June 30, 2020.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

Revenue for our consumer and business and wholesale customers was as follows:

	Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Consumer (2)	$826	$879	$(53)	(6)%
Business and wholesale (2)	707	781	(74)	(9)%
Revenue from contracts with customers (1)	1,533	1,660	(127)	(8)%
Subsidy and other revenue	83	94	(11)	(12)%
Total revenue	$1,616	$1,754	$(138)	(8)%

	Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Consumer (2)	$1,676	$1,779	$(103)	(6)%
Business and wholesale (2)	1,450	1,585	(135)	(9)%
Revenue from contracts with customers (1)	3,126	3,364	(238)	(7)%
Subsidy and other revenue	166	178	(12)	(7)%
Total revenue	$3,292	$3,542	$(250)	(7)%

(1)Amounts include approximately $21 million and $16 million and $37 million and $32 million of lease revenue for the three and six months ended June 30, 2021 and 2020, respectively.

(2)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts

We provide services and products for our consumer and business and wholesale customers in each of our markets. We generate revenues primarily through monthly recurring fees or fees based on usage. Revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for expected credit losses.

For the three and six months ended June 30, 2021, we experienced 6% declines in our consumer customer revenues, which were driven by a 4% decrease in the number of customers and a 2% decrease in ARPC. The adoption of fresh start accounting policies resulted in a $19 million net reduction to consumer customer revenue for each of the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2021, we experienced a 9% decline in our business and wholesale revenues, respectively. Of these declines, wholesale revenues decreased by 14% and 10%, driven by lower rates for our network access services charged to our wholesale customers for the three and six months ended June 30, 2021, respectively. Our small and medium business and larger enterprise (SME) revenues, decreased 4% and 7%, primarily as a result of a decline in small business customers for the three and six months ended June 30, 2021, respectively. Our adoption of fresh start accounting policies resulted in a $15 million net reduction to business and wholesale customer revenue for each of the three and six months ended June 30, 2021.

Revenue by product and service type was as follows:

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Data and Internet services	$839	$849	$(10)	(1)%
Voice services	443	509	(66)	(13)%
Video services	159	197	(38)	(19)%
Other	92	105	(13)	(12)%
Revenue from contracts with customers (1)	1,533	1,660	(127)	(8)%
Subsidy and other revenue	83	94	(11)	(12)%
Total revenue	$1,616	$1,754	$(138)	(8)%

	Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Data and Internet services	$1,681	$1,704	$(23)	(1)%
Voice services	930	1,038	(108)	(10)%
Video services	328	409	(81)	(20)%
Other	187	213	(26)	(12)%
Revenue from contracts with customers (1)	3,126	3,364	(238)	(7)%
Subsidy and other revenue	166	178	(12)	(7)%
Total revenue	$3,292	$3,542	$(250)	(7)%

(1)Amounts include approximately $21 million and $16 million, and $37 million and $32 million of lease revenue for the three and six months ended June 30, 2021 and 2020, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

Approximately two thirds of our Data and Internet services is comprised of Broadband and data services revenues related to our consumer and SME customers, with the remainder being network access revenues. Network access revenues include our data transmission services to high volume business and wholesale customers and other customers with dedicated high capacity circuits including services to wireless providers (wireless backhaul).

For the three and six months ended June 30, 2021, Data and Internet services revenue decreased $10 million and $23 million. For the three and six months ended June 30, 2021, Data and Internet services revenue declined $2 million as a result of the elimination of the deferred installation fee revenue balance with the implementation of fresh start accounting. Adjusting for this fresh start accounting impact, Data and Internet revenue decreased $8 million and $21 million for the three and six months ended June 30, 2021, respectively. This decrease is primarily due to decreased network access revenues, offset by increased broadband and data services revenue. Network access revenues declined 10% and 9%, for the three and six months as result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits. Broadband and data services revenue increased by 5% and 3% for the three and six months ended June 30, 2021 compared to the corresponding period in 2020. This increase was primarily driven by increase fiber broadband revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Voice Services

Voice services include traditional local and long-distance wireline services, data-based Voice over Internet Protocol (VoIP) services, as well as voice messaging services offered to our consumer and business and wholesale customers. Voice services also include the long-distance voice origination and termination services.

For the three and six months ended June 30, 2021 voice revenue decreased $66 million and $108 million, respectively. As a result of the fresh start accounting policy change to account for USF fees on a net basis instead of on a gross basis in both revenue and expense, voice services revenue was lower by $28 million for the three and six months ended June 30, 2021. Adjusting for this change in accounting policy, voice revenue decreased $38 million and $80 million for the three and six months ended June 30, 2021, respectively. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

Video Services

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, and through Dish satellite TV services.

For the three and six months ended June 30, 2021 video service revenue decreased $38 million and $81 million, respectively. As a result of the fresh start accounting policy change to account for certain surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, video services revenue was lower by $5 million for the three and six months ended June 30, 2021. Adjusting for this change in accounting policy, video services revenue decreased $33 million and $76 million for the three and six months ended June 30, 2021, respectively. These declines were primarily driven by linear video customer losses, partially offset by price increases.

Other

Other customer revenue includes switched access revenue and sales of Customer Premise Equipment (CPE) to our business customers and directory services. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

For the three and six months ended June 30, 2021, other customer revenue decreased $13 million and $26 million, respectively. As a result of the fresh start accounting policy changes to classify the provision for bad debt as an expense instead of as a reduction to revenue, other customer revenue is $7 million higher for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2021, other customer revenue declined $6 million as a result of the elimination of the deferred installation fee revenue balance with the implementation of fresh start accounting. Excluding these impacts of fresh start accounting, other customer revenue decreased $14 million and $27 million for the three and six months ended June 30, 2021, respectively. These decreases were primarily driven by reductions in late payment fees, early termination fees and reconnect fees.

Subsidy and other revenue

Subsidy and other revenue decreased $11 million and $12 million for the three and six months ended June 30, 2021, primarily due to $10 million of transition service revenue in 2020 related to the disposal of our Northwest Operations that was discontinued in the fourth quarter of 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

NETWORK ACCESS EXPENSES

Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Network access expenses	$193	$251	$(58)	(23)%

Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Network access expenses	$391	$527	$(136)	(26)%

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

For the three and six months ended June 30, 2021, network access expense decreased $58 million and $136 million, respectively. As result of the fresh start accounting policy change to account for USF fees on a net basis instead of on a gross basis in both revenue and expense, network access expense was $35 million lower for the three and six months ended June 30, 2021. Adjusting for this change in accounting policy, network access expense decreased $23 million and $101 million for the three and six months ended June 30, 2021, respectively. These decreases are driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs.

NETWORK RELATED EXPENSES

Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Network related expenses	$413	$423	$(10)	(2)%

Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Network related expenses	$835	$848	$(13)	(2)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Network related expenses include expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network. For the three and six months ended June 30, 2021, Network related expenses were relatively flat.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$398	$400	$(2)	(1)%

Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Selling, general and
administrative expenses	$806	$825	$(19)	(2)%

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

For the three and six months ended June 30, 2021, SG&A expenses decreased $2 million and $19 million, respectively. As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense instead of as a reduction to revenue, SG&A expenses were $7 million higher for the three and six months ended June 30, 2021. Additionally, we have expensed $10 million of certain administrative items that were previously capitalized by the predecessor. Adjusting for these fresh start accounting changes, SG&A expenses decreased $19 million and $36 million for the three and six months ended June 30, 2021, respectively. These decreases were driven by reduced property taxes and lower headcount, partially offset by higher professional services and recruiting fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Pension and OPEB costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total consolidated pension and OPEB service costs for the three and six months ended June 30, 2021 and 2020 were as follows:

	Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Pension/OPEB Service Costs	$26	$29	$(3)	(10)%
Less: costs capitalized into
capital expenditures	(5)	(6)	1	(17)%

Net pension/OPEB costs	$21	$23	$(2)	(9)%

	Non-GAAP
	Combined	Predecessor

	For the six	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Pension/OPEB Service Costs	$55	$59	$(4)	(7)%
Less: costs capitalized into
capital expenditures	(11)	(13)	2	(15)%

Net pension/OPEB costs	$44	$46	$(2)	(4)%

DEPRECIATION AND AMORTIZATION EXPENSE

	Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Depreciation expense	$226	$314	$(88)	(28)%
Amortization expense	72	83	(11)	(13)%
Depreciation and
Amortization expense	$298	$397	$(99)	(25)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Depreciation expense	$534	$630	$(96)	(15)%
Amortization expense	151	182	(31)	(17)%
Depreciation and
Amortization expense	$685	$812	$(127)	(16)%

The decrease in depreciation expense for the three and months ended June 30, 2021 was primarily driven by lower asset bases as result of the valuation of our fixed assets determined in fresh start accounting, refer to Note 4.

The decrease in amortization expense for the three and six months ended June 30, 2021 was due to the Predecessor’s accelerated method of amortization related to our acquired customer bases, slightly offset by higher valuation of our intangible assets for the Successor determined in fresh start accounting.

LOSS ON DISPOSAL OF NORTHWEST OPERATIONS

During the three and six months ended June 30, 2020, Frontier recorded a loss on disposal of $136 million and $160 million associated with the sale of the Northwest Operations.

RESTRUCTURING COSTS AND OTHER CHARGES

Non-GAAP
	Combined	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Restructuring costs and
other charges	$16	$36	$(20)	(56)%

Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Restructuring costs and
other charges	$18	$84	$(66)	(79)%

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Emergence Date, workforce reductions, transformation initiatives, other restructuring expenses.

For three months ended June 30, 2021, Restructuring costs and other charges were comprised of $9 million of consulting and advisory costs related to our balance sheet restructuring activities and $7 million of severance and employee costs resulting from workforce reductions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

For the six months ended June 30, 2021, Restructuring costs and other charges were comprised of $9 million in severance and employee costs resulting from workforce reductions, and, respectively.

For the three months ended June 30, 2020, Restructuring costs and other charges were comprised of $34 million in consulting and advisory costs related to our balance sheet restructuring activities, and $2 million in severance expense.

For the six months ended June 30, 2020, Restructuring costs and other charges were comprised of $72 million in consulting and advisory costs related to our balance sheet restructuring activities, $8 million in costs related to transformation initiatives, and $4 million in severance expense.

Following the filing of the Chapter 11 Cases and prior to emergence, Frontier recorded all consulting and advisory costs related to our balance sheet restructuring in “Reorganization Items, net”.

OTHER NON-OPERATING INCOME AND EXPENSE

The following table represents our Non-GAAP combined financial results for the three and six months ended June 30, 2021 as compared to the financial results of our consolidated operations (including the Northwest Operations) for the three and six months ended June 30, 2020.

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor

	For the two	For the one	For the three	For the three
	months ended	month ended	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	April 30, 2021	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Investment and other loss, net	$(2)	$(1)	$(3)	$(20)	$17	(85)%
Pension settlement	$-	$-	$-	$(56)	$56	(100)%
Reorganization items, net	$-	$4,196	$4,196	$(142)	$4,338	NM
Interest expense	$(62)	$(29)	$(91)	$(160)	$69	(43)%
Income tax benefit (expense)	$43	$(223)	$(180)	$(57)	$(123)	NM
Net income (loss)	$99	$4,481	$4,580	$(181)	$4,761	NM

NM - Not meaningful

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor

	For the two	For the four	For the six	For the six
	months ended	months ended	months ended	months ended	$ Increase	% Increase
($ in millions)	June 30, 2021	April 30, 2021	June 30, 2021	June 30, 2020	(Decrease)	(Decrease)

Investment and other loss, net	$(2)	$1	$(1)	$(15)	$14	(93)%
Pension settlement	$-	$-	$-	$(159)	$159	(100)%
Reorganization items, net	$-	$4,171	$4,171	$(142)	$4,313	NM
Interest expense	$(62)	$(118)	$(180)	$(543)	$363	(67)%
Income tax benefit (expense)	$43	$(136)	$(93)	$(80)	$(13)	NM
Net income (loss)	$99	$4,541	$4,640	$(367)	$5,007	NM

NM - Not meaningful

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Investment and other income (loss), net

The significant decrease in our Investment and other loss, net for the three and six months ended June 30, 2021 was the result a lower net non-operating pension and OPEB expense as compared to the prior year. This decrease was driven by reduced pension expense as a result of the elimination of actuarial losses that were amortized from Accumulated other comprehensive income (loss) prior to emergence, offset by increased OPEB expense including a remeasurement charge of $14 million recognized in May 2021.

Pension settlement

During the six months ended June 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $464 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $56 million and $159 million for the three and six months ended June 30, 2020, respectively.

Reorganization items, net

The Company has incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During the three and six months ended June 30, 2021, Frontier recognized $4,196 million and $4,171 million, respectively, in reorganization items associated with the restructuring of our balance sheet primarily due to the $11 billion gain associated with the cancellation of debt, offset by other adjustments related to emergence and fresh start accounting.

During the three and six months ended June 30, 2020, Frontier incurred $142 million in reorganization costs associated with the restructuring of our balance sheet.

Interest expense

For the three and six months ended June 30, 2021 interest expense decreased $69 million and $363 million, respectively, as compared to the same periods in 2020. The decline in interest expense was primarily driven by reduced interest rates resulting from the refinancing of our secure debt, the unrecorded interest related to our unsecured notes prior to emergence from bankruptcy, and the overall reduction in our principal debt balance. The weighted average interest rate as of June 30, 2021 and 2020 was 5.657% and 8.464%, respectively.

Income tax expense (benefit)

During the four months ended April 30, 2021, the Predecessor recorded an income tax benefit of $136 million on pre-tax income of $4,405 million. The driver for the benefit was the tax effect of fresh start accounting adjustments. During the two months ended June 30, 2021, the successor recorded income tax expense of $43 million on pre-tax income of $142 million. Our effective tax rates for the four months ended April 30, 2021 and the two months ended June 30, 2021 were (3.1%) and 30.3%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

Frontier emerged from the Chapter 11 Cases on the effective date with a new capital structure consisting of significantly lower levels of long-term debt as compared to the Company’s historical debt levels. The reorganization resulted in the elimination of approximately $11 billion of our long-term debt and a corresponding decrease in the capital needed for debt service requirements. Following emergence, we expect that our principal uses of cash and capital resources will be to fund the cost of operations, working capital, and capital expenditures and to fund interest payments on our long-term debt.

Analysis of Cash Flows

As of June 30, 2021, we had unrestricted cash and cash equivalents aggregating $993 million. For the six months ended June 30, 2021, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund payments related to our emergence from Chapter 11 bankruptcy and our cash investing and financing activities, which were primarily capital expenditures.

As of June 30, 2021, we had a working capital surplus of $234 million compared to a $4,486 million deficit at December 31, 2020. The primary driver for the change in the working capital deficit at June 30, 2021 was classification of our long-term debt as current as a result of the Chapter 11 Cases.

	Non-GAAP
	Combined	Predecessor

	For the six	For the six
	months ended	months ended
($ in millions)	June 30, 2021	June 30, 2020

Cash provided by (used for):
Operating activities	$(274)	$950
Investing activities	$(759)	$628
Financing activities	$190	$(37)

Cash Flows from Operating Activities

Non-GAAP combined cash flows used by operating activities increased $1,224 million to ($274) million for the six months ended June 30, 2021 as compared to the corresponding period in 2020. The overall decrease in operating cash flows was primarily the result of payments of excess cash to unsecured senior noteholders and payments of prepetition accounts payable following our emergence from bankruptcy totaling $1,375 million.

We paid $33 million in net cash taxes during the six months ended June 30, 2021 and $1 million in net cash taxes during the six months ended June 30, 2020.

Cash Flows from Investing Activities

Non-GAAP combined cash flows used in investing activities were $759 million for the six months ended June 30, 2021, compared to cash flows provided by investing activities of $628 million for the corresponding period in 2020.

Capital Expenditures

For the six months ended June 30, 2021 and 2020, our Non-GAAP combined capital expenditures were $769 million and $511 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. The driver for the increase in capital expenditure was increased spending for fiber upgrades

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network.

In 2020, we received $1,131 million in proceeds from the sale of our Northwest Operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $227 million to $190 million for the six months ended June 30, 2021 as compared to 2020. The increase is primarily the result of receiving $225 million in proceeds from the exit term loan facility in 2021.

Capital Resources

The Restructuring resulted in a new capital structure with significantly lower levels of long-term debt. Upon emergence, our consolidated long-term debt decreased from approximately $16,769 million to $6,738 million. In the six months ended June 30, 2021, we paid $168 million of cash interest.

In connection with the Restructuring, we paid $1,313 million to Old Frontier’s unsecured senior note holders, $62 million related to prepetition accounts payable and contract cure payments and $22 million for professional fees and other bankruptcy related costs.

We expect that our primary anticipated uses of liquidity will be to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $625 million Exit Revolving Facility (as reduced by $90 million of Letters of Credit.)

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2021, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

Credit Facilities

On the Effective Date, the DIP Term Loan Facility was converted into an exit term loan facility in an aggregate principal amount of $1,475 million after giving effect to the New Incremental Commitment (the “Exit Term Loan Facility”) and the DIP Revolving Facility converted into an exit revolving facility in the aggregate principal amount of $625 million (the “Revolving Facility”) and became subject to the Amended and Restated Credit Agreement.

Term Loan Facility

The Term Loan Facility’s maturity date is October 8, 2027. At the Borrower’s election, the determination of interest rates for the Term Loan Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Term Loan Facility is 3.75% for LIBOR loans or 2.75% with respect to any alternate base rate loan, with a 0.75% LIBOR floor.

Subject to certain exceptions and thresholds, the security package under the Term Loan Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video Services Inc., a Delaware corporation (“Frontier

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Video”), which same assets also secure the First Lien Notes (as defined below). The Term Loan Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes.

The Term Loan Facility includes customary negative covenants for loan agreements of this type, including covenants limiting the Borrower and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for exit loan agreements of this type.

The Term Loan Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, upon the conversion date, unstayed judgments in favor of a third-party involving an aggregate liability in excess of a certain threshold, change of control, upon the conversion date, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral.

Revolving Facility

The $625 million Revolving Facility will be available on a revolving basis until April 30, 2025. At the Borrower’s election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% LIBOR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to $90 million of letters of credit previously outstanding, the Borrower has $535 million of available borrowing capacity under the Exit Revolving Facility.

The Revolving Facility includes customary negative covenants for loan agreements of this type, including covenants limiting the Borrower and its restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

The Revolving Facility also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

Takeback Notes

On April 30, 2021, we issued $750 million aggregate principal amount of 5.875% Second Lien Secured Notes (the “Takeback Notes”) pursuant to an indenture, dated as of April 30, 2021 (the “Takeback Notes Indenture”), by and among the Company, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee (in such capacity, the “Trustee”) and as collateral agent (in such capacity, the “Collateral Agent”). At Old Frontier’s direction, the Takeback Notes were issued to holders of claims arising under, derived from, based on, or related to the unsecured notes issued by Old Frontier in partial satisfaction of such claims. The Takeback Notes are secured by a second-priority lien, subject to permitted liens, by all the assets that secure our obligations under the Term Loan Facility, the Revolving Facility and the Notes (as defined below). The Takeback Notes bear interest at a rate of 5.875% per annum and will mature on November 1,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

2029. Interest on the Takeback Notes will be payable to holders of record semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2021.

We may redeem the Takeback Notes at any time, in whole or in part, prior to their maturity. The redemption price for Takeback Notes redeemed before November 1, 2024 will be equal to 100% of the aggregate principal amount of such notes being redeemed, together with any accrued and unpaid interest, if any, to, but not including, the redemption date, plus the applicable make-whole premium. The redemption price for Takeback Notes redeemed on or after November 1, 2024 will be equal to the redemption prices set forth in the Takeback Notes Indenture, together with any accrued and unpaid interest to the redemption date. At any time before April 1, 2024, we may redeem up to 40% of the Takeback Notes using the proceeds of certain equity offerings at a redemption price equal to 105.875% of the aggregate principal amount thereof, together with any accrued and unpaid interest, if any, to, but not including, the redemption date.

In the event of a change of control triggering event, each holder of Takeback Notes will have the right to require the Company to purchase for cash such holder’s Takeback Notes at a purchase price equal to 101% of the principal amount of the Takeback Notes, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The Takeback Notes Indenture contains customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the Takeback Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The Takeback Notes Indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Takeback Notes to become or to be declared due and payable.

First and Second Lien Notes

In connection with the DIP financing, (a) on October 8, 2020, Old Frontier issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the “First Lien Notes due October 2027”) and (b) on November 25, 2020, Old Frontier issued (i) $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the “First Lien Notes due May 2028” and, together with the First Lien Notes due October 2027, the “First Lien Notes”) and (ii) $1,000 million aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the “Second Lien Notes” and, together with the First Lien Notes, the “Notes”).

The First Lien Notes due October 2027 were issued pursuant to an indenture, dated as of October 8, 2020 (the “2027 First Lien Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent, and Wilmington Trust, National Association, as trustee. The First Lien Notes due May 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the “2028 First Lien Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, a national banking association, as trustee. The Second Lien Notes were issued pursuant to an indenture, dated as of November 25, 2020 (the “Second Lien Indenture” and, together with the 2027 First Lien Indenture and the 2028 First Lien Indenture, the “Indentures” and each an “Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

These indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On the Effective Date, in accordance with the Indentures and the Plan, the New Frontier Issuer entered into supplemental indentures (the “Supplemental Indentures”), in each case with Wilmington Trust, National Association, as trustee, and assumed the obligations under each series of the Notes and each of the Indentures.

The First Lien Notes are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities on a first-priority basis and pari passu with its senior secured credit facilities.

The Second Lien Notes are secured second-priority basis junior to the senior secured credit facilities and the First Lien Notes, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under its senior secured credit facilities and First Lien Notes on a second-priority basis junior to its secured credit facilities and First Lien Notes.

Net Operating Losses

In connection with the Company’s emergence from bankruptcy, the Company consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the NOLs were utilized in offsetting gains from the disposition, certain of the NOLS were extinguished as part of attribute reduction and certain subsidiary NOLS were carried over. Under Section 338(h)(10) of the Code, Predecessor and Successor made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in net operating losses on a go forward basis. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Contractual Obligations

Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases, the acceleration of substantially all of our debt, and the application of fresh start accounting, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II term or we are unable to satisfy other FCC CAF Phase II requirements, Frontier would be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Except for the application of fresh start accounting, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

See Note 1, 2, and 3 of the notes to the financial statements for updated accounting policies related to the application of fresh start accounting.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

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

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF), a competitive reverse auction to provide support to serve high cost areas. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020, and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022, in which case, Frontier will be required to complete the buildout to the RDOF locations by December 31, 2027, with interim target milestones over this period.

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

On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules, and California’s network neutrality provisions have gone into effect. It is unclear whether pending or future appeals or regulatory challenges will have any impact on federal or state net neutrality provisions.

On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed (i) not to terminate service to any consumer or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) to waive any late fees that any consumer or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open its Wi-Fi hotspots to any American who needs them. The Keep Americans Connected Pledge expired on June 30, 2020; however, state and federal governments continue to ask companies to aid in pandemic response. Some of the states we operate in have issued executive orders prohibiting the disconnection of services for customers for the length of the state of emergency and/or otherwise restrict the assessment of late fees during the pandemic. While certain customers have taken advantage of COVID-19 related relief programs, as of June 30, 2021, very few had past due balances beyond the point of normal disconnection. Given the unprecedented and evolving nature of the pandemic and the evolving response of multiple levels of government, the impact of potential changes on the Company are not fully known at this time.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The Federal government has undertaken a number of measures to address the ongoing impacts of the COVID-19 pandemic and to facilitate enhanced access to high speed broadband. As part of the Consolidated Appropriations Act of 2021 passed in December 2020, Congress provided $3.2 billion in funding to help support access to broadband services. In furtherance of this objective, the Federal Communications Commission created the Emergency Broadband Benefit to provide an up to $50 (up to $75 on tribal lands) monthly benefit for qualifying low-income consumers to purchase broadband. Frontier is currently participating in the program. In March 2021, Congress also passed the American Rescue Plan Act (“ARPA”) of 2021 which created a new $10 billion Coronavirus Capital Projects Fund that will be available to the states for critical capital projects, including broadband infrastructure products, that directly enable work, education, and health monitoring. The ARPA also dedicated $350 billion to State and Local Coronavirus Fiscal Recovery Funds, which give states and localities the discretion to target a portion of the funding to broadband infrastructure, among many other permissible expenditure categories. Additionally, the President has proposed, and Congress continues to consider, $100 billion in additional funding for broadband infrastructure and adoption programs. Frontier cannot say at this time whether the federal government, states, and localities will use these funds in ways that may benefit Frontier or create additional competition in any of our markets. The ARPA also included $7.2 billion in funding for schools and libraries (the Emergency Connectivity Fund) that will provide support for connectivity that enables remote learning. The FCC has established rules prioritizing funding for on-campus services and devices, and Frontier does not know the impact this program may have, if any, at this point in time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2021, 78% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2021. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of June 30, 2021, our discount rate utilized in calculating our benefit plan obligation was 3.10%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 22% of our outstanding borrowings at June 30, 2021 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

At June 30, 2021, the fair value of our debt was estimated to be approximately $7,105 million, based on quoted market prices, our overall weighted average borrowing rate was 5.657% and our overall weighted average maturity was approximately eight years. As of June 30, 2021, prior to the filing of the Chapter 11 Cases, there had been no significant change in the weighted average maturity applicable to our obligations since December 31, 2020. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2021 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $79 million from $2,507 million at December 31, 2020 to $2,586 million at April 30, 2021. This increase primarily resulted from contributions of $32 million and investment returns of $78 million, partially offset by benefit payments to participants of $25 million and plan expenses of $6 million.

The value of our pension plan assets increased $61 million from $2,586 million at April 30, 2021 to $2,647 million at June 30, 2021. This increase primarily resulted from investment returns of $76 million, partially offset by benefit payments to participants of $13 million and plan expenses of $2 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2021, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first six months of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock either in or traceable to Frontier’s offerings of common and preferred stock conducted on or about June 2, 2015 and June 8, 2015. The complaint asserted, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 thereunder, Section 20(a) of the Exchange Act and Sections 11 and 12 of the Securities Act of 1933, as amended (the Securities Act), in connection with certain disclosures relating to the CTF Acquisition. The complaint sought, among other things, damages and equitable and injunctive relief. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint. The District Court dismissed with prejudice a number of claims and with respect to certain other claims that were not dismissed with prejudice, Plaintiffs were permitted to seek the court’s permission to refile. On May 10, 2019, Plaintiffs filed a motion for leave to amend along with a proposed amended complaint that is narrower in scope than the dismissed complaint. On March 24, 2020, the court denied plaintiffs’ motion for leave to amend, finding that they had not pled a viable claim. Plaintiffs appealed and the case is pending with the Second Circuit Court of Appeals. Following Frontier’s emergence from bankruptcy, the Second Circuit set a briefing schedule completed in July 2021, with oral argument likely in the fall of 2021. We continue to dispute the allegations and intend to vigorously defend against such claims. In addition, shareholders have filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint and allege against current and former officers and directors of the Company (i) breach of fiduciary duty claims for disseminating false and misleading information to shareholders, failure to manage internal controls, and failure to oversee and manage the company; (ii) unjust enrichment and waste of corporate assets claims; and (iii) violations of Section 14(a) of the Exchange Act for the false and misleading statements. We also dispute the allegations in the derivative complaints described above and intend to vigorously defend against such claims. Given that all of these matters are in the initial stages of litigation, we are unable to estimate a reasonably possible range of loss, if any, that may result.

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

Item 1A. Risk Factors

The following risk factors update and replace the risk factors disclosed under the caption “Risk Factors”, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward-Looking Statements,” any of which could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this annual report. The risks and uncertainties described below are not the only ones facing Frontier. Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, such as general economic conditions, may also adversely affect our business and operations.

PART II. OTHER INFORMATION

Risks Related to Our Indebtedness

We have a significant amount of indebtedness and we may still be able to incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.

As of June 30, 2021, we have indebtedness of approximately $7 billion of which approximately $6 billion is secured. We may also be able to incur substantial additional indebtedness in the future. Although the terms of the agreements currently governing our existing indebtedness restrict our and our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

The potential significant negative consequences on our financial condition and results of operations that could result from our substantial debt include:

•limitations on our ability to obtain additional debt or equity financing on favorable terms or at all;

•instances in which we are unable to comply with the covenants contained in our indentures and credit agreement or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

•the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flows available for other purposes, including capital expenditures that would otherwise improve our competitive position, results of operations or stock price;

•requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications industry;

•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our indebtedness that bears interest at variable rates, as well as to catastrophic events; and

•the possibility of our being put at a competitive disadvantage with competitors who, relative to their size, do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

In addition, our First Lien Notes, Second Lien Notes and Takeback Notes, as well as our subsidiary indebtedness are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners can be negatively impacted if they deem us a credit risk as a result of our credit rating.

The agreements governing our current indebtedness contain various covenants that impose restrictions on us and certain of our subsidiaries that may reduce our operating and financial flexibility and we may not be able to satisfy our obligations under these or other, future debt arrangements.

We face significant operational and industry challenges. Pressures on our business are resulting in a continued deterioration in revenue and liquidity and there is a lower outlook for our industry as a whole. While we have undertaken initiatives to strengthen our business, we have experienced significant challenges in achieving improvements in revenue and customer trends.

PART II. OTHER INFORMATION

The agreements governing our existing indebtedness contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•incur additional debt and issue preferred stock;

•incur or create liens;

•redeem and/or prepay certain debt;

•pay dividends on our stock or repurchase stock;

•make certain investments;

•engage in specified sales of assets;

•enter into transactions with affiliates; and

•engage in consolidation, mergers and acquisitions.

In addition, the exit facilities require us to comply with specified financial ratios, including a maximum first lien coverage ratio. Any future indebtedness may also require us to comply with similar or other covenants.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operations.

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the notes.

Frontier is primarily a holding company and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. The operating results of our subsidiaries at any given time may not be sufficient to make dividends, distributions or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these dividends, distributions and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory or contractual restrictions. Some state regulators have imposed, and others may consider imposing, on regulated companies, that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

We made contributions of $64 million and $166 million to our pension plan in 2020 and 2019, respectively, and we expect to continue to make contributions in future years. Required pension plan contributions for the fiscal year 2020 were approximately $180 million, including interest owed on contribution deferrals. Certain provisions of the CARES Act permit employers to postpone making pension contributions due in 2020 until January 4, 2021 and we postponed the remaining 2020 contributions of approximately $147 million, in the aggregate, as permitted by the CARES Act. We received from the IRS a waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the pension plan year beginning January 1, 2020. With this waiver, we will spread the 2020 contribution, determined as of January 1,

PART II. OTHER INFORMATION

2020 (approximately $127 million in total), over the five subsequent plan years, in addition to the minimum contributions owed for those plan years. In addition, in March 2021, Congress passed the American Rescue Plan Act, or ARPA, which includes certain pension funding relief for plan sponsors.

Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. The deferrals described above do not reduce our overall contribution obligations. Any future contribution to our pension plan could be material and could have a material adverse effect on our liquidity by reducing cash flows.

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

Risks Related to our Emergence from Bankruptcy

The ongoing effects of the Chapter 11 Cases, including the risks and uncertainties associated with bankruptcy, may harm our business following emergence.

We have only recently emerged from bankruptcy. Our senior management has been required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. Risks associated with emergence from bankruptcy include our ability to maintain our relationships with our suppliers, service providers, regulators, customers, employees, and other third parties; and our ability to maintain contracts that are critical to our operations.

Our historical financial information may not be indicative of our future financial performance as a result of the implementation of the Plan.

Our capital structure was significantly altered under the Plan. Upon emergence from bankruptcy, we adopted fresh-start accounting in accordance with ASC 852, Reorganizations. Under fresh-start accounting rules that apply to us upon the Effective Date, our assets and liabilities have been adjusted to fair value and our accumulated deficit has been restated to zero. In addition, we have adopted certain accounting policy changes as part of fresh-start accounting and such policies could result in material changes to our financial reporting and results. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 are not comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. As a result, investors should not rely on these results as indicative of our future performance.

There can be no assurance as to the effect that our bankruptcy and emergence from Chapter 11 will have on our relationships with our business partners.

There can be no assurance as to the effect that our bankruptcy and emergence from Chapter 11 will have on our ongoing relationships with our suppliers, customers, service providers or employees. To the extent that any of these events result in the tightening of payment or credit terms, increases in the price of supplied goods, or the loss of one or more major customers, service providers or key employees, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.

PART II. OTHER INFORMATION

Upon emergence from bankruptcy, the composition of our Board of Directors and our management team changed significantly.

The composition of our senior management team has changed significantly during 2021. Nick Jeffery became Chief Executive Officer as of March 4, 2021 and since that time we have hired a new Chief Financial Officer, a new Chief Network Officer, a new head of our Consumer business and a new Chief People Officer, in addition to other key hires. The composition of our management team may continue to change significantly. Qualified individuals are in high demand and we may incur significant costs to attract them. The loss of other key employees or unexpected changes in the composition of our management team could materially and adversely affect our ability to execute our strategy and implement operational initiatives which could have a material and adverse effect on our financial condition, liquidity and results of operations.

In addition, upon emergence from bankruptcy, the composition of our board of directors changed significantly. Our current directors have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors during bankruptcy and current board of directors may have different views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

Risks Related to Our Business

If our fiber build out or other initiatives to increase our revenues, profitability and cash flows are unsuccessful, our financial position and results of operations will be negatively and adversely impacted.

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and borrowing under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, and fund our pension and other employee benefit obligations. We continue to experience revenue declines as compared to prior years. We have undertaken, and expect to continue to undertake, programs and initiatives with the objective of improving revenues, profitability, and cash flows by enhancing our operations and customer service and support processes. In particular, under our fiber expansion plan we intend to grow our fiber network and optimize our existing copper network at attractive IRRs in order to increase our revenues and customer trends, and in turn increase our profitability and cash flows. These programs and initiatives require significant resources and may divert attention from ongoing operations and other strategic initiatives. Despite similar efforts in the past, we have historically experienced significant challenges in achieving improvements in revenue and customer trends.

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

The effects of COVID-19, including its impact on market conditions, may adversely impact our business and hinder our fiber expansion plans.

The outbreak of COVID-19 and the resulting economic downturn adversely affected the financial markets and the economy more generally, which could adversely impact our business. As of June 30, 2020, the markets remain volatile and the economic outlook remains uncertain.

While overall the operational and financial impacts to our business of the COVID-19 pandemic for the six months ended June 30, 2021 were not significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our business and

PART II. OTHER INFORMATION

our results of operations. We have experienced a slowdown in service activations and an increase in deactivations for our SMB customers; to date, these negative impacts have been partially offset by higher consumer activations and lower churn, but there can be no assurance they will continue to be offset. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our consumer broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

Our response to COVID-19 has included several operational safety precautions such as limiting our product offerings in certain markets for certain periods and, for some time, not allowing our field service employees to enter a customer’s home. Through June 30, 2021, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, particularly those vendors operating outside of the United States, have been more greatly impacted which has affected our service levels and distribution of work, and resulted in disruptions to our supply chain or other aspects of our business. Any significant shortages or delays in our supply chain relating to our fiber expansion project may adversely impact our ability to reach our fiber expansion targets on budget and on time.

In addition, we may rely on the equity and debt capital markets in order to finance all or a portion of our fiber expansion plan. Adverse capital market conditions related to COVID-19 (or otherwise) could make it more difficult or expensive, or even infeasible, to finance the fiber expansion through the use of one or more capital market financing transactions.

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

The communications industry is very competitive, and some of our competitors have superior resources which may place us at a disadvantage.

We face competition in every aspect of our business. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include CLECs, Internet service providers, wireless companies, OTT, VoIP providers, fiber and other “overbuilders” and cable companies, some of which may be subject to less regulation than we are. These entities may provide services competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our markets that are competitive with or superior to our copper-based networks in those markets. Several competitors were successful bidders in the RDOF auction in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless, cable and other providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

Some of our competitors have market presence, engineering, technical, marketing and financial capabilities which are substantially greater than ours. In addition, some of these competitors have less debt and are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, including leading edge technologies such as artificial intelligence, machine learning and various types of data science, as well as take advantage of acquisition and other

PART II. OTHER INFORMATION

opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

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

In addition, enhancements to product offerings may influence our customers to consider other service providers, such as cable operators or wireless providers. We may be unable to attract new or retain existing customers from cable companies due to their deployment of enhanced broadband and VoIP technology. In addition, new capacity services for broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas. Any resulting inability to attract new or retain existing customers could adversely impact our business and results of operations in a material manner.

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

PART II. OTHER INFORMATION

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

We have substantial business relationships with other communications carriers for which we provide service. While we seek to maintain and grow our business with these customers, we face significant competition for this wholesale business. If we fail to maintain our grow this business, our revenues and results of operations could be materially and adversely affected.

A significant portion of our workforce is represented by labor unions.

As of June 30, 2021, approximately 70% of our total employees were represented by unions and were subject to collective bargaining agreements. Of this unionized workforce, approximately 70% are covered by collective agreements that either expire or have been ratified in 2021 and approximately 15% are covered by collective bargaining agreements that expire in 2022. In addition, approximately 15% of the unionized workforce are covered by collective bargaining agreements that are on extensions from the dates on which they originally expired in 2019 or 2020.

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

PART II. OTHER INFORMATION

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

In connection with our emergence from bankruptcy, the Plan provided that holders of general unsecured claims, including, but not limited to, litigation claims against us and/or our subsidiaries, had their claims “ride through” the bankruptcy, meaning there was no bar to or discharge of these claims. In particular, litigation claims against us survived the bankruptcy and those claims may be pursued against us on or after the Effective Date. To the extent such claims could have been asserted prior to bankruptcy or arose during the bankruptcy, such claims can be asserted now that we have emerged from bankruptcy. In addition to potential liability for claims asserted against us, we have ongoing obligations to indemnify our former officers and directors and certain underwriters in connection with litigation as we did before the bankruptcy.

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

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce the switched access charge and subsidy revenues we receive.

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

PART II. OTHER INFORMATION

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

On January 30, 2020, the FCC adopted an order establishing the RDOF program. The FCC held the RDOF Phase I auction in the third quarter of 2021. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding on January 1, 2022. The program will not be as favorable to us as the CAF Phase II program, and this program will result in a material reduction in the level of funding that we receive from the FCC under the CAF Phase II program (approximately $332 million in annual support) to approximately $37 million in annual support under RDOF beginning in 2022. Our inability to replace a substantial portion of this reduction, will in turn result in a material reduction in our revenue and operating income, and could have a material adverse effect on our business, financial condition and results of operations.

While we are implementing a number of operational initiatives in order to realize certain cost savings, our ability to achieve such cost savings on a timely basis, or at all, is subject to various risks and assumptions by our management, which may or may not be realized. In addition, our ability to achieve such costs savings is subject to the incurrence of other costs in our operations, which may be material and may offset all or a portion of such cost savings. As a result, we may not be able to realize these anticipated cost savings on a timely basis or at all. Even if we do realize some or all of such cost savings, they may be insufficient to offset any reductions in subsidies or CAF Phase II funding we receive, or our inability to recover USF contributions.

In addition, we are required to contribute to the USF and the FCC allows us to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $193 million of revenue in 2020 and $221 million in 2019. Our inability to recover USF contributions could have a material adverse effect on our business or results of operations.

PART II. OTHER INFORMATION

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

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, including those directed at privacy or service rates, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. Although the FCC has pre-empted state jurisdiction on network neutrality and privacy, many states, including California, have considered or are moving forward with legislation on these or other Internet-related issues. Multiple states have taken executive or legislative action directed at reinstating aspects of the FCC’s 2015 Order. We cannot predict whether the outcome of expected or pending challenges to the FCC’s order or subsequent state actions will prove beneficial or detrimental to our competitive position. It is also unclear the degree to which the outcome of the November 2020 elections may impact federal or state legislative or regulatory action on net neutrality and privacy issues.

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

We are subject to the oversight of certain federal and state regulatory agencies regarding commitments that were made by or imposed on the Company by the regulatory agencies in association with securing federal and state regulatory approval for the Restructuring.

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

PART II. OTHER INFORMATION

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

Risks Related to Our Common Stock

The price of our common stock may be volatile or may decline, which could result in substantial losses for purchasers of our common stock.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which may be outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in the “Risk Factors” section, as well as the following:

•variations in our operating and financial performance and prospects from period to period;

•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•future announcements concerning our business or our competitors’ businesses;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•the composition of our public float, including substantial holdings by former creditors that may wish to dispose of our securities;

•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•market and industry perception of our success, or lack thereof, in pursuing our fiber expansion strategy;

•strategic actions by us or our competitors, such as acquisitions or restructurings;

•changes in laws or regulations which adversely affect our industry or us;

•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in senior management or key personnel;

•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•adverse resolution of new or pending litigation against us; and

•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

PART II. OTHER INFORMATION

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, or the perception in the market that our significant stockholders intend to sell a significant number of their shares.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us.

Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our Company.

Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board, including, but not limited to, the following: action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of our board of directors; and advance notice for all stockholder proposals is required.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to initiate actions that are opposed by our board of directors, including actions to delay or impede a merger, tender offer or proxy contest involving our Company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

If securities or industry analysts do not publish or cease publishing research or reports, or publish unfavorable research or reports, about us, our business or our industry, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry or our competitors. If we do not maintain adequate research coverage or if any of the analysts who may cover us downgrade our stock, publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

General Risks

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

Our success depends in part upon key personnel. We cannot guarantee that our key personnel will not leave or compete with us. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner. The loss, incapacity or unavailability for any reason of key members of our management team could have a material impact on our business.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Upon emergence from the Chapter 11 Cases on April 30, 2021, all equity interests in Frontier outstanding prior to the Effective Date were canceled, released, and extinguished, and we are of no further force or effect and Reorganized Frontier issued a total of 244,401,000 shares of common stock to the holders of existing Senior Notes in partial satisfaction of the allowed Senior Notes claims.

The shares of common stock described above are exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization).

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Frontier Communications Parent, Inc. (incorporated herein by reference to Exhibit 3.1 of Frontier’s Current Report on Form 8-K filed on April 30, 2021).

	3.2	Amended and Restated Bylaws of Frontier Communications Parent, Inc. (incorporated herein by reference to Exhibit 3.2 of Frontier’s Current Report on Form 8-K filed on April 30, 2021).
4.1

Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

	4.2	Form of 5.875% Second Lien Secured Notes due 2029 (included in Exhibit 4.1 hereto).
4.3

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due October 2027 (incorporated herein by reference to Exhibit 4.3 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

4.4

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due May 2028 (incorporated herein by reference to Exhibit 4.4 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

4.5

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the Second Lien Notes (incorporated herein by reference to Exhibit 4.5 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

10.1

Amended and Restated Credit Agreement dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

	10.2	Form of Director Offer Letter (incorporated herein by reference to Exhibit 10.2 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).

PART II. OTHER INFORMATION

10.3	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).
10.4	Form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (incorporated herein by reference to Exhibit 10.4 of Frontier’s Current Report on Form 8-K12G3 filed on April 30, 2021).
10.5

Employment Agreement between the Company and Scott C. Beasley, dated as of May 25, 2021 (incorporated herein by reference to Exhibit 10.1 of Frontier’s Current Report on Form 8-K filed on June 2, 2021).

10.6	Employment Agreement between the Company and Alan Gardner, dated as of May 31, 2021.
10.7	Employment Agreement between the Company and John Harrobin, dated as of May 8, 2021.
10.8	Employment Agreement between the Company and Veronica Bloodworth, dated as of March 29, 2021.
10.9	Transition Agreement between the Company and Sheldon Bruha, dated as of June 10, 2021.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 5, 2021