Form 10-Q
period 2021-09-30
Frontier Communications Parent, Inc.
filed 2021-11-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of October 29, 2021 was 244,408,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2021 (Successor) and December 31, 2020 (Predecessor)	2

Consolidated Statements of Operations for the three months ended September 30, 2021 (Successor), and the three months ended September 30, 2020 (Predecessor)	3

Consolidated Statements of Operations for the five months ended September 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the nine months ended September 30, 2020 (Predecessor)	4

Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2021 (Successor), and the three months ended September 30, 2020 (Predecessor), and the five months ended September 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the nine months ended September 30, 2020 (Predecessor)	5

Consolidated Statements of Equity (Deficit) for the five months ended September 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the nine months ended September 30, 2020 (Predecessor)	6

Consolidated Statements of Cash Flows for the five months ended September 30, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the nine months ended September 30, 2020 (Predecessor)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3. Quantitative and Qualitative Disclosures about Market Risk	74

Item 4. Controls and Procedures	75

Part II. Other Information

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 6. Exhibits	77

Signature	78

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	Successor	Predecessor
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,211	$1,829
Accounts receivable, less allowances of $49 and $130, respectively	452	553
Contract acquisition costs	-	97
Prepaid expenses	94	90
Income taxes and other current assets	30	85
Total current assets	1,787	2,654

Property, plant and equipment, net	8,918	12,931
Other intangibles, net	4,307	677
Other assets	376	533
Total assets	$15,388	$16,795

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$15	$5,781
Accounts payable	583	540
Advanced billings	200	202
Accrued other taxes	208	204
Accrued interest	125	47
Pension and other postretirement benefits	48	48
Other current liabilities	301	318
Total current liabilities	1,480	7,140

Deferred income taxes	372	343
Pension and other postretirement benefits	1,731	2,195
Other liabilities	424	452
Long-term debt	6,996	-
Total liabilities not subject to compromise	11,003	10,130
Liabilities subject to compromise	-	11,565
Total liabilities	11,003	21,695
Equity (Deficit):
Successor common stock, $0.01 par value (1,750,000 shares authorized,
244,407 issued and outstanding at September 30, 2021)	2	-
Predecessor common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,793 outstanding at December 31, 2020)	-	27
Additional paid-in capital	4,114	4,817
Retained earnings (deficit)	225	(8,975)
Accumulated other comprehensive income (loss), net of tax	44	(755)
Treasury common stock	-	(14)
Total equity (deficit)	4,385	(4,900)
Total liabilities and equity (deficit)	$15,388	$16,795

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
	2021	2020

Revenue	$1,576	$1,726

Operating expenses:
Network access expenses	177	226
Network related expenses	413	431
Selling, general and administrative expenses	421	404
Depreciation and amortization	273	392
Restructuring costs and other charges	8	3
Total operating expenses	1,292	1,456

Operating income	284	270

Investment and other loss, net	(37)	(14)
Reorganization items, net	-	(131)
Interest expense (See note 3)	(90)	(121)

Income before income taxes	157	4
Income tax (benefit) expense	31	(11)

Net income	126	15

Basic net earnings per share
attributable to Frontier common shareholders	$0.52	$0.14

Diluted net earnings per share
attributable to Frontier common shareholders	$0.51	$0.14

Total weighted average shares outstanding - basic	244,403	104,526

Total weighted average shares outstanding - diluted	245,667	104,866

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Predecessor
	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
	2021	2021	2020
Revenue	$2,637	$2,231	$5,460

Operating expenses:
Network access expenses	304	264	767
Network related expenses	682	566	1,305
Selling, general and administrative expenses	690	537	1,255
Depreciation and amortization	452	506	1,204
Loss on disposal of Northwest Operations	-	-	160
Restructuring costs and other charges	19	7	87
Total operating expenses	2,147	1,880	4,778

Operating income	490	351	682

Investment and other income (loss), net	(39)	1	(29)
Pension settlement costs	-	-	(159)
Reorganization items, net	-	4,171	(273)
Interest expense (See note 3)	(152)	(118)	(664)
	-
Income (Loss) before income taxes	299	4,405	(443)
Income tax (benefit) expense	74	(136)	(91)
	-
Net income (loss)	225	4,541	(352)

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.92	$43.42	$(3.37)

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.92	$43.28	$(3.37)

Total weighted average shares outstanding - basic	244,402	104,584	104,460

Total weighted average shares outstanding - diluted	245,600	104,924	104,460

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in millions)

(Unaudited)

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
	2021	2020

Net income	$126	$15
Other comprehensive income, net of tax	3	155

Comprehensive income	$129	$170

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
	2021	2021	2020

Net income (loss)	$225	$4,541	$(352)
Other comprehensive income (loss), net of tax	44	359	(182)

Comprehensive income (loss)	$269	$4,900	$(534)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

($ in millions and shares in thousands)

(Unaudited)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at
March 31, 2021 (Predecessor)	106,025	27	4,817	(8,915)	(744)	(1,354)	(15)	(4,830)
Stock plans	-	-	1	-	-	-	-	1
Net income	-	-	-	4,481	-	-	-	4,481
Other comprehensive
income, net of tax	-	-	-	-	348	-	-	348
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at
April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at
April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans	-	-	-	-	-	-	-	-
Net income	-	-	-	99	-	-	-	99
Other comprehensive
loss, net of tax	-	-	-	-	41	-	-	41
Balance at
June 30, 2021 (Successor)	244,401	$2	$4,106	$99	$41	-	$-	$4,248
Stock plans	6	-	8	-	-	-	-	8
Net income	-	-	-	126	-	-	-	126
Other comprehensive
loss, net of tax	-	-	-	-	3	-	-	3
Balance at September 30, 2021 (Successor)	244,407	$2	$4,114	$225	$44	-	$-	$4,385

	For the nine months ended September 30, 2020
					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Total
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance at January 1, 2020	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans	-	-	1	-	-	(143)	-	1
Net loss	-	-	-	(186)	-	-	-	(186)
Other comprehensive
income, net of tax	-	-	-	-	86	-	-	86
Balance at March 31, 2020	106,025	27	4,816	(8,759)	(564)	(1,037)	(13)	(4,493)
Stock plans	-	-	-	-	-	(77)	-	-
Net loss	-	-	-	(181)	-	-	-	(181)
Other comprehensive
income, net of tax	-	-	-	-	(423)	-	-	(423)

Balance at June 30, 2020	106,025	$27	$4,816	$(8,940)	$(987)	(1,114)	$(13)	$(5,097)
Stock plans	-	-	2	-	-	(118)	(1)	1
Net loss	-	-	-	15	-	-	-	15
Other comprehensive
income, net of tax	-	-	-	-	155	-	-	155
Balance at
September 30, 2020	106,025	$27	$4,818	$(8,925)	$(832)	(1,232)	$(14)	$(4,926)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Successor	Predecessor

	For the	For the	For the
	five months	four months	nine months
	ended September 30,	ended April 30,	ended September 30,
	2021	2021	2020

Cash flows provided from (used by) operating activities:
Net income (loss)	$225	$4,541	$(352)
Adjustments to reconcile net income (loss) to net cash
provided from (used by) operating activities:
Depreciation and amortization	452	506	1,204
Pension settlement costs	-	-	159
Stock-based compensation expense	8	(1)	3
Amortization of deferred financing costs	-	-	13
Non-cash reorganization items, net	-	(5,467)	85
Other adjustments	(11)	1	3
Deferred income taxes	68	(148)	(100)
Loss on disposal of Northwest Operations	-	-	160
Change in accounts receivable	65	36	63
Change in accounts payable and other liabilities	149	(168)	334
Change in prepaid expenses, income taxes and other assets	27	46	(80)
Net cash provided from (used by) operating activities	983	(654)	1,492

Cash flows provided from (used by) investing activities:
Capital expenditures	(646)	(500)	(825)
Proceeds from sale of Northwest Operations	-	-	1,131
Proceeds on sale of assets	-	9	7
Other	1	1	2
Net cash provided from (used by) investing activities	(645)	(490)	315

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(8)	(1)	(5)
Proceeds from long-term debt borrowings	-	225	-
Repayment of revolving debt	-	-	(749)
Financing costs paid	-	(4)	(19)
Finance lease obligation payments	(9)	(7)	(18)
Other	-	(16)	-
Net cash provided from (used by) financing activities	(17)	197	(791)

Increase (Decrease) in cash, cash equivalents, and restricted cash	321	(947)	1,016
Cash, cash equivalents, and restricted cash
at the beginning of the period	940	1,887	809
Cash, cash equivalents, and restricted cash at the end of the period	$1,261	$940	$1,825

Supplemental cash flow information:
Cash paid during the period for:
Interest	$121	$84	$548
Income tax payments, net	$27	$9	$6
Reorganization items, net	$-	$1,397	$134

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

For our interim financial statements as of and for the period ended September 30, 2021, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (SEC).

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

Upon application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities, except for deferred income taxes, based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets, see Note 4.

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

d) Impact of COVID-19:

The 2019 novel coronavirus (“COVID-19”) and measures taken to prevent its spread across the globe have impacted our business in several ways. While overall the operational and financial impacts to Frontier of the COVID-19 pandemic as of September 30, 2021 were not significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our suppliers and our results of operations.

In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business. State and federal governments and health authorities, may continue to recommend or mandate measures that could impact our operations.

Frontier’s response to COVID-19 has included comprehensive operational safety precautions for our employees and customers. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes. As a federal contractor of the U.S. government, we are required to comply with the recent executive order mandating employees be fully vaccinated by the required dates. We have implemented a program for our non-union employees to facilitate compliance with these requirements.

Through September 30, 2021, we have not experienced any material disruptions in our supply chain. However, the challenges and continuing uncertainty of the COVID-19 pandemic could result in further impacts to our business and operations, such as disruptions in our supply chain, inflation in pricing for key materials or labor, or other adverse changes. We continue to closely track our customers’ payment activity as well as external factors which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our consumer broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Upfront Fees

All non-refundable upfront fees assessed to our customers provide them with a material right to renew; therefore, they are deferred by creating a contract liability and amortized into “Data and Internet service” for fees charged to our wholesale customers and “Other revenue” for fees charged to all other customers over the average customer life using a portfolio approach.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Taxes, Surcharges and Subsidies

Frontier collects various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other surcharges, from its customers and subsequently remits these taxes to governmental authorities. During the predecessor period, USF and other surcharges amounted to $83 million for the four months ended April 30, 2021, and $58 million and $165 million for the three and nine months ended September 30, 2020.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which is intended to provide long-term support for broadband in high cost unserved or underserved areas. We recognize FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term.

f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $17 million is included in “Other current assets” as of September 30, 2021 and $33 million and $58 million are included in “Other assets” on our consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	Predecessor

	For the four months	For the nine months
	ended April 30,	ended September 30,
($ in millions)	2021	2020

Gain on settlement of liabilities subject to compromise	$5,274	$-
Fresh start valuation adjustments	(1,038)	-
Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	-	(85)
Debtor-in-possession financing costs	(15)	(19)
Professional fees and other bankruptcy related costs	(50)	(169)
Reorganization items, net	$4,171	$(273)

The Company incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations. From the Petition Date to the Effective date, these costs were included in Reorganization items, net on our consolidated statement of operations. For the periods prior to the Petition date and following the Effective Date, these costs were included in Restructuring costs and other charges on our consolidated statement of operations. Refer to Note 12.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after April 30, 2021 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

Reorganization Value

As set forth in the Plan of Reorganization, the enterprise value of the Successor Company was estimated to be between $10.5 billion and $12.5 billion. Based on the estimates and assumptions discussed below, the Company estimated the enterprise value to be $12.5 billion as of the Effective Date. The Company based their enterprise value on projections which included higher capital expenditures to enhance the network and would result in higher revenue and Earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

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

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, through DISH® satellite TV service, and through partnerships with over-the-top (OTT) video providers. Video services also includes pay per view revenues, video on demand, equipment rentals, and video advertising. The Company has made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category. Prior year revenues in the following tables include revenues for the Northwest Operations for the three and nine months ended September 30, 2020 (prior to its disposal):

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Data and Internet services	$834	$838
Voice services	411	500
Video services	149	186
Other	99	103
Revenue from contracts with customers (1)	1,493	1,627
Subsidy and other revenue (2)	83	99
Total revenue	$1,576	$1,726

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Consumer (3)	$800	$865
Business and wholesale (3)	693	762
Revenue from contracts with customers (1)	1,493	1,627
Subsidy and other revenue (2)	83	99
Total revenue	$1,576	$1,726

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Data and Internet services	$1,390	$1,125	$2,644
Voice services	694	647	1,595
Video services	254	223	608
Other	161	125	328
Revenue from contracts with customers (1)	2,499	2,120	5,175
Subsidy and other revenue (2)	138	111	285
Total revenue	$2,637	$2,231	$5,460

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Consumer (3)	$1,343	$1,133	$2,746
Business and wholesale (3)	1,156	987	2,429
Revenue from contracts with customers (1)	2,499	2,120	5,175
Subsidy and other revenue (2)	138	111	285
Total revenue	$2,637	$2,231	$5,460

(1)Lease revenue included in Revenue from contracts with customers was $16 million for the three months ended September 30, 2021, $26 million for the five months ended September 30, 2021, $21 million for the four months ended April 30, 2021, and $16 million and $50 million for the three and nine months ended September 30, 2020, respectively.

(2)Includes $15 million and $25 million in transition services revenue in connection with the divestiture of the Northwest Operations for the three and nine months ended September 30, 2020, respectively.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(13)	(1)
Credits granted, excluding amounts
recognized as revenue	-	-	17	9
Reclassified between current
and concurrent	-	-	1	(1)
Balance at September 30, 2021 (Successor)	$-	$-	$20	$8

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2019 (Predecessor)	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(27)	-	(47)	(10)
Cash received, excluding amounts
recognized as revenue	-	-	64	9
Credits granted, excluding amounts
recognized as revenue	3	-	-	-
Reclassified between current
and concurrent	-	-	1	(1)
Balance at September 30, 2020 (Predecessor)	$13	$8	$59	$19

The unsatisfied obligations for retail customers consist of amounts in advance billings, which are expected to be earned within the following monthly billing cycle. Unsatisfied obligations for wholesale customers are based on a point-in-time calculation and determined by the number of circuits provided and the contractual price. These wholesale customer obligations change from period to period based on new circuits added as well as circuits that are terminated.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Successor
($ in millions)	Revenue from contracts with customers
2021 (remaining three months)	$385
2022	512
2023	323
2024	152
2025	81
Thereafter	121
Total	$1,574

(6) Accounts Receivable:

The components of accounts receivable, net are as follows:

	Successor	Predecessor

($ in millions)	September 30, 2021	December 31, 2020

Retail and wholesale	$424	$608
Other	77	75
Less: Allowance for credit losses	(49)	(130)
Accounts receivable, net	$452	$553

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

The provision for bad debts was $14 million for the four months ended April 30, 2021, and $10 million and $16 million for the three and five months ended September 30, 2021, respectively.

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the five months ended September 30, 2021 was as follows:

($ in millions)	Successor

Balance at April 30, 2021	$-
Provision for bad debt	(16)
Amounts charged to revenue	(30)
Write offs charged against the allowance	1
Other	(4)
Balance at September 30, 2021	$(49)

(7) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

	Successor	Predecessor
($ in millions)	September 30, 2021	December 31, 2020

Property, plant and equipment	$9,232	$27,695
Less: Accumulated depreciation	(314)	(14,764)
Property, plant and equipment, net	$8,918	$12,931

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As of April 30, 2021, as a result of fresh start accounting, we have adjusted our property, plant, and equipment balance to fair value. See Note 4 for additional information.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Depreciation expense	$191	$311

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Depreciation expense	$318	$407	$941

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As a result of fresh start accounting, on the Effective Date, intangible assets and related accumulated amortization of the Predecessor were eliminated. Successor intangible assets were recorded at fair value as of the Effective Date. See Note 4. The balances of these assets as of September 30, 2021 are as follows:

	Successor
	September 30, 2021
	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

Other Intangibles:
Customer Relationships - Business	$800	$(30)	$770
Customer Relationships - Wholesale	3,491	(91)	3,400
Trademarks & Tradenames	150	(13)	137
Total other intangibles	$4,441	$(134)	$4,307

Amortization expense was as follows:

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Amortization expense	$82	$81

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Amortization expense	$134	$99	$263

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

A portion of the proceeds from the sale were held in escrow as recourse for indemnity claims that may arise under the purchase agreement for a period of one year after the sale completion date. During the first and second quarters of 2021, all proceeds previously held in escrow related to indemnification obligations, employee liabilities, and adjustments to working capital were received by the Company and as of September 30, 2021, there are no remaining proceeds held in escrow accounts included in Other current assets.

As of May 28, 2019, the Northwest Operations were included in Frontier’s continuing operations and designated as assets held for sale and liabilities related to assets held for sale and we discontinued recording depreciation on Property, Plant and Equipment and finite-lived intangible assets of this business as required by GAAP. Upon closing of the transaction on May 1, 2020, we derecognized net assets of $1,132 million, including property, plant, and equipment of $1,084 million, goodwill of $658 million, a $603 million valuation allowance on our assets held for sale, and $150 million of defined benefit pension and other postretirement benefit plan obligations, net of transferred pension plan assets.

During the nine months ended September 30, 2020, Frontier recorded a loss on disposal of $160 million, associated with the sale of the Northwest Operations.

(10) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for long-term debt at September 30, 2021 and December 31, 2020. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

In applying fresh start accounting, our debt obligations were recognized at fair value on our consolidated balance sheet as of April 30, 2021, as described further in Note 4.

	Successor		Predecessor
	September 30, 2021		December 31, 2020

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$7,011	$7,070	$16,769	$11,635

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

Interest expense for the four months ended April 30, 2021 recorded on our Predecessor statements of operations was lower than contractual interest of $450 million, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

Interest expense for the three and nine months ended September 30, 2020 recorded on our Predecessor statements of operations was lower than contractual interest of $372 million and $1,116 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The activity in our long-term debt is summarized as follows:

($ in millions)
Principal debt outstanding, December 31, 2020 (Predecessor)	$16,769
Issuance of incremental term loan	225
Issuance of Takeback Notes	750
Conversion of Unsecured Senior Notes	(10,949)
Repayment of long term subsidiary debt at maturity	(1)
Principal debt outstanding, April 30, 2021 (Predecessor)	6,794
Less: Unamortized debt issuance costs	(2)
Less: Unamortized premium (discount)	(39)
Less: Long-term debt due within one year	(15)
Carrying amount of debt, April 30, 2021 (Predecessor)	6,738
Fresh start accounting fair value adjustment	277	(1)
Long-term debt, April 30, 2021 (Predecessor)	$7,015

Principal debt outstanding, April 30, 2021 (Successor)	$6,794
Repayment of long-term debt at maturity	(8)
Principal debt outstanding, September 30, 2021 (Successor)	6,786	(2)
Less: Unamortized fair value adjustment	225
Less: Long-term debt due within one year	(15)
Long-term debt, September 30, 2021 (Successor)	$6,996

(1)Upon emergence, Frontier adjusted the carrying value of our debt to fair value, in accordance with ASC 852. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method. This amortization resulted in $11 million for the five months ended September 30, 2021.

(2)Weighted average interest rate as of September 30, 2021 was 5.658%. Interest rate includes amortization of debt issuance costs and debt discounts. The interest rate at September 30, 2021 represent a weighted average of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our secured and unsecured long-term debt as of September 30, 2021 and December 31, 2020 is as follows:

	Successor		Predecessor
	September 30, 2021		December 31, 2020

	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,468	4.500% (Variable)	$1,250	5.750% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Takeback notes due 11/1/2029	750	5.875%	-
IDRB due 5/1/2030	13	6.200%	14	6.200%
Secured debt issued by Frontier	5,931		4,964

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	-		172	8.500%
Senior notes due 9/15/2020	-		55	8.875%
Senior notes due 7/1/2021	-		89	9.250%
Senior notes due 9/15/2021	-		220	6.250%
Senior notes due 4/15/2022	-		500	8.750%
Senior notes due 9/15/2022	-		2,188	10.500%
Senior notes due 1/15/2023	-		850	7.125%
Senior notes due 4/15/2024	-		750	7.625%
Senior notes due 1/15/2025	-		775	6.875%
Senior notes due 9/15/2025	-		3,600	11.000%
Debentures due 11/1/2025	-		138	7.000%
Debentures due 8/15/2026	-		2	6.800%
Senior notes due 1/15/2027	-		346	7.875%
Senior notes due 8/15/2031	-		945	9.000%
Debentures due 10/1/2034	-		1	7.680%
Debentures due 7/1/2035	-		125	7.450%
Debentures due 10/1/2046	-		193	7.050%
Unsecured debt issued by Frontier	-		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	5	6.154%	6	6.154%
Secured debt issued by subsidiaries	105		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to
liabilities subject to compromise	6,786	5.657% (1)	16,769	8.188% (1)
Less: debt subject to compromise	-		(10,949)
Unamortized fair value adjustment	225		-
Carrying amount of Total debt	$7,011		$5,820

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Credit Agreements

On October 8, 2020, Old Frontier entered into that certain Credit Agreement with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent and collateral agent, and each lender from time to time party thereto (the “DIP to Exit Term Credit Agreement”), which provided for a senior secured superpriority DIP term loan facility in the aggregate principal amount of $500 million (the “Initial DIP Term Loan Facility”). On November 25, 2020, Old Frontier entered into an incremental amendment to the DIP to Exit Term Credit Agreement (the “Incremental DIP Term Loan Amendment”), which provided for an additional senior secured superpriority DIP term loan facility in the aggregate principal amount of $750 million (the “Incremental DIP Term Loan Facility” and, together with the Initial DIP Term Loan Facility, the “DIP Term Loan Facility”). On April 14, 2021, Old Frontier entered into a Refinancing and Incremental Facility Amendment No. 2 (the “Refinancing and Incremental Amendment”), providing for, among other things, an amendment to the Amended and Restated Credit Agreement (as defined below) providing for the New Incremental Commitment (as defined below).

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

Pursuant to the Refinancing and Incremental Amendment, JPM agreed to provide, subject to certain conditions, including emergence from the Chapter 11 Cases, an incremental exit term loan facility in an aggregate principal amount of $225 million (the “New Incremental Commitment”). The New Incremental Commitment replaced the original incremental commitment, with certain of old Frontier’s noteholders and/or their affiliates.

In connection with the emergence from the Chapter 11 Cases, on the Effective Date, Frontier Communications Holdings, LLC, a Delaware limited liability company and indirect subsidiary of the Company (the “Borrower” or the “New Frontier Issuer”, as the case may be) entered into that certain Amended and Restated Credit Agreement with JPM, as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and each lender from time to time party thereto (the “Amended and Restated Credit Agreement”) to amend and restate the DIP to Exit Term Credit Agreement to, among other things, incorporate the DIP Revolving Facility from the DIP to Exit Revolving Credit Agreement, which incorporation resulted in the termination of the DIP to Exit Revolving Credit Agreement. Pursuant to the Amended and Restated Credit Agreement, the DIP Term Loan Facility was converted into an exit term loan facility in an aggregate principal amount of $1,468 million after giving effect to the New Incremental Commitment (the “Term Loan Facility”) and the DIP Revolving Facility converted into an exit revolving facility in the aggregate principal amount of $625 million (the “Revolving Facility”) and became subject to the Amended and Restated Credit Agreement.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Senior Secured Notes

Second Lien Notes due 2030

On October 13, 2021, New Frontier Issuer issued $1.0 billion aggregate principal amount of 6.000% Second Lien Secured Notes due 2030 (the “Second Lien Notes due 2030”) in an offering pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. The Company intends to use the net proceeds of this offering to fund capital investments and operating costs arising from the Company’s fiber build and expansion of its fiber customer base, and for general corporate purposes.

The Second Lien Notes due 2030 were issued pursuant to an indenture, dated as of October 13, 2021 (the “Second Lien 2030 Indenture”), by and among the Issuer, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

Second Lien Notes due May 2029

In connection with the DIP financing, on November 25, 2020, Old Frontier issued $1.0 billion aggregate principal amount of 6.750% Second Lien Secured Notes due May 1, 2029 (the “Second Lien Notes due May 2029”).

The Second Lien Notes due May 2029 were issued pursuant to an indenture, dated as of November 25, 2020 (the “Second Lien May 2029 Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, as trustee and as collateral agent.

On the Effective Date, in accordance with the Second Lien May 2029 Indenture and the Plan, New Frontier Issuer entered into a supplemental indenture with Wilmington Trust, National Association, as trustee, and assumed the obligations under the Second Lien Notes due May 2029 and the Second Lien May 2029 Indenture.

Second Lien Notes due November 2029 or “Takeback Notes”

On April 30, 2021, New Frontier Issuer issued $750 million aggregate principal amount of 5.875% Second Lien Secured Notes due November 2029 (the “Second Lien Notes due November 2029” or the “Takeback Notes”) pursuant to an indenture, dated as of April 30, 2021 (the “Takeback Notes Indenture”), by and among New Frontier Issuer, the guarantors party thereto, the grantor party thereto and Wilmington Trust, National Association, as trustee and as collateral agent. At Old Frontier’s direction, the Takeback Notes were issued to holders of claims arising under, derived from, based on, or related to the unsecured notes issued by Old Frontier in partial satisfaction of such claims.

The Second Lien Notes due 2030, the Second Lien Notes due May 2029 and the Takeback Notes are collectively referred to as the Second Lien Notes. The Second Lien 2030 Indenture, the Second Lien May 2029 Indenture and the Takeback Notes Indenture are collectively referred to as the Second Lien Notes Indentures. The Second Lien Notes and the First Lien Notes (as defined below) are referred to herein collectively as the “Notes”.

The Second Lien Notes are secured by a second-priority lien, subject to permitted liens, by all the assets that secure New Frontier Issuer’s obligations under the Term Loan Facility, the Revolving Facility and the First Lien Notes (as defined below).

The Second Lien Notes Indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the Second Lien Notes have investment grade

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

ratings by at least two of Moody’s, S&P or Fitch. The Second Lien Notes Indentures also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Second Lien Notes to become or to be declared due and payable.

First Lien Notes

In connection with the DIP financing, (a) on October 8, 2020, Old Frontier issued $1,150 million aggregate principal amount of 5.875% First Lien Secured Notes due October 15, 2027 (the “First Lien Notes due 2027”) and (b) on November 25, 2020, Old Frontier issued $1,550 million aggregate principal amount of 5.000% First Lien Secured Notes due May 1, 2028 (the “First Lien Notes due 2028” and, together with the First Lien Notes due 2027, the “First Lien Notes”).

The First Lien Notes due 2027 were issued pursuant to an indenture, dated as of October 8, 2020 (the “2027 First Lien Indenture”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent, and Wilmington Trust, National Association, as trustee. The First Lien Notes due 2028 were issued pursuant to an indenture, dated as of November 25, 2020 (the “2028 First Lien Indenture” and, together with the 2027 First Lien Indenture, the “First Lien Indentures”), by and among Old Frontier, the guarantors party thereto, the grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, as trustee.

On the Effective Date, in accordance with the Indentures and the Plan, New Frontier Issuer entered into supplemental indentures to the First Lien Indentures with Wilmington Trust, National Association, as trustee, and assumed the obligations under each series of the First Lien Notes and each of the First Lien Indentures.

The First Lien Notes are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure Frontier’s obligations under the Term Loan Facility and the Revolving Facility.

The First Lien Indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the First Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The First Lien Notes Indentures also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the First Lien Notes to become or to be declared due and payable.

(12) Restructuring Costs and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the four months ended April 30, 2021, we incurred $7 million of severance and employee costs resulting from workforce reductions. During the five months ended September 30, 2021, we incurred $19 million in expenses consisting of $6 million of severance and employee costs resulting from workforce reductions and $13 million of professional fees related to our balance sheet restructuring.

During the nine-month period ended September 30, 2020, we incurred $87 million in restructuring expenses consisting of $8 million directly associated with transformation initiatives, $7 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

sheet restructuring activities through the Petition Date.

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2021 (Predecessor)	$2
Severance expense	7
Cash payments during the period	(2)
Balance at April 30, 2021 (Predecessor)	$7

Balance at April 30, 2021 (Successor)	$7
Severance expense	6
Other costs	13
Cash payments during the period	(18)
Balance at September 30, 2021 (Successor)	$8

(10)

(13) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Interest and dividend income	$1	$-
Pension and OPEB costs	(36)	(16)
All other, net	(2)	2
Total investment and other loss, net	$(37)	$(14)

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Interest and dividend income	$1	$-	$4
Pension and OPEB benefit (costs)	(40)	2	(35)
All other, net	-	(1)	2
Total investment and other income (loss), net	$(39)	$1	$(29)

Pension and OPEB credit (cost) consists of interest costs, expected return on plan assets, amortization of prior service costs (credit) and recognition of actuarial (gain) loss.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal income
tax expense (benefit)	-	(792.5)
Changes in certain deferred tax balances	2.0	1,317.2
Interest expense deduction	-	(1,592.1)
Restructuring cost	-	694.1
Tax reserve adjustment	(0.1)	-
Federal research and development tax credit	0.3	-
All other, net	(3.5)	16.2
Effective tax rate	19.7%	(336.1)%

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax expense (benefit)	2.8	0.5	11.5
Changes in certain deferred tax balances	-	-	(13.9)
Interest expense deduction	-	-	22.6
Restructuring cost	-	0.3	(10.3)
Loss on disposal of Northwest Operations	-	-	(8.1)
Tax reserve adjustment	0.2	-	(0.7)
Fresh start and reorganization adjustments	-	(24.9)	-
Shared-based payments	-	-	(0.3)
Federal research and development tax credit	(0.5)	-	(0.5)
All other, net	1.2	-	(0.7)
Effective tax rate	24.7%	(3.1)%	20.6%

Under ASC 740 – 270, income tax expense for the four months ended April 30, 2021, is based on the actual year to date effective tax rate for the first four months of the year inclusive of the impact of the fresh start and reorganization adjustments. Income tax expense for the five months ended September 30, 2021 is based on an annual effective tax rate for the successor period with the exclusion of the discrete items.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2021, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $111 million ($88 million net of federal benefit) was recorded as of September 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. As part of the CARES Act, employers were allowed to defer payment of

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

the employer’s share of the Social Security tax that they otherwise were responsible for paying on wages. The deferral applied to affected taxes that were normally required to be paid from March 27, 2020, through December 31, 2020. These deferred taxes must be paid in equal amounts in 2021 and 2022. As of September 30, 2021, Frontier has deferred the payments of approximately $60 million in such taxes.

As described more fully in Note 1 and Note 3, the Company emerged from bankruptcy on April 30, 2021, and consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilized substantially all of the Company’s Net Operating Losses (“NOLs”).

(15) Net Earnings (Loss) Per Share:

The reconciliation of the net earnings (loss) per share calculation is as follows:

	Successor	Predecessor

	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$126	$15
Effect of loss related to dilutive stock units	-	-
Total diluted net income
attributable to Frontier common shareholders	$126	$15

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,403	104,919
Less: Weighted average unvested restricted stock awards	-	(393)
Total weighted average shares outstanding - basic	244,403	104,526

Basic net earnings per share
attributable to Frontier common shareholders	$0.52	$0.14

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,403	104,526
Effect of dilutive stock units	1,264	340
Total weighted average shares outstanding - diluted	245,667	104,866

Diluted net earnings per share
attributable to Frontier common shareholders	$0.51	$0.14

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor

	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Net income (loss) used for basic and diluted earnings (loss)
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$225	$4,541	$(352)
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$225	$4,541	$(352)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,402	104,799	104,989
Less: Weighted average unvested restricted stock awards	-	(215)	(529)
Total weighted average shares outstanding - basic	244,402	104,584	104,460

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$0.92	$43.42	$(3.37)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	244,402	104,584	104,460
Effect of dilutive shares	1,198	340	-
Total weighted average shares outstanding - diluted	245,600	104,924	104,460

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$0.92	$43.28	$(3.37)

Restricted Stock

In calculating diluted net income per common share for the three and five months ended September 30, 2021, 1,264,000 and 1,198,000 restricted stock shares have been included in the calculation as the effect would be dilutive.

Stock Units

As of September 30, 2021, there were no stock units outstanding. As of April 30, 2021, there were 339,544 stock units issued under Old Frontier director and employee compensation plans that were included in the diluted EPS calculation for the four months ended April 30, 2021 as the effect would be dilutive.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(16) Stock Plans:

Upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated and, in accordance with the Plan, the form of the Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “Incentive Plan”) was approved and adopted by the Board. The Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee. At emergence, there were 15,600,000 shares of Common Stock reserved for issuance pursuant to the Incentive Plan.  As of September 30 2021, the Company had awarded an aggregate of approximately 5,278,041 unvested restricted stock units and performance stock units (which reflects the “target” number of performance stock units subject to performance conditions granted to certain officers), under the Incentive Plan to certain employees, directors and officers of the Company, subject to satisfaction of the applicable vesting conditions.

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock granted under the 2017 EIP and 2021 Incentive Plan:

2017 EIP
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2021 (Predecessor)	304	$6.78	$-
Restricted stock granted	-	$-	$-
Restricted stock vested	(41)	$8.23	$-
Restricted stock forfeited	(109)	$8.23
Balance at April 30, 2021 (Predecessor)	154	$5.38	$-
Cancellation of restricted stock	(154)	$-	$-
Balance at April 30, 2021 (Predecessor)	-	$-	$-

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at April 30, 2021 (Successor)	-	$-	$-
Restricted stock granted	2,365	$28.75	$66
Restricted stock vested	(9)	$28.75	$-
Restricted stock forfeited	(42)	$28.75
Balance at September 30, 2021 (Successor)	2,314	$28.75	$65

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of a share of our common stock on the date of the grant. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2021 was $63 million, and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

We have granted restricted stock awards to employees in the form of our common stock. None of the restricted stock awards may be sold, assigned, pledged or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses,” of $4 million for the three and five month period ended September 30, 2021, has been recorded in connection with these grants. During the four months ended April 30, 2021, Old Frontier recognized stock-based compensation credit of $1 million related to Old Frontier Director and Employee Compensation Plans.

Performance Stock Units

On July 7, 2021, Frontier’s Compensation and Human Capital Committee, in consultation with the other directors of Frontier’s Board of Directors and the Committee’s independent executive compensation consultant, reviewed and approved a long-term equity award program or “Emergence LTI Program” under the 2021 Management Incentive Plan (“MIP”).

The Emergence LTI Program consists of both Restricted Stock Units (RSUs) and Performance Stock Units (PSUs). RSUs are time-based awards that vest over time and the value reflects the stock price of the Company.  PSUs are tied to the financial performance and long-term target of the Company and consist of a three-year performance period (a Measurement Period).  A target number of performance units are awarded to each participant with respect to the Measurement Period. The performance metrics under the 2021 PSU grants consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall performance modifier, based on Frontier’s total return to stockholders over the Measurement Period (i.e., Total Shareholder Return or TSR) relative to the S&P 400 Mid Cap index.  The TSR performance modifier can decrease or increase payouts based on Frontier’s three-year performance. PSU awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the Measurement Period.

The number of shares of common stock or units earned at the end of the Measurement Period may be more or less than the number of target performance shares or units granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and must be employed by Frontier upon determination in order for the award to vest. The Compensation and Human Capital Committee will determine the number of shares earned for the Measurement Period in the first quarter of the year following the end of the Measurement Period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following summary presents information regarding performance shares as of September 30, 2021 and changes during the nine months then ended with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
Number of
Shares
(in thousands)
Balance at April 30, 2021 (Successor)	-
Target performance shares granted, net	2,975
Target performance shares earned	-
Target performance shares forfeited	(11)
Balance at September 30, 2021 (Successor)	2,964

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant. For the three and five months ended September 30, 2021, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $4 million related PSU awards. The value of the PSU awards were adjusted to reflect the fair value of the relative TSR modifier.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(17) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

In May and August of 2021, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurements of its other postretirement benefit obligation and prior service credits of $55 million and $2 million, respectively, which were deferred in “Accumulated comprehensive income” on our consolidated balance sheet as of September 30, 2021. Refer to Note 18 for further details.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2021 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income (loss)
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net loss	19	(4)	15
Net current-period other comprehensive
income (loss)	289	70	359
Cancellation of Predecessor equity	410	(14)	396

Balance at April 30, 2021 (Predecessor) (1)	$-	$-	$-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income (loss)
before reclassifications	-	46	46
Amounts reclassified from accumulated other
comprehensive loss to net loss	-	(2)	(2)
Net current-period other comprehensive
income	-	44	44
Balance at September 30, 2021 (Successor) (1)	$-	$44	$44

	Pension	OPEB
($ in millions)	Costs	Costs	Total

Balance at January 1, 2020 (Predecessor) (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	(389)	(16)	(405)
Amounts reclassified from accumulated other
comprehensive loss to net loss	233	(10)	223
Net current-period other comprehensive
loss	(156)	(26)	(182)
Balance at September 30, 2020 (Predecessor) (1)	$(840)	$8	$(832)

(1)Pension and OPEB amounts are net of tax of $234 million and $204 million as of January 1, 2021 and 2020, respectively and $12 million and $255 million as of September 30, 2021 and 2020, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
	Successor	Predecessor

	For the three months	For the three months	Affected Line Item in the
	ended September 30,	ended September 30,	Statement Where Net
($ in millions)	2021	2020	Income (Loss) is presented

Amortization of Pension
Cost Items:
Actuarial losses	$-	$(29)
	-	(29)	Loss before income taxes
Tax impact	-	4	Income tax benefit
	$-	$(25)	Net income (loss)

Amortization of OPEB
Cost Items:
Prior-service costs	$2	$8
Actuarial losses	-	(1)
	2	7	Income before income taxes
Tax impact	(1)	(2)	Income tax benefit
	$1	$5	Net income (loss)

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
	Successor	Predecessor

	For the five months	For the four months	For the nine months	Affected Line Item in the
	ended September 30,	ended April 30,	ended September 30,	Statement Where Net
($ in millions)	2021	2021	2020	Income (Loss) is presented

Amortization of Pension
Cost Items
Actuarial losses	$-	$(24)	$(76)
One-time loss on disposal	-	-	(61)
Pension settlement costs	-	-	(159)
	-	(24)	(296)	Income (Loss) before income taxes
Tax impact	-	5	63	Income tax benefit
	$-	$(19)	$(233)	Net income (loss)

Amortization of OPEB
Cost Items
Prior-service costs	$3	$10	$24
Actuarial losses	-	(5)	(4)
One-time loss on disposal	-	-	(7)
	3	5	13	Income (Loss) before income taxes
Tax impact	(1)	(1)	(3)	Income tax benefit
	$2	$4	$10	Net income (loss)

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

The following tables provide the components of total pension benefit cost:

	Successor	Predecessor
	Pension	Pension
	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Components of total pension benefit cost
Service cost	$20	$24
Interest cost on projected benefit obligation	26	26
Expected return on plan assets	(49)	(40)
Recognition of actuarial loss	-	29
Net periodic pension benefit cost	$(3)	$39

	Successor	Predecessor
	Pension	Pension
	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Components of total pension benefit cost
Service cost	$33	$32	$73
Interest cost on projected benefit obligation	44	31	84
Expected return on plan assets	(80)	(61)	(129)
Recognition of actuarial loss	-	24	76
Net periodic pension benefit cost	(3)	26	104
Pension settlement costs	-	-	159
Gain on disposal, net	-	-	(50)
Total pension benefit cost	$(3)	$26	$213

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

The value of our pension plan assets increased $12 million from $2,586 million at April 30, 2021 to $2,598 million at September 30, 2021. This increase primarily resulted from investment returns of $68 million, partially offset by benefit payments to participants of $51 million and plan expenses of $5 million.

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

In 2020, we made $64 million in contributions to the pension plan. These represent the contributions for the 2019 plan year and reflect the fact that we received a pension funding waiver for all 2020 plan year contributions. The pension funding waiver was in the amount of $127 million and will be amortized over the next five years.

In 2021, we elected the provisions of American Rescue Plan Act, or ARPA retroactive to the 2019 plan year, which resulted in 1) a shortfall amortization period change from 7 to 15 years with a fresh start for the existing shortfall, commencing in the 2019 plan year and 2) interest rate stabilization, commencing in the 2020 plan year. These elections resulted in the creation of a funding balance that we used to satisfy certain required contributions in 2021. As a result of these changes, our pension plan contributions in the fiscal year 2021 are $42 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide the components of total postretirement benefit cost:

	Successor	Predecessor
	Postretirement	Postretirement
	For the three months	For the three months
	ended September 30,	ended September 30,
($ in millions)	2021	2020

Components of net periodic postretirement benefit cost
Service cost	$4	$5
Interest cost on projected benefit obligation	7	8
Amortization of prior service credit	(2)	(8)
Recognition of actuarial loss	54	1
Net periodic postretirement benefit cost	$63	$6

	Successor	Predecessor
	Postretirement	Postretirement
	For the five months	For the four months	For the nine months
	ended September 30,	ended April 30,	ended September 30,
($ in millions)	2021	2021	2020

Components of net periodic postretirement benefit cost
Service cost	$7	$7	$15
Interest cost on projected benefit obligation	12	9	24
Amortization of prior service credit	(3)	(10)	(24)
Recognition of actuarial loss	67	5	4
Net periodic postretirement benefit cost	83	11	19
One-time gain on sale	-	-	(24)
Net periodic postretirement benefit cost	$83	$11	$(5)

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

In May and August of 2021, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurements of its other postretirement benefit obligation and prior service credits of $55 million and $2 million, respectively, which were deferred in Accumulated comprehensive income as of September 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The remeasurements resulted in decreases to the discount rate used to calculate the benefit obligation. The May remeasurement adjusted the discount rate from 3.30% to 3.20%, resulting in a remeasurement loss of approximately $13 million. The August remeasurement adjusted the discount rate from 3.20% to 2.80%, resulting in a remeasurement loss of approximately $54 million. As a result of fresh start accounting, Frontier updated its policy to recognize actuarial gains and losses in the period in which they occur. As such, these losses on remeasurement was recorded in Investment and other income, net on our consolidated statement of operations for the three and five months ended September 30, 2021.

During the four months of April 30, 2021, we capitalized $7 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the three and five months ended September 30, 2021, we capitalized $6 million and $10 million of pension and OPEB expense, respectively. During the three and nine months ended September 30, 2020, we capitalized $5 million and $18 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

(19) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the accelerated fiber build, we have prioritized diversifying our vendor base and finalizing agreements with vendors for relevant labor and materials. Some of these agreements will have initial two-year terms with an option to extend for two years through 2025.

Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company must complete the CAF II deployment by December 31, 2021. Thereafter, the FCC will review carriers’ CAF II program completion data.

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

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the CTF transaction. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock.  On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which will require court

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

approval and will be covered by insurance, will have no material financial impact on the Company.  In addition, shareholders filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint.  Frontier believes the derivative complaints are meritless and does not expect those cases will have a material financial impact on the Company.

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

As part of the sale of the Northwest Operations, Frontier agreed to indemnify the purchaser for certain customary post-closing matters, including, among other things, breaches of certain covenants, agreements and warranties included in the purchase agreement for a period of one year after the closing date. As of September 30, 2021, all proceeds previously held in escrow related to such indemnification obligations, employee liabilities, and adjustments to working capital have been received by the Company.

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

•our ability to secure necessary construction resources, materials and permits for our fiber buildout initiative;

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, or other adverse changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the COVID-19 pandemic, natural disasters, economic or political instability or other adverse public health developments;

•potential adverse impacts of the COVID-19 pandemic on our business and operations, including potential disruptions to the work of our employees arising from health and safety measures such as social distancing, working remotely and recent federal vaccine mandates, our ability to effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors and the ability of our vendors to perform under current or proposed arrangements with us, including impacts of potential stress on our supply chain;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

•certain provisions of Delaware law and our certificate of incorporation that may prevent efforts by our stockholders to change the direction or management of our company; and

•certain other factors set forth in our other filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. You should consider these important factors, as well as the risks described in this report on Form 10-Q and other filings with the SEC, including the risk factors included in Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2021, in evaluating any statement in this report or otherwise made by us or on our behalf.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of our Business

Frontier Communications offers a variety of services to residential and business customers over its fiber-optic and copper networks in 25 states, including high-speed Internet, video, advanced voice, and Frontier Secure® digital protection solutions. Frontier Business™ offers communications solutions to small, medium, and enterprise businesses.

Overview

On April 30, 2021, we emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to Build Gigabit America by upgrading our copper network to fiber to meet the rapidly increasing demand for data from both our consumer and business customers. We believe that fiber-optic service has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

On August 5, 2021, we announced our plan to accelerate our fiber build to reach 4 million fiber passings by December 31, 2021, and 10 million total fiber passings by December 31, 2025. We are prioritizing these build outs to target projects which we estimate will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience.

•We built fiber to approximately 185,000 locations during the third quarter of 2021, resulting in 3.8 million total locations passed with fiber as of September 30, 2021. Our build plan remains on track and we have solidified our fiber build supply chain with multi-year agreements with key labor and equipment partners.

•We had a record quarter of 29,000 fiber broadband customer net additions.

•We realized approximately $45 million of gross annualized cost savings and remain on track to deliver $250 million of gross annual cost savings by 2023

•We made significant strides in order to improve our customer experience, through partnerships with Red Ventures for digital customer acquisition and recently announced that we’re teaming up with eero, an Amazon company, to offer the eero Pro 6 to new fiber-optic customers, delivering a fast, reliable whole-home Wi-Fi experience.

On October 13, 2021, our consolidated subsidiary Frontier Communications Holdings, LLC (“FCH LLC” or the “Issuer”), issued $1.0 billion aggregate principal amount of 6.0% second lien secured notes due 2030 in an offering pursuant to exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company intends to use the net proceeds of this offering to fund capital investments and operating costs arising from the Company’s fiber build and expansion of its fiber customer base, and for general corporate purposes. Giving effect to this offering, our liquidity as of September 30, 2021 would have been $2.7 billion.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the Non-GAAP combined financial results for the three and nine months ended September 30, 2021 as compared to the financial results excluding the impact of the Northwest operations for the nine months ended September 30, 2020.

Customer counts, ARPC, and Consumer Customer Churn

	As of or for the three months ended September 30,
(Customer, Subscriber, and Employee Metrics in thousands)	2021(2)	2020 (3)	% Change

Customers (4)
Consumer	3,173	3,306	(4)%
Business (1)	304	332	(8)%
Total	3,477	3,638	(4)%

Consumer Customer Metrics (4)
Net customer additions (losses)	(23)	(36)	(36)%
ARPC	$83.77	$86.75	(3)%
Customer Churn	1.64%	1.81%	(9)%

Broadband Customer Metrics (1) (4)
Fiber Broadband
Consumer customers	1,292	1,229	5%
Business customers	95	94	1%
Consumer net customer additions	29	6	383%
Consumer customer churn	1.56%	1.80%	(13)%
Consumer customer ARPU	$63.35	$57.58	10%
Copper Broadband
Consumer customers	1,264	1,381	(8)%
Business customers	138	157	(12)%
Consumer net customer additions	(33)	(20)	65%
Consumer customer churn	1.89%	2.11%	(10)%
Consumer customer ARPU	$45.44	$42.16	8%

Other Metrics
Employees	15,803	16,302	(3)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

		For the nine months ended September 30,
	(Customer, Subscriber, and Employee Metrics in thousands)	2021(2)	2020 (3)	% Change

	Consumer Customer Metrics (4)
	Net customer additions (losses)	(92)	(107)	(14)%
	ARPC	$85.49	$87.50	(2)%
	Customer Churn	1.54%	1.76%	(13)%

	Broadband Customer Metrics (1) (4)
	Fiber Broadband
	Consumer net customer additions	54	24	125%
	Consumer customer churn	1.50%	1.75%	(14)%
	Consumer customer ARPU	$62.38	$57.14	9%
	Copper Broadband
	Consumer net customer additions	(85)	(61)	39%
	Consumer customer churn	1.73%	2.17%	(20)%
	Consumer customer ARPU	$44.47	$41.74	7%

(1)	Amounts presented exclude related metrics for our wholesale customers
(2)	Amounts represent activity related to both the Predecessor and Successor company on a combined basis.
(3)	Amounts have been adjusted to exclude the impact of our Northwest Operations.
(4)	Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

Fiber Customers

The Company has initiated an investment strategy focused on expanding and improving its fiber network. In conjunction with this strategy, the Company is also working to improve its product positioning in both existing and new fiber markets.

Although still in the initial stages of this fiber investment strategy, results are promising as the quarter ended September 30, 2021 represents the ninth consecutive quarter of positive net adds. Further, this strategy is accelerating our fiber growth as the quarterly positive net adds are improving both year over year and sequentially.

For the three and nine months ended September 30, 2021, Frontier added 29,000 and 54,000 consumer fiber broadband customers compared to 6,000 and 24,000 for the three and nine months ended September 30, 2020. The positive growth in the quarter ended September 30, 2021 represents the ninth consecutive quarter of positive net adds.

Our focus on expanding and improving our state-of-the-art fiber network is resulting in improved customer retention. Our average monthly consumer fiber broadband churn was 1.56% and 1.50% for the three and nine months ended September 30, 2021 compared to 1.80% and 1.75% for three and nine months ended September 30, 2020. The improvements in customer churn were also aided by increased focus on customer retention at key customer touchpoints such as installation, first bill and end of promotion periods.

In addition to our sequential improvement in net add, we continue to see improvements in the average monthly consumer fiber broadband revenue per customer which increased $5.77 or 10% to $63.35 and increased $5.24 or 9% to $62.38 for the three and nine months ended September 30, 2021 compared to the prior year period, respectively. These increases are due to increased data equipment revenue and shifting mix towards higher speeds.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Copper Customers

For the three and nine months ended September 30, 2021, Frontier lost 33,000 and 85,000 of our consumer copper broadband customers compared to 20,000 and 61,000 for the three and nine months ended September 30, 2020. Our fiber investment strategy has impacted these results as new fiber markets will not only cease selling the copper broadband product, but we will focus on converting existing copper broadband customers to a fiber product.

For the three and nine months ended September 30, 2021, Frontier lost 4,000 and 14,000 of our business copper broadband customers compared to 7,000 and 20,000 for the three and nine months ended September 30, 2020.

Our average monthly consumer customer churn was 1.64% and 1.54% for the three and nine months ended September 30, 2021 compared to 1.81% and 1.76% for three and nine months ended September 30, 2020. The reductions in customer churn were primarily driven by customer retention initiatives and also reflect the impact of COVID-19.

Consumer and Business Customers

During the three and nine months ended September 30, 2021 we experienced a reduction in total customers of approximately 1% and 5%, respectively.

The average monthly consumer revenue per customer (consumer ARPC) decreased $2.98 to $83.77 and decreased $2.01 to $85.49 for the three and nine months ended September 30, 2021 compared to the prior year periods, respectively. After adjusting for the fresh start impact of approximately $1.81 and $1.23 for the three and nine month periods, respectively, consumer ARPC decreased by $1.17 and $0.78, respectively.

The decrease for the three and nine months ended September 30, 2021 was primarily a result of decreased video services along with decreased consumer voice services, slightly offset by increased fiber data and data equipment revenues. This ARPC trend is expected to continue as our customer mix becomes more predominantly broadband. We have de-emphasized the sale of low margin video products which have been a material part of the overall ARPC.

Financial Results

We reported operating income of $284 million and $270 million for the three months ended September 30, 2021 and 2020, respectively. Fresh start accounting decreased operating income by $23 million for the third quarter of 2021. After adjusting for the impact of fresh start accounting, our operating income for the three months ended September 30, 2021 would have increased by $37 million. The improvement in our operating results was primarily due to a reduction in depreciation and amortization expense as a result of the lower asset bases established upon our implementation of fresh start accounting and lower video content costs as compared to the corresponding period in 2020.

We reported operating income of $490 million and $351 million for the five months ended September 30, 2021 and the four months ended April 30, 2021, respectively. While the basis of accounting for the predecessor and successor are different as a result of applying fresh start accounting, for purposes of discussing our year to date operating performance that follows we have presented combined Non-GAAP operating income for the nine months ended September 30, 2021 which will be compared to operating income for the nine months ended September 30, 2020 for the Remaining Properties. The more significant impacts of fresh start accounting that affect comparability are included in the variance analysis that follows.

We reported Non-GAAP operating income of $841 million and operating income of $682 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $159 million. Fresh start accounting decreased operating income by $38 million for the first three quarters of 2021. After adjusting for the impact of fresh start accounting, our non-GAAP operating income would have increased by $197 million. The improvement in our operating results was primarily due to reductions in depreciation and amortization expense, loss on disposal, and

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

decreased video content costs primarily related to the declines in video customers due to the Company de-emphasizing our less profitable video offerings.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Predecessor

	For the three	For the three months ended September 30, 2020
	months ended	Consolidated	Northwest	Remaining
($ in millions)	September 30, 2021	Frontier	Ops (1)	Properties

Data and Internet services	$834	$838	$-	$838
Voice services	411	500	-	500
Video services	149	186	-	186
Other	99	103	-	103
Revenue from contracts
with customers	1,493	1,627	-	1,627
Subsidy and other revenue	83	99	-	99
Revenue	1,576	1,726	-	1,726

Operating expenses (2):
Network access
expenses	177	226	-	226
Network related
expenses	413	431	-	431
Selling, general and
administrative
expenses	421	404	-	404
Depreciation and
amortization	273	392	-	392
Restructuring costs and
other charges	8	3	-	3
Total operating expenses	$1,292	$1,456	$-	$1,456

Operating income	284	270	-	270

Consumer (3)	800	865	-	865
Business and wholesale (3)	693	762	-	762
Revenue from contracts
with customers	1,493	1,627	-	1,627
Subsidy and other revenue	83	99	-	99
Total revenue	$1,576	$1,726	$-	$1,726

(1)Amounts represent the financial results of the Northwest Operations for the three months ended September 30, 2020.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor

	For the five	For the four	For the nine	For the nine months ended September 30, 2020
	months ended	months ended	months ended	Consolidated	Northwest	Remaining
($ in millions)	September 30, 2021	April 30, 2021	September 30, 2021	Frontier	Ops (1)	Properties

Data and Internet services	$1,390	$1,125	$2,515	$2,644	$102	$2,542
Voice services	694	647	1,341	1,595	57	1,538
Video services	254	223	477	608	13	595
Other	161	125	286	328	12	316
Revenue from contracts
with customers	2,499	2,120	4,619	5,175	184	4,991
Subsidy and other revenue	138	111	249	285	8	277
Revenue	2,637	2,231	4,868	5,460	192	5,268

Operating expenses (2):
Network access
expenses	304	264	568	767	14	753
Network related
expenses	682	566	1,248	1,305	26	1,279
Selling, general and
administrative
expenses	690	537	1,227	1,255	26	1,229
Depreciation and
amortization	452	506	958	1,204	-	1,204
Loss on disposal of
Northwest Operations	-	-	-	160	-	160
Restructuring costs
and other charges	19	7	26	87	-	87
Total operating expenses	$2,147	$1,880	$4,027	$4,778	$66	$4,712

Operating income	490	351	841	682	126	556

Consumer (3)	1,343	1,133	2,476	2,746	102	2,644
Business and
wholesale (3)	1,156	987	2,143	2,429	82	2,347
Revenue from contracts
with customers	2,499	2,120	4,619	5,175	184	4,991
Subsidy and other
revenue	138	111	249	285	8	277
Total revenue	$2,637	$2,231	$4,868	$5,460	$192	$5,268

(1)Amounts represent the financial results of the Northwest Operations for the nine months ended September 30, 2020.

(2)Operating expenses for the Northwest Operations do not include allocated expenses which are included in operating expenses for our Remaining Properties.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

Revenue for our consumer and business and wholesale customers was as follows:

	Successor	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	September 30, 2021	September 30, 2020	(Decrease)	(Decrease)

Consumer (2)	$800	$865	$(65)	(8)%
Business and wholesale (2)	693	762	(69)	(9)%
Revenue from contracts with customers (1)	1,493	1,627	(134)	(8)%
Subsidy and other revenue	83	99	(16)	(16)%
Total revenue	$1,576	$1,726	$(150)	(9)%

	Non-GAAP
	Combined	Predecessor

	For the nine	For the nine
	months ended	months ended	$ Increase	% Increase
($ in millions)	September 30, 2021	September 30, 2020	(Decrease)	(Decrease)

Consumer (2)	$2,476	$2,644	$(168)	(6)%
Business and wholesale (2)	2,143	2,347	(204)	(9)%
Revenue from contracts with customers (1)	4,619	4,991	(372)	(7)%
Subsidy and other revenue	249	277	(28)	(10)%
Total revenue	$4,868	$5,268	$(400)	(8)%

(1)Lease revenue for the successor company for the three and nine months ended September 30, 2021 was $16 million and $47 million, respectively. Lease revenue for the predecessor company for the three and nine months ended September 30, 2020 was $16 million and $50 million, respectively.

(2)Due to changes in methodology during the third quarter of 2021, historical periods have been updated to reflect the comparable amounts.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for expected credit losses.

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiative is resulting in a migration of the customer base to fiber.

For the three and nine months ended September 30, 2021, Frontier lost 23,000 and 92,000 of our consumer customers compared to 36,000 and 107,000 for the three and nine months ended September 30, 2020. This includes net losses of our consumer broadband customers of approximately 4,000 and 14,000 during those same periods. These improvements are a direct result of our fiber initiatives.

For the three and nine months ended September 30, 2021, we experienced 8% and 6% declines in consumer revenues, respectively. These declines were driven by a 4% decrease in the number of customers and a 3% and 2% decrease in ARPC, respectively. This decline was driven predominantly by decreases in voice, video and copper

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

broadband, offset by increases in fiber broadband. The Company’s fiber initiative will result in our revenue mix continuing to move to fiber broadband.

For the three and nine months ended September 30, 2021, we experienced 15% and 13% improvements in consumer fiber broadband revenues. These improvements are a result of our fiber initiative which resulted in net adds of 29,000 and 54,000 customers, and our continued focus on product positioning in both new and existing markets which resulted in ARPU improvements of $5.77 and $5.24 for the three and nine months ended September 30, 2021 respectively.

For both the three and nine months ended September 30, 2021, we experienced approximately 1% declines in consumer copper broadband revenues, respectively. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three and nine months ended September 30, 2021, we experienced a 9% decline in our business and wholesale revenues, in both periods. Of these declines, wholesale revenues decreased by 16% and 12%, driven by lower rates for our network access services charged to our wholesale customers for the three and nine months ended September 30, 2021, respectively. Our small and medium business and larger enterprise (SME) revenues decreased 2% and 5% primarily as a result of a decline in small business customers for the three and nine months ended September 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue by product and service type was as follows:

	Successor	Predecessor

	For the three	For the three
	months ended	months ended	$ Increase	% Increase
($ in millions)	September 30, 2021	September 30, 2020	(Decrease)	(Decrease)

Data and Internet services	$834	$838	$(4)	(0)%
Voice services	411	500	(89)	(18)%
Video services	149	186	(37)	(20)%
Other	99	103	(4)	(4)%
Revenue from contracts with customers (1)	1,493	1,627	(134)	(8)%
Subsidy and other revenue	83	99	(16)	(16)%
Total revenue	$1,576	$1,726	$(150)	(9)%

	Non-GAAP
	Combined	Predecessor

	For the nine	For the nine
	months ended	months ended	$ Increase	% Increase
($ in millions)	September 30, 2021	September 30, 2020	(Decrease)	(Decrease)

Data and Internet services	$2,515	$2,542	$(27)	(1)%
Voice services	1,341	1,538	(197)	(13)%
Video services	477	595	(118)	(20)%
Other	286	316	(30)	(9)%
Revenue from contracts with customers (1)	4,619	4,991	(372)	(7)%
Subsidy and other revenue	249	277	(28)	(10)%
Total revenue	$4,868	$5,268	$(400)	(8)%

(1)Lease revenue for the successor company for the three and nine months ended September 30, 2021 was $16 million and $47 million, respectively. Lease revenue for the predecessor company for the three and nine months ended September 30, 2020 was $16 million and $50 million, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

We provide data and internet services to our consumer, business and wholesale customers. Data and internet services consist of fiber broadband services, copper broadband services and network access revenues (data transmission services and dedicated high-capacity circuits including data services to wireless providers commonly called wireless backhaul). Network access services, which constitute approximately one third of this revenue category, are provided primarily to our business and wholesale customers while fiber and copper broadband, which constitute approximately two thirds of the revenue category, are provided to all customers.

Our fiber expansion initiative is expected to positively impact data and internet services. This network expansion will provide faster, symmetrical broadband speeds and provide customer and revenue growth opportunities for fiber broadband and certain network access products like ethernet. This initiative will also create an opportunity for us to migrate copper broadband and certain other network access products to fiber broadband and ethernet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the nine months ended

Data and internet services revenue, September 30, 2020	$838	$2,542

Change in fiber broadband revenue	34	86
Change in copper broadband revenue	(7)	(22)
Change in network access revenue	(26)	(85)
Impact of fresh start accounting	(2)	(4)
Change in other data and internet services	(3)	(2)

Data and internet services revenue, September 30, 2021	$834	$2,515

Upon emergence from bankruptcy, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a decline in revenue recognition. After adjusting for this fresh start accounting impact, data and internet services revenue decreased $2 million and $23 million for the three and nine months ended September 30, 2021, respectively.

The revenue declines were primarily driven by Frontier’s network access revenue and were offset by 6% and 5% improvement in our broadband revenue for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in 2020. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The Network access revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

The period over period decrease in data and internet services revenue continued to improve for the three months ended September 30, 2021, as compared to the first six months of 2021, as a result of the Company’s initiatives.

Voice Services

The Company provides voice services consisting of traditional local and long-distance service and voice over internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification and voice messaging services.

($ in millions)	For the three months ended	For the nine months ended

Voice services revenue, September 30, 2020	$500	$1,538

Change in local and long-distance service revenue	(27)	(105)
Impact of fresh start accounting	(50)	(78)
Change in other voice services revenue	(12)	(14)

Voice services revenue, September 30, 2021	$411	$1,341

Upon implementation of fresh start accounting policies, Frontier is recording both revenue and expense related to Universal Service Fund (USF) surcharges on a net basis, as opposed to recording each on a gross basis prior to emergence. After adjusting for the impact of these revenues, voice services revenue declined $39 million and $119 million for the three and nine months ended September 30, 2021, respectively. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Video Services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provide through Dish. We are partnering with over-the-top (OTT) video providers and expect this to grow as OTT options are offered with our broadband products. Video services also includes pay per view revenues, video on demand, equipment rentals, and video advertising. The Company has made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options.

($ in millions)	For the three months ended	For the nine months ended

Video services revenue, September 30, 2020	$186	$595

Change in video services revenue	(30)	(106)
Impact of fresh start accounting	(7)	(12)

Video services revenue, September 30, 2021	$149	$477

Under our fresh start accounting policies, Frontier is recording both revenue and expense related to certain surcharges and taxes on a net basis, as opposed to recording each on a gross basis prior to emergence. After adjusting for the impact of these revenues, video services revenue declined $30 million and $106 million for the three and nine months ended September 30, 2021, respectively. These declines were primarily driven by linear video customer losses, partially offset by price increases.

Other

Other customer revenue includes directory listing services, switched access revenue and sales of voice and data equipment (CPE) to our business customers. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

($ in millions)	For the three months ended	For the nine months ended

Other customer revenue, September 30, 2020	$103	$316

Change in other customer revenue	(11)	(38)
Impact of fresh start accounting	7	8

Other customer revenue, September 30, 2021	$99	$286

Under our fresh start accounting policies, Frontier has classified the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $16 million and $23 million for the three and nine months ended September 30, 2021, respectively. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $9 million and $15 million decline in revenue recognized for the three and nine months ended September 30, 2021, respectively, as compared to the prior year period. After adjusting for the impacts of these policy changes, Other customer revenue declined $11 million and $38 million for the three and nine months ended September 30, 2021, respectively. These decreases were primarily driven by reductions in late payment fees, early termination fees and reconnect fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Subsidy and other revenue

Subsidy and other revenue decreased $16 million and $28 million for the three and nine months ended September 30, 2021.

($ in millions)	For the three months ended	For the nine months ended

Subsidy and other revenue, September 30, 2020	$99	$277

Change in transition service revenue	(15)	(25)
Change in CAF II and other subsidies	(3)	(5)
Impact of fresh start accounting	2	2

Subsidy and other revenue, September 30, 2021	$83	$249

The transition services agreement related to the disposal of our Northwest Operations and has been discontinued. Upon implementation of new fresh start accounting policies, certain governmental grants that were historically presented on a net basis as part of capital expenditures, are presented on a gross basis and included in subsidy, resulting in increases to Subsidy and other revenue of $2 million for the three and nine months ended September 30, 2021.

OPERATING EXPENSES

	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2021	2020		2021	2020
			Variance	Non-GAAP		Variance
	Successor	Predecessor	%	Combined	Predecessor	%

Operating expenses:
Network access expenses	$177	$226	(22)%	$568	$753	(25)%
Network related expenses	413	431	(4)%	1,248	1,279	(2)%
Selling, general and administrative
expenses	421	404	4%	1,227	1,229	-%
Depreciation and amortization	273	392	(30)%	958	1,204	(20)%
Loss on Disposal of Northwest
Operations	-	-	-%	-	160	(100)%
Restructuring costs and
other charges	8	3	167%	26	87	(70)%
Total operating expenses	$1,292	$1,456	(11)%	$4,027	$4,712	(15)%

Network access expenses

Network access expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

For the three and nine months ended September 30, 2021, the decrease in network access expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs.

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

Under our fresh start accounting policies we account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense. Network related expense was $45 million and $76 million lower for the three and nine months ended September 30, 2021, respectively as compared to prior year period. Adjusting for this change in accounting policy, network related expense increased $27 million and $45 million for the three and nine months ended September 30, 2021, respectively. This increase was driven by increased compensation and benefits costs for Frontier employees and increased utilities costs.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, SG&A expenses were $16 million and $23 million higher for the three and nine months ended September 30, 2021, respectively. Additionally, we have expensed $14 million and $24 million, of certain administrative items that were previously capitalized by the predecessor for the three and nine months ended September 30, 2021, respectively. Also, as a result of the fresh start accounting policy change to account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, SG&A Expenses decreased by $12 million and $17 million for the three and nine months ended September 30, 2021, respectively. After adjusting for these fresh start impacts changes, SG&A expense declined $1 million and $28 million for the three and nine month periods ended September 30, 2021, respectively. This decrease was a result of, reduced property taxes and lower headcount, partially offset by higher professional services and recruiting fees.

Depreciation and amortization

As a result of fresh start accounting, both Frontier’s fixed assets and intangible assets were adjusted to fair value as of the Effective Date. These changes, which decreased the carrying value of its fixed assets and increased the carrying value of its intangible assets. For the three and nine months ended September 30, 2021, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above. For the nine months ended September 30, 2021, the reduction in depreciation expense was combined with lower amortization expense compared to the prior year, primarily due to the accelerated method of amortizing customer list intangibles during 2020.

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

For the three months ended September 30, 2021, restructuring costs and other charges increased slightly due to increased severance and employees costs resulting from workforce reductions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

For the nine months ended September 30, 2021, restructuring costs and other charges decreased due to a reduction in our consulting and advisory fees related to our balance sheet restructuring when comparing those that were incurred prior to filing our Chapter 11 Cases and those that were incurred subsequent to the Emergence Date.

Pension and Other Postretirement Employee Benefit (OPEB) costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total Non-GAAP combined pension and OPEB service costs for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were as follows:

	For the three months ended			For the nine months ended
	September 30,			September 30,
($ in millions)	2021	2020		2021	2020
			Variance	Non-GAAP		Variance
	Successor	Predecessor	%	Combined	Predecessor	%

Net Pension/OPEB Costs:
Pension/OPEB service costs	$24	$29	(17)%	$79	$88	(10)%
Less: Costs capitalized into
capital expenditures	(6)	(5)	20%	(17)	(18)	(6)%
Net Pension/OPEB Costs	$18	$24	(25)%	$62	$70	(11)%

OTHER NON-OPERATING INCOME AND EXPENSE

The following table represents our Non-GAAP combined financial results for the three and nine months ended September 30, 2021 as compared to the financial results of our consolidated operations (including the Northwest Operations) for the three and nine months ended September 30, 2020.

			For the five	For the four
	For the three months ended		months ended	months ended	For the nine months ended
	September 30,		September 30,	April 30,	September 30,
($ in millions)	2021	2020	2021	2021	2021	2020
					Non-GAAP
	Successor	Predecessor	Successor	Predecessor	Combined	Predecessor

Non-operating income (expense):
Investment and other
income (loss), net	$(37)	$(14)	$(39)	$1	$(38)	$(29)
Pension settlement costs	$-	$-	$-	$-	$-	$(159)
Reorganization items, net	$-	$(131)	$-	$4,171	$4,171	$(273)
Interest expense	$(90)	$(121)	$(152)	$(118)	$(270)	$(664)
Income tax benefit (expense)	$31	$(11)	$74	$(136)	$(62)	$(91)
Net income (loss)	$126	$15	$225	$4,541	$4,766	$(352)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Investment and other income (loss), net

Investment and other loss, net increased by $23 million and $9 million for the three and nine months ended September 30, 2021, respectively, driven by higher net non-operating pension and OPEB expense as compared to the prior year. This decrease was driven by reduced pension expense as a result of the elimination of actuarial losses that were amortized from accumulated other comprehensive income (loss) prior to emergence, offset by increased OPEB expense including remeasurement charges of $13 million recognized in May 2021 and $54 million recognized in August 2021.

Pension settlement

During the nine months ended September 30, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $464 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million for the nine months ended September 30, 2020.

Reorganization items, net

The Company has incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During the nine months ended September 30, 2021, Frontier recognized $4,171 million in reorganization items associated with the restructuring of our balance sheet primarily due to the $11 billion gain associated with the cancellation of debt, offset by other adjustments related to emergence and fresh start accounting.

During the three and nine months ended September 30, 2020, Frontier incurred $131 million and $273 million in reorganization costs, respectively, associated with the restructuring of our balance sheet.

Interest expense

For the three and nine months ended September 30, 2021 interest expense decreased $31 million and $394 million, respectively, as compared to the same periods in 2020. The decline in interest expense was primarily driven by reduced interest rates resulting from the refinancing of our secure debt, the unrecorded interest related to our unsecured notes prior to emergence from bankruptcy, and the overall reduction in our principal debt balance. The weighted average interest rate as of September 30, 2021 and 2020 was 5.658% and 8.668%, respectively.

Income tax expense (benefit)

During the four months ended April 30, 2021, the Predecessor recorded an income tax benefit of $136 million on pre-tax income of $4,405 million. The driver for the benefit was the tax effect of fresh start accounting adjustments. During the five months ended September 30, 2021, the successor recorded income tax expense of $74 million on pre-tax income of $299 million. Our effective tax rates for the four months ended April 30, 2021 and the five months ended September 30, 2021 were (3.1%) and 24.7%, respectively.

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

Analysis of Cash Flows

As of September 30, 2021, we had unrestricted cash and cash equivalents aggregating $1,211 million. For the nine months ended September 30, 2021, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund payments related to our emergence from Chapter 11 bankruptcy and our cash investing and financing activities, which were primarily capital expenditures.

On October 13, 2021, our consolidated subsidiary Frontier Communications Holdings, LLC, issued $1.0 billion aggregate principal amount of 6.0% second lien secured notes due 2030 in an offering pursuant to exemptions from the registration requirements of the Securities Act. The Company intends to use the net proceeds of this offering to fund capital investments and operating costs arising from the Company’s fiber build and expansion of its fiber customer base, and for general corporate purposes. Giving effect to this offering, our liquidity as of September 30, 2021, would have been $2.7 billion.

As of September 30, 2021, we had a working capital surplus of $307 million compared to a $4,486 million deficit at December 31, 2020. The primary driver for the change in the working capital deficit at September 30, 2021 was classification of our long-term debt as current as a result of the Chapter 11 Cases.

	Non-GAAP
	Combined	Predecessor

	For the nine	For the nine
	months ended	months ended
($ in millions)	September 30, 2021	September 30, 2020

Cash provided by (used for):
Operating activities	$329	$1,492
Investing activities	$(1,135)	$315
Financing activities	$180	$(791)

Cash Flows from Operating Activities

Non-GAAP combined cash flows used by operating activities decreased $1,163 million to $329 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The overall decrease in operating cash flows was primarily the result of payments of excess cash to unsecured senior noteholders and payments of prepetition accounts payable following our emergence from bankruptcy totaling $1,169 million.

We paid $36 million in net cash taxes during the nine months ended September 30, 2021 and $6 million in net cash taxes during the nine months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Cash Flows from Investing Activities

Non-GAAP combined cash flows used in investing activities were $(1,135) million for the nine months ended September 30, 2021, compared to cash flows provided by investing activities of $315 million for the corresponding period in 2020.

Capital Expenditures

For the nine months ended September 30, 2021 and 2020, our Non-GAAP combined capital expenditures were $1,146 million and $825 million, respectively. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. The driver for the increase in capital expenditure was increased spending for fiber upgrades to our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network.

In the second quarter of 2020, we received $1,131 million in proceeds from the sale of our Northwest Operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $971 million to $180 million for the nine months ended September 30, 2021 as compared to 2020. The increase is primarily the result of receiving $225 million in proceeds from the exit term loan facility in 2021, offset by full repayment of the revolver in September 30, 2020 of $749 million.

Capital Resources

The Restructuring resulted in a new capital structure with significantly lower levels of long-term debt. Upon emergence, our consolidated long-term debt decreased from approximately $16,769 million to $6,738 million. During the nine months ended September 30, 2021, we paid $205 million of cash interest.

In connection with the Restructuring, we paid $1,313 million to Old Frontier’s unsecured senior note holders, $62 million related to prepetition accounts payable and contract cure payments and $22 million for professional fees and other bankruptcy related costs.

We expect that our primary anticipated uses of liquidity will be to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $625 million Revolving Facility (as reduced by $90 million of Letters of Credit.)

Our Credit Facilities, including our $1,468 million Term Loan Facility and $625 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 11 to the financial statements contained in Part I of this report.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2021, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

To the extent we do not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service by the end of the CAF Phase II deployment deadline of December 31, 2021 or we are unable to satisfy other FCC CAF Phase II requirements, Frontier would be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

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

See Note 1 of the notes to the financial statements for updated accounting policies related to the application of fresh start accounting.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Regulatory Developments

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provides $332 million in annual support and in return the Company is committed to make broadband available to approximately 774,000 locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The CAF Phase II program is intended to provide long-term support for carriers for establishing and providing broadband service with at least 10 Mbps downstream/1 Mbps upstream speeds in high-cost unserved or underserved areas. The CAF II funding runs through and the Company must complete the CAF II deployment by December 31, 2021. Thereafter, the FCC will review carriers’ CAF II program completion data and if the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

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

On March 13, 2020, in response to the COVID-19 pandemic, over 550 providers of critical communications services, including Frontier, took the FCC’s Keep Americans Connected pledge pursuant to which providers agreed (i) not to terminate service to any consumer or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (ii) to waive any late fees that any consumer or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (iii) to open its Wi-Fi hotspots to any American who needs them. The Keep Americans Connected Pledge expired on June 30, 2020; however, state and federal governments continue to ask companies to aid in pandemic response. Some of the states we operate in have issued executive orders prohibiting the disconnection of services for customers for the length of the state of emergency and/or otherwise restrict the assessment of late fees during the pandemic. While certain customers have taken advantage of COVID-19 related relief programs, as of September 30, 2021, very few

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

had past due balances beyond the point of normal disconnection. Given the unprecedented and evolving nature of the pandemic and the evolving response of multiple levels of government, the impact of potential changes on the Company are not fully known at this time.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2021, 78% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2021. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of September 30, 2021, our discount rate utilized in calculating our benefit plan obligation was 3.10%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 22% of our outstanding borrowings at September 30, 2021 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2021, the fair value of our debt was estimated to be approximately $7,070 million, based on quoted market prices, our overall weighted average borrowing rate was 5.658% and our overall weighted average maturity was approximately eight years. As of September 30, 2021, the weighted average maturity increased from 4.9 years as of December 31, 2020. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2021 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $79 million from $2,507 million at December 31, 2020 to $2,586 million at April 30, 2021. This increase primarily resulted from contributions of $32 million and investment returns of $78 million, partially offset by benefit payments to participants of $25 million and plan expenses of $6 million.

The value of our pension plan assets increased $12 million from $2,586 million at April 30, 2021 to $2,598 million at September 30, 2021. This increase primarily resulted from investment returns of $68 million, partially offset by benefit payments to participants of $51 million and plan expenses of $5 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2021, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first nine months of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the CTF transaction. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock.  On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which will require court approval and will be covered by insurance, will have no material financial impact on the Company.  In addition, shareholders filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints are based, generally, on the same facts asserted in the consolidated class action complaint.  Frontier believes the derivative complaints are meritless and does not expect those cases will have a material financial impact on the Company.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which updated and replaced the “Risk Factors” described in Part 1, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2021.

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
4.1

Indenture, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021).

	4.2	Form of 6.000% Second Lien Secured Notes due 2030 (included in Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021).
10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021).

	22	Subsidiaries of the Registrant
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: November 3, 2021