Form 10-K
period 2021-12-31
Frontier Communications Parent, Inc.
filed 2022-02-25
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021, based on the closing price per share on such date was $6.45 billion. The number of shares outstanding of the registrant's common stock as of February 21, 2022 was 244,421,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “Frontier”, “we,” “us” or “our” shall refer to Frontier Communications Parent, Inc.

Item 1.	Business

Overview

Frontier is a provider of communications services in the United States, with approximately 2.8 million broadband customers and 15,600 employees, operating in 25 states as of December 31, 2021. We offer a broad portfolio of communications services for consumer and business customers, which include data and Internet services, voice services, video services, and other.

For the year ended December 31, 2021, approximately 45% of our total revenue attributable to non-subsidy activities related to our fiber-optic products, with the other 55% relating to copper products. We generated revenue of approximately $6.4 billion for the year ended December 31, 2021.

Revenue by Product	Revenue by Customer	Revenue by Technology, Excluding Subsidy

On April 30, 2021, we emerged from bankruptcy, with a restructured balance sheet, a new management team, and a new purpose of “Building Gigabit America.” See “Emergence from Chapter 11 Bankruptcy; Basis of Presentation” below for a discussion of our reorganization and related financial reporting.

The Company has undertaken a significant transformation focused on its newly defined purpose. Key milestones in the last twelve months include:

•Second Quarter 2021:

oA new board of directors, led by our Executive Chairman John Stratton.

oEmergence from bankruptcy and listing of our common stock on NASDAQ, trading under the ticker symbol “FYBR”.

oA new management team, including the appointment of our Chief Executive Officer (“CEO”) Nick Jeffery and numerous other senior leaders.

oStrategic review by new board and management team.

•Third Quarter 2021:

oHeld inaugural Investor Day held in August, including results of strategic review.

oAnnounced a new strategy, focused on four pillars: fiber deployment, fiber penetration, customer experience and operational efficiency.

oBuilt a record 185,000 new fiber locations.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

oAdded a record 29,000 fiber broadband customer net additions.

•Fourth Quarter 2021:

oBuilt a new record high of 192,000 fiber locations.

oAdded a new record 45,000 fiber broadband customer net additions.

oFiber broadband customers net additions offset copper broadband net losses, resulting in positive total broadband customer net additions for the first time in more than five years.

oDelivered record-high Net Promoter Scores (NPS), with fiber NPS turning positive for the first time in company history.

oSuccessfully executed $1 billion debt offering.

oEntered into key strategic network agreements with AT&T.

Demand for high-speed broadband is growing rapidly, with data usage per household expected to grow significantly through higher over-the-top video consumption, more connected devices per household, and increased demand for upstream data (e.g., videoconferencing, gaming). We believe that fiber-optic service has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels.

Given these product advantages, the Company announced a strategy that involves four key priorities: fiber deployment, fiber penetration, customer experience and operational efficiency.

•Fiber Deployment: We announced our plan to accelerate our fiber build to reach approximately 10 million total fiber passings by December 31, 2025. We are prioritizing our build to locations which we estimate will provide the highest investment returns, and locations that are geographically clustered to accelerate the pace of the build. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

In 2021, we built fiber to approximately 638,000 locations, resulting in 4.0 million total locations passed with fiber as of December 31, 2021. Our build plan remains on track and within the budget, and we have worked to solidify our fiber build supply chain, entering into multi-year agreements with key labor and equipment partners.

•Fiber Penetration: We will deliver new best-in-market products to meet customer demands and increase penetration in our fiber footprint. We are targeting terminal penetration of 45% in markets we have passed with fiber.

In 2021, we added a record 99,000 fiber broadband customer net additions, with 75% of those in the second half of the year.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

These record fiber broadband net additions resulted in rising fiber broadband customer penetration across our footprint. In our Base Fiber footprint, which consists of the 3 million locations that we passed with fiber at the end of 2019, penetration increased to 41.9% at the end of 2021, up from 41.2% from the end of 2020. In our 2020 fiber build cohort, penetration increased to 22.4% at the twelve-month mark.

•Customer Experience: We plan to deliver an exceptional experience throughout the customer journey. In 2021, we launched several partnerships to improve the customer experience including:

oRed Ventures: digital customer acquisition.

oeero, an Amazon company: delivering a fast, reliable whole-home Wi-Fi experience.

oYouTube TV: providing our customers with the lowest available price for streaming content in the market.

We have also made progress on our level of service to deliver an exceptional customer experience. Some key examples include:

oTotal churn and 90-day churn and call center volumes have declined since March 2021.

oOur Net Promoter Score (NPS) has increased since March 2021.

oCancellations between order and installation have decreased.

•Operational Efficiency: Across the entire company, we have identified opportunities to simplify and digitize our operations, which we expect to yield annualized gross run rate cost savings of approximately $250 million by 2023. The initiatives that we implemented in 2021 realized approximately $90 million of annualized gross run rate cost savings as of December 31, 2021.

Frontier’s Service Territories

Customers

We conduct business with both consumer and business customers.

Consumer

Our consumer customers are residential customers in single or multiple dwelling units. We provide broadband, video, voice and other services and products to our consumer customers over both fiber and copper-based networks.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Business

Our business customers include larger enterprise customers, small and medium businesses (“SMB”), and wholesale customers.

oLarger Enterprise: Fortune 1000, multi-location companies, large government entities, large educational institutions, and non-profits.

oMedium Business: Single or multi-location companies and mid-sized government entities, educational institutions, and non-profits.

oSmall Business: Mostly single-location companies, the smaller of which have purchase patterns similar to consumer customers.

oWholesale: Wholesale customers are often referred to as carriers or service providers and include national operators (such as AT&T and Verizon), local exchange companies that need to access locations within Frontier’s footprint to offer local services and wireless carriers, and integrated carriers that offer a variety of services across all of these categories. Wholesale customers buy both voice and data services to supplement their own network infrastructure.

We provide a broad range of services to our SMB and enterprise customers, including broadband, ethernet, traditional circuit-based services, software defined wide area network (“SDWAN”), managed Wi-Fi and cloud IT solutions, voice, and Unified Communications as a Service (“UCaaS”) services and Voice over Internet Protocol (“VoIP”). We also offer these customers advanced hardware and network solutions and services.

Services

We offer a broad portfolio of communications services for consumer and business customers. These services are offered on either a standalone basis or in a bundled package, depending on each customer’s needs.

Data and Internet services: We offer a comprehensive range of broadband and networking services. The principal consumer service we provide is broadband internet. Business services include a complete portfolio of ethernet services, dedicated Internet, SDWAN, managed Wi-Fi, time division multiplexing data transport services and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also offer wireless broadband services (through unlicensed spectrum) in select markets utilizing networks that we own or operate.

Voice services: We provide voice services, including data-based VoIP and UCaaS, long-distance and voice messaging services, to consumer and business customers in all of our markets. These services are billed monthly in advance. Long-distance service to and from points outside our operating properties are provided by interconnection with the facilities of interexchange carriers. Our long-distance services are billed in advance for unlimited use service and billed in arrears for services on a per minute-of-use basis.

We also offer packages of communications services. These packages permit customers to bundle their products and services, including voice service, video and Internet services, and other product offerings.

Video services: We offer video services under the Frontier TV brand in portions of California, Texas, and Florida and under the Vantage brand in portions of Connecticut, North Carolina, South Carolina, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under an agency relationship with Dish Network Corp. (Dish) in additional markets.

Access services: We offer a range of access services. Our switched access services allow other carriers to use our facilities to originate and terminate their local and long-distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges are based on access rates filed with the Federal Communications Commission (“FCC”) for interstate services and with the respective state regulatory agency for intrastate services. See “Regulatory Environment” below.

Advanced hardware and network solutions: We offer our SMB and enterprise customers various hardware and network solutions utilizing cloud functionality, including end-to-end solutions like cloud managed services and Managed Wireless LAN. We offer third-party communications equipment tailored to their specific business needs by partnering with Mitel, Cisco, Ingram Micro, Airbus, Avaya, Hewlett Packard, and other equipment manufacturers.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

We connect to households and business locations in our service territory using a combination of fiber optic, copper, and wireless technologies. In some cases, we provide direct fiber into a residence (Fiber-to-the-home) or a business premises. In other cases, a location is served with a hybrid combination of fiber and copper. Residences in our service territory are served by fiber-to-the-home and by fiber-to-the-node (fiber carries the traffic to an intermediate location where the signals are converted to copper wire for the final delivery to the household). We provide data, video, and voice services to customers over both of these architectures. Additionally, fixed wireless broadband (FWB) is part of our broadband strategy and is deployed for some business ethernet services. FWB is delivered by the use of an antenna on a Frontier base location and another antenna at the customer location.

Competition

Competition within the communications industry is intense. For the vast majority of our premises passed, we currently face competition from either zero or one wireline competitor. In addition, we operate in many dense, urban markets with favorable demographic characteristics that correlate to higher broadband usage. As an example, we have a strong presence in Texas, Florida, and California, the three states in the U.S. with the highest population gains from 2010 to 2020. Given our footprint, we believe we are well positioned to capitalize on attractive demographic trends.

However, technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers, including Frontier. More market participants are now competing to meet the communications needs of the same customer base, thus increasing competitive pressures. We face competition from cable, wireless and wireline carriers, satellite, fiber “overbuilders” and Over-the-Top (“OTT”) companies. Many of these service providers are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years. Many of our competitors are larger, have stronger brand recognition, have more service offerings, and have greater financial resources than we currently do. All of these factors create potential downward pressure on the demand for and pricing of our services. Competition includes the following:

-Cable operators: In a majority of our markets, cable operators offer high speed Internet, video, and voice services, and compete with us aggressively for consumer and business customers on speed and price primarily by marketing with significant promotional period pricing.

-Wireless carriers: Wireless operators offer broadband, video and voice services and compete with us for consumer and business customers by offering increasingly larger data packages that utilize the latest 5G technology to mobile customers. As a result, the percentage of premises with landline telephone service has been declining, a trend we expect will continue.

-Online video providers: Many consumers are opting for OTT video services rather than traditional, multi-channel video. In response, we have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services. Additionally, we have developed partnerships with leading OTT providers such as DirectTV Stream and YouTubeTV to offer their services to our customers. The percentage of premises with a traditional, multi-channel video product has declined, a trend we expect will continue.

Competition for consumer customers is based on price, bandwidth, quality, and speed of service, including promotions as well as bundling of service offerings. Competition comes from other communications providers, cable operators, Competitive Local Exchange Companies (CLECs), and other enterprises. Our focus is to improve our customers’ experience through the deployment of efficient responses for their specific needs. This will improve the overall service quality provided and encourage migration to higher speed Internet services. Some consumer customers prefer the convenience and discounts available when voice, data, Internet and or video services are bundled by a single provider. To address this demand, we offer satellite TV video service through a partnership with Dish in areas where we don’t otherwise have our own video capabilities.

Competition for business customers is also based on price, bandwidth, quality, and speed of service, including pricing and promotions and bundled offerings. Competition comes from other communications providers, cable operators, CLECs, and other enterprises. As compared to our consumer customers, business customers often require more sophisticated and more data-centered solutions (e.g., IP PBX, E911 networks, ethernet and SIP trunking). In order to differentiate ourselves from other service providers, Frontier delivers end-to-end solutions such as cloud managed services and managed wireless LAN.

As customers continue to migrate to OTT video models, broadband is a core growth component for attracting and retaining consumer customers as well as our smaller business customers. We are committed to growing our customer base through providing higher broadband speeds and capacity that will enable us to reach new markets, target new customers and grow the business while maximizing our full geographic footprint.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

In addition to the focus on our broadband capabilities, we must continue to evolve our other product offerings to meet the changing needs of the market, provide strong customer service and support, invest in our network to enable adequate capacity and capabilities, and package our offerings at attractive prices. We are continuing to execute on our initiatives to build out our fiber network, drive operational performance, invest in our fiber network, win customers in our footprint, deliver on exceptional customer journey, and simplify our operations.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC, and the state regulatory agencies to continue to revise the statutes and regulations governing communications services.

Regulation of Our Business

We are subject to federal, state, and local regulation and we have various regulatory authorizations for our regulated service offerings. At the federal level, the FCC generally exercises jurisdiction over information services, interstate, or international telecommunications services and over facilities to the extent they are used to provide, originate, or terminate interstate or international services. State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate, or terminate those services. Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues, including marketing, sales, provision of services, and service charges. In addition, local governments often regulate the public rights-of-way necessary to install and operate networks and may require service providers to obtain licenses or franchises regulating their use of public rights-of-way. Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain cable franchises and construction permits and to abide by applicable building codes.

Some state regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them. Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to set certain rates, arbitrate, and review interconnection disputes and agreements between incumbent telephone companies and CLECs, in accordance with rules set by the FCC. The FCC and some state regulatory commissions also impose fees on providers of telecommunications services to support the federal and state universal service programs. Many of the states in which we operate require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities. The FCC and certain states also require certain approvals or notifications to discontinue the use of certain telecommunications facilities and the provision of some services.

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet such restrictions may result in penalties or other obligations, including subjecting the Company to additional reporting and compliance obligations. As part of its required regulatory approval to emerge from Chapter 11, the Company has also agreed to and been required by certain states to comply with additional service quality, expenditures, reporting and other requirements. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states in which we operate, we are subject to regulation that limits levels of earnings and returns on investments. We continue to advocate for no or reduced regulation with the regulatory agencies in those states. In some of the states we operate in we have already been successful in reducing or eliminating price regulation on end-user services.

Federal Regulatory Environment

Frontier, along with all telecommunications providers, is subject to FCC rules governing certain of our operations and services, including the privacy of specified customer information. Among other things, these privacy-related rules obligate carriers to implement procedures to: protect specified customer information from inappropriate disclosure; obtain customer permission to use specified information in marketing; authenticate customers before disclosing account information; and annually certify compliance with the FCC’s rules. Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business.

Some regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges that could change the manner in which the entire industry operates or the way we provide our services. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulatory oversight and requirements can change rapidly in the communications industry, and such changes may have an adverse effect on us.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

The current status of material regulatory initiatives is as follows:

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provided $332 million in annual support and in return the Company is committed to make broadband with at least 10 Mbps downstream/1 Mbps upstream speeds available to approximately 774,000 high-cost unserved or underserved locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The deployment deadline for the CAF phase II program was December 31, 2021 and funding ended on that date. Thereafter, the FCC will review carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and is awaiting the FCC approval of its application. Frontier will be required to complete the buildout to the RDOF locations six years after funding starts, with interim target milestones over this period.

As part of its RDOF order, the FCC indicated it would hold a follow-on auction for the unawarded funding following the Phase I auction. However, it remains uncertain whether any such follow-on auction will occur given the recent passage of significant federal funding for broadband infrastructure funding.

COVID-19 Initiatives: The Federal government has undertaken several measures to address the ongoing impacts of the COVID-19 pandemic and to facilitate enhanced access to high speed broadband, including through several new funding programs. As these large amounts of federal funding flow through the broadband ecosystem, we will evaluate and pursue funding opportunities that make sense for our business. Frontier does not know what funding it may receive or the impact these programs may have, if any, in the future.

Specifically, as part of the Consolidated Appropriations Act of 2021 passed in December 2020, Congress provided $3.2 billion nationally to help support access to broadband services. In furtherance of this objective, the FCC created the Emergency Broadband Benefit to provide an up to $50 (up to $75 on tribal lands) monthly benefit for qualifying low-income consumers to purchase broadband. Frontier participated in the program and plans to participate in the successor Affordable Connectivity Program (“ACP”) when the programs transition in early 2022.

In March 2021, Congress passed the American Rescue Plan Act (“ARPA”) of 2021, which created a new $10 billion Coronavirus Capital Projects Fund that is available to the states for critical capital projects, including broadband infrastructure products, that directly enable work, education, and health monitoring. The ARPA also dedicated $350 billion to State and Local Coronavirus Fiscal Recovery Funds, which give states and localities the discretion to target a portion of the funding to broadband infrastructure, among many other permissible expenditure categories. States and localities continue to decide how they will distribute this funding, including whether to use it to fund broadband infrastructure. The ARPA also included $7.2 billion nationally for schools and libraries (the Emergency Connectivity Fund) that provides support for connectivity that enables remote learning. The FCC established rules prioritizing funding for off-campus services and devices, and the FCC is continuing to distribute funding under this program. For information on the tax-related legislative response to the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act (“IIJA”). The IIJA provides $42.5 billion nationally for the National Telecommunications and Information Administration (“NTIA”) to distribute to the states to provide service first to areas unserved by 25/3 Mbps and then to underserved areas, which is defined as less than 100/20 Mbps. Each state will receive a minimum of $100 million, with the remainder of program funding distributed based on the extent of high-cost areas and then the number of unserved locations in each state relative to the total number of unserved locations in the country. NTIA cannot begin distributing funding to states until the FCC has completed broadband mapping, which is not expected until the second half of 2022. States are expected to award funding they receive through competitive grant processes. In the IIJA, Congress also provides $14.2 billion for the ACP, which is the follow-on low-income program to the EBB. The IIJA includes certain changes for the ACP including, it reduces the maximum available subsidy per household from $50 to $30 (while keeping it at $75 on tribal lands), expands the eligibility pool for the subsidy, and requires that customers be able to apply the credit to any Internet service offering, among other things.

The IIJA also funds several other programs dedicated to broadband expansion and upgrades, including a $2 billion tribal broadband program, a $2 billion Rural Utilities Service loan and grants program, a $1 billion middle mile grants program, in addition to other smaller amounts or amounts less directly related to deployment and adoption.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Current and Potential Internet Regulatory Obligations: On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. California’s network neutrality provisions have gone into effect and remain the subject of litigation in the Eastern District of California. It is unclear whether pending or future appeals will have any impact on the regulatory structure, and it is unclear what impact federal legislative or regulatory actions will have on net neutrality issues.

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

Video Programming

Federal, state, and local governments extensively regulate the video services industry. Our linear video services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

We provide video programming in some of our markets including California, Connecticut, Florida, Indiana, and Texas pursuant to franchises, permits and similar authorizations issued by state and local franchising authorities. Most franchises are subject to termination proceedings in the event of a material breach or expire in the ordinary course. In addition, most franchises require payment of a franchise fee as a requirement to the granting of authority.

Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with material provisions set forth in the franchise agreement governing system operations. We believe that we are in compliance and meeting all material standards and requirements. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate.

Our agreement with Verizon for use of the FiOS brand and trademark in markets acquired from them expired on March 31, 2021 and was not renewed or extended. Frontier rebranded our related data and video services as Frontier FiberOptic Internet and Frontier TV, respectively.

Environmental Regulation

The local exchange carrier subsidiaries we operate are subject to federal, state, and local laws, and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

Segment Information

The Company’s operations are managed and reported to our CEO, the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment.

Intellectual Property

We own or have licenses to various trademarks, trade names and intellectual property rights that are necessary for the operation of our business.

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

Human Capital Management

Our greatest asset is our people. As of December 31, 2021, we have approximately 15,600 employees and serve approximately 2.8 million broadband customers across 25 states. A highly engaged workforce is the best way we can deliver for our customers,

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

realize our purpose, and transform our business. Our new Board and leadership team are committed to creating a best-in-class culture and improving our human capital management, including talent engagement and development, health and safety, and diversity, equity, and inclusion. In 2021, our new CEO Nick Jeffery rallied our workforce around the single purpose of Building Gigabit America. Our human resource programs support that ambition.

Talent engagement and development

A culture built upon listening is critical to our transformation into a thriving technology company. To drive change, our culture must be grounded in transparent, two-way communication with actionable feedback in every part of our organization.

In 2021 our new leadership team conducted a critical employee survey to evaluate employee engagement and satisfaction. This “People Pulse Survey” revealed key insights into how our culture was driving our business results. As a result, we made changes to policies, programs, and how we communicate. Our leadership team also began hosting regular all-hands meetings to share progress on priorities and solicit feedback from employees. For example, our CEO’s bi-monthly “Listen Live” events are open to all employees. During these calls, we discuss new products and programs, recognize individuals who exceed expectations, and answer our employees’ questions directly.

Talent development is also a focus for the new leadership team. In 2021, we provided training for customer-facing employees. Armed with a fuller knowledge of our technology, these employees can create a better customer experience. Additionally, we offer leadership development training to build our internal talent pipeline, and tuition reimbursement programs to support personal and professional growth.

Health and Safety

The safety of our employees is our top priority, and we are committed to providing a safe working environment. This starts at the top, with monthly executive reviews designed to monitor existing and emerging health and safety risks associated with our business and identify opportunities for training and other mitigation programs.

In 2021, the COVID-19 pandemic continued and so did the demand for our services. In turn, we evolved our COVID-19 safety protocol program to protect our employees and our customers. Our quick and decisive action helped avoid significant outbreaks in our employee population and minimized the impact on customers.

As a standard practice, we maintain environmental, health, and safety compliance programs, including ongoing safety training for our field technicians. In 2021, we added technical safety programs as we expanded our fiber build across the country. On average, new Frontier technicians receive a minimum of 160 hours of training.

Diversity, Equity, and Inclusion

We know a diverse workforce is a stronger workforce. In 2021, we refocused our diversity, equity, and inclusion efforts at the top. Our Board and our new senior management team are comprised of individuals that bring a wealth of diverse skills, talents, gender, ethnicity, and experience to their leadership of our company. Organization-wide, we also began an internal campaign to strengthen our culture with a year-long diversity celebration that educates and inspires our workforce.

Our Workforce

Our employee base decreased by approximately 4% from approximately 16,200 employees as of December 31, 2020 to 15,600 at December 31, 2021. During 2021, restructuring and organizational realignment resulted in the separation of approximately 350 employees. Approximately 70% of our total employees are represented by unions and are subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and on extension. Approximately 23% of our unionized employees are covered by collective agreements that are scheduled to expire in 2022. We consider our relations with our employees to be good.

In addition, our workforce is currently supplemented by approximately 370 contract workers, primarily supporting the technology and field operations groups. We are a federal contractor and follow the rules set forth by the Department of Labor Office of Compliance (OFCCP), including those applicable to recruiting, hiring and diversity.

Emergence from Chapter 11 Bankruptcy; Basis of Presentation

On April 14, 2020, Frontier Communications Corporation (“Old Frontier”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan of Reorganization (the “Plan”). On April 30, 2021, (the “Effective Date”), the Company emerged from Chapter 11 pursuant to a series of transactions under the Plan. On the Effective Date, among other things, all of the obligations under Old Frontier’s unsecured senior notes were cancelled, all of Old Frontier’s equity existing as of the Effective Date was cancelled, and the Company issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined in the Plan.) Further, in connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan, Frontier Communications Holdings, LLC completed a series of transactions whereby it assumed all of the outstanding indebtedness of Old Frontier and issued the “Takeback Notes.”

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Upon the Company’s emergence from the Chapter 11 Cases, the Company adopted fresh start accounting, which resulted in a new basis of accounting and the Company became a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 4 – “Fresh Start Accounting” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, for additional information related to fresh start accounting.

In this report, references to “Successor” relate to our financial position and results of operations after the Effective Date and references to “Predecessor” refer to the financial position and results of operations of Old Frontier and its subsidiaries on or before the Effective Date.

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

We make available on our website, as noted above, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Specific Code of Business Conduct and Ethics Provisions for Certain Officers, and the charters for the Audit, Compensation and Human Capital, and Nominating and Corporate Governance Committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 401 Merritt 7, Norwalk, Connecticut 06851 Attention: Corporate Secretary.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to implement strategic initiatives, our ability to comply with the covenants in the agreements governing our indebtedness and other matters. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including but not limited to:

•our significant indebtedness, our ability to incur substantially more debt in the future, and covenants in the agreements governing our current indebtedness that may reduce our operating and financial flexibility;

•declines in Adjusted EBITDA relative to historical levels that we are unable to offset;

•our ability to successfully implement strategic initiatives, including our fiber buildout and other initiatives to enhance revenue and realize productivity and service improvements;

•our ability to secure necessary construction resources, materials and permits for our fiber buildout initiative in a timely and cost-effective manner;

•potential disruptions in our supply chain and the effects of inflation resulting from the COVID-19 pandemic, the global microchip shortage, or otherwise, which could adversely impact our business and hinder our fiber expansion plans;

•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•competition from cable, wireless and wireline carriers, satellite, fiber “overbuilders” and OTT companies, and the risk that we will not respond on a timely or profitable basis;

•our ability to successfully adjust to changes in the communications industry, including the effects of technological changes and competition on our capital expenditures, products, and service offerings;

•risks related to disruption in our networks, infrastructure and information technology that result in customer loss and/or incurrence of additional expenses;

•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

•our ability to retain or attract new customers and to maintain relationships with customers;

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

•our ability to comply with the applicable CAF II and RDOF requirements and the risk of penalties or obligations to return certain CAF II and RDOF funds;

•our ability to defend against litigation and potentially unfavorable results from current pending and future litigation;

•our ability to comply with applicable federal and state consumer protection requirements;

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

•the effects of governmental legislation and regulation on our business, including costs, disruptions, possible limitations on operating flexibility and changes to the competitive landscape resulting from such legislation or regulation;

•the impact of regulatory, investigative, and legal proceedings and legal compliance risks;

•our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics;

•the effects of changes in income tax rates, tax laws, regulations, or rulings, or federal or state tax assessments, including the risk that such changes may benefit our competitors more than us, as well as potential future decreases in the value of our deferred tax assets;

•the effects of changes in accounting policies or practices;

•our ability to successfully renegotiate union contracts;

•the effects of increased medical expenses and pension and postemployment expenses;

•changes in pension plan assumptions, interest rates, discount rates, regulatory rules, and/or the value of our pension plan assets;

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

•potential adverse impacts of the COVID-19 pandemic on our business and operations, including potential disruptions to the work of our employees arising from health and safety measures such as social distancing, working remotely and recent applicable federal, state and local mandates and prohibitions, our ability to effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors and the ability of our vendors to perform under current or proposed arrangements with us;

•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations;

•market overhang due to substantial common stock holdings by our former creditors;

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

As of December 31, 2021, we have indebtedness of approximately $8 billion of which approximately $7 billion is secured. We may also be able to incur substantial additional indebtedness in the future. Although the terms of the agreements currently governing our existing indebtedness restrict our and our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

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

In addition, our First Lien Notes and Second Lien Notes (including the Takeback Notes), as well as our subsidiary indebtedness, are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners can be negatively impacted if they deem us a credit risk as a result of our credit rating.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

•enter into transactions with affiliates; and

•engage in consolidation, mergers, and acquisitions.

In addition, our credit facilities require us to comply with specified financial ratios, including a maximum first lien coverage ratio. Any future indebtedness may also require us to comply with similar or other covenants.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operations.

Frontier is primarily a holding company and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs and service our indebtedness, including the notes.

Frontier is primarily a holding company and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company, we depend on distributions, transfers, and other intracompany payments with our subsidiaries to fund our obligations. The operating results of our subsidiaries at any given time may not be sufficient to make distributions, transfers, or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these distributions, transfers, and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and/or changes in pension plan assumptions.

Under IRS regulations, we are required to make minimum contributions to our pension plan annually, based upon, among other factors, the value of plan assets relative to the funding target.   We made contributions of $42 million and $64 million to our pension plan in 2021 and 2020, respectively.  Our required contributions for plan years 2021 and 2020, calculated as of January 1 of the relevant year, were approximately $172 million and $127 million, respectively.  In 2021, we received an IRS waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the 2020 minimum required distribution. With this waiver, we are spreading the 2020 minimum required contribution over the five subsequent plan years, in addition to the minimum contributions owed for those plan years. Further, we have adopted certain provisions of the American Rescue Plan Act, or ARPA, effective for 2019 and 2020, which decreased the minimum required contributions for those years.

We expect to make contributions to our pension plan in future years and the amount of required contributions for future years could be significant.  Volatility in our asset values, liability calculations, or returns may impact the costs of maintaining our pension plan and our future funding requirements. Any future contribution to our pension plan could be material and could have a material adverse effect on our liquidity by reducing cash flows.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements.

Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases, lump sum payments, and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and impacted by factors such as inflationary pressures that are largely out of our control. Changes in the pension assumptions could have a material impact on pension costs and obligations, and could in turn have a material adverse effect on our earnings, equity, and funding requirements.

Risks Related to Our Business

If our fiber expansion plan or other initiatives to increase our revenues, customer trends, profitability and cash flows are unsuccessful, our financial position and results of operations will be negatively and adversely impacted.

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and borrowing under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, taxes, pension and other employee benefit obligations and other operating expenses. We continue to experience revenue declines as compared to prior years. We have undertaken, and expect to continue to undertake, programs and initiatives with the objective of improving revenues, customer trends, profitability, and cash flows by enhancing our operations and customer service and support processes. In particular, under our fiber expansion plan we intend to grow our fiber network and optimize our existing copper network at attractive internal rates of return (IRRs) in order to increase our revenues and customer trends, and in turn increase our profitability and cash flows. We have historically experienced significant challenges in achieving such improvements. In addition, these programs and initiatives require significant investment and other resources and may divert attention from ongoing operations and other strategic initiatives.

There can be no assurance that our current and future initiatives and programs will be successful, or that the actual returns from these programs and initiatives will not be lower than anticipated or take longer to realize than we anticipate. For example, we may not reach our targets to expand and penetrate our existing fiber network on the timelines we anticipate, or at all. If current and future programs and initiatives are unsuccessful, result in lower returns than we anticipate, or take longer than we anticipate, it could have a material adverse effect on our financial position and our results of operations.

The effects of the COVID-19 pandemic, including its impact on market conditions, may adversely impact our business and hinder our fiber expansion plans. In addition, we continue to evaluate the potential impact to our business and results of operations of certain federal, state, and local regulatory requirements in response to COVID-19.

The outbreak of COVID-19 and the resulting economic downturn adversely affected the financial markets and the economy more generally, which could adversely impact our business. As of December 31, 2021, the markets remain volatile and the economic outlook remains uncertain.

While overall the operational and financial impacts to our business of the COVID-19 pandemic for the year ended December 31, 2021 were not significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our business and our results of operations. We have experienced a slowdown in service activations for certain customers; to date, these negative impacts have been partially offset by higher consumer activations and lower churn, but there can be no assurance they will continue to be offset. We also continue to closely track our customers’ payment activity as well as external factors, including the expiration of federal wage subsidies for individuals and small businesses which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our consumer broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

Our response to COVID-19 has included several operational safety precautions. We continue to monitor the applicable federal, state, or local requirements and any potential impact it may have on our workforce.

Potential longer-term impacts of COVID-19 on our business include the potential for higher borrowing costs and incremental financing needs. Our analysis of the potential impact of COVID-19 is subject to change. We are unable to predict the timing, duration or intensity of the COVID-19 pandemic and its effects on the business and general economic conditions in the United States of America and the markets in which we operate. Our financial condition, results of operations, liquidity and cash flows could be significantly affected by the continuing COVID-19 pandemic.

Potential disruptions in our supply chain and the effects of inflation, resulting from the COVID-19 pandemic, the global microchip shortage, or otherwise, may adversely impact our business and hinder our fiber expansion plans.

Through December 31, 2021, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, have been impacted by COVID-related workforce absences and other disruptions which have affected our

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

service levels and distribution of work. In particular, network electronics that require microchip processors have experienced supply chain constraints due to the global microchip shortage.

While we have endeavored to diversify our supplier and contractor base, we cannot assure you that we will not experience significant shortages or delays in our supply chain relating to materials, labor, and other inputs necessary to our fiber expansion plans. Any such shortages or delays may adversely impact our ability to reach our fiber expansion targets on budget and on time.

In addition, during fiscal 2021 we began to experience the impact of inflation-sensitive items, including upward pressure on the cost of materials, labor, and other items that are critical to our business. We continue to monitor these impacts closely and, if costs continue to rise, may be unable to recoup losses or offset diminished margins by passing these costs through to our customers or implementing offsetting cost reductions.

The communications industry is very competitive, and some of our competitors have superior resources which may place us at a disadvantage.

We face competition in every aspect of our business. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include cable companies, wireless and wireline carriers, satellite, fiber “overbuilders” and OTT companies, some of which may be subject to less regulation than we are. These entities may provide services competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our markets that are competitive with or superior to our copper-based networks in those markets. Several competitors were successful bidders in the RDOF auction in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless, cable, and other providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

Some of our competitors have market presence, engineering, technical, marketing, and financial capabilities which are substantially greater than ours. In addition, some of these competitors have less debt and are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, including leading edge technologies such as artificial intelligence, machine learning and various types of data science, as well as take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

We cannot predict which of the many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products, or services. Our ability to compete successfully will depend on the effectiveness of capital expenditure investments in infrastructure, products and services, our marketing efforts, our ability to deliver high quality customer service, our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect our business and that of our competitors differently, new services that may be introduced, changes in consumer preferences, or habits, demographic trends, economic conditions and pricing strategies by competitors. Increasing competition may reduce our revenues and increase our marketing and other costs as well as require us to increase our capital expenditures and thereby decrease our cash flows.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

Our information technology, networks, and infrastructure may be subject to damage, disruptions, or shutdowns due to computer viruses, cyber-attacks or breaches, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters, or other catastrophic events.

Further, our network and information systems are subject to various risks related to third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. Similarly, we rely on employees in our network operations centers, data centers and call centers to follow our procedures when handling sensitive information. While we select our third-party business partners and employees carefully, we do not control their actions, which could expose us to cyber-security risks. In addition, our customers using our network to access the Internet may become victim to malicious and abusive Internet activities, such as unsolicited mass advertising (or spam), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software; these activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

While we maintain security measures, disaster recovery plans and business continuity plans for our business and are continuously working to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we are the subject of increasingly frequent cyber-attacks. Any unauthorized access, computer viruses, ransomware attacks, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; government investigations and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition, or cash flows.

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

As of December 31, 2021, approximately 70% of our total employees were represented by unions and were subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and extension. Approximately 23% of our unionized employees are covered by collective agreements that are scheduled to expire in 2022. In addition, approximately 45% of the unionized workforce are covered by collective bargaining agreements that are on extensions from the dates on which they originally expired in 2020 or 2021.

We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant additional costs on us, which could adversely affect our financial condition and results of operations in the future.

Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations, could adversely affect our business.

There is a heightened public focus on climate change, sustainability, and environmental issues and customer, regulatory and shareholder expectations are evolving rapidly, with a focus on companies’ climate change readiness, response, and mitigation strategies. This has led to increased government regulation and caused certain of our partners and vendors to incorporate environmental standards into our business with them. We expect that the trend of increasing environmental awareness will continue, which will result in higher costs of operations. We are committed to incorporating environmentally sustainable practices into our business, including those focused on reducing our carbon footprint and emissions, managing energy use and efficiency, and enhancing our use of renewable energy and device recycling. While undertaken in a manner designed to be as efficient and cost effective as possible, this may result in increases in our costs of operations relative to our competitors.

The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in severe weather in the areas in which we operate. Increasing frequency and intensity of rainfall and tropical storms, flooding, wildfires, sustained high wind events and freezing conditions, including related power outages, could impair our ability to build and maintain our network and lead to disruptions in our services

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

and supply chain. These changes could be severe and could negatively impact our operations. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital expenditures to comply with these initiatives, increase our costs, impact our ability to compete. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

In addition, the local exchange carrier subsidiaries we operate are subject to federal, state, and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us, regardless of fault or the lawfulness of the activity that resulted in contamination.

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

We continue to execute on our video strategy of achieving savings by renegotiating contracts to lower content costs or dropping channels entirely. The content owners of the programming that we carry on our multichannel video systems are the exclusive provider of the channels they offer. If we are unable to reach a mutually-agreed contract with a content owner, including pricing and carriage provisions, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels. The loss of content could result in loss of customers who place a high value on the particular content that is lost. In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one and carry and pay for content that customers do not value, in order to have access to other content that customers do value. Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations. As a result of these factors, the cost of content acquisition may continue to increase faster than corresponding revenues which could result in lower profitability.

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

In connection with our emergence from bankruptcy, the Plan provided that holders of general unsecured claims, including, but not limited to, litigation claims against us and/or our subsidiaries, had their claims “ride through” the bankruptcy, meaning there was no bar to or discharge of these claims. In particular, litigation claims against us survived the bankruptcy and those claims may be pursued against us. To the extent such claims could have been asserted prior to bankruptcy or arose during the bankruptcy, such claims can be asserted now that we have emerged from bankruptcy. In addition to potential liability for claims asserted against us, we have ongoing obligations to indemnify our former officers and directors and certain underwriters in connection with litigation as we did before the bankruptcy.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including network elements such as digital and Internet protocol switching and routing equipment, optical and copper transmission equipment, broadband connectivity equipment, various forms of customer premise equipment, optical fiber, wireless equipment, as well as the software that is used throughout our network to manage traffic, network elements, and other functions critical to our operations. If any of our major suppliers were to experience disruption, supply-chain interruptions, financial difficulties, or other unforeseen problems delivering, maintaining, or servicing these network components on a timely basis, our operations could suffer significantly. For example, supply chain and labor disruptions arising from the ongoing COVID-19 pandemic may affect the ability of our suppliers and vendors to provide products and services to us in a timely matter, or at all, which may adversely impact our operations. Our suppliers and vendors may also experience increased costs for their materials, labor, and other significant items due to inflation, which they could seek to pass along to us and their other customers. In addition, due to changes in the communications industry, the suppliers of many of these products and services have been consolidating. In the event it were to become necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, or utilities on economically-attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Our historical financial information may not be indicative of our future financial performance as a result of the implementation of the Plan.

Our capital structure was significantly altered under the Plan. Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with ASC 852, Reorganizations. Under fresh start accounting rules that apply to us upon the Effective Date, our assets and liabilities have been adjusted to fair value and our accumulated deficit has been restated to zero. In addition, we have adopted certain accounting policy changes as part of fresh start accounting and such policies could result in material changes to our financial reporting and results. Accordingly, our financial condition and results of operations following our emergence from Chapter 11 are not comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. As a result, investors should not rely on these results as indicative of our future performance.

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce the switched access charge and subsidy revenues we receive.

A portion of Frontier’s total revenues ($333 million, or 5%, in 2021 and $344 million, or 5%, in 2020) are derived from federal and state subsidies for rural and high-cost support, primarily CAF II support, and also including Federal High Cost support and various state subsidies. Excluding the support related to the Northwest Operations divested on May 1, 2020, we received $313 million in annual CAF II support through 2021 in return for our commitment to make broadband available to certain households within our service territory.

On January 30, 2020, the FCC adopted an order establishing the RDOF program. We participated in the RDOF Phase I auction and were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Assuming Frontier’s long-form RDOF application is granted by the FCC, we anticipate that we will begin receiving funding early in 2022.

The RDOF program will not be as favorable to us as the CAF Phase II program and will result in a material reduction in our annual FCC funding, from approximately $332 million in annual support under CAF II through 2021 to approximately $37 million in annual support under RDOF beginning in 2022. This will result in a material reduction in our revenue and operating income and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the FCC will review CAF II carriers’ completion data and if the FCC determines that we did not satisfy our CAF II requirements we could be required to return a portion of the funds received and may be subject to certain other requirements and obligations.

A portion of our total revenues ($75 million, or 1% in 2021 and $89 million, or 1%, in 2020) are derived from switched access charges paid by other carriers for services we provide in originating intrastate and interstate long-distance traffic. We expect a portion of our revenues will continue to be derived from switched access charges paid by these carriers for these services. The rates we can charge for switched access are regulated by the FCC and state regulatory agencies and could be further reduced in the future.

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

We are also required to contribute to the Universal Service Fund (“USF”) and the FCC allows us to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $83 million of revenue in the four months ended April 30, 2021 and $193 million in 2020. Upon emergence from bankruptcy, USF charges are recorded on a net basis, to Cost of Service expense. If we are unable to recover USF contributions, it could have a material adverse effect on our business or results of operations.

While we are implementing a number of operational initiatives in order to realize certain cost savings, our ability to achieve such cost savings on a timely basis, or at all, is subject to various risks and assumptions by our management, which may or may not be realized. Even if we do realize some or all of such cost savings, they may be insufficient to offset any reductions in subsidies or CAF II funding we receive, or our inability to recover USF contributions.

Frontier and our industry are expected to remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state, and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings. In addition, changes to the regulations that govern our business may have an adverse effect on our

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies, or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations, regulatory oversight, or changes to these regulations will affect our operations or ability to compete in the future.

FCC rulemakings and state regulatory proceedings, including those relating to Internet access offerings, could have a substantial adverse impact on our operations.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state and local governments may pass laws and adopt rules and regulations, including those directed at privacy or service rates, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. Although the FCC has pre-empted state jurisdiction on network neutrality and privacy, many states, including California, have considered, or are moving forward with legislation or other regulatory actions related to these or other Internet-related issues. We cannot predict whether the outcome of expected or pending challenges to the FCC’s regulations or subsequent state actions will prove beneficial or detrimental to our competitive position.

We are subject to the oversight of certain federal and state agencies that may investigate or pursue enforcement actions against us relating to consumer protection matters.

Certain federal and state agencies, including state attorneys general, monitor and exercise oversight related to consumer protection matters, including those affecting the communications industry. Such agencies have in the past, and may in the future, choose to launch an inquiry or investigation of our business practices in response to customer complaints or other publicized customer service issues or disruptions, including regarding the failure to meet technological needs or expectations of our customers. For example; in May 2021, the Federal Trade Commission (“FTC”), joined by five state attorneys general in Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two District Attorneys in California, filed a complaint against us in Federal Court relating to alleged misrepresentations in our advertising relating to Internet speeds we were capable of delivering to DSL customers. In October 2021, the court dismissed the five-state attorney general claims but permitted the FTC’s and California’s claims to proceed. Such inquiries or investigations could result in reputational harm, enforcement actions, litigation, fines, settlements, and/or operational and financial conditions being placed on the Company, any of which could materially and adversely affect our business.

We are subject to the oversight of certain federal and state regulatory agencies regarding commitments that were made by or imposed on the Company by the regulatory agencies in association with securing federal and state regulatory approval for the Restructuring.

The Company made several affirmative commitments to federal and certain state regulators to secure approval for the Restructuring, including specific investment, broadband service deployment, service quality improvements, reporting, and compliance commitments. Regulators will monitor and may launch compliance inquiries or investigations and if the Company is found to have failed to comply with its obligations it could result in reputational harm, enforcement actions, litigation, penalties, fines, settlements and/or operational and financial conditions being placed on the Company, any of which could materially and adversely affect our business.

Tax legislation may adversely affect our business and financial condition.

Tax laws are dynamic and continually change as new laws are passed and new interpretations of the law are issued or applied. For example, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code and, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and imposes limitations on the use of net operating losses arising in taxable years beginning after December 31, 2017. The reduction of the U.S. corporate tax rate resulted in a decreased valuation of our deferred tax asset and liabilities.

More recently, on March 18, 2020, the Families First Coronavirus Response Act (FFCR Act), and on March 27, 2020, the CARES Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. The Company evaluated the impact of this legislation on its consolidated financial position, results of operations, and cash flows and determined no monetary impact.

The determination of the benefit from (or provision for) income taxes requires complex estimations and significant judgments concerning the applicable tax laws. If in the future any element of tax legislation changes the tax code for income taxes, it could affect our income tax position and we may need to adjust the benefit from (or provision for) income taxes accordingly.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

•the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•market overhang due to substantial holdings by former creditors that may wish to dispose of our common stock;

•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•market and industry perception of our success, or lack thereof, in pursuing our fiber expansion strategy;

•strategic actions by us or our competitors, such as acquisitions or restructurings;

•changes in laws or regulations which adversely affect our industry or us;

•changes in accounting standards, policies, guidance, interpretations, or principles;

•changes in senior management or key personnel;

•issuances, exchanges, or sales, or expected issuances, exchanges, or sales of our capital stock;

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

We currently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us.

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

If securities or industry analysts do not publish or cease publishing research or reports, or publish unfavorable research or reports, about us, our business, or our industry, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry, or our competitors. If we do not maintain adequate research coverage or if any of the analysts who may cover us downgrade our stock, publish inaccurate or unfavorable research about our business or provide relatively more favorable recommendations about our competitors, our stock price could decline. If any analyst who may cover us

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

were to cease coverage of our Company or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

General Risks

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

Our success depends in part upon key personnel. The composition of our management team changed significantly in 2021; qualified individuals are in high demand, and we may incur significant costs to attract them. The loss of key employees or unexpected changes in the composition of our senior management team could materially and adversely affect our ability to execute our strategy and implement operational initiatives which could have a material and adverse effect on our financial condition, liquidity, and results of operations. We cannot guarantee that our key personnel will not leave or compete with us. If executives, managers, or other key personnel resign, retire, or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner. The loss, incapacity, or unavailability for any reason of key members of our management team could have a material adverse impact on our business.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our owned property consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside communications plant, and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles, and wires. Central office equipment includes digital switches and peripheral equipment. In addition, we lease certain property, including primarily office facilities. All of our property is considered to be in good working condition and suitable for its intended purpose.

Our gross investment in property, by category, as of December 31, 2021, was as follows:

($ in millions)

Land	$251
Buildings and leasehold improvements	1,195
General support	212
Central office/electronic circuit equipment	1,266
Poles	677
Cable, fiber, and wire	4,101
Conduit	1,374
Construction work in progress	631
Total	$9,707

In connection with our ongoing operational and cost savings initiatives, we are undertaking a review of our real estate portfolio, including leased facilities, and will seek to consolidate our footprint and reduce our property portfolio where economically and operationally beneficial.

Item 3. Legal Proceedings

For more information regarding pending and threatened legal actions and proceedings see Note 22 - ‘‘Commitments, Contingencies, and Guarantees’’ to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the acquisition of properties in California, Texas and Florida from Verizon on April 1, 2016 (“CTF transaction”). The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which will require court approval and will be covered by insurance, will have no material financial impact on the Company. In addition, shareholders filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints, which were based, generally, on the same facts asserted in the consolidated class action complaint have been dismissed following Frontier’s Chapter’s 11 restructuring.

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier believes that the plaintiffs’ claims are meritless and will defends itself vigorously.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Item 4. Mine Safety Disclosures

Not applicable.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “FYBR” since May 4, 2021. On the Effective Date (i) shares of Old Frontier’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and (ii) reorganized Frontier, in reliance on the exemption from registration under the Securities Act provided by Section 1145 of the Bankruptcy Code, issued approximately 244,401,000 shares of common stock to holders of certain senior notes claims under the Plan. We paid no cash dividends to common shareholders in each of 2021 and 2020.

As of February 21, 2022, the approximate number of security holders of record of our common stock was 233. This information was obtained from our transfer agent, Computershare Inc.

Stock Performance Graph

The following chart provides a comparison of the cumulative total return of our common stock to the S&P MidCap 400 Index and the S&P 500 Telecom Services Index for the period from May 4, 2021, the day our common stock was listed and began trading on the Nasdaq, through December 31, 2021. The graph assumes $100 was invested at the open of market on May 4, 2021 in our common stock. Such returns are based on historical results and are not intended to suggest future performance. The S&P MidCap 400 Index and the S&P 500 Telecom Services Index assume reinvestment of any dividends.

Indexed Monthly Stock Price Close

Source: FactSet

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

		INDEXED
	Base	RETURN
	Date	Year Ending
Company / Index	5/21	12/21
Frontier Communications Parent, Inc.	100	109.42
S&P Midcap 400 Index	100	104.98
S&P 500 Telecom Services Index	100	86.41

The stock performance depicted in the graph above is not to be relied upon as indicative of future performance. The stock performance graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2021.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2021, by or on behalf of us or an affiliated purchaser of shares of our common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share

October 1, 2021 to October 31, 2021	606	$29.91

November 1, 2021 to November 30, 2021	995	$29.96

December 1, 2021 to December 31, 2021	1,851	$33.83

Total	3,452	$32.03

(1)Includes restricted shares withheld (under the terms of grants under employee stock compensation plans) to offset minimum tax withholding obligations that occur upon the vesting of restricted shares. Frontier’s stock compensation plans provide that the value of shares withheld shall be the price of our common stock on the effective date of the transaction.

Item 6. Removed and Reserved

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Part II, Item 8, of this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

Business Overview

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband customers and 15,600 employees, operating in 25 states as of December 31, 2021. We offer a broad portfolio of communications services for consumer and business customers. These services include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions.

On April 30, 2021, we emerged from bankruptcy with a restructured balance sheet, a new management team, and a new purpose to Build Gigabit America by expanding and transforming our fiber network in order to meet the rapidly increasing demand for data from both our consumer and business customers. We believe that a fiber network has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to accelerate our fiber build to reach 4 million fiber passings by December 31, 2021, and 10 million total fiber passings by December 31, 2025. We are prioritizing our activities to locations which we believe will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan. Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, inflation, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against.

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in 2021:

-We built fiber to approximately 638,000 locations during 2021, resulting in approximately 4 million total locations passed with fiber as of December 31, 2021. Our build plan remains on track and we have solidified our fiber build supply chain with multi-year agreements with key labor and equipment partners.

-We had a record year of approximately 99,000 fiber broadband customer net additions.

-We realized approximately $90 million of gross annualized cost savings and remain on track to deliver approximately $250 million of gross annual cost savings by 2023.

-We made significant strides to improve our customer experience, through internal operating improvements as well as partnerships with leading players in the industry like Red Ventures, eero, an Amazon company, and YouTubeTV.

Financial Overview

We reported operating income of $762 million and $351 million for the eight months ended December 31, 2021 and the four months ended April 30, 2021, respectively. While the basis of accounting for the Predecessor and Successor are different as a result of applying fresh start accounting, for purposes of discussing our year-to-date operating performance that follows we have presented combined Non-GAAP operating income for the year ended December 31, 2021 which will be compared to operating income for the year ended December 31, 2020 for the Remaining Properties. The more significant impacts of fresh start accounting that affect comparability are included in the variance analysis that follows.

We reported Non-GAAP operating income of $1,113 million and operating income of $833 million, excluding the Northwest operations, for the year ended December 31, 2021 and 2020, respectively, an increase of $280 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have increased by $335 million, as compared to 2020. The improvement in our operating results was primarily due to reductions in depreciation and amortization expense, loss on disposal, and decreased video content costs resulting primarily from declines in video customers.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Presentation of Results of Operations

The sections below include tables that present customer counts, average monthly consumer revenue per customer (“ARPC”), average monthly revenue per unit (“ARPU”), and consumer customer churn. We define churn as the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month and utilize the average of each monthly churn in the period. Management believes that consumer customer counts and average monthly revenue per customer are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting our customers’ communications needs.

The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company including the Northwest Operations (Northwest Ops) through the date of sale. The results of operations for the Northwest Operations are shown separate from the total for our operations located in the remaining 25 states (Remaining Properties).

(a) Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income that follows relates only to the Remaining Properties.

Customer Trends

	As of or for the year ended December 31,
(Customer, Subscriber, and Employee Metrics in thousands)	2021(2)	2020 (3)	% Change

Customers (4)
Consumer	3,165	3,264	(3)%

Consumer Customer Metrics (4)
Net customer additions (losses)	(99)	(148)	(33)%
ARPC	$84.70	$87.52	(3)%
Customer Churn	1.52%	1.74%	(13)%

Broadband Customer Metrics (1) (4)
Fiber Broadband
Consumer customers	1,336	1,238	8%
Business customers	96	95	1%
Consumer net customer additions	98	33	197%
Consumer customer churn	1.45%	1.71%	(15)%
Consumer customer ARPU	$62.34	$57.79	8%
Copper Broadband
Consumer customers	1,234	1,349	(9)%
Business customers	133	152	(13)%
Consumer net customer additions	(115)	(92)	25%
Consumer customer churn	1.72%	2.11%	(19)%
Consumer customer ARPU	$44.69	$41.96	7%

Other Metrics
Employees	15,640	16,200	(3)%

(1) Amounts presented exclude related metrics for our wholesale customers.

(2) Amounts represent activity related to both the Predecessor and Successor company on a combined basis.

(3) Amounts have been adjusted to exclude the impact of our Northwest Operations.

(4) Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

We provide service and product options in our consumer and business offerings in each of our markets.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Customers

During the year ended December 31, 2021, we experienced a reduction in customers of approximately 3%.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $2.82, or 3%, to $84.70 for the year ended December 31, 2021, compared to 2020. After adjusting for the fresh start impact of approximately $1.46, consumer ARPC decreased by $1.36, compared to 2020.

The decrease for the year ended December 31, 2021, was primarily a result of decreased video services along with decreased consumer voice services, slightly offset by increased fiber data. This ARPC trend is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have been a material part of the overall ARPC.

Fiber Broadband Customers

The Company has initiated an investment strategy focused on expanding and improving its fiber network. In conjunction with this strategy, the Company is also working to improve its product positioning in both existing and new fiber markets.

Although still in the initial stages of this fiber investment strategy, results are promising as the quarter ended December 31, 2021 represents the tenth consecutive quarter of positive fiber net adds. For the year ended December 31, 2021, Frontier added 98,000 consumer fiber broadband customers compared to 33,000 in 2020. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in 2021.

For the year ended December 31, 2021, Frontier added 1,000 business fiber broadband customers compared to zero in 2020.

Our focus on expanding and improving our fiber network is contributing to improved customer retention. Our average monthly consumer fiber broadband churn was 1.45% for the year ended December 31, 2021, compared to 1.71% in 2020. The improvements in customer churn were also impacted by our increased focus on customer retention at key customer touchpoints such as installation, first bill, and end of promotion periods.

In addition to our sequential improvement in fiber net adds, we continue to see improvements in the average monthly consumer fiber broadband revenue per customer which increased $4.55, or 8%, to $62.34 for the year ended December 31, 2021, compared to 2020. These increases are due to price increases and shifting mix towards higher speed tiers.

Copper Broadband Customers

For the year ended December 31, 2021, Frontier lost 115,000 consumer copper broadband customers compared to a loss of 92,000 in 2020.

For the year ended December 31, 2021, Frontier lost 19,000 business copper broadband customers compared to a loss of 25,000 in 2020. The 2021 improvement is partially due to the full year impact of improved churn metrics that began in 2020, as customer switching behavior slowed during the early days of the COVID-19 pandemic and has remained low. The improvement has also been positively impacted by customer retention initiatives.

Our average monthly consumer customer churn was 1.72% for the year ended December 31, 2021, compared to 2.11% in 2020. The reductions in customer churn were primarily driven by customer retention initiatives and also reflect the impact of COVID-19.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Financial Results

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor
	For the eight	For the four	For the	Consolidated	Northwest	Remaining
	months ended	months ended	year ended	Frontier	Ops (1)	Properties
	December 31,	April 30,	December 31,	For the year ended December 31,
($ in millions)	2021	2021	2021	2020
			{Link to QDA}
Data and Internet services	$2,224	$1,125	$3,349	$3,478	$102	$3,376
Voice services	1,091	647	1,738	2,085	57	2,028
Video services	397	223	620	789	13	776
Other	246	125	371	429	12	417
Revenue from contracts with customers	3,958	2,120	6,078	6,781	184	6,597
Subsidy and other revenue	222	111	333	374	8	366
Revenue	4,180	2,231	6,411	7,155	192	6,963
	-
Operating expenses (2):
Cost of service	1,532	830	2,362	2,701	40	2,661
Selling, general and administrative expenses	1,131	537	1,668	1,648	26	1,622
Depreciation and amortization	734	506	1,240	1,598	-	1,598
Goodwill impairment	-	-	-	-	-	-
Loss on disposal of Northwest Operations	-	-	-	162	-	162
Restructuring costs and other charges	21	7	28	87	-	87
Total operating expenses	$3,418	$1,880	$5,298	$6,196	$66	$6,130
	-
Operating income	762	351	1,113	959	126	833
	0
Consumer (3)	2,125	1,133	3,258	3,609	102	3,507
Business and wholesale (3)	1,833	987	2,820	3,172	82	3,090
Revenue from contracts with customers	$3,958	$2,120	$6,078	$6,781	$184	$6,597

Fiber revenue	1,814	903	2,717	2,887	75	2,812
Copper revenue	2,144	1,140	3,284	3,707	104	3,603
Non-network specific revenue	-	77	77	187	5	182
Revenue from contracts with customers	$3,958	$2,120	$6,078	$6,781	$184	$6,597

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

REVENUE

The table below presents our revenue by technology for the periods indicated:

	Non-GAAP
	Combined	Predecessor
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Fiber	$2,717	$2,812	$(95)	(3)%
Copper	3,284	3,603	(319)	(9)%
Other	77	182	(105)	(58)	%'(2)
Revenue from contracts with customers (1)	6,078	6,597	(519)	(8)%
Subsidy revenue	333	366	(33)	(9)%
Total revenue	$6,411	$6,963	$(552)	(8)%

(1)Includes $63 million and $67 million of lease revenue for the years ended December 31, 2021 and 2020, respectively.

(2)Includes USF fees that, in conjunction with the application of fresh start accounting, are now recorded net.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over either our copper or fiber network. Revenues are considered copper or fiber based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, the company is experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue and accelerate due to strong fiber demand and the migration of customers from copper to fiber once the fiber network is available.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	Non-GAAP
	Combined	Predecessor
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Consumer	$3,258	$3,507	$(249)	(7)%
Business and wholesale	2,820	3,090	(270)	(9)%
Revenue from contracts with customers (1)	6,078	6,597	(519)	(8)%
Subsidy revenue	333	366	(33)	(9)%
Total revenue	$6,411	$6,963	$(552)	(8)%

(1)Includes $63 million and $67 million of lease revenue for the years ended December 31, 2021 and 2020, respectively.

We conduct business with a range of consumer, business, and wholesale customers, and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management, with the exception of a determination of the provision for expected credit losses.

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, offset by net additions of fiber broadband customers. Customer preferences, as well as our fiber investment initiative, are resulting in a migration for our customer base from copper to fiber.

For the year ended December 30, 2021, Frontier lost 99,000 consumer customers, compared to a loss of 148,000 consumer customers in 2020. This includes net losses of consumer broadband customers of approximately 17,000 and 59,000 during those same periods, respectively. These improvements in the rate of decline of our consumer broadband customers are a result of our fiber expansion initiatives, and we expect to return to overall consumer broadband customer growth by the end of 2022.

For the year ended December 31, 2021, we experienced a 7% decline in consumer revenues, as compared to 2020. This decline was driven by a 3% decrease in the number of customers and a 3% decrease in ARPC. This decline was driven predominantly by decreases in voice, video, and copper broadband, offset by increases in fiber broadband.

For the year ended December 31, 2021, we experienced a 12% improvement in consumer fiber broadband revenues. This improvement is a result of our fiber initiatives which resulted in net adds of 98,000 customers, and our continued focus on product positioning in both new and existing markets, which resulted in ARPU improvements of $4.55 for the year ended December 31, 2021, compared to 2020.

For the year ended December 31, 2021, we experienced an approximately 1% decline in consumer copper broadband revenues, compared to 2020. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities.

Business

For the year ended December 31, 2021, we experienced a 9% decline in our business and wholesale revenues, as compared to 2020. Contributing to this decline, wholesale revenues decreased due to lower rates for our network access services charged to our wholesale customers. Our small and medium business (“SMB”) and enterprise revenues decreased primarily as a result of a decline in small business customers.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

The table below presents our revenue by product and service type for the periods indicated:

	Non-GAAP
	Combined	Predecessor
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2021	2020	(Decrease)	(Decrease)

Data and Internet services	$3,349	$3,376	$(27)	(1)%
Voice services	1,738	2,028	(290)	(14)%
Video services	620	776	(156)	(20)%
Other	371	417	(46)	(11)%
Revenue from contracts with customers (1)	6,078	6,597	(519)	(8)%
Subsidy revenue	333	366	(33)	(9)%
Total revenue	$6,411	$6,963	$(552)	(8)%

(1)Includes $63 million and $67 million of lease revenue for the years ended December 31, 2021 and 2020, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

We provide data and Internet services to our consumer, business, and wholesale customers. Data and Internet services consist of fiber broadband services, copper broadband services, and network access revenues (data transmission services and dedicated high-capacity circuits including data services to wireless providers commonly called wireless backhaul). Network access services, which constitute approximately one third of this revenue category, are provided primarily to our business and wholesale customers, while fiber and copper broadband, which constitute nearly two thirds of the revenue category, are provided to all customer segments.

Our fiber expansion strategy is expected to positively impact data and Internet services. This network expansion will provide faster, symmetrical broadband speeds, and provide customer and revenue growth opportunities for fiber broadband and certain network access products like ethernet. This initiative will create opportunities for us to provide more fiber-based services to our customers.

(Non-GAAP)
($ in millions)	For the year ended

Data and Internet services revenue, December 31, 2020	$3,376
Change in fiber broadband revenue	114
Change in copper broadband revenue	(34)
Change in network access revenue	(94)
Impact of fresh start accounting	(6)
Change in other data and internet services	(7)
Data and Internet services revenue, December 31, 2021	$3,349

Upon emergence from bankruptcy, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a decline in revenue recognition. After adjusting for this fresh start accounting impact, data and Internet services revenue decreased $21 million for the year ended December 31, 2021, as compared to 2020.

The revenue declines were primarily driven by Frontier’s network access revenue and were offset by 4% improvement in our broadband revenue for the year ended December 31, 2021, as compared to 2020. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The Network access revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

The decrease in data and Internet services revenue continued to improve for the year ended December 31, 2021, as compared to 2021, as a result of the Company’s initiatives.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Voice services

The Company provides voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

(Non-GAAP)
($ in millions)	For the year ended

Voice services revenue, December 31, 2020	$2,028
Change in local and long-distance service revenue	(137)
Impact of fresh start accounting	(128)
Change in other voice services revenue	(25)
Voice services revenue, December 31, 2021	$1,738

Upon implementation of fresh start accounting policies, Frontier is recording both revenue and expense related to USF surcharges on a net basis, as opposed to recording each on a gross basis prior to emergence. After adjusting for the impact of these revenues, voice services revenue declined $162 million for the year ended December 31, 2021, compared to 2020. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

Video services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provide through Dish. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. The Company has made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options. We are partnering with OTT video providers and expect this to grow as OTT options are offered with our broadband products.

(Non-GAAP)
($ in millions)	For the year ended

Video services revenue, December 31, 2020	$776
Change in video services revenue	(137)
Impact of fresh start accounting	(19)
Video services revenue, December 31, 2021	$620

Under our fresh start accounting policies, Frontier is recording both revenue and expense related to certain surcharges and taxes on a net basis, as opposed to recording each on a gross basis prior to emergence. After adjusting for the impact of these revenues, video services revenue declined $137 million for the year ended December 31, 2021. These declines were primarily driven by linear video customer losses, partially offset by price increases.

Other

Other customer revenue includes directory listing services, switched access revenue and sales of voice and data equipment (CPE) to our business customers. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These Switched access services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

(Non-GAAP)
($ in millions)	For the year ended

Other revenue, December 31, 2020	$417
Change in other services revenue	(58)
Impact of fresh start accounting	12
Other revenue, December 31, 2021	$371

Under our fresh start accounting policies, we classify the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $35 million for the year ended December

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

31, 2021, as compared to 2020. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $23 million decline in revenue recognized for the year ended December 31, 2021, as compared to 2020. After adjusting for the impacts of these policy changes, other customer revenue declined $58 million for the year ended December 31, 2021, compared to 2020. These decreases were primarily driven by reductions in late payment fees, early termination fees and reconnect fees. In the fourth quarter of 2021, we divested our CPE business. The divestiture is expected to impact annualized revenue by approximately $50 million but will have an immaterial impact on profitability.

Subsidy and other revenue

Subsidy and other revenue decreased $33 million for the year ended December 31, 2021, compared to 2020.

(Non-GAAP)
($ in millions)	For the year ended

Subsidy and other revenue, December 31, 2020	$366
Change in transition service revenue	(30)
Change in CAF II and other subsidies	(3)
Impact of fresh start accounting	9
Change in subsidy and other services revenue	(9)
Subsidy and other revenue, December 31, 2021	$333

The transition services revenue is related to the disposal of our Northwest Operations and expired in 2020. Upon implementation of new fresh start accounting policies, certain governmental grants that were historically presented on a net basis as part of capital expenditures are now being treated on a gross basis and included in subsidy, resulting in increases to subsidy and other revenue of $9 million for the year ended December 31, 2021.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	Non-GAAP
	Combined	Predecessor
	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	Variance
	2021	2020	%
Operating expenses:
Cost of Service	$2,362	$2,661	(11)%
Selling, general and administrative expenses	1,668	1,622	3%
Depreciation and amortization	1,240	1,598	(22)%
Loss on Disposal of Northwest Operations	-	162	(100)%
Restructuring costs and other charges	28	87	(68)%
Total operating expenses	$5,298	$6,130	(14)%

Cost of Service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

As a result of the fresh start accounting policy change to account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, cost of service decreased by $150 million for the year ended December 31, 2021. After adjusting for this fresh start change, cost of service declined $149 million for the year ended December 31, 2021. For the year ended December 31, 2021, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses. Also included are expenses associated with the delivery of services to customers and the operation and maintenance of our network, such as facility rent, utilities, maintenance and other costs, as well as salaries, wages and related benefits associated with personnel who are responsible for the delivery of services, and the operation and maintenance of our network.

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, selling, general, and administrative expense was $35 million higher for the year ended December 31, 2021, as

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

compared to 2020. Additionally, a result of fresh start accounting policy changes, we have expensed $38 million of certain administrative items that were previously capitalized by the predecessor for the year ended December 31, 2021. After adjusting for the fresh start impacts, SG&A expense declined $27 million for the year ended December 31, 2021. This decrease was a result of reduced property taxes and lower headcount, partially offset by increased compensation and benefits costs, higher professional services and recruiting fees, and increased utilities costs. Although we are expanding our fiber footprint, our overhead expenses are relatively flat due to our ongoing cost savings initiatives.

Depreciation and Amortization

As a result of fresh start accounting, all of Frontier’s fixed assets and intangible assets were adjusted to fair value as of the emergence from bankruptcy. These changes resulted in decreases to the carrying values of its fixed assets and increases in the carrying value of its intangible assets. For the year ended December 31, 2021, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above. The reduction in depreciation expense was combined with lower amortization expense compared to the prior year, primarily due to the accelerated method of amortizing customer list intangibles during 2020.

Loss on disposal of Northwest Operations

During the year ended December 31, 2020, Frontier recorded a loss on disposal of $162 million associated with the sale of the Northwest Operations.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Emergence Date, workforce reductions, transformation initiatives, other restructuring expenses.

For the year ended December 31, 2021, restructuring costs and other charges decreased due to a reduction in our consulting and advisory fees related to our balance sheet restructuring when comparing those that were incurred prior to filing our Chapter 11 Cases and those that were incurred subsequent to the emergence from bankruptcy.

Pension and Other post-employment benefits (“OPEB”) costs

Frontier allocates pension/OPEB expense, which includes only service costs, to network related expenses and SG&A expenses. Total Non-GAAP consolidated pension and OPEB expense, excluding pension settlement costs and pension/OPEB special termination benefit enhancements, for the years ended December 31, 2021 and 2020 were as follows:

	Non-GAAP
	Combined	Predecessor
	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2021	2020

Total pension/OPEB expenses	$103	$115
Less: costs capitalized into capital expenditures	(22)	(25)
Net pension/OPEB expense	$81	$90

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

OTHER NON-OPERATING INCOME AND EXPENSE

The table below represents our Non-GAAP combined financial results for the year ended December 31, 2021 as compared to the financial results of our consolidated operations (including the Northwest Operations) for the year ended December 31, 2020.

	Successor	Predecessor	Non-GAAP
	For the eight	For the four	Combined	Predecessor
	months ended	months ended	For the year ended	For the year ended
($ in millions)	December 31,	April 30,	December 31,	December 31,	% Increase
	2021	2021	2021	2020	(Decrease)

Investment and other income (loss), net	$(5)	$1	$(4)	$(43)	(91)%
Pension settlement costs	$-	$-	$-	$(159)	(100)%
Loss on extinguishment of debt	$-	$-	$-	$(72)	(100)%
Reorganization Items, net	$-	$4,171	$4,171	$(409)	NM
Interest expense	$(257)	$(118)	$(375)	$(762)	(51)%
Income tax expense (benefit)	$86	$(136)	$(50)	$(84)	40%

NM - Not meaningful

Investment and other income (loss), net

Investment and other expense, net increased by $39 million for the year ended December 31, 2021, as compared to 2020, driven by higher net non-operating pension and OPEB expense as compared to the prior year. This increase was a result of actuarial losses that were previously amortized from accumulated other comprehensive income (loss) prior to emergence, and increased OPEB expense for remeasurement charges of $13 million recognized in May 2021, $54 million recognized in August 2021 and $30 million recognized in December 2021.

Pension settlement

During the year ended December 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million for the year ended December 31, 2020. We did not exceed the threshold in 2021, and as such, no pension settlement costs were incurred.

Reorganization items, net

The Company has incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. During the year ended December 31, 2021, Frontier recognized $4,171 million in reorganization items associated with the restructuring of our balance sheet primarily due to the $11 billion gain associated with the cancellation of debt, offset by other adjustments related to emergence and fresh start accounting. During the year ended December 31, 2020, Frontier incurred $409 million in reorganization costs associated with the restructuring of our balance sheet.

Interest expense

For the year ended December 31, 2021 interest expense decreased $387 million, as compared to 2020. The decline in interest expense was primarily driven by reduced interest rates resulting from the refinancing of our secured debt, the unrecorded interest related to our unsecured notes prior to emergence from bankruptcy, and the overall reduction in our principal debt balance. The weighted average interest rate as of December 31, 2021 was 5.702%.

Income tax expense (benefit)

During the four months ended April 30, 2021, the Predecessor recorded an income tax benefit of $136 million on pre-tax income of $4,405 million. The driver for the benefit was the tax effect of fresh start accounting adjustments. During the eight months ended December 31, 2021. Successor recorded income tax expense of $86 million on pre-tax income of $500 million. Our effective tax rates for the four months ended April 30, 2021 and the eight months ended December 31, 2021 were 3.1% and 17.2%, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

(b) Liquidity and Capital Resources

Frontier emerged from the Chapter 11 Cases on April 30, 2021 with a new capital structure consisting of significantly lower levels of long-term debt as compared to the Company’s historical debt levels. The reorganization resulted in the elimination of approximately $11 billion of our long-term debt and a corresponding decrease in the capital needed for debt service requirements. Following emergence, we expect that our principal uses of cash and will be to fund the cost of operations, working capital, and capital expenditures and to fund interest payments on our long-term debt.

Analysis of Cash Flows

As of December 31, 2021, we had unrestricted cash and cash equivalents aggregating $2,127 million. For the year ended December 31, 2021, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund payments related to our emergence from Chapter 11 bankruptcy and our cash investing and financing activities, which were primarily capital expenditures.

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

As of December 31, 2021, we had a working capital surplus of $1,237 million compared to a $4,486 million deficit at December 31, 2020. The primary driver for the change in the working capital surplus at December 31, 2021 was classification of our long-term debt as current as a result of the Chapter 11 restructuring.

Cash Flows provided by Operating Activities

Non-GAAP combined cash flows provided by operating activities decreased $1,192 million to $797 million for the year ended December 31, 2021, as compared to 2020. The overall decrease in operating cash flows was primarily the result of payments of excess cash to unsecured senior noteholders and payments of prepetition accounts payable following our emergence from bankruptcy totaling $1,169 million.

We paid $37 million in net cash taxes during the year ended December 31, 2021, and $8 million in net cash taxes during the year ended December 31, 2020.

Cash Flows used by Investing Activities

Non-GAAP combined cash flows used by investing activities were $1,683 million for the year ended December 31, 2021, compared to cash flows used by investing activities of $19 million for in 2020. In 2020, we received $1,131 million in proceeds from the sale of the Northwest Operations.

Capital Expenditures

For the year ended December 31, 2021 and 2020, our Non-GAAP combined capital expenditures were $1,705 million and capital expenditures were $1,181 million, respectively. Approximately 37% of our capital expenditures in 2021 related to fiber network projects. Capital expenditures related to CAF Phase II are included in our reported amounts for capital expenditures. The driver of the increase in capital expenditures was increased spending for fiber upgrades to our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network.

Cash Flows provided from (used by) Financing Activities

Cash flows provided from (used by) financing activities increased $2,070 million to $1,177 million for the year ended December 31, 2021 as compared to 2020. The increase is primarily the result of proceeds from our offering of $1.0 billion second lien secured notes and $225 million in gross proceeds from the exit term loan facility in 2021, offset by full repayment of the Revolver in 2020 of $749 million.

Capital Resources

We emerged from Chapter 11 cases with a new capital structure with significantly lower levels of long-term debt. Upon emergence, our consolidated long-term debt decreased from approximately $16,769 million to $6,738 million. During the year ended December 31, 2021, we paid $365 million of cash interest.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

In connection with the emergence, we paid $1,313 million to Old Frontier’s unsecured senior note holders, $62 million related to prepetition accounts payable and contract cure payments and $22 million for professional fees and other bankruptcy related costs.

Prospectively, our primary anticipated uses of liquidity will be to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $625 million Revolving Facility (as reduced by approximately $96 million of Letters of Credit.)

Our Amended and Restricted Credit Agreement, including our $1,464 million Term Loan Facility and $625 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 10 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2021, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. Several factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions including, supply chain and inflationary pressures, may negatively affect our cash generated from operations.

Debt Covenants and Borrowing Capacity

Our Amended and Restated Credit Agreement includes usual and customary negative covenants for loan agreements of this type, including covenants limiting us and our restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

Our Amended and Restated Credit Agreement also contains a “financial covenant” which provides that Frontier’s first lien leverage ratio shall not exceed as of the last day of each fiscal quarter 3.00:1.00. This financial covenant is only applicable for the benefit of the Revolving Lenders (as defined in the Amended and Restated Credit Agreement) thereunder and failure to comply with the financial covenant would not cause an Event of Default with respect to any loans pursuant to our term loan facility unless and until the Required Revolving Lenders (as defined in the Amended and Restated Credit Agreement) have declared all amounts outstanding under the revolving facility to be immediately due and payable and all outstanding commitments under the revolving facility to be immediately terminated.

The indentures governing our First Lien Notes and Second Lien Notes also include usual and customary negative covenants for debt securities of this type, including covenants limiting us and our restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material subordinated indebtedness, in each case subject to customary exceptions for debt securities of this type.

The indentures governing the outstanding subsidiary debentures include covenants that limit such subsidiary’s ability to create liens and/or merge or consolidate with other companies. These covenants are subject to important exceptions and qualifications.

As of December 31, 2021, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Net Operating Losses

In connection with the Company’s emergence from bankruptcy, the Company consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the NOLs were utilized in offsetting gains from the disposition, certain of the NOLS were extinguished as part of attribute reduction and certain subsidiary NOLS were carried over. Under Section 338(h)(10) of the Code, Predecessor and Successor made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in net operating losses basis. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2021 is as follows:

		Payments due by period
($ in millions)	Total	2022	2023	2024	2025	2026	Thereafter

Long-term debt obligations, excluding interest	$7,777	$15	$15	$15	$15	$15	$7,702
Interest on long-term debt	3,195	439	456	461	460	458	921
Lease obligations	462	74	66	55	49	41	177
Purchase obligations	442	162	137	138	2	2	1
Liability for uncertain tax positions	1	-	-	-	-	-	1
Total	$11,877	$690	$674	$669	$526	$516	$8,802

Our outstanding performance letters of credit decreased from $139 million to $121 million during the year ended December 31, 2021. Letters of credit exclude approximately $57 million of cash held in trust in lieu of issuing letters of credit for Zurich Insurance related claims.

In April 2015, the FCC released its right of first refusal offer of support to price cap carriers under the CAF Phase II program, which is intended to provide long-term support for broadband in high-cost unserved or underserved areas. Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provided $313 million in annual support through 2021, to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate.

The deployment deadline was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other FCC CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF), a competitive reverse auction to provide support to serve high-cost areas. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020, and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and, assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding in 2022, in which case, Frontier will be required to complete the buildout to the RDOF locations six years after funding starts, with interim target milestones over this period. To the extent we do not enable the required number of locations with gigabit-capable broadband service by the end of the RDOF period, or we are unable to satisfy other FCC RDOF requirements, Frontier would be required to return a portion of the funds previously received.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

These critical accounting estimates have been reviewed with the Audit Committee of our Board of Directors. For a discussion of these and other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Fresh Start Accounting

The Company adopted fresh start accounting and reporting on the Effective Date, in accordance with FASB ASC 852. Upon the application of fresh start accounting, Frontier allocated the reorganization value to its individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

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

Fair values of assets and liabilities represent our best estimates based on independent appraisals and valuations. These estimates and assumptions were subject to significant uncertainties beyond our reasonable control. In addition, the market value of our common stock may differ materially from the fresh start equity valuation.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2021 and 2020, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information.

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment and identifiable finite-lived intangible assets. Depreciation expense is principally based on the composite group method for substantially all of our property, plant, and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2021 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant, and equipment would result in an increase of approximately $87 million to depreciation expense.

See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Asset Impairments

We review long-lived assets to be held and used, including customer lists, finite-lived intangible assets, and long-lived assets to be disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When triggering events are identified, recoverability of assets to be held and used is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If any assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value. Also, we periodically reassess the useful lives of our tangible and intangible assets to determine whether any changes are required.

We considered whether the carrying values of finite-lived intangible assets, and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2021.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2021, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1,718 million. During 2021, we contributed $42 million to these plans in cash and recorded $103 million of operating expense before capitalization, and $4 million of net non-operating income. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2021, and 2020, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 2.90% as of December 31, 2021 for our qualified pension plan, compared to rates of 2.60% and 3.40% in 2020 and 2019, respectively. The discount rate for postretirement plans as of December 31, 2021 was 3.00% compared to a range of 2.60% to 2.80% in 2020 and 3.40% to 3.50% in 2019.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2021:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(86)	$90

Other postretirement plans
Accumulated postretirement benefit obligation	$(29)	$30

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2021, 2020 and 2019, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets for the four months ended April 30, 2021 was 2.88% and for the eight months ended December 31, 2021 it was 5.97%. For 2022, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

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

The tax effect of a change in tax law or rates included in income tax expense from continuing operations includes effect of changes in deferred tax assets and liabilities initially recognized through a charge or credit to other comprehensive income. The residual tax effects typically are released when the item giving rise to the tax effect is

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

disposed of, liquidated, or terminated. Since the Company has adopted the portfolio approach to release the residual tax effects, there is no release for the residual tax effect from the sale of our Northwest Operations in 2020.

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASU’’s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – ‘‘Significant Accounting Policies’’ to the audited consolidated financial statements in Part II, Item 8 of this annual Report on form 10-K.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2021, 82% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2021. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2021, our discount rate utilized in calculating our benefit plan obligation was 2.90%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 18% of our outstanding borrowings at December 31, 2021 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At December 31, 2021, the fair value of our debt was estimated to be approximately $8 billion, based on quoted market prices, our overall weighted average borrowing rate was 5.702% and our overall weighted average maturity was approximately eight years. As of December 31, 2021, the weighted average maturity increased from 5 years as of December 31, 2020. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2021 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $79 million from $2,507 million at December 31, 2020 to $2,586 million at April 30, 2021. This increase primarily resulted from contributions of $32 million and investment returns of $72 million, net of investment management expenses and other expenses, partially offset by benefit payments to participants of $25 million.

Our pension plan assets increased $69 million from $2,586 million at April 30, 2021 to $2,655 million at December 31, 2021. This increase was primarily a result of contributions of $10 million and investment returns of $152 million, net of investment management expenses and other expenses, partially offset by benefit payments of $93 million.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15c and 15d–15c under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2021, that our disclosure controls and procedures were effective.

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

c.Changes in internal control over financial reporting

•There have been no changes to our internal control over financial reporting identified in an evaluation thereof that occurred during the fiscal year of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item is incorporated by reference from the proxy statement for our 2022 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2021.

Executive Officers of Frontier Communications Parent, Inc.

The table below presents the names, ages, and positions of our current executive officers as of February 25, 2022:

7
Name	Age	Current Position and Officer
Scott Beasley	41	Executive Vice President, Chief Financial Officer
Veronica Bloodworth	51	Executive Vice President, Chief Network Officer
Donald Daniels	54	Senior Vice President, Chief Accounting Officer
Alan Gardner	62	Executive Vice President, Chief People Officer
John Harrobin	54	Executive Vice President, Consumer
Nick Jeffery	54	President & Chief Executive Officer
Erin Kurtz	43	Executive Vice President, Chief Communications Officer
Charlon McIntosh	47	Executive Vice President, Chief Customer Operations Officer
Mark D. Nielsen	57	Executive Vice President, Chief Legal and Regulatory Officer
Melissa Pint	47	Executive Vice President, Chief Digital Information Officer
Michael Shippey	51	Executive Vice President, Business and Wholesale
John Stratton	61	Executive Chairman

There is no family relationship between the directors or executive officers. The term of office of each of the foregoing officers of Frontier is annual and will continue until a successor (if any) has been elected and qualified.

SCOTT BEASLEY joined Frontier in 2021 and is Executive Vice President and Chief Financial Officer. Prior to joining Frontier, he was Chief Financial Officer of Arcosa, Inc., a North American provider of infrastructure products and solutions, and helped lead its successful public spinoff in 2018. Under his financial leadership, Arcosa debuted on public equity and debt markets, developed a new shareholder base, implemented a disciplined capital allocation program, and published its inaugural ESG Sustainability Report. Arcosa executed 13 acquisitions in a 3-year period to reposition its portfolio around growth-oriented infrastructure products. From 2017 until Arcosa’s spin-off, Mr. Beasley was Group Chief Financial Officer of Trinity Industries, having served as Trinity’s Vice President of Corporate Strategic Planning since 2014. Prior to joining Trinity, Mr. Beasley was an Associate Partner at McKinsey & Company, where he led operational and organizational transformations across asset-intensive industries and started his career as an Operations Manager at McMaster Carr Supply Company. Mr. Beasley received an AB in Economics from Duke University and an MBA in Finance and Accounting from Northwestern University’s Kellogg School of Management.

VERONICA BLOODWORTH joined Frontier in 2021 as Executive Vice President and Chief Network Officer. Prior to joining Frontier, she was Senior Vice President of Construction and Engineering for AT&T, where she led the planning, design, construction and capital maintenance of the wireline and wireless network infrastructure across a national footprint. Previously as Senior Vice President, Corporate Strategy, AT&T Services, Ms. Bloodworth led the Velocity IP program, which laid the groundwork to transform the Company to an all IP/Wireless/Cloud business. Her 23-year career at AT&T included numerous leadership and management positions in Network and Finance, including various roles in Operations, Finance and Business Development within Cingular Wireless and BellSouth Mobility. She began her career at MCI. She is a Certified Public Accountant and has a bachelor’s degree from the University of Alabama and an MBA from Georgia State University.

DONALD DANIELS joined Frontier in 2014 and was appointed Senior Vice President and Chief Accounting Officer in 2018. Mr. Daniels was previously the Senior Vice President and Controller for Frontier. From October 2002 to July 2014 he held various positions with JetBlue Airways Corporation, including Corporate Controller, Chief Accounting Officer, Vice President and Controller, Assistant Controller, and Director of Financial Reporting. Prior to that Mr. Daniels held various positions of increasing responsibility at Delta Air Lines and Deloitte and Touche, LLP. Mr. Daniels is a veteran of the United States Army and a certified public accountant.

ALAN GARDNER joined Frontier in 2021 and is Executive Vice President and Chief People Officer. Prior to joining Frontier, he was Senior Vice President, Human Resources of Verizon Communications, leading HR centers of all-encompassing expertise for employees around the globe. Prior to this, he was Senior Vice President, Human Resources, of Verizon Wireless, the $87 billion US-based joint venture between Verizon Communications and Vodafone. He held other executive roles of increasing responsibility within Verizon. Prior to this, Mr. Gardner was Director of Compensation and served in other roles at GTE Corporation. He began his career at American Express, UCCEL Corporation, and General Dynamics. He received a BS in computer science from the University of North Texas, a management certificate from the Management Institute for Engineers, Computer Professionals and Scientists at the University of Texas at Austin, and an MBA from the Cox School of Business at Southern Methodist University.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

JOHN HARROBIN joined Frontier in 2021 and is Executive Vice President, Consumer. Prior to joining Frontier, he was Chief Marketing Officer at Audible, where he led the growth turnaround, brand repositioning, and content marketing capabilities of this multi-billion-dollar global content technology and entertainment subsidiary of Amazon. Under his leadership, Audible’s customer base doubled within 33 months as he expanded new, emerging channels, including mobile, social, and SEO. He began his marketing career in 1997 as a Senior Product Manager at Verizon Wireless. During his 18-year tenure at the company, he served in progressively senior roles, ultimately becoming Chief Marketing Officer. As leader of national marketing for Verizon Wireless, Mr. Harrobin led the launch of new products and businesses focused on mobile advertising, mobile content, and large-scale content rights and sponsorship negotiations with all major broadcast and cable networks, music labels, celebrity talent, and sport leagues including the NHL and NFL. Mr. Harrobin sits on the Executive Board of Villanova University’s Center for Marketing & Customer Insights. He has been recognized as an Outstanding Mentor by Advertising Women of New York, a top LGBT+ Global Ally by InVolve, and a top CMO by Forbes. He holds a BS from Villanova University and an MBA from Northwestern University’s Kellogg School of Management.

NICK JEFFERY joined Frontier in 2021 and is President and Chief Executive Officer. Mr. Jeffery has nearly 30 years of expertise and leadership in the telecommunications industry. Most recently, he was a member of the Vodafone Group Executive Board, a world-leading wireless and wireline operator and, as CEO, led the turn-around of Vodafone UK, the company’s home market. Mr. Jeffery founded and grew Vodafone’s Internet of Things business to become a world leader.  Mr. Jeffery was additionally a Trustee of The Vodafone Foundation. Prior to joining Vodafone, Mr. Jeffery also spent more than a decade at Cable & Wireless, one of the world’s largest wireline companies, where he was CEO from 2012-2013. He was Head of Worldwide Sales and European EVP at Ciena Inc. from 2002 until 2004.  In 2020 Mr. Jeffery was named CEO of the Year at the Mobile Industry Awards and in 2019.  Mr. Jeffery is a graduate of the University of Warwick, U.K. with a B.S. in Economics, and a graduate of both INSEAD-Europe and Wharton U.S. Management Development programs.

ERIN KURTZ joined Frontier in 2021 and is Executive Vice President and Chief Communications Officer. Ms. Kurtz is a strategic communications leader with two decades of experience across a wide range of industries, including media, technology, logistics, and financial services. Most recently, she was Senior Vice President of XPO Logistics, where she set the global communications agenda for one of the fastest growing companies in the Fortune 500. In this role, she built and led an integrated communications strategy across public relations, reputation management, digital and social media, employee communications, brand marketing and government affairs. Prior to joining XPO in 2016, Ms. Kurtz co-founded Hunt & Gather, a high-touch marketing and communications agency, and held senior communications roles at Joele Frank, AOL, and Thomson Reuters. She started her career in Washington, DC at the American Hospital Association. Ms. Kurtz graduated from Syracuse University with a B.S. in Communications and Political Science.

CHARLON MCINTOSH joined Frontier in 2021 and is Executive Vice President and Chief Customer Operations Officer. Prior to joining Frontier, she was Humana’s Senior Vice President of Group Military Specialty Service and Business Operations, responsible for all customer support and operations for the Employer Group, Military and Specialty lines of business. She was also Head of the Customer Experience, developing and enabling Humana’s customer strategy. Ms. McIntosh held numerous leadership positions in customer operations and strategy during a nearly 20-year career with Humana, Charter Communications and Time Warner Cable. She began her career at Comcast. She earned an MBA from New York University and graduated with high honors from the University of California, Berkeley. She is a graduate of the NAMIC Executive Leadership Development Program and is a Women in Cable Television Betsy Magness Leadership Institute Fellow.

MARK D. NIELSEN has been with Frontier since 2014 and is Executive Vice President, Chief Legal and Regulatory Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007.

MELISSA PINT joined Frontier in 2021 and is Executive Vice President, Chief Digital Information Officer. Prior to joining Frontier, she was Senior Vice President and Head of Technology at JCPenney, implementing a digital optimization strategy and customer-focused solutions for JCP.com, the JCP mobile app, all store and supply chain systems, business intelligence, analytics, marketing, and back-end merchandising. Ms. Pint has held leadership positions in technology, IT, and operations over a 25-year career with JCPenney, Target, and Cargill. She earned an MBA from the University of Minnesota and her undergraduate degree from the University of St. Thomas in Minnesota.

MICHAEL SHIPPEY joined Frontier in 2021 and is Executive Vice President, Business and Wholesale. Prior to joining Frontier, he was President of Wholesale for Windstream Holdings from 2014 to 2018, leading a $700 million business and managing a 500-person team. Prior to Windstream he held executive level and other leadership positions at YMAX Communications, Covista Communications and Teleglobe. He received his Bachelor of Science in Finance from Virginia Polytechnic Institute and State University (Virginia Tech).

JOHN STRATTON was selected to serve as Executive Chairman upon Emergence after serving as a Board Observer since May 2020. He retired from Verizon Communications at the end of 2018, capping a 25-year career. In his most recent role, as Executive Vice President and President of Global Operations, he had full P&L responsibility for all of Verizon’s established businesses,

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

employing 140,000 employees globally, generating more than $120 billion in annual revenue, and serving more than 120 million customers worldwide. In this role, he also led Verizon’s corporate marketing group and its consumer and business product management organizations. Prior to taking responsibility for all of Verizon’s network businesses, Mr. Stratton led several different divisions as Chief Operating Officer of Verizon Wireless, then as President of its global Enterprise Solutions group, and as head of all the company’s wireline divisions. He served as Verizon’s Chief Marketing Officer, and in 2009 was named as the No. 2 global “power player” by Ad Age magazine. Mr. Stratton is a member of the board of directors of Abbott Laboratories, a global healthcare leader, and of General Dynamics, a global aerospace and defense company. He also is a member of the board of directors of SubCom, LLC.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Item 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, Frontier intends to file with the SEC the information required by this Item within 120 days after December 31, 2021.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 (Successor) and 2020 (Predecessor)

Consolidated Statements of Operations for the four months ended April 30, 2021 (Predecessor), the eight months ended December 31, 2021 (Successor), and the years ended 2020 and 2019 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the four months ended April 30, 2021 (Predecessor), the eight months ended December 31, 2021 (Successor), and the years ended 2020 and 2019 (Predecessor)

Consolidated Statements of Equity (Deficit) for the four months ended April 30, 2021 (Predecessor), the eight months ended December 31, 2021 (Successor), and the years ended 2020 and 2019 (Predecessor)

Consolidated Statements of Cash Flows for the four months ended April 30, 2021 (Predecessor), the eight months ended December 31, 2021 (Successor), and the years ended 2020 and 2019 (Predecessor)

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

(2)Index to Exhibits:

Exhibit No.	Description
2.1

Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on August 27, 2020.)

3.1	Amended and Restated Certificate of Incorporation of Frontier Communications Parent, Inc. (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on April 30, 2021.)
3.5	Amended and Restated Bylaws of Frontier Communications Parent, Inc. (filed as Exhibit 3.2 to Frontier’s Current Report on Form 8-K filed on April 30, 2021.)
4.1

Indenture, dated as of October 8, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, the collateral grantor party thereto, and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent, with respect to the 5.875% First Lien Secured Notes due 2027 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2020.)

4.2	Form of 5.875% First Lien Secured Note due 2027 (included in Exhibit 4.1 hereto).
4.3

Indenture, dated as of November 25, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, the collateral grantor party thereto, JPMorgan Chase Bank N.A., as collateral agent and Wilmington Trust, National Association, a national banking association, as trustee, with respect to the 5.000% First Lien Secured Notes due 2028 (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on December 2, 2020.)

4.4	Form of 5.000% First Lien Secured Notes due 2028 (included in Exhibit 4.3 hereto).
4.5

Indenture, dated as of November 25, 2020, by and among Frontier Communications Corporation, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent, with respect to the 6.750% Second Lien Secured Notes due 2029 (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on December 2, 2020.)

4.6	Form of 6.750% Second Lien Secured Notes due 2029 (included in Exhibit 4.5 hereto).
4.7

Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 30,2021).

4.8	Form of 5.875% Second Lien Secured Notes due 2029 (included in Exhibit 4.1 hereto)
4.9

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due October 2027(filed as Exhibit 4.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021).

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

4.10

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due May 2028 (filed as Exhibit 4.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021).

4.11

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the Second Lien Notes (filed as Exhibit 4.5 to Frontier’s Current Report on Form 8-K filed on April 30,2021).

4.12

Indenture, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021).

4.13	Form of 6.000% Second Lien Secured Notes due 2030 (included in Exhibit 4.12 hereto)
4.14

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.15

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.16	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011).
4.17

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.18

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.19	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”)).
4.20

Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 30, 2016 10-Q”)).*

4.21

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q).

4.22

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q).

4.23

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q).

4.24

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q).

4.25	Description of Frontier’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1

Amended and Restated Credit Agreement dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and the lenders from time to time party thereto. (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on April 30,2021).

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021.)

10.3	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.4	Form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (filed as Exhibit 10.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021)
10.5	Employment Agreement, dated December 7, 2021, between the Company and Nick Jeffery (filed as Exhibit 10.5 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020.)
10.6	Employment Agreement between the Company and Scott C. Beasley, dated as of May 25, 2021 (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on June 2, 2021)
10.7	Employment Agreement between the Company and Alan Gardner, dated as of May 31, 2021 (filed as Exhibit 10.6 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.8	Employment Agreement between the Company and John Harrobin, dated as of May 8, 2021 (filed as Exhibit 10.7 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

10.9	Employment Agreement between the Company and Veronica Bloodworth, dated as of March 29, 2021 (filed as Exhibit 10.8 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.10	Form of Executive Chairman Agreement between the Company and John Stratton (included as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 18, 2021.)
10.11	Employment Agreement between the Company and Melissa Pint, dated as of August 23, 2021*
10.12	Employment Agreement between the Company and Charlon McIntosh, dated as October 4, 2021*
10.13	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.1 to the June 30, 2014 10-Q).
10.14	Bonus Letter dated July 17, 2019, between Frontier and Mark D. Nielsen. (filed as Exhibit 10.33 to the December 31, 2019 10-K).
10.15	Offer of Employment Letter, dated June 9, 2014, between Frontier and Donald W. Daniels, Jr. (filed as Exhibit 10.3 to the June 30, 2014 10-Q).
10.16	Offer of Employment Letter, dated October 3, 2012, between Frontier and Steven Gable. (filed as Exhibit 10.32 to the December 31, 2017 10-K).
10.17	Transition Agreement between the Company and Sheldon Bruha, dated as of June 10, 2021 (filed as Exhibit 10.9 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.18	Form of Severance Agreement for Frontier’s Senior Leadership Team (pre-Emergence) (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.19	Form of Restricted Stock Unit Award Agreement*
10.20	Form of Performance Stock Unit Award Agreement*
10.21 10.22	Form of Restricted Stock Unit Award Agreement for Executive Chairman* Form of Performance Stock Unit Award for Executive Chairman*
10.23

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009).

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

Exhibits 10.3 through 10.22 are management contracts or compensatory plans or arrangements.

* Filed here with.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.
(Registrant)

By: /s/ Nick Jeffery
Nick Jeffery
President and Chief Executive Officer

February 25, 2022

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February 2022.

Signature	Title

/s/ Scott Beasley	Executive Vice President, Chief Financial Officer
(Scott Beasley)	(Principal Financial Officer)

/s/ Kevin L. Beebe	Director
(Kevin L. Beebe)

/s/ Lisa Chang	Director
(Lisa Chang)

/s/ Pamela Coe	Director
(Pamela Coe)

/s/ Donald Daniels	Senior Vice President & Chief Accounting Officer
(Donald Daniels)	(Principal Accounting Officer)

/s/ Nick Jeffery	President & Chief Executive Officer
(Nick Jeffery)	(Principal Executive Officer)

/s/ Stephen Pusey	Director
(Stephen Pusey)

/s/ Margaret Smyth	Director
(Margaret Smyth)

/s/ John Stratton	Director
(John Stratton)

/s/ Maryann Turcke	Director
(Maryann Turcke)

/s/ Prat Vemana	Director
(Prat Vemana)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Parent, Inc.:

The management of Frontier Communications Parent, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ Nick Jeffery	/s/ Scott Beasley
Nick Jeffery	Scott Beasley
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

Norwalk, Connecticut

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Parent, Inc. and subsidiaries (the Company) as of December 31, 2021 (Successor) and 2020 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the two years ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 (Successor) and 2020 (Predecessor), and the results of its operations and its cash flows for the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the two years ended December 31, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis of Presentation

As discussed in Note 1 to the accompanying consolidated financial statements, the Company emerged from bankruptcy on April 30, 2021. Accordingly, the consolidated financial information has been prepared in conformity with Accounting Standards Codification Subtopic 852-10 (ASC 852), Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Revenue

As discussed in Note 5 to the consolidated financial statements, the Company had $2.2 billion and $4.2 billion in revenues for the four months ended April 30, 2021 (Predecessor) and the eight months ended December 31, 2021 (Successor), respectively.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over data and internet services, voice services and video services revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of revenue, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. We evaluated the Company’s revenue recognition policies and practices for the above noted revenue streams by comparing a selection of customer contracts and invoices to the Company’s contractual terms and conditions of sale. For a sample of revenue transactions, we agreed the related customer invoice, payment and customer set up information or circuit order to the revenue recorded in Predecessor period. For all revenue streams during the Successor period, we assessed the recorded revenue by reconciling total cash received to the revenue recorded. Additionally, we tested the deferred revenue balance related to advanced billings as of April 30, 2021 and December 31, 2021.

Emergence from Bankruptcy

As discussed in Note 1 and Note 3 to the consolidated financial statements, on April 30, 2021 the Company emerged from Chapter 11 bankruptcy. Upon the Company's emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting. Management calculated a reorganization value of $14.9 billion, which represents the fair value of the Successor's assets before considering liabilities and allocated the reorganization value to its individual assets based on their estimated fair values. Inclusive of the Company’s assets upon emergence, there were identified intangible assets related to customer relationships totaling $4.3 billion.

We identified the evaluation of the fair value of the customer relationships intangible assets from the Company’s assets upon emergence from bankruptcy to be a critical audit matter. The assessment of certain underlying inputs in the Multi-Period Excess Earnings method used to measure the fair value of the Company’s customer relationships required a high degree of auditor judgement. Such inputs included revenue growth rates, customer attrition rates, operating performance margins and discount rates. Changes in these inputs could have a significant impact on the fair value of the customer relationships intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the Company’s emergence from bankruptcy process, including controls related to the development of the above noted inputs used in the valuation of the customer relationships. We evaluated the revenue growth rates, customer attrition rates and operating performance margins inputs by comparing them to the Company’s projections, relevant publicly available industry data, and historical operating results. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating: (1) the methodology used by management to estimate the fair value of the customer relationship intangible assets upon emergence from bankruptcy; (2) the discount rates by comparing the rates against a discount rate range that was independently developed using available market data; (3) the qualifications of the third-party valuation specialist engaged by the Company based on their credentials and experience.

/s/ KPMG LLP
We have served as the Company’s auditor since 1936.
Stamford, Connecticut
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Frontier Communications Parent, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Parent, Inc., and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 (Successor) and 2020 (Predecessor), the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the two years ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Stamford, Connecticut
February 25, 2022

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

($ in millions and shares in thousands, except for per-share amounts)

	Successor	Predecessor
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,127	$1,829
Accounts receivable, less allowances of $57 and $130, respectively	458	553
Contract acquisition costs	-	97
Prepaid expenses	73	90
Income taxes and other current assets	30	85
Total current assets	2,688	2,654

Property, plant and equipment, net	9,199	12,931
Intangibles, net	4,227	677
Other assets	367	533
Total assets	$16,481	$16,795

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Long-term debt due within one year	$15	$5,781
Accounts payable	535	540
Advanced billings	197	202
Accrued other taxes	183	204
Accrued interest	76	47
Pension and other postretirement benefits	46	48
Other current liabilities	399	318
Total current liabilities	1,451	7,140

Deferred income taxes	387	343
Pension and other postretirement benefits	1,672	2,195
Other liabilities	403	452
Long-term debt	7,968	-
Total liabilities not subject to compromise	11,881	10,130
Liabilities subject to compromise	-	11,565
Total liabilities	11,881	21,695

Equity (Deficit):
Successor common stock, $0.01 par value (1,750,000 authorized shares,
244,416 issued, and outstanding at December 31, 2021)	2	-
Predecessor common stock, $0.25 par value (175,000 authorized shares,
106,025 issued, and 104,793 outstanding, at December 31, 2020)	-	27
Additional paid-in capital	4,124	4,817
Retained earnings (accumulated deficit)	414	(8,975)
Accumulated other comprehensive income (loss), net of tax	60	(755)
Treasury common stock	-	(14)
Total equity (deficit)	4,600	(4,900)
Total liabilities and equity (deficit)	$16,481	$16,795

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in millions and shares in thousands, except for per-share amounts)

	Successor	Predecessor
	For the eight	For the four
	months ended	months ended	For the year ended
	December 31,	April 30,	December 31,
	2021	2021	2020	2019

Revenue	$4,180	$2,231	$7,155	$8,107

Operating expenses:
Cost of service	1,532	830	2,701	3,057
Selling, general, and administrative expenses	1,131	537	1,648	1,804
Depreciation and amortization	734	506	1,598	1,780
Goodwill impairment	-	-	-	5,725
Loss on disposal of Northwest Operations	-	-	162	446
Restructuring costs and other charges	21	7	87	168
Total operating expenses	3,418	1,880	6,196	12,980

Operating income (loss)	762	351	959	(4,873)

Investment and other income (loss), net	(5)	1	(43)	(37)
Pension settlement costs	-	-	(159)	(57)
Loss on early extinguishment of debt	-	-	(72)	(20)
Reorganization items, net	-	4,171	(409)	-
Interest expense (see Note 10)	(257)	(118)	(762)	(1,535)

Income (loss) before income taxes	500	4,405	(486)	(6,522)
Income tax (benefit) expense	86	(136)	(84)	(611)

Net Income (loss) attributable to
Frontier common shareholders	$414	$4,541	$(402)	$(5,911)

Basic net income (loss) per share
attributable to Frontier common shareholders	$1.69	$43.42	$(3.85)	$(56.80)
Diluted net income (loss) per share
attributable to Frontier common shareholders	$1.68	$43.28	$(3.85)	$(56.80)

Total weighted average shares outstanding - basic	244,405	104,584	104,467	104,065

Total weighted average shares outstanding - diluted	245,885	104,924	104,467	104,065

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in millions)

	Successor	Predecessor
	For the eight	For the four
	months ended	months ended
	December 31,	April 30,	For the year ended December 31,
	2021	2021	2020	2019

Net income (loss)	$414	$4,541	$(402)	$(5,911)
Other comprehensive income (loss), net of tax	60	359	(105)	(108)

Comprehensive income (loss)	$474	$4,900	$(507)	$(6,019)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE PERIODS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in millions and shares in thousands)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	(Deficit)
Balance at
December 31, 2018 (Predecessor)	106,025	$27	$4,802	$(2,752)	$(463)	(489)	$(14)	$1,600
ASC 842 transition adjustment	-	-	-	11	-	-	-	11
Impact of adoption of ASU
2018-02	-	-	-	79	(79)	-	-	-
Stock plans	-	-	13	-	-	(405)	1	14
Net loss	-	-	-	(5,911)	-	-	-	(5,911)
Other comprehensive loss, net
of tax	-	-	-	-	(108)	-	-	(108)
Balance at
December 31, 2019 (Predecessor)	106,025	27	4,815	(8,573)	(650)	(894)	(13)	(4,394)
Stock plans	-	-	2	-	-	(338)	(1)	1
Net loss	-	-	-	(402)	-	-	-	(402)
Other comprehensive
loss, net of tax	-	-	-	-	(105)	-	-	(105)
Balance at
December 31, 2020 (Predecessor)	106,025	27	4,817	(8,975)	(755)	(1,232)	(14)	(4,900)
Stock plans	-	-	1	-	-	(122)	(1)	-
Net income	-	-	-	4,541	-	-	-	4,541
Other comprehensive
income, net of tax	-	-	-	-	359	-	-	359
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans	15	-	18	-	-	-	-	18
Net income	-	-	-	414	-	-	-	414
Other comprehensive
income, net of tax	-	-	-	-	60	-	-	60
Balance at December 31, 2021 (Successor)	244,416	$2	$4,124	$414	$60	-	$-	$4,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2021, 2020, AND 2019

($ in millions)

	Successor	Predecessor
	For the eight	For the four
	months ended	months ended	For the year ended
	December 31,	April 30,	December 31,
	2021	2021	2020	2019
Cash flows provided from (used by) operating activities:
Net income (loss)	$414	$4,541	$(402)	$(5,911)
Adjustments to reconcile net loss to net cash provided from (used by)
operating activities:
Depreciation and amortization	734	506	1,598	1,780
Loss on early extinguishment of debt	-	-	72	20
Pension settlement costs	-	-	159	57
Pension/OPEB special termination benefit enhancements	-	-	-	44
Stock-based compensation expense	18	(1)	3	15
Amortization of deferred financing costs	-	-	15	30
Non-cash reorganization items	-	(5,467)	93	-
Other adjustments	(18)	1	6	-
Deferred income taxes	81	(148)	(91)	(619)
Goodwill Impairment	-	-	-	5,725
Loss on disposal of Northwest Operations	-	-	162	446
Change in accounts receivable	59	36	73	48
Change in accounts payable and other liabilities	115	(168)	342	(122)
Change in prepaid expenses, income taxes, and other assets	48	46	(41)	(5)
Net cash provided from (used by) operating activities	1,451	(654)	1,989	1,508

Cash flows provided from (used by) investing activities:
Capital expenditures - Business operations	(1,205)	(500)	(1,181)	(1,226)
Proceeds from sale of Northwest Operations	-	-	1,131	-
Proceeds on sale of assets	7	9	27	88
Other	5	1	4	4
Net cash used by investing activities	(1,193)	(490)	(19)	(1,134)

Cash flows provided from (used by) financing activities:
Long-term debt payments	(17)	(1)	(4,948)	(2,008)
Proceeds from long-term debt borrowings	1,000	225	4,950	1,650
Proceeds from revolving debt	-	-	-	949
Repayment of revolving debt	-	-	(749)	(475)
Financing costs paid	(13)	(4)	(121)	(44)
Finance lease obligation payments	(13)	(7)	(23)	(35)
Other	23	(16)	(2)	(5)
Net cash provided from (used by) financing activities	980	197	(893)	32

Increase (Decrease) in cash, cash equivalents, and restricted cash	1,238	(947)	1,077	406
Cash, cash equivalents and restricted cash
at the beginning of the period	940	1,887	810	404
Cash, cash equivalents, and restricted cash at the end of the period	$2,178	$940	$1,887	$810

Supplemental cash flow information:
Cash paid during the period for:
Interest	$281	$84	$612	$1,469
Income tax payments, net	$28	$9	$8	$4
Reorganization items, net	$-	$1,397	$270	$-

Non-cash investing activities:
Increase (Decrease) in capital expenditures due to changes
in accounts payable	$(26)	$(5)	$(117)	$13

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:

(a)Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband subscribers and 15,600 employees, operating in 25 states. Frontier was incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

(b)Basis of Presentation and Use of Estimates:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of amounts previously reported have been made to conform to the current presentation. In 2021, we recategorized our previous operating expenses categories (“Cost of service expense”, “Network related expense,” and “Selling, general, and administrative expense”) into two expense lines: “Cost of service” and “Selling, general, and administrative expenses”. All historical periods presented have been updated to conform to the new categorization. All significant intercompany balances and transactions have been eliminated in consolidation.

For our financial statements as of and for the period ended December 31, 2021, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of fresh start accounting, allowance for credit losses, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, business combinations, and pension and other postretirement benefits, among others. For information about our use of estimates as a result of fresh start accounting, see Note 4.

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

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of Old Frontier and its subsidiaries on or before the Effective Date. See Note 4 for additional information related to fresh start accounting.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(c) Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and Other Surcharges - Frontier collects various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other taxes, from its customers and subsequently remits them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of operations, included within “Revenue” and “Cost of service expense”. After emergence, the Successor records these USF and other taxes on a net basis.

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

Actuarial Losses on Defined Benefit Plans - Historically, actuarial gains (losses) were recognized as they occurred and included in “Accumulated other comprehensive income (loss)” and were subject to amortization over the estimated average remaining service period of participants. As part of fresh start accounting, Frontier has made an accounting policy election to recognize these gains and losses immediately in the period they occur as Investment and other income (loss) on the consolidated statement of operations.

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

(d) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Annual Report on Form 10-K.

During the pendency of the Chapter 11 Cases, the Predecessor’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Predecessor’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

(e)Impact of COVID-19:

The outbreak of COVID-19 and measures taken to prevent its spread across the globe have impacted our business in several ways. While overall the operational and financial impacts to Frontier of the COVID-19 pandemic for the year ended December 31, 2021 were not significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our suppliers, and our results of operations.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business. State and federal governments, and health authorities, may continue to recommend or mandate measures that could impact our operations.

Frontier’s response to COVID-19 has included comprehensive operational safety precautions for our employees and customers. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes.

Through December 31, 2021, we have not experienced any material disruptions in our supply chain. However, the challenges and continuing uncertainty of the COVID-19 pandemic could result in further impacts to our business and operations, such as disruptions in our supply chain, inflation in pricing for key materials or labor, or other adverse changes. Some of our business partners, have been impacted by COVID-related workforce absences and other disruptions which have affected our service levels and distribution of work. In particular, network electronics that require microchip processors have experienced supply chain constraints due to the global microchip shortage. We continue to closely track our customers’ payment activity as well as external factors which could materially impact payment trends. With more people working from home, we have experienced higher demands on our network and higher sales activity for our consumer broadband service offering. This sustained increase in network demand could lead to reduced network availability and potential outages, which may impair our ability to meet customer service level commitments, lead to higher costs, higher customer churn and potential increased regulatory actions. These potential changes, among others, could have a material financial impact to Frontier.

(f)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $17 million is included in “Other current assets” as of December 31, 2021 and $34 million and $58 million is included within “Other assets” on our consolidated balance sheet as of December 31, 2021 and 2020, respectively. These amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors.

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

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered separate performance obligations. While these incentives are free to the customer, a portion of the consideration received from the customer is ascribed to them based upon their relative stand-alone selling price. These types of incentives are accounted for on a portfolio basis with both revenue and expense recognized in the month they are awarded to the customer. The earned revenue associated with these incentives is reflected in “Other” revenue while the associated costs are reflected in “Cost of Services.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Upfront Fees

All non-refundable upfront fees assessed to our customers provide them with a material right to renew; therefore, they are deferred by creating a contract liability and amortized into “Data and Internet service revenue” for fees charged to our wholesale customers and “other revenue” for fees charged to all other customers over the average customer life using a portfolio approach.

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

Taxes, Surcharges and Subsidies

Frontier collects various taxes, Universal Service Funds (USF) surcharges (primarily federal USF), and certain other surcharges from its customers and subsequently remits these taxes to governmental authorities. USF and other surcharges amounted to $83 million during the four months ended April 30, 2021, and $193 million, and $221 million for the years ended December 31, 2020 and 2019, respectively.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (CAF) Phase II program, which was intended to provide long-term support for broadband in high-cost unserved or underserved areas. We recognize FCC’s CAF Phase II subsidies into revenue on a straight-line basis.

(h)Property, Plant and Equipment:

Property, plant, and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

(i)Definite and Indefinite Lived Intangible Assets:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(m) Stock Plans:

We have various stock-based compensation plans. Awards under these plans are granted to eligible employees and directors. Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards, including awards with performance, market, and time-vesting conditions.

The compensation cost recognized is based on awards ultimately expected to vest. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(2) Recent Accounting Pronouncements:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the adoption of this standard, including optional expedients, on our consolidated financial statements.

Government Assistance

In November 2021, the FASB issued ASU 2021-10, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 will be effective for annual periods beginning after December 15, 2021 (year ending December 31, 2022 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2021-10 will have on its disclosures.

(3) Emergence from the Chapter 11 Cases

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

On the Effective Date, pursuant to the terms of the Plan (i) Old Frontier completed a series of transactions pursuant to which it transferred all of its assets in a taxable sale to an indirectly wholly owned subsidiary of Frontier Communications Parent, Inc., a Delaware corporation (“Frontier” or the “Company”), prior to winding down its business, (ii) all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and (iii) in connection with emergence, Frontier issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined by the Plan) and the Restructuring Support Agreement was automatically terminated. For a description of the Company’s DIP financing and exit financing upon Emergence, see Note 10 Long-Term Debt.

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

As a result of the filing of the Chapter 11 Cases on April 14, 2020, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company Parties authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company Parties’ businesses and assets. Among other things, the Bankruptcy Court authorized the Company Parties’ to pay certain pre-petition claims relating to employee wages and benefits, taxes, and critical vendors. The Company Parties are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Company Parties may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company's current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated, and resolved in connection with the claims resolution process.

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

Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statements of operations were as follows:

	Predecessor
	For the four months	For the year ended
	ended April 30,	December 31,
($ in millions)	2021	2020

Write-off of debt issuance costs and
original issue net discount on debt subject to compromise	$-	$(93)
Gain on settlement of liabilities subject to compromise	5,274	-
Fresh start valuation adjustments	(1,038)	-
Debtor-in-possession financing costs	(15)	(121)
Secured Creditor Settlement	-	(58)
Professional fees and other bankruptcy related costs	(50)	(137)

Reorganization items, net	$4,171	$(409)

The Company has incurred significant costs associated with the reorganization, primarily legal and professional fees. Write-off of deferred debt issuance costs, the write-off of original issue net discount related to debt subject to compromise and the DIP financing costs were also included in reorganization items. The Reorganization items for the year ended December 31, 2020 were adjusted to reflect the October 30, 2020 Bankruptcy Court order limiting certain professional fees.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4) Fresh Start Accounting:

In connection with our emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of April 30, 2021:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table summarizes the components of property and equipment, net as of April 30, 2021, and the fair value as of the Effective Date:

	Predecessor	Fair Value	Successor
($ in millions)	Historical Value	Adjustment	Fair Value

Land	$209	$40	$249
Buildings and leasehold improvements	2,134	(958)	1,176
General support	1,635	(1,462)	173
Central office/electronic circuit equipment	8,333	(7,364)	969
Poles	1,359	(843)	516
Cable, fiber, and wire	11,824	(8,755)	3,069
Conduit	1,611	(282)	1,329
Construction work in progress	1,048	18	1,066
Property, plant, and equipment	$28,153	$(19,606)	$8,547
Less: Accumulated depreciation	(15,133)	15,133	-
Property, plant, and equipment, net	$13,020	$(4,473)	$8,547

(10)Reflects the fair value adjustment to recognize trademark, trade name and customer relationship.

For purposes of estimating the fair values of customer relationships, the Company utilized an Income Approach, specifically, the Multi-Period Excess Earnings method, or MPEEM. The MPEEM estimates fair value based on the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The cash flows attributable to the customer relationships were adjusted for contributory asset charges related to the working capital, fixed assets, trade name/trademarks and assembled workforce. The discount rate utilized to present-value the after-tax cash flows was based on the overall weighted cost of capital of the Company as well as the asset specific risks of the intangible assets. Changes in these inputs could have a significant impact on the fair value of the customer relationships intangible assets.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(5) Revenue Recognition:

We categorize our products, services, and other revenues into the following categories:

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

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, through Dish satellite TV services, and through partnerships with over-the-top (OTT) video providers. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. The Company has made the strategic decision to limit sales of new traditional TV services focusing on our broadband products and OTT video options;

Other customer revenue includes switched access revenue, rents collected for collocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (switched access). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide a summary of revenues, by category. Revenues in the following tables include revenues for the Northwest Operations for the four months ended April 30, 2020 (prior to its disposal):

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019
Data and Internet services	$2,224	$1,125	$3,478	$3,756
Voice services	1,091	647	2,085	2,500
Video services	397	223	789	1,005
Other	246	125	429	477
Revenue from contracts
with customers (1)	3,958	2,120	6,781	7,738
Subsidy and other regulatory revenue (2)	222	111	374	369
Total revenue	$4,180	$2,231	$7,155	$8,107

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019
Consumer (3)	$2,125	$1,133	$3,609	$4,175
Business and Wholesale	1,833	987	3,172	3,563
Revenue from contracts
with customers (1)	3,958	2,120	6,781	7,738
Subsidy and other regulatory revenue (2)	222	111	374	369
Total revenue	$4,180	$2,231	$7,155	$8,107

(1)Includes $21 million for the four months ended April 30, 2021 and $42 million for the eight months ended December 31, 2021, and $67 million, and $70 million of lease revenue for the years ended December 31, 2020, and 2019 respectively.

(2)Includes $30 million in transition services provided to the purchaser in connection with the divestiture of the Northwest Operations for the year ended December 31, 2020.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at
December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(20)	(2)
Credits granted, excluding amounts
recognized as revenue	-	-	30	14
Reclassified between current
and concurrent	-	-	2	(2)
Balance at December 31, 2021 (Successor)	$-	$-	$27	$11

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2019 (Predecessor)	$37	$8	$41	$21
Revenue recognized included
in opening contract balance	(34)	-	(68)	(12)
Cash received, excluding amounts
recognized as revenue	-	-	85	11
Credits granted, excluding amounts
recognized as revenue	3	1	-	-
Reclassified between Current
and Noncurrent	-	-	-	-
Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

Successor
($ in millions)	Revenue from contracts with customers

2022	$758
2023	383
2024	214
2025	96
2026	53
Thereafter	91
Total	$1,595

(6) Accounts Receivable:

The components of accounts receivable, net at December 31, 2021 and 2020 are as follows:

	Successor	Predecessor
($ in millions)	December 31, 2021	December 31, 2020

Retail and Wholesale	$441	$608
Other	74	75
Less: Allowance for doubtful accounts	(57)	(130)
Accounts receivable, net	$458	$553

An analysis of the activity in the allowance for credit losses is as follows:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
($ in millions)	December 31,	April 30,	December 31,	December 31,
	2021	2021	2020	2019
Balance at beginning of the Period:	$-	$130	$120	$105
Increases: Provision for bad debt charged to expense	14	-	-	-
Increases: Provision for bad debt charged to revenue	38	37	106	109
Write-offs charged against allowance, net of recoveries	5	(167)	(96)	(83)
Reclassified to Assets Held for Sale and Other	-	-	-	(11)
Balance at end of Period:	$57	$-	$130	$120

As of April 30, 2021, the fair value of our net accounts receivable balances approximated their carrying values; therefore, no fair value adjustment for fresh start accounting was required. Our allowance for doubtful accounts decreased during the eight months ended December 31, 2021, primarily as a result of resolutions of carrier disputes.

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

The provision for bad debts was $14 million for the four months ended April 30, 2021, and $14 million for the eight months ended December 31, 2021. It was $106 million and $109 million for the years ended December 31, 2020 and 2019, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

(7) Property, Plant, and Equipment:

Property, plant, and equipment, net at December 31, 2021 and 2020 are as follows:

		Successor	Predecessor
	Estimated	December 31,	December 31,
($ in millions)	Useful Lives	2021	2020

Land	N/A	$251	$212
Buildings and leasehold improvements	40 years	1,195	2,139
General support	5 to 15 years	212	1,643
Central office/electronic circuit equipment	5 to 8 years	1,266	8,270
Poles	30 years	677	1,371
Cable, fiber, and wire	15 to 25 years	4,101	11,883
Conduit	50 years	1,374	1,619
Construction work in progress		631	558
Property, plant, and equipment		9,707	27,695
Less: Accumulated depreciation		(508)	(14,764)
Property, plant, and equipment, net		$9,199	$12,931

As of April 30, 2021, as a result of fresh start accounting, we have adjusted our property, plant, and equipment balance to fair value. See Note 4 for additional information. Property, plant, and equipment includes approximately $129 million and $143 million of fixed assets recognized under capital leases as of December 31, 2021 and 2020, respectively.

During 2021, we sold certain properties consisting of land and buildings for approximately $15 million in cash. The aggregate carrying value of the properties was approximately $14 million, resulting in a gain on sale of $1 million, which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet. We also sold certain properties subject to leaseback, generating $23 million in proceeds.

During 2020, we sold certain properties consisting of land and buildings for approximately $27 million in cash. The aggregate carrying value of the properties was approximately $37 million, resulting in a loss on the sale of $10 million, which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Depreciation expense	$520	$407	$1,225	$1,335

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2021, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Goodwill and Intangibles:

All goodwill was fully impaired as of December 31, 2019, other than goodwill of $658 million associated with the planned disposal of Frontier Northwest which was classified in Assets held for sale as of December 31, 2019. The goodwill impairment charge was $5,725 million for the year ended December 31, 2019. Accumulated goodwill impairment charges were $9,154 million as of both December 31, 2020 and 2019.

We also considered whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of December 31, 2021, 2020, and 2019.

As a result of fresh start accounting, on the Effective Date, intangible assets and related accumulated amortization of the Predecessor were eliminated. Successor intangible assets were recorded at fair value as of the Effective Date. See Note 4.

The balances of these assets as of December 31, 2021 are as follows:

	Successor
	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(48)	$752
Customer Relationships - Wholesale	3,491	(146)	3,345
Trademarks & Tradenames	150	(20)	130
Total intangibles	$4,441	$(214)	$4,227

The components of other intangibles at December 31, 2020 were as follows:

	Predecessor
	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount

Intangibles:
Customer base	$4,332	$(3,781)	$551
Trade name	122	-	122
Royalty agreement	72	(68)	4
Total intangibles	$4,526	$(3,849)	$677

Amortization expense was as follows:

	Successor	Predecessor
	For the eight months	For the four months	For the year ended	For the year ended
	ended December 31,	ended April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Amortization expense	$214	$99	$343	$445

For the Predecessor, amortization expense was primarily for our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our trade name was an indefinite-lived intangible asset that was not subject to amortization.

Following our emergence from bankruptcy, we amortize our intangible assets on a straight line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and 5

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

years for our trademarks and tradenames. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $321 million in 2022, 2023, 2024, and 2025, and $301 million in 2026.

(9) Divestiture of Northwest Operations:

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

A portion of the proceeds from the sale were held in escrow as recourse for indemnity claims that may arise under the purchase agreement for a period of one year after the sale completion date. During the first and second quarters of 2021, all proceeds previously held in escrow related to indemnification obligations, employee liabilities, and adjustments to working capital were received by the Company and as of December 31, 2021, there are no remaining proceeds held in escrow accounts included in other current assets.

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

(10) Long-Term Debt:

Chapter 11 Restructuring

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all then-outstanding obligations under Old Frontier’s debt agreements and notes as follows:

•the amended and restated credit agreement, dated as of February 27, 2017 (as amended, the JPM Credit Agreement);

•the 8.000% first lien secured notes due April 1, 2027 (the Original First Lien Notes);

•the 8.500% second lien secured notes due April 1, 2026 (the Original Second Lien Notes); and

•the unsecured notes and debentures and the secured and unsecured debentures of the Company’s subsidiaries.

As of the Effective Date, amounts that were outstanding under the JPM Credit Agreement, the Original First Lien Notes, and the Original Second Lien Notes were repaid in full.

On the Effective Date, pursuant to the terms of the Plan, all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and in connection with emergence, Frontier issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined under the Plan).

Interest expense for the four months ended April 30, 2021 and for the year ended December 31, 2020 recorded on our Predecessor statements of operations was lower than contractual interest of $450 million and $1,456 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The activity in long-term debt is summarized as follows:

($ in millions)

Principal debt outstanding, December 31, 2020 (Predecessor)	$16,769
Issuance of incremental term loan	225
Issuance of Takeback Notes	750
Conversion of Unsecured Senior Notes	(10,949)
Repayment of long term subsidiary debt at security	(1)
Principal debt outstanding, April 30, 2021 (Predecessor)	$6,794
Less: Unamortized debt issuance costs	(2)
Less: Unamortized premium (discount)	(39)
Less: Long-term debt due within one year	(15)
Carrying amount of debt, April 30, 2021 (Predecessor)	$6,738
Fresh start accounting fair value adjustment	277	(1)
Total Long-term debt, April 30, 2021 (Predecessor)	$7,015

Principal debt outstanding, April 30, 2021 (Successor)	$6,794
New borrowings	1,000
Repayment of long-term debt at maturity	(17)
Principal debt outstanding, December 31, 2021 (Successor)	$7,777	(2)
Plus: Unamortized fair value adjustment	219
Less: Unamortized debt issuance costs	(13)
Less: Long-term debt due within one year	(15)
Long-term debt, December 31, 2021 (Successor)	$7,968

(1)Upon emergence, Frontier adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method. This amortization resulted in $18 million for the eight months ended December 31, 2021.

(2)Weighted average interest rate as of December 31, 2021 was 5.702%. Interest rate includes amortization of debt issuance costs and debt discounts. The interest rate at December 31, 2021 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at December 31, 2021 and 2020 is as follows:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,464	4.500% (Variable)	$1,250	5.750% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
Second lien notes due 11/1/2029	750	5.875%	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 2030	1,000	6.000%	-
IDRB due 5/1/2030	13	6.200%	14	6.200%
Total secured debt issued by Frontier	6,927		4,964

Unsecured debt issued by Frontier
Senior notes due 4/15/2020	-		172	8.500%
Senior notes due 9/15/2020	-		55	8.875%
Senior notes due 7/1/2021	-		89	9.250%
Senior notes due 9/15/2021	-		220	6.250%
Senior notes due 4/15/2022	-		500	8.750%
Senior notes due 9/15/2022	-		2,188	10.500%
Senior notes due 1/15/2023	-		850	7.125%
Senior notes due 4/15/2024	-		750	7.625%
Senior notes due 1/15/2025	-		775	6.875%
Senior notes due 9/15/2025	-		3,600	11.000%
Debentures due 11/1/2025	-		138	7.000%
Debentures due 8/15/2026	-		2	6.800%
Senior notes due 1/15/2027	-		346	7.875%
Senior notes due 8/15/2031	-		945	9.000%
Debentures due 10/1/2034	-		1	7.680%
Debentures due 7/1/2035	-		125	7.450%
Debentures due 10/1/2046	-		193	7.050%
Total unsecured debt issued by Frontier	-		10,949

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
RUS loan contracts due 1/3/2028	-		6	6.154%
Total secured debt issued by subsidiaries	100		106

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Debt prior to reclassification to liabilities
subject to compromise	7,777	5.702%(1)	16,769	8.188%	(1)

Less: debt subject to compromise	-		(10,949)
Unamortized fair value adjustment	219		-

Carrying amount of Total Debt	$7,996		$5,820

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Term Loan Facility

The Term Loan Facility’s maturity date is October 8, 2027. At Frontier’s election, the determination of interest rates for the Term Loan Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Term Loan Facility is 3.75% for LIBOR loans or 2.75% with respect to any alternate base rate loan, with a 0.75% LIBOR floor.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At Frontier’s election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Exit Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% LIBOR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $96 million of letters of credit previously outstanding, Frontier has $529 million of available borrowing capacity under the Revolving Facility.

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

The Revolving Facility also includes certain customary representations and warranties, affirmative covenants, and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, change of control or damage to a material portion of the collateral.

On October 13, 2021, the Issuer entered into an amendment (the “Amendment”) to its senior secured credit facility. The Amendment, among other things, modifies the financial covenant from a maximum first lien leverage ratio covenant of 2.75:1.00 to a maximum first lien leverage ratio covenant of 3.00:1.00.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Second Lien Notes are secured by a second-priority lien, subject to permitted liens, by all the assets that secure New Frontier Issuer’s obligations under the Term Loan Facility, the Revolving Facility, and the First Lien Notes (as defined below).

The Second Lien Notes Indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants will be suspended during such time, if any, that the Second Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The Second Lien Notes Indentures also provides for customary events of default which, if any of them occurs, would permit, or require the principal of and accrued interest on the Second Lien Notes to become or to be declared due and payable.

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

The First Lien Indentures contain customary negative covenants, subject to a number of important exceptions and qualifications, including, without limitation, covenants related to incurring additional debt and issuing preferred stock; incurring or creating liens; redeeming and/or prepaying certain debt; paying dividends on our stock or repurchasing stock; making certain investments; engaging in specified sales of assets; entering into transactions with affiliates; and engaging in consolidation, mergers and acquisitions. Certain of these covenants

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

will be suspended during such time, if any, that the First Lien Notes have investment grade ratings by at least two of Moody’s, S&P or Fitch. The First Lien Notes Indentures also provides for customary events of default which, if any of them occurs, would permit, or require the principal of and accrued interest on the First Lien Notes to become or to be declared due and payable.

Gain/Loss on Extinguishment of Debt

During the year ended December 31, 2020, Frontier recorded a loss on early extinguishment of debt of $72 million driven primarily by the write-off of unamortized original issuance cost associated with the retired Term Loan B, the Original First Lien Notes, and the Original Second Lien Notes.

During the year ended December 31, 2019, Frontier recorded a gain on early extinguishment of debt of $20 million driven primarily by the write-off of unamortized original issuance costs associated with the retired Term Loan A and 2016 CoBank Credit Agreement.

Other Obligations

During 2018, Frontier contributed real estate properties with an aggregate fair value of $37 million for the purpose of funding a portion of its contribution obligations to its qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property and, based on these appraisals, the pension plan recorded the contributions at aggregate fair value of $37 million for 2019. Frontier has entered into a lease for the contributed properties. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

For properties contributed in 2018, leases have initial terms of 20 years at a combined average aggregate annual rent of approximately $5 million.

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, Frontier continues to depreciate the carrying value of the property in its financial statements and no gain or loss was recognized. An obligation of $54 million is included in our consolidated balance sheet within “Other liabilities” as of December 31, 2021 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 12 for additional details.

(11) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the four months ended April 30, 2021, we incurred $7 million of severance and employee costs resulting from workforce reductions. During the eight months ended December 31, 2021, we incurred $21 million in expenses consisting of $11 million of severance and employee costs resulting from workforce reductions, and $10 million of professional fees related to our balance sheet and other restructuring.

During 2020, we incurred $87 million in expenses consisting of $8 million directly associated with transformation initiatives, $7 million of severance and employee costs resulting from workforce reductions, and $72 million of consulting and advisory costs related to our balance sheet restructuring activities through the Petition Date.

Effective with the Petition date, these other charges consisting of consulting and advisory costs incurred were recorded in Reorganization items, net in the consolidated statement of operations.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at December 31, 2019 (Predecessor)	$15
Severance expense	7
Transformation costs	8
Other costs	72
Cash payments during the period	(100)
Balance at December 31, 2020 (Predecessor)	2
Severance expense	7
Cash payments during the period	(2)
Balance at April 30, 2021 (Predecessor)	$7

Balance at April 30, 2021 (Successor)	$7
Severance expense	11
Other costs	10
Cash payments during the period	(21)
Balance at December 31, 2021 (Successor)	$7

((

(12) Leases:

With the adoption of ASC 842 on January 1, 2020, Frontier elected to apply the ‘package of practical expedients’, which permits the Company to not reassess under the new standard its prior conclusions including lease identification, lease classification, and initial direct costs. Additionally, Frontier elected to apply the land easement practical expedient, which permits the Company to account for land easements under the new standard only on a prospective basis. Frontier did not apply the use of hindsight practical expedient.

The components of lease cost are as follows:

	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	ended
	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$13	$7	$15
Interest on lease liabilities	6	4	13
Finance lease cost	19	11	28
Operating lease cost (1)	38	19	68
Sublease income	(11)	(4)	(11)
Total Lease cost	$46	$26	$85

(1)Includes short-term lease costs of $1 million for the four months ended April 30, 2021, $2 million for the eight months ended December 31, 2021 and $2 million for the year ended December 31, 2020. Includes variable lease costs of $2 million for the four months ended April 30, 2021, $4 million for the eight months ended December 31, 2021 and $6 million for the year ended December 31, 2020.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Supplemental balance sheet information related to leases is as follows:

	Successor		Predecessor
($ in millions)	December 31, 2021		December 31, 2020

Operating right-of-use assets	$200	(1)	$215	(1)
Finance right-of-use assets	$129	(2)	$143	(2)

Operating lease liabilities	$204	(3)	$223	(3)
Finance lease liabilities	$148	(4)	$145	(4)

Operating leases:
Weighted-average remaining lease term	8.02	years	7.75	years
Weighted-average discount rate	5.89%		8.26%

Finance leases:
Weighted-average remaining lease term	12.74	years	8.96	years
Weighted-average discount rate	8.24%		8.13%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our December 31, 2021 consolidated balance sheets.

(3)This amount represents $41 million and $163 million, and $48 million and $175 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2021 and 2020 consolidated balance sheets.

(4)This amount represents $20 million and $128 million, and $21 million and $124 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2021 and 2020 consolidated balance sheets.

Supplemental cash flow information related to leases is as follows:

	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	ended
	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$63	$21	$67
Operating cash flows used by operating leases	$(38)	$(14)	$(68)
Operating cash flows used by finance leases	$(6)	$(5)	$(13)
Financing cash flows used by finance leases	$(13)	$(7)	$(23)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$10	$8	$28
Finance leases	$25	$-	$3

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Lessee

For lessee agreements, Frontier elected to apply the short-term lease recognition exemption for all leases that qualify and as such, does not recognize assets or liabilities for leases with terms of less than twelve months, including existing leases at transition. Frontier elected not to separate lease and non-lease components.

As of January 1, 2020, Frontier has operating and finance leases for administrative and network properties, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 87 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year.

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2021:

	Successor
	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2022	$45	$29
2023	40	26
2024	36	19
2025	32	17
2026	27	14
Thereafter	72	105
Total lease payments	252	210
Less: imputed interest	(48)	(62)
Present value of lease liabilities	$204	$148	(2)

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

For the four months ended April 30, 2021, the eight months ended December 31, 2021 and the year ended December 31, 2020, Frontier, as a lessor, recognized revenue of $21 million, $42 million, and $67 million, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2021:

Successor
Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2022	$10
2023	10
2024	8
2025	1
2026	-
Thereafter	1
Total lease payments from customers	$30

(13) Investment and Other Income (Loss), Net:

The components of investment and other income (loss), net are as follows:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Interest and dividend income	$1	$-	$4	$9
Pension and OPEB benefit (costs)	2	2	(43)	(42)
All other, net	(8)	(1)	(4)	(4)
Total investment and other income (loss), net	$(5)	$1	$(43)	$(37)

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(14) Capital Stock:

Frontier’s authorized capital stock consists of 1,750 million shares of common stock, par value $0.01 per share and 50 million shares of preferred stock, par value $0.01 per share. As of December 31, 2021, approximately 244 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

(15) Stock Plans:

Upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated and, in accordance with the Plan, the form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board.

Successor Plans - The 2021 Incentive Plan

On July 7, 2021, Frontier’s Compensation and Human Capital Committee, in consultation with the full Board and the Committee’s independent executive compensation consultant, reviewed and approved a long-term equity award program or “Emergence LTI Program” under the 2021 Incentive Plan. The Emergence LTI Program consists of both Restricted Stock Units (RSUs) and Performance Stock Units (PSUs). RSUs are time-based awards that vest on a ratable basis over three years from the grant date of the award. Vesting of PSUs is tied to the financial performance and long-term targets of the Company over a three-year performance period (a Measurement Period). The number of awards that vest after the three year Measurement Period is dependent on the actual performance of the Company versus targets set for the awards.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. As of December 31, 2021, unvested awards relating to approximately 3,700,000 shares were outstanding under the Emergence LTI Program.

Restricted Stock

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at April 30, 2021 (Successor)	-	$-	$-
Restricted stock granted	2,578	$28.66	$75
Restricted stock vested	(21)	$28.44	$-
Restricted stock forfeited	(74)	$28.52
Balance at December 31, 2021 (Successor)	2,483	$28.67	$72

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2021 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2021 was $58 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of ($1) million, $12 million, $2 million, and $11 million for the four months ended April 30, 2021, the eight months ended December 31, 2021, and the year ended 2020 and 2019, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units are awarded to each participant with respect to the three year Measurement Period. The performance metrics under the 2021 PSU grants consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (TSR)” modifier, which is based on Frontier’s total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three year Measurement Period. The payout of the PSUs can range from 0% to a maximum award payout of 300% of the target units. PSUs awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the Measurement Period.

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

Under ASC 718, Stock Based Compensation Expense, we establish a grant date and determine the fair value once the targets are finalized. For the 2021 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of December 31, 2021, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2021 PSU awards.

The following summary presents information regarding performance shares as of December 31, 2021 and changes during the eight months then ended with regard to performance shares awarded under the 2021 Incentive Plan:

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at April 30, 2021 (Successor)	-	$-	$-
Target performance shares awarded, net	3,157	$25.62	$92
Target performance shares earned	-	$-	$-
Target performance shares forfeited	(13)	$25.61
Balance at December 31, 2021 (Successor)	3,144	$25.62	$92

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. As of December 31, 2021, this includes the 2021 PSU awards associated with the Expansion Fiber Penetration performance metric only, or one third of the total 2021 PSU awards.

At December 31, 2021, we estimate the attainment of the Expansion Fiber Penetration targets for the 2021 PSU grants is probable at the end of the Measurement Period and, therefore, we recognized $5 million in stock-based compensation expense related to these PSUs.

Non-Employee Director Equity Compensation

Non-employee directors receive $250,000 of annual core compensation which includes $150,000 of RSUs granted annually. In 2021, non-employee directors received an initial emergence RSU grant valued at $300,000. In addition, Board committee chairs receive retainers for their committee service in the form of RSUs. In 2021, we recognized $1 million in stock-based compensation expense related to non-employee director units.

Predecessor Plans - 2017 Equity Incentive Plan

Under the 2017 EIP, awards of our common stock were granted to eligible employees in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. No awards were granted more than 10 years after the effective date (May 10, 2017) of the 2017 EIP plan. The exercise price of stock options and SARs under the EIPs generally were equal to or greater than the fair market value of the underlying common stock on the date of grant. Stock options were not ordinarily exercisable on the date of grant but vested over a period of time (generally four years). Under the terms of the EIPs, subsequent stock dividends and stock splits had the effect of increasing the option shares outstanding, which correspondingly decreased the average exercise price of outstanding options.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at December 31, 2018 (Predecessor)	1,858	$16.02	$4
Restricted stock granted	105	$2.00	$-
Restricted stock vested	(1,039)	$19.05	$(1)
Restricted stock forfeited	(24)	$28.30
Balance at December 31, 2019 (Predecessor)	900	$10.57	$1
Restricted stock granted	-	$0.00	$-
Restricted stock vested	(387)	$15.04	$-
Restricted stock forfeited	(209)	$7.79
Balance at December 31, 2020 (Predecessor)	304	$6.78	$-
Restricted stock granted	-	$-	$-
Restricted stock vested	(41)	$8.23	$-
Restricted stock forfeited	(109)	$8.23
Balance at April 30, 2021 (Predecessor)	154	$5.38	$-
Cancellation of restricted stock	(154)	$-	$-
Balance at April 30, 2021 (Predecessor)	-	$-	$-

Performance Shares

On February 15, 2012, Old Frontier’s Compensation Committee, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards were granted in the form of performance shares or units/cash. The LTIP was offered under the EIPs, and participants consisted of senior vice presidents and above. The LTIP awards had performance, market, and time-vesting conditions.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding LTIP target performance shares:

Number of
Shares
(in thousands)
Balance at December 31, 2018 (Predecessor)	497
LTIP target performance shares granted	-
LTIP target performance shares earned	(381)
LTIP target performance shares forfeited	(20)
Balance at December 31, 2019 (Predecessor)	96
LTIP target performance shares/units granted	-
LTIP target performance shares/units earned	-
LTIP target performance shares/units forfeited	(96)
Balance at December 31, 2020 (Predecessor)	-

For purposes of determining compensation expense, the fair value of each performance share was measured at the end of each reporting period and, therefore, fluctuated based on the price of Frontier common stock as well as performance relative to the targets. Frontier recognized an expense, included in “Selling, general, and administrative expenses” of $0 million, and $4 million during 2020 and 2019, respectively, for the LTIP.

Old Frontier Non-Employee Directors’ Compensation Plans

Beginning October 1, 2013, stock units awarded under Old Frontier’s non-employee director compensation programs were credited to a director’s account in an amount determined by dividing: the total cash value of the fees payable to the director by the closing price of Frontier common stock on the grant date of the units. Units were credited to the director’s account quarterly and directors were given the option to elect to convert the units to stock (on a 1:1 basis) or cash upon their retirement or death.

As of June 2019, Old Frontier began compensating non-employee directors entirely in cash and no further stock units were issued. Eight directors participated in the Director Plans during all or part of 2019. The total plan units earned were 0 and 155,045 in 2020 and 2019, respectively.

Since directors had the option to receive distributions from their stock units in cash, they were considered liability-based awards. Prior to adoption of ASU 2018-07, “Compensation – Stock Compensation (ASC 718): Improvements to Non-employee Share-Based payment accounting;” compensation expense was based on the current market value of our common stock at each reporting date. Upon adoption, compensation expense for all unvested awards was based on the market value of our common stock at the date of adoption and compensation expense for awards granted following adoption were based on the market value of our common stock at the grant date for each award.

Compensation costs associated with the issuance of stock units to non-employee directors were $1 million in 2019. Cash compensation associated with the Director Plans was $5 million in 2020, and $4 million in 2019. These costs are recognized in “Selling, general and administrative expenses”.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
	2021	2021	2020	2019

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income
tax benefit	3.1	0.5	21.7	2.6
Tax reserve adjustment	0.1	-	(0.7)	-
Fresh start and reorganization adjustments	-	(24.9)	-	-
Changes in certain deferred tax balances	(8.2)	-	(35.8)	(2.3)
Interest expense deduction	-	-	30.7	-
Restructuring cost	-	0.3	(10.0)	-
Goodwill impairment	-	-	-	(11.8)
Loss on disposal of Northwest Operations	-	-	(9.1)	-
Share-based payments	-	-	(0.2)	(0.1)
Federal research and development credit	(0.4)	-	(0.5)	-
All other, net	1.6	-	0.1	-
Effective tax rate	17.2%	(3.1)%	17.2%	9.4%

Under ASC 740 – 270, income tax expense for the four months ended April 30, 2021, is based on the actual year to date effective tax rate for the first four months of the year inclusive of the impact of the fresh start and reorganization adjustments. Income tax expense for the eight months ended December 31, 2021 is based on the actual year to date effective tax rate for the successor period.

CARES Act

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017.

The CARES Act has a number of beneficial tax provisions (e.g., deferral of the employer portion of social security taxes for the remainder of 2020, the ability to claim additional interest deductions, net operating loss carrybacks, and removal of the 80% usage limitation for post-2017 NOLs for tax years 2018, 2019 and 2020).

Employers can defer payment of the employer’s share of the Social Security tax that they otherwise are responsible for paying on wages. The deferral applies to affected taxes normally required to be paid from March 27, 2020, through December 31, 2020. The deferred tax must be paid over the following two years, with half to be paid by December 31, 2021, and the other half to be paid by December 31, 2022. Under the program, Frontier deferred a total of $30 million and has repaid $30 million.

Following CARES ACT, the consolidated Act as a second stimulus package was signed into law on 12/27/2020 with no impact to the Company.

Other Tax Items

As of December 31, 2021, $13 million of expected income tax refunds are included in “Income taxes and other current assets” in the consolidated balance sheet.

For the four months ended April 30, 2021 and the eight months ended December 31, 2021, we paid net federal and state income tax amounting to $9 million and $28 million, respectively. In 2020 and 2019, we paid net federal and state income tax totaling $8 million and $4 million, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) are as follows:

	Successor	Predecessor
	December 31,	December 31,
($ in millions)	2021	2020

Deferred income tax liabilities:
Property, plant, and equipment basis differences	$859	$1,873
Intangibles	140	-
Deferred revenue/expense	(3)	44
Other, net	46	56
	$1,042	$1,973

Deferred income tax assets:
Pension liability	$212	$308
Intangibles	-	681
Tax operating loss carryforward	185	923
Employee benefits	151	207
Interest expense deduction
limitation carryforward	-	44
Accrued expenses	76	75
Lease obligations	75	83
Tax credit	4	40
Allowance for doubtful accounts	14	35
Other, net	30	17
	747	2,413
Less: Valuation allowance	(92)	(783)
Net deferred income tax asset	655	1,630
Net deferred income tax liability	$387	$343

Our federal net operating loss carryforward as of December 31, 2021, is estimated at $312 million. The majority of the federal loss carryforward will begin to expire between 2036 and 2038, with $18 million carrying forward indefinitely, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2021, is estimated at $1.8 billion. A portion of our state loss carryforward will continue to expire annually through 2041, unless otherwise used.

Our federal research and development credit as of December 31, 2021, is estimated at $1 million. The federal research and development credit will begin to expire after 2041, unless otherwise used.

Our various state credits as of December 31, 2021, are estimated at $3 million. The state credits will begin to expire after 2026, unless otherwise used.

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the second quarter of 2021, including the development of recent years of pre-tax book losses.

As of December 31, 2021, Frontier has a valuation allowance of $92 million to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses, state tax credits, and the state impact from the federal limitation on interest expense deduction. In evaluating Frontier’s ability to realize its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon this assessment, management believes it is more likely than not Frontier will realize the benefits of these deductible differences, net of valuation allowance.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Income tax expense (benefit):
Current:
Federal	$-	$-	$(12)	$1
State	8	12	19	7
Total Current	8	12	7	8

Deferred:
Federal	(84)	(116)	(84)	(606)
State	162	(32)	(7)	(13)
Total Deferred	78	(148)	(91)	(619)
Total income tax benefit	86	(136)	(84)	(611)

Income taxes charged (credited) to equity of Frontier:
Deferred income taxes (benefits) arising from the recognition
of additional pension/OPEB liability	19	-	35	32

Total income taxes charged (credited) to equity of Frontier	-	-	35	32
Total income tax expense (benefit)	$105	$(136)	$(49)	$(579)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in Frontier’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $1 million as of December 31, 2021, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, and which would affect our effective tax rate is $0 million as of December 31, 2021.

Frontier’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2018 forward for federal and 2016 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in Frontier’s balance of unrecognized tax benefits:

	Successor	Predecessor
($ in millions)	December 31,	April 30,	December 31,
	2021	2021	2020

Unrecognized tax benefits - beginning of period	$1	$16	$12
Gross increases - prior period tax positions	-	-	4
Gross increases - current period tax positions	-	(15)	-
Gross decreases - expired statute of limitations	-	-	-
Unrecognized tax benefits - end of period	$1	$1	$16

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Net Income (Loss) Per Common Share:

The reconciliation of the net loss per common share calculation is as follows:

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
	2021	2021	2020	2019
($ in millions and shares in thousands, except per share amounts)

Net income (loss) used for
basic and diluted earnings (loss) per share:
Net income (loss) attributable to Frontier common shareholders	$414	$4,541	$(402)	$(5,911)
Less: Dividends paid on unvested restricted stock awards	-	-	-	-
Total basic net income (loss) attributable to Frontier
common shareholders	$414	$4,541	$(402)	$(5,911)

Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income (loss) attributable to Frontier
common shareholders	$414	$4,541	$(402)	$(5,911)

Basic earnings (loss) per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,405	104,799	104,944	105,356
Less: Weighted average unvested restricted stock awards	-	(215)	(477)	(1,291)
Total weighted average shares outstanding - basic	244,405	104,584	104,467	104,065

Basic net income (loss) per share attributable to Frontier
common shareholders	$1.69	$43.42	$(3.85)	$(56.80)

Diluted earnings (loss) per share:
Total weighted average shares outstanding - basic	244,405	104,584	104,467	104,065
Effect of dilutive shares	1,480	340	-	-
Total weighted average shares outstanding - diluted	245,885	104,924	104,467	104,065

Diluted net income (loss) per share attributable to Frontier
common shareholders	$1.68	$43.28	$(3.85)	$(56.80)

In calculating diluted net income per common share for the years ended December 31, 2021, and diluted net loss for 2020 and 2019 the effect of all common stock equivalents is excluded from the computation as the effect would be antidilutive.

Stock Units

As of December 31, 2021, there were no stock units outstanding. As of April 30, 2021, there were 339,544 stock units issued under Old Frontier director and employee compensation plans that were included in the diluted EPS calculation for the four months ended April 30, 2021 as the effect would be dilutive.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2018 (Predecessor) (1)	$(489)	$26	$(463)
Other comprehensive income (loss)
before reclassifications	(201)	17	(184)
Amounts reclassified from accumulated other
comprehensive loss to net loss	89	(13)	76
Net current-period other comprehensive income (loss)	(112)	4	(108)
Impact of adoption of ASU 2018-02	(83)	4	(79)
Balance at December 31, 2019 (Predecessor) (1)	(684)	34	(650)
Other comprehensive income (loss)
before reclassifications	(320)	(76)	(396)
Amounts reclassified from accumulated other
comprehensive loss to net loss	305	(14)	291
Net current-period other comprehensive income (loss)	15	(90)	(105)
Balance at December 31, 2020 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net loss	19	(4)	15
Net current-period other comprehensive income	289	70	359
Cancellation of Predecessor equity	410	(14)	396
Balance at April 30, 2021 (Predecessor) (1)	-	-	-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income
before reclassifications	-	64	64
Amounts reclassified from accumulated other
comprehensive income to net loss	-	(4)	(4)
Net current-period other comprehensive income	-	60	60
Balance at December 31, 2021 (Successor) (1)	$-	$60	$60

(1)Pension and OPEB amounts are net of deferred tax balances of $15 million, $234 million, $204 million, and $250 million as of December 31, 2021, 2020, 2019, and 2018, respectively.

As a result of the pension settlement accounting discussed in Note 20, Frontier recorded pension settlement charges totaling $159 million ($122 million net of tax), and $57 million ($43 million net of tax), which were reclassified from accumulated Other comprehensive income (loss) during 2020 and 2019, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (1)
	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	For the year ended		Affected line item in the
Details about Accumulated Other	December 31,	April 30,	December 31,	December 31,	statement where net
Comprehensive Loss Components	2021	2021	2020	2019	income (loss) is presented
Amortization of Pension Cost Items(2)
Actuarial gains (losses)	$-	$(24)	$(99)	$(58)
Loss on disposal	-	-	(81)	-
Pension settlement costs	-	-	(159)	(57)
Reclassifications, pretax	-	(24)	(339)	(115)	Loss before income taxes
Tax Impact	-	5	34	26	Income tax benefit
Reclassifications, net of tax	$-	$(19)	$(305)	$(89)	Net loss

Amortization of OPEB Cost Items(2)
Prior-service credits (costs)	$5	$10	$32	$11
Actuarial gains (losses)	-	(5)	(6)	4
Loss on disposal	-	-	(7)	-
Reclassifications, pretax	5	5	19	15	Income before income taxes
Tax impact	(1)	(1)	(5)	(2)	Income tax expense
Reclassifications, net of tax	$4	$4	$14	$13	Net gain

(1)Amounts in parentheses indicate losses.

(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 20 - Retirement Plans for additional details).

(19) Segment Information:

The Company’s operations are assessed and managed by our CEO, the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one operating and one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer and business customers and is typically the incumbent voice services provider in its service areas.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2021, 2020 and 2019, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, Frontier is utilizing a discount rate of 2.90% as of December 31, 2021 for its qualified pension plan, compared to rates of 2.60% and 3.40% in 2020 and 2019, respectively. The discount rate for postretirement plans as of December 31, 2021 was 3.00% compared to a range of 2.60% to 2.80% in 2020 and 3.40% to 3.50% in 2019.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 40% in long-duration fixed income securities, and 60% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2021 and 2020. For 2022, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

During the four months of April 30, 2021, and the eight months ended December 31, 2021, we capitalized $7 million and $15 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. We capitalized $25 million and $24 million of pension and OPEB expense into the cost of our capital expenditures during the years ended December 31, 2020 and 2019, respectively, as the costs relate to our engineering and plant construction activities.

During 2019, the Company recognized a charge of $44 million to reflect the cost of pension/OPEB special termination benefit enhancements related to a voluntary severance program.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets as of December 31, 2021 and 2020 and the components of total pension benefit cost for the years ended December 31, 2021, 2020 and 2019. The below tables include all investment activity related to assets and obligations that were transferred in connection with the planned divestiture of our Northwest Operations:

	Successor	Predecessor
	For the eight	For the four	For the
	months ended	months ended	year ended
	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Change in projected benefit obligation (PBO)
PBO at the beginning of the period	$3,418	$3,708	$3,726
Service cost	53	32	95
Interest cost	69	31	108
Actuarial (gain) loss	30	(328)	506
Benefits paid	(93)	(25)	(73)
Impact of Divestiture of Northwest Operations(1)	-	-	(189)
Settlements	-	-	(465)
PBO at the end of the period	$3,477	$3,418	$3,708

Change in plan assets
Fair value of plan assets at the beginning of the period	$2,586	$2,507	$2,730
Fair value of plan assets for the Northwest Operations	-	-	(70)
Actual return on plan assets	152	72	321
Employer contributions	10	32	64
Settlements	-	-	(465)
Benefits paid	(93)	(25)	(73)
Fair value of plan assets at the end of the period	$2,655	$2,586	$2,507

Funded status	$(822)	$(832)	$(1,201)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-	$-
Pension and other postretirement benefits - noncurrent	$(822)	$(832)	$(1,201)
Accumulated other comprehensive loss	$-	$-	$915

(1) Includes a gain of $20 million related to the elimination of future compensation increases as a result of the divestiture of the Northwest Operations.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Components of total pension benefit cost
Service cost	$53	$32	$95	$82
Interest cost on projected benefit obligation	69	31	108	130
Expected return on plan assets	(127)	(61)	(171)	(172)
Loss recognized	6	-	-	-
Amortization of unrecognized loss	-	24	99	58
Net periodic pension benefit cost	1	26	131	98
Pension settlement costs	-	-	159	57
Special termination benefit enhancements	-	-	-	38
Gain on disposal, net	-	-	(38)	-
Total pension benefit cost	$1	$26	$252	$193

As part of fresh start accounting, Frontier remeasured its net pension obligation as of April 30, 2021. In revaluing the pension benefit obligation, the assumed discount rate was 3.10% and the assumed rate of return on Plan assets was 7.50%. The discount rate increased compared to the 2.60% used in the December 31, 2020 valuation. This change as well as other changes in assumptions lead to a pension obligation decrease as a result of actuarial gains of $328 million.

The largest contributors to the $30 million actuarial loss from April 30, 2021 to December 31, 2021, were the decrease in the assumed discount rate from 3.10% to 2.90%.

The largest contributors to the actuarial loss affecting the benefit obligation from December 31, 2019 to December 31, 2020 was the decrease in the discount rate from 3.40% to 2.60% and decrease in the interest rate related assumptions (cash balance interest crediting rates and lump sum conversion interest rates).

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. These payments are recorded as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost. During year ended December 31, 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, Frontier recognized non-cash settlement charges totaling $159 million during 2020. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan. These non-cash charges increased our recorded net loss and accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders’ equity. In accordance with ASC 715, Compensation - Retirement Benefits (ASC 715), Frontier remeasured its pension plan during the year ended December 31, 2020. These remeasurements resulted in an increase in our pension liabilities and a remeasurement charge to Other comprehensive income (loss) of $506 million for the year ended December 31, 2020. Frontier recognized non-cash settlement charges totaling $57 million during 2019.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The plan’s weighted average asset allocations at December 31, 2021 and 2020 by asset category are as follows:

	2021	2020
Asset category:
Equity securities	49%	49%
Debt securities	44%	37%
Alternative and other investments	7%	14%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2022	$257
2023	254
2024	252
2025	252
2026	250
2027-2031	1,181
Total	$2,446

In 2021, we elected the provisions of American Rescue Plan Act, or ARPA retroactive to the 2019 plan year, which resulted in 1) a shortfall amortization period change from 7 to 15 years with a fresh start for the existing shortfall, commencing in the 2019 plan year and 2) interest rate stabilization, commencing in the 2020 plan year. These elections resulted in the creation of a funding balance that we used to satisfy certain required contributions in 2021. As a result of these changes, our pension plan contributions in the fiscal year 2021 were $42 million.

In 2020, we made $64 million in contributions to the pension plan. These represent the contributions for the 2019 plan year and reflect the fact that we received a pension funding waiver for all 2020 plan year contributions. The pension funding waiver was in the amount of $127 million, which is being paid over five years.

Assumptions used in the computation of annual pension costs and valuation of the beginning/end of period obligations were as follows:

	12/31/2021	4/30/2021	12/31/2020	12/31/2019
Discount rate - used at period end to value obligation	2.90%	3.10%	2.60%	3.40%
Discount rate - used at beginning of period to compute annual cost	3.10%	2.60%	3.40%	4.30%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of increase in compensation levels	2.00%	2.00%	2.00%	2.00%

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2021 and 2020 and the components of total postretirement benefit cost for the years ended December 31, 2021, 2020 and 2019. The below tables include all investment activity related to assets and obligations that are expected to be transferred in connection with the planned divestiture of our Northwest Operations:

	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	ended
	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Change in benefit obligation
Benefit obligation at the beginning of the period	$941	$1,042	$972
Impact of Divestiture of Northwest Operations	-	-	(31)
Service cost	11	7	20
Interest cost	18	9	33
Plan amendments	(79)	-	-
Plan participants' contributions	6	4	9
Actuarial (gain) loss	37	(99)	100
Benefits paid	(37)	(22)	(61)
Special termination benefits	-	-	-
Benefit obligation at the end of the period	$897	$941	$1,042

Change in plan assets
Fair value of plan assets at the beginning of the period	$-	$-	$-
Plan participants' contributions	6	4	9
Employer contribution	31	18	52
Benefits paid	(37)	(22)	(61)
Fair value of the plan assets at end of the period	$-	$-	$-

Funded status	$(897)	$(941)	$(1,042)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(46)	$(48)	$(48)
Pension and other postretirement benefits - noncurrent	$(851)	$(893)	$(994)
Accumulated other comprehensive (gain) loss	$(75)	$-	$74

	Successor	Predecessor
	For the eight	For the four	For the year	For the year
	months ended	months ended	ended	ended
	December 31,	April 30,	December 31,	December 31,
($ in millions)	2021	2021	2020	2019

Components of total postretirement benefit cost
Service cost	$11	$7	$20	$20
Interest cost on projected benefit obligation	18	9	33	41
Amortization of prior service credit	(5)	(10)	(32)	(11)
(Gain) loss recognized	37	-	-	-
Amortization of unrecognized (gain) loss	-	5	6	(4)
Net periodic postretirement benefit cost	61	11	27	46
Special termination benefit enhancements	-	-	-	6
Gain on disposal, net	-	-	(24)	-
Total postretirement benefit cost	$61	$11	$3	$52

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As part of the fresh start accounting, Frontier remeasured its net OPEB obligation as of April 30, 2021 resulting in actuarial gains of $99 million primarily driven by an increase in the discount rates used to measure our OPEB plans reduction when compared to December 31, 2020. The decrease in the discount rate from April 30, 2021 to December 31, 2021 primarily resulted in the actuarial loss of $37 million at December 31, 2021. During the eight months ended December 31, 2021, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurements of its other postretirement benefit obligation and prior service credits of $79 million which were deferred in Accumulated comprehensive income as December 31, 2021.

During 2020, actuarial losses of $100 million were primarily driven by reductions in the discount rates used to measure our OPEB plans.

Assumptions used in the computation of annual OPEB costs and valuation of the beginning/end of period OPEB obligations were as follows:

	12/31/2021	4/30/2021	12/31/2020	12/31/2019
Discount rate - used at period end to value obligation	3.00%	3.30%	2.60% - 2.80%	3.40% - 3.50%
Discount rate - used to compute annual cost	2.80% - 3.30%	2.60% - 2.80%	3.40% - 3.50%	4.30% - 4.40%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2022	$47	$-	$47
2023	44	-	44
2024	46	-	46
2025	45	-	45
2026	48	-	48
2027-2031	254	2	256
Total	$484	$2	$486

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 6.75% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2029 and remaining at that level thereafter.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (income) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2021 and 2020 are as follows:

	Pension Plan		OPEB
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
($ in millions)	2021	2020	2021	2020
Net actuarial loss	$-	$915	$-	$192
Prior service credit	-	-	(75)	(118)
Total	$-	$915	$(75)	$74

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 are as follows:

	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	ended
Pension Plan	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Accumulated other comprehensive (gain) loss at
the beginning of the period	$-	$915	$899

Net actuarial gain (loss) amortized during the period	-	(24)	(99)
Net loss on disposal recognized during the period	-	-	(81)
Prior service credit amortized during the period	-	-	-
Prior service credit occurring during the period	-	-	-
Net actuarial (gain) loss occurring during the period	-	(338)	355
Impact of fresh start accounting	-	(553)	-
Settlement loss recognized	-	-	(159)
Net amount recognized in comprehensive income
(loss) for the period	-	(915)	16
Accumulated other comprehensive (gain) loss at
end of the period	$-	$-	$915

	Successor	Predecessor
	For the eight	For the four	For the year
	months ended	months ended	ended
OPEB	December 31,	April 30,	December 31,
($ in millions)	2021	2021	2020

Accumulated other comprehensive (gain) loss at
the beginning of the period	$-	$74	$(45)

Net actuarial gain (loss) recognized during the period	-	(5)	(6)
Net loss on disposal recognized during the period	-	-	(7)
Prior service credit amortized during the period	5	10	32
Impact of fresh start accounting	-	20	-
Prior service credit occurring during the period	(80)	-	-
Net actuarial (gain) loss occurring during the period	-	(99)	100
Settlement loss recognized	-	-	-
Net amount recognized in comprehensive income
(loss) for the period	(75)	(74)	119
Accumulated other comprehensive (gain) loss at
end of the period	$(75)	$-	$74

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $14 million for the four months ended April 30, 2021, $25 million for the eight months ended December 31, 2021 and $39 million and $44 million for the years ended December 31, 2020 and 2019, respectively.

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

The following tables represent Frontier’s pension plan assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Successor
	Fair Value Measurements at December 31, 2021
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$39	$39	$-	$-
U.S. Government Obligations	62	-	62	-
Corporate and Other Obligations	525	-	525	-
Common Stock	496	496	-	-
Interest in Registered Investment Companies (1)	887	887	-	-
Interest in Limited Partnerships and
Limited Liability Companies	165	-	-	165
Total investments at fair value	$2,174	$1,422	$587	$165
Common/Collective Trusts (1)	510
Interest and Dividend Receivable	5
Due from Broker for Securities Sold	28
Value of Funds Held in Insurance Co.	6
Due to Broker for Securities Purchased	(68)
Total Plan Assets, at Fair Value	$2,655

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Predecessor
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

(1)Investments that are measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value of common/collective trusts are estimated using the NAV per share multiplied by the number of shares of the trust investment held as of the measurement date. Additionally, the fair value of certain assets totaling $32 million as of December 31, 2019, respectively, included in “Interest in Registered Investment Companies” were estimated using the NAV practical expedient. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 20 - Retirement Plans.

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2021 or 2020.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2021 and 2020:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2021	2020
Balance at beginning of year	$166	$163
Realized gains	22	14
Unrealized gains	(1)	3
Purchases	1	-
Sales and distributions	(23)	(14)
Balance at end of year	$165	$166

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2021:

	Successor
		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited Liability Companies (3)

MS IFHF SVP LP Cayman (1)	$1	3 years	N/A
426 E. Casino Road, LLC (2)	17	N/A	7.00%
100 Comm Drive, LLC (2)	10	N/A	7.75%
100 CTE Drive, LLC (2)	12	N/A	9.50%
6430 Oakbrook Parkway, LLC (2)	27	N/A	7.75%
8001 West Jefferson, LLC (2)	30	N/A	8.75%
1500 MacCorkle Ave SE, LLC (2)	16	N/A	8.75%
400 S. Pike Road West, LLC (2)	1	N/A	8.50%
601 N. US 131, LLC (2)	1	N/A	9.50%
9260 E. Stockton Blvd., LLC (2)	7	N/A	7.25%
120 E. Lime Street, LLC (2)	9	N/A	9.00%
610 N. Morgan Street, LLC (2)	34	N/A	8.50%
Total Interest in Limited Partnerships and Limited Liability Companies	$165

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

(2)The entity invests in commercial real estate properties that are leased to Frontier. The leases are triple net, whereby Frontier is responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(3)All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2021 and 2020. For the other financial instruments including cash, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

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

	Successor		Predecessor
	2021		2020
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Total debt	$7,777	$7,996	$16,769	$11,635

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

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC will review carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020, and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 assuming the long-form application is granted by the FCC, anticipates that it will begin receiving funding in 2022. Frontier will be required to complete the buildout to these locations within six years after funding starts, with interim target milestones over this period. Beginning in 2022, Frontier will be required to issue letters of credit to the FCC as a condition for amounts awarded. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the CTF transaction. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which will require court approval and will be covered by insurance, will have no material financial impact on the Company. In addition, shareholders filed derivative complaints on behalf of the Company in Connecticut, California, and Delaware courts. The derivative complaints, which were based, generally, on the same facts asserted in the consolidated class action complaint have been dismissed following Frontier’s restructuring.

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier believes that the plaintiffs’ claims are meritless and will defends itself vigorously.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF transaction, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries, and aerosol cans at certain California facilities. We are cooperating with this investigation. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2021, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

Successor
($ in millions)	Amount

Year ending December 31:
2022	$162
2023	137
2024	138
2025	2
2026	2
Thereafter	1
Total	$442

At December 31, 2021, we have outstanding performance letters of credit as follows:

Successor
($ in millions)	Amount

CNA Financial Corporation (CNA)	$31
AIG Insurance	28
Zurich (1)	62
Total	$121

(1) Zurich letters of credit exclude approximately $57 million of cash held in trust in lieu of issuing letters of credit.

CNA serves as our insurance carrier with respect to casualty claims (auto liability, general liability, and workers’ compensation) with dates of loss prior to June 1, 2017 (except for those claims which arise out of the operations acquired from CTF that have dates of loss prior to April 1, 2016). As our insurance carrier, they administer the casualty claims and make claim payments on our behalf. We reimburse CNA for such services upon presentation of their invoice. To serve as our carrier and make payments on our behalf, CNA requires that we establish a letter of credit in their favor. CNA could potentially draw against this if we failed to reimburse CNA in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.

Zurich serves as our insurance carrier with respect to casualty claims (auto liability, general liability, and workers’ compensation) with dates of loss from June 1, 2017 and going forward. As our insurance carrier, they administer the casualty claims and make claim payments on our behalf. We reimburse Zurich for such services upon presentation of their invoice. To serve as our carrier and make payments on our behalf, Zurich requires that we establish letters of credit in their favor. Zurich could potentially draw against these letters of credit if we failed to reimburse Zurich in accordance with the terms of our agreement. The amount of the letters of credit is reviewed annually and adjusted based on claims history.

AIG Insurance serves as our insurance carrier with respect to casualty claims (auto liability, general liability, and workers’ compensation) that were acquired from CTF, as well as new claims which arise out of the operations acquired from CTF that have dates of loss prior to April 1, 2016. Sedgwick, a third-party claims administrator, administers the casualty claims and makes claim payments on our behalf. We reimburse Sedgwick for such services upon presentation of their invoice. However, to serve as our insurance carrier, AIG Insurance requires that we establish a letter of credit in their favor. AIG Insurance could potentially draw against this letter of credit if we failed to meet the insurance-related and claims-related obligations we assumed in accordance with the terms of our agreement. The amount of the letter of credit is reviewed annually and adjusted based on claims history.