Form 10-Q
period 2022-03-31
Frontier Communications Parent, Inc.
filed 2022-05-06
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2022 was 244,963,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2022 (Successor), and December 31, 2021 (Predecessor)	2

Consolidated Statements of Income for the three months ended March 31, 2022 (Successor), and the three months ended March 31, 2021 (Predecessor)	3

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 (Successor), and the three months ended March 31, 2021 (Predecessor)	4

Consolidated Statements of Equity for the three months ended March 31, 2022 (Successor), the three months ended March 31, 2021 (Predecessor)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (Successor), the three months ended March 31, 2021 (Predecessor)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	52

Item 4. Controls and Procedures	53

Part II. Other Information

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

Signature	56

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,300	$2,127
Short-term investments	900	-
Accounts receivable, less allowances of $65 and $57, respectively	397	458
Prepaid expenses	60	73
Income taxes and other current assets	31	30
Total current assets	2,688	2,688

Property, plant and equipment, net	9,575	9,199
Other intangibles, net	4,147	4,227
Other assets	345	367
Total assets	$16,755	$16,481

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	694	535
Advanced billings	202	197
Accrued other taxes	178	183
Accrued interest	153	76
Pension and other postretirement benefits	46	46
Other current liabilities	425	399
Total current liabilities	1,713	1,451

Deferred income taxes	412	387
Pension and other postretirement benefits	1,580	1,672
Other liabilities	415	403
Long-term debt	7,957	7,968
Total liabilities	12,077	11,881

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 244,476 and
244,416 shares issued and outstanding at March 31, 2022 and
December 31, 2021, respectively)	2	2
Additional paid-in capital	4,139	4,124
Retained earnings	479	414
Accumulated other comprehensive income, net of tax	58	60
Total equity	4,678	4,600
Total liabilities and equity	$16,755	$16,481

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Predecessor
	For the three months	For the three months
	ended March 31,	ended March 31,
	2022	2021

Revenue	$1,447	$1,676

Operating expenses:
Cost of service	553	620
Selling, general and administrative expenses	435	408
Depreciation and amortization	284	387
Restructuring costs and other charges	54	2
Total operating expenses	1,326	1,417

Operating income	121	259

Investment and other income, net	77	2
Reorganization items, net	-	(25)
Interest expense (See Note 8)	(103)	(89)

Income before income taxes	95	147
Income tax expense	30	87

Net income	$65	$60

Basic net earnings per share
attributable to Frontier common shareholders	$0.27	$0.57

Diluted net earnings per share
attributable to Frontier common shareholders	$0.26	$0.57

Total weighted average shares outstanding - basic	244,433	104,556

Total weighted average shares outstanding - diluted	245,251	104,896

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	Successor	Predecessor
	For the three months	For the three months
	ended March 31,	ended March 31,
	2022	2021

Net income	$65	$60
Other comprehensive income (loss), net of tax	(2)	11

Comprehensive income	$63	$71

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2022 (Successor)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
income (loss), net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678

	For the three months ended March 31, 2021 (Predecessor)
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at March 31, 2021	106,025	$27	$4,817	$(8,915)	$(744)	(1,354)	$(15)	$(4,830)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2022	2021

Cash flows provided from (used by) operating activities:
Net Income	$65	$60
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	284	387
Stock-based compensation expense	15	(1)
Lease Impairment	44	-
Other adjustments	(7)	1
Deferred income taxes	25	84
Change in accounts receivable	61	34
Change in accounts payable and other liabilities	26	48
Change in prepaid expenses, income taxes, and other assets	15	52
Net cash provided from operating activities	528	665

Cash flows provided from (used by) investing activities:
Capital expenditures	(447)	(384)
Proceeds on sale of assets	-	2
Purchase of short-term investments	(900)	-
Other	2	2
Net cash used by investing activities	(1,345)	(380)

Cash flows used by financing activities:
Long-term debt principal payments	(3)	-
Finance lease obligation payments	(5)	(5)
Other	(4)	(2)
Net cash used by financing activities	(12)	(7)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(829)	278
Cash, cash equivalents, and restricted cash at January 1,	2,178	1,887
Cash, cash equivalents, and restricted cash at March 31,	$1,349	$2,165

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36	$40
Income tax payments, net	$2	$-
Reorganization items, net	$-	$56

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Parent, Inc. and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income (loss), and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas.

In 2021, we recategorized our previous operating expenses categories (“Network access expenses” and “Network related expense”) into one expense line: “Cost of service”. All historical periods presented have been updated to conform to the new categorization. For our interim financial statements as of and for the period ended March 31, 2022, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

Chapter 11 Bankruptcy Emergence

On April 30, 2021, (the “Effective Date”), the Company emerged from bankruptcy. Accordingly, the consolidated financial information has been prepared in conformity with Accounting Standards Codification Subtopic 852-10 (ASC 852), Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization items incurred in the first quarter of 2021 as a result of the Chapter 11 Cases included $25 million in professional fees and other bankruptcy related costs presented separately in the accompanying consolidated statements of income.

The Company incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs were expensed as incurred and significantly affected our consolidated results of operations. From the Petition Date to the Effective date, these costs were included in Reorganization items, net on our consolidated statement of income. For the periods prior to the Petition date and following the Effective Date, these costs have been included in Restructuring costs and other charges on our consolidated statement of income. Refer to Note 9.

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

b)Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and Other Surcharges - Frontier collects various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other taxes, from its customers and subsequently remits them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of income, included within “Revenue” and “Cost of service expense”. After emergence, the Successor records these USF and other taxes on a net basis.

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

Actuarial Losses on Defined Benefit Plans - Historically, actuarial gains (losses) were recognized as they occurred and included in “Accumulated other comprehensive income (loss)” and were subject to amortization over the estimated average remaining service period of participants. As part of fresh start accounting, Frontier has made an accounting policy election to recognize these gains and losses immediately in the period they occur as Investment and other income (loss) on the consolidated statement of income.

Government Grants Revenue - Certain governmental grants that were historically presented on a net basis as part of capital expenditures, are now presented on a gross basis and included in ”Revenue” on the consolidated statement of income.

Administrative Expenses – Historically, the Predecessor capitalized certain administrative expenses, that following emergence, are expensed during the period incurred and included in “Selling, general, and administrative expense” on the consolidated statement of income.

c) Impact of COVID-19:

While overall the operational and financial impacts to Frontier of the COVID-19 pandemic as of March 31, 2022 have not been significant, we continue to closely monitor the evolution of the pandemic, including new COVID-19 variants, as well as the ongoing impact to our employees, our customers, our suppliers and our results of operations.

In an effort to reduce the economic impacts of COVID-19, the United States federal government has responded with multiple stimulus bills. In addition, some of the states we operate in have issued executive orders as a result of COVID-19 that further impact our business. State and federal governments and health authorities may continue to recommend or mandate measures that could impact our operations. We continue to closely track our customers’ payment activity as well as external factors which could materially impact payment trends.

Frontier’s response to COVID-19 has included comprehensive operational safety precautions for our employees and customers. To date, we have not experienced significant disruptions in our workforce due to COVID-19 related absences or legislative or regulatory changes.

Through March 31, 2022, we have not experienced any material disruptions in our supply chain. However, the challenges and continuing uncertainty of the COVID-19 pandemic could result in further impacts to our business and operations, such as disruptions in our supply chain, inflation in pricing for key materials or labor, or other adverse changes. Some of our business partners have been impacted by COVID-related workforce absences and other disruptions which have affected our service levels and distribution of work. In particular, network electronics that require microchip processors have experienced supply chain constraints due to the global microchip shortage.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

d) Revenue Recognition:

Revenue for data & Internet services, voice services, video services, and switched and non-switched access services is recognized as services are provided to customers. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized by measuring progress toward the complete satisfaction of the Company’s performance obligations. The unearned portion of these fees is deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of income and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

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

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g. gift cards not considered cash equivalents or free goods/services) are considered separate performance obligations. While these incentives are free to the customer, a portion of the consideration received from the customer is ascribed to them based upon their relative stand-alone selling price. These types of incentives are accounted for on a portfolio basis with both revenue and expense recognized in the month they are awarded to the customer. The earned revenue associated with these incentives is reflected in “Other” revenue while the associated costs are reflected in “Cost of services”.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Taxes, Surcharges and Subsidies

Frontier collects various taxes, Universal Service Fund (“USF”) surcharges (primarily federal USF), and certain other surcharges, from its customers and subsequently remits these taxes to governmental authorities. During the predecessor period, USF and other surcharges amounted to $55 million for the three months ended March 31, 2021.

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. We recognized FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term which ended on December 31, 2021. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

e)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $17 million is included in “Other current assets” as of both March 31, 2022 and December 31, 2021, and $32 million and $34 million are included in “Other assets” on our consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

f) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income, while preserving funding flexibility. We have classified these short-term deposits and other investments that have original maturities of greater than three months but less than one year as short-term investments.

As of March 31, 2022, short-term investments of $900 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between June 16, 2022, and August 15, 2022 and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets and are accounted for at amortized cost.

g)Definite and Indefinite Lived Intangible Assets:

Intangible assets are initially recorded at estimated fair value. Frontier historically amortized its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on an accelerated basis. Upon emergence from bankruptcy, customer relationship intangibles were established for business and wholesale customers. These intangibles are amortized on a straight-line basis over their assigned useful life of between 11 and 16 years. Additionally, trademark and tradename assets established upon emergence are amortized on a straight-line basis over 5 years. We review such intangible assets annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist that would necessitate a change in useful life and a different amortization period.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

We assess potential impairments to our leases annually or more often if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist. During the first quarter of 2022, we made the decision to either not retain or market for sublease certain facilities leases, which triggered an impairment of $44 million for our finance and operating lease assets recorded as restructuring charges and other costs. See Note 9 for further details.

(2) Recent Accounting Literature:

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

Other customer revenue includes switched access revenue, rents collected for colocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the Connect America Fund Phase II.

The following tables provide a summary of revenues, by category:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021 (2)

Data and Internet services	$836	$842
Voice services	386	487
Video services	137	169
Other	83	95
Revenue from contracts with customers (1)	1,442	1,593
Subsidy and other revenue (3)	5	83
Total revenue	$1,447	$1,676

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021 (2)

Consumer	$776	$850
Commercial	666	743
Revenue from contracts with customers (1)	1,442	1,593
Subsidy and other revenue (3)	5	83
Total revenue	$1,447	$1,676

(1)Lease revenue included in Revenue from contracts with customers was $16 million for both the three months ended March 31, 2022 and 2021, respectively.

(2)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

(3)Subsidy and other revenue for the three months ended March 31, 2022, does not include revenue from CAF II as the program ended in 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2021 (Successor)	$-	$-	$27	$11
Revenue recognized included
in opening contract balance	-	-	(9)	(3)
Credits granted, excluding amounts
recognized as revenue	-	-	9	5
Balance at March 31, 2022 (Successor)	$-	$-	$27	$13

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(17)	(2)
Cash received, excluding amounts
recognized as revenue	-	-	17	1
Balance at March 31, 2021 (Predecessor)	$2	$9	$58	$19

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2022 (remaining nine months)	$601
2023	379
2024	221
2025	98
2026	55
Thereafter	84
Total	$1,438

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2022	December 31, 2021
Retail and wholesale	$409	$441
Other	53	74
Less: Allowance for doubtful accounts	(65)	(57)
Accounts receivable, net	$397	$458

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

The provision for bad debts was $7 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended March 31, 2022 was as follows:

($ in millions)
Balance at December 31, 2021	$57
Provision for bad debt	7
Amounts charged to revenue	11
Write offs charged against the allowance	(9)
Other	(1)
Balance at March 31, 2022	$65

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2022	December 31, 2021
Property, plant and equipment	$10,282	$9,707
Less: Accumulated depreciation	(707)	(508)
Property, plant and equipment, net	$9,575	$9,199

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021

Depreciation expense	$204	$308

As a result of applying fresh start accounting on the Effective Date, Frontier’s fixed assets were reduced from $13.0 billion to $8.5 billion.  For the three months ended March 31, 2022, the decrease in depreciation expense was principally a result of the reduced asset base following this fresh start fair value adjustment.

(6) Other Intangibles:

The components of other intangibles as of March 31, 2022 was follows:

	March 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(67)	$733	$800	$(48)	$752
Customer Relationships - Wholesale	3,491	(200)	3,291	3,491	(146)	3,345
Trademarks & Tradenames	150	(27)	123	150	(20)	130
Total other intangibles	$4,441	$(294)	$4,147	$4,441	$(214)	$4,227

Amortization expense was as follows:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021

Amortization expense	$80	$79

Following our emergence from bankruptcy, we amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and 5 years for our trademarks and tradenames.

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

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at March 31, 2022 and December 31, 2021. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2022		December 31, 2021

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$7,774	$7,543	$7,777	$7,996

(

(8) Long-Term Debt:

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

Interest expense for the three months ended March 31, 2021 recorded on our Predecessor statements of income was lower than contractual interest of $338 million, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The activity in our long-term debt is summarized as follows:

		For the three months ended March 31, 2022
		Principal
	January 1,	Payments	New	March 31,
($ in millions)	2022	and Retirements	Borrowings	2022

Secured debt issued by Frontier	$6,927	$(3)	$-	$6,924
Secured debt issued by subsidiaries	100	-	-	100
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$7,777	$(3)	$-	$7,774

Less: Debt Issuance Costs	(13)			(13)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	219			211
Total Long-term debt	$7,968			$7,957

(1)Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our secured and unsecured total long-term debt as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022		December 31, 2021
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,460	4.500% (Variable)	$1,464	4.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	14	6.200%	13	6.200%
Secured debt issued by Frontier	6,924		6,927

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Principal outstanding	$7,774	5.704% (1)	$7,777	5.702% (1)

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

Credit Facilities and Term Loans

Credit Agreements

In connection with emergence from the Chapter 11 Cases, on the Effective Date, Frontier Communications Holdings, LLC, a Delaware limited liability company and indirect subsidiary of the Company (the “Borrower” or the “New Frontier Issuer”, as the case may be) entered into that certain Amended and Restated Credit Agreement with JPM, as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and each lender from time to time party thereto (the “Amended and Restated Credit Agreement”) to amend and restate Old Frontier’s DIP to Exit Term Credit Agreement to, among other things, incorporate the DIP Revolving Facility from the DIP to Exit Revolving Credit Agreement, which incorporation resulted in the termination of the DIP to Exit Revolving Credit Agreement. Pursuant to the Amended and Restated Credit Agreement, the DIP Term Loan Facility was converted into an exit term loan facility in an aggregate principal amount of $1,468 million after giving effect to the New Incremental Commitment (the “Term Loan Facility”) and the DIP Revolving Facility converted into an exit revolving facility in the aggregate principal amount of $625 million (the “Revolving Facility”) and became subject to the Amended and Restated Credit Agreement. For further details regarding Old Frontier’s DIP financing arrangements, see the Company’s Annual Report on Form 10-K.

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

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to $133 million of letters of credit previously outstanding, the Borrower has $492 million of available borrowing capacity under the Revolving Facility.

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

(9) Restructuring Costs and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the three month period ended March 31, 2022, we incurred $54 million in restructuring charges and other costs consisting of $44 million of lease impairment costs from the strategic exit of certain facilities, $6 million of severance and employee costs resulting from workforce reductions, and $4 million of costs related to other restructuring activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As part of the Company's cost reduction strategy, certain real estate leases will not be retained, or will be marketed for sublease. The Company evaluated the related right-of-use assets and other lease related assets for impairment under ASC 360. In connection with this analysis, the Company reassessed its leased real estate asset groups and estimated the fair value of the office space to be subleased under current market conditions. Where the carrying values of individual asset groups exceeded their fair values, an impairment charge was recognized for the difference.

During the three-month period ended March 31, 2021, we incurred $6 million in expenses consisting of severance and employee costs resulting from workforce reductions.

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2022	$7
Severance expense	6
Other costs	4
Cash payments during the period	(9)
Balance at March 31, 2022	$8

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021

Interest and dividend income	$2	$-
Pension benefit	25	4
OPEB costs	(3)	(3)
OPEB remeasurement	54	-
All other, net	(1)	1
Total investment and other income, net	$77	$2

In the first quarter of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a $54 million remeasurement gain. Refer to Note 15 for further details.

Pension and OPEB benefit (costs) consists of interest income (loss), expected return on plan assets, amortization of prior service costs (credit) and recognition of actuarial gain (loss).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Stock Plans:

Upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated and, in accordance with the Plan, the form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. As of March 31, 2022, unvested awards relating to approximately 2,500,000 shares were outstanding under the Emergence LTI Program.

Restricted Stock

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	760	$26.04	$21
Restricted stock vested	(86)	$25.73	$(2)
Restricted stock forfeited	(50)	$26.04
Balance at March 31, 2022	3,107	$25.85	$86

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2021 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2022 was $68 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general and administrative expenses”, of $9 million for the three month-period ended March 31, 2022, has been recorded in connection with restricted stock.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units are awarded to each participant with respect to the three-year Measurement Period. The performance metrics under the 2021 and 2022 PSU grants consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (“TSR”) modifier, which is based on Frontier’s total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target units. The payout of the 2022 PSUs can range from 0% to a maximum award payout of 200% of the target units. PSUs awards, to the extent earned, will be paid out in the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

form of common stock shortly following the end of the Measurement Period.

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

Under ASC 718, Stock Based Compensation Expense, we establish a grant date and determine the fair value once the targets are finalized. All targets for the 2021 awards have been set and the fair value of the grants will be amortized over the vesting period. For the 2022 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of March 31, 2022, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2022 PSU awards.

The following summary presents information regarding performance shares as of March 31, 2022 and changes during the three months then ended with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	3,144	$25.62	$92
Target performance shares awarded, net	240	$25.97	$7
Target performance shares earned	-	$-	$-
Target performance shares forfeited	(9)	$25.61
Balance at March 31, 2022	3,375	$25.64	$93

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the three months ended March 31, 2022, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $6 million related PSU awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
	2022	2021

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal income
tax expense	6.7	8.7
Changes in certain deferred tax balances	-	60.9
Interest expense deduction	-	(36.7)
Restructuring cost	-	5.1
Tax reserve adjustment	0.5	-
Tax Credit	(1.1)	-
Sec.162(m) - nondeductible Executive Compensation	4.5	-
All other, net	-	0.2
Effective tax rate	31.6%	59.2%

Frontier considered positive and negative evidence in regard to evaluating certain deferred tax assets during the first quarter of 2022, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $134 million ($106 million net of federal benefit) was recorded as of March 31, 2022.

As described more fully in Note 1, the Company emerged from bankruptcy on April 30, 2021, and consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilized substantially all of the Company’s Net Operating Losses (“NOLs”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net Earnings Per Share:

The reconciliation of the net earnings per share calculation is as follows:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,
($ in millions and shares in thousands, except per share amounts)	2022	2021

Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$65	$60
Effect of loss related to dilutive stock units	-	-
Total diluted net income
attributable to Frontier common shareholders	$65	$60

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,433	104,786
Less: Weighted average unvested restricted stock awards	-	(230)
Total weighted average shares outstanding - basic	244,433	104,556

Basic net earnings per share
attributable to Frontier common shareholders	$0.27	$0.57

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,433	104,556
Effect of dilutive stock units	-	340
Effect of dilutive restricted stock awards	818	-
Total weighted average shares outstanding - diluted	245,251	104,896

Diluted net earnings per share
attributable to Frontier common shareholders	$0.26	$0.57

In calculating diluted net income per common share for the three months ended March 31, 2022, the effect of all performance stock units is excluded from the computation as their respective performance metrics have not been satisfied as of March 31, 2022.

Stock Units

At March 31, 2021, the dilutive common stock equivalents consisted of stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2022 (Successor) (1)	$-	$60	$60
Other comprehensive income (loss)
before reclassifications	-	1	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	-	(3)	(3)
Net current-period other comprehensive
income (loss)	-	(2)	(2)
Balance at March 31, 2022 (Successor) (1)	$-	$58	$58

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2021 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income (loss)
before reclassifications	-	-	-
Amounts reclassified from accumulated other
comprehensive loss to net income	14	(3)	11
Net current-period other comprehensive
income (loss)	14	(3)	11
Balance at March 31, 2021 (Predecessor) (1)	$(685)	$(59)	$(744)

(1) Pension and OPEB amounts are net of tax of $15 million and $234 million as of January 1, 2022 and 2021, respectively and $15 million and $230 million as of March 31, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Successor	Predecessor
	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)			Affected Line Item in
	For the three months ended	For the three months ended	the Statement Where
Details about Accumulated Other	March 31,	March 31,	Net Income (Loss)
Comprehensive Loss Components	2022	2021	is Presented
Amortization of Pension Cost Items
Actuarial gains (losses)	$-	$(18)
One-time loss on disposal	-	-
	-	(18)	Income (Loss) before income taxes
Tax impact	-	4	Income tax benefit
	$-	$(14)	Net income (loss)

Amortization of OPEB Cost Items
Prior-service costs	$3	$7
Actuarial gains (losses)	-	(3)
	3	4	Income (Loss) before income taxes
Tax impact	-	(1)	Income tax benefit
	$3	$3	Net income (loss)

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (See Note 15 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statement of income.

The following tables provide the components of total pension benefit cost:

	Successor	Predecessor
	Pension Benefits
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021

Components of total pension benefit cost
Service cost	$21	$24
Interest cost on projected benefit obligation	24	23
Expected return on plan assets	(49)	(45)
Amortization of unrecognized loss	-	18
Total pension benefit cost	$(4)	$20

	Successor	Predecessor
	Postretirement Benefits
	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2022	2021

Components of net periodic postretirement benefit cost
Service cost	$4	$5
Interest cost on projected benefit obligation	6	7
Amortization of prior service cost (credit)	(3)	(7)
Amortization of unrecognized loss	-	3
Net periodic postretirement benefit cost	$7	$8

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of income.

The value of our pension plan assets decreased $184 million from $2,655 million at December 31, 2021 to $2,471 million at March 31, 2022. This decrease primarily resulted from changes in the market value of investments of $183 million including plan expenses, benefit payments to participants of $33 million, partially offset by contributions of $32 million.

In the first quarter of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its other postretirement benefit (OPEB) obligations. This remeasurement resulted in the recognition of a net actuarial gain of $54 million, which was driven primarily from a higher assumed discount rate relative to December 31, 2021. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in investment and other income, net on our consolidated statements of income.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

During both the three months ended March 31, 2022 and 2021, we capitalized $6 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

The deployment deadline was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other FCC CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF) program. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and on March 10, 2022 received preliminary authorization of its RDOF award. Frontier anticipates final authorization in the 2nd quarter and that it will begin receiving funding in the first half of 2022. Frontier will be required to complete the buildout to these locations within six years after funding starts, with interim target milestones over this period. On March 15, 2022, Frontier issued letters of credit to the RDOF program as a condition for the annual award amounts. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the CTF transaction. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which has preliminary court approval, will be covered by insurance and will have no material financial impact on the Company.

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier has entered into a settlement with the FTC and California, which would require Frontier to make a financial payment of approximately $9 million in costs and civil penalties, along with certain modifications to its DSL advertising and other practices. The settlement must be approved by the court. An accrual has been established as of March 31, 2022 for the financial impact of this settlement, which is not material to these financial statements.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

effectively manage increased demand on our network, our ability to maintain relationships with our current or prospective customers and vendors and the ability of our vendors to perform under current or proposed arrangements with us;

•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations;

•market overhang from the common stock issued in the Reorganization;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband customers and 15,400 employees, operating in 25 states as of March 31, 2022. We offer a broad portfolio of communications services for consumer and business customers. These services include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions.

Business Overview

Frontier’s purpose is to Build Gigabit AmericaTM by expanding and transforming our fiber network in order to meet the rapidly increasing demand for data from both our consumer and business customers. We believe that a fiber network has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to accelerate our fiber build to reach 10 million total fiber passings by December 31, 2025. We are prioritizing our fiber build activities to locations which we believe will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the first quarter of 2022:

•We built fiber to approximately 211,000 locations, resulting in approximately 4.2 million total locations passed with fiber as of March 31, 2022. Our build plan remains on track, within our established cost parameters, and we have solidified our fiber build supply chain with multi-year agreements with key labor and equipment partners.

•We had a record quarter of approximately 54,000 fiber broadband customer net additions.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in a record quarter of approximately 20,000 total broadband customer net additions.

•We concluded our extensive, data-driven evaluation of our brand, and unveiled our reinvented brand on April 25.

•We realized approximately $139 million of gross annualized cost savings and remain on track to exceed our goal of approximately $250 million of gross annual cost savings by 2023.

Financial Overview

We reported operating income of $121 million and $259 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $138 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have decreased by $123 million, as compared to the prior year period. Our operating results decreased primarily due to decreases in subsidy and other revenue, and lease impairment charges, partially offset by a reduction in depreciation and amortization expense as a result of the lower asset bases established upon our implementation of fresh start accounting and lower video content costs as compared to the corresponding period in 2021.

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

The following section should be read in conjunction with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company.

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three months ended March 31, 2022, as compared to the financial results for the three months ended March 31, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

		As of or for the three months ended March 31,
	(Customer, Subscriber, and Employee Metrics in thousands)	2022	2021	% Change

	Customers (2)
	Consumer	3,169	3,234	(2)%

	Consumer Customer Metrics (2)
	Net customer additions (losses)	4	(30)	(113)%
	ARPC	$81.67	$87.16	(6)%
	Customer Churn	1.35%	1.45%	(7)%

	Broadband Customer Metrics (1) (2)
	Fiber Broadband
	Consumer customers	1,388	1,251	11%
	Business customers	98	95	3%
	Consumer net customer additions	52	13	300%
	Consumer customer churn	1.19%	1.41%	(16)%
	Consumer customer ARPU	$62.10	$60.73	2%
	Copper Broadband
	Consumer customers	1,204	1,327	(9)%
	Business customers	129	147	(12)%
	Consumer net customer additions (losses)	(30)	(22)	36%
	Consumer customer churn	1.53%	1.62%	(6)%
	Consumer customer ARPU	$45.72	$43.23	6%

	Other Metrics
	Employees	15,373	16,201	(5)%

(1)	Amounts presented exclude related metrics for our wholesale customers.
(2)	Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

Customers

We experienced a decrease in customers of approximately 2% as of March 31, 2022, as compared to the prior year period.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $5.49, or 6%, to $81.67 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The decrease for the quarter ended March 31, 2022, was primarily a result of decreased video services along with decreased consumer voice services, slightly offset by increased fiber data as well as price adjustments and promotional roll-offs on our voice, data and video services. This ARPC trend is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have been a material part of the overall ARPC.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Fiber Broadband Customers

The Company has initiated an investment strategy focused on expanding and improving its fiber network. In conjunction with this strategy, the Company is also working to improve its product positioning in both existing and new fiber markets.

Although still in the initial stages of this fiber investment strategy, results are promising as the quarter ended March 31, 2022 represents the eleventh consecutive quarter of positive consumer fiber net adds. For the quarter ended March 31, 2022, Frontier added 52,000 consumer fiber broadband customers compared to 13,000 for the three months ended March 31, 2021. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the three months ended March 31, 2022.

For the three months ended March 31, 2022, Frontier added 2,000 business fiber broadband customers compared to zero net additions in the three months ended March 31, 2021.

Our focus on expanding and improving our fiber network is contributing to improved customer retention. Our average monthly consumer fiber broadband churn was 1.19% for the three months ended March 31, 2022, compared to 1.41% in the three months ended March 31, 2021. The improvements in customer churn were partly driven by our increased focus on customer retention at key customer touchpoints such as installation, first bill, and end of promotion periods.

In addition to our sequential improvement in fiber net adds, we continue to see improvements in the average monthly consumer fiber broadband revenue per customer which increased $1.37, or 2%, to $62.10 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, respectively. These increases are due to price increases and shifting mix towards higher speed tiers, a shift which has accelerated since the launch of our 2 gigabit offering on February 22, 2022.

Copper Broadband Customers

For the three months ended March 31, 2022, Frontier lost 30,000 consumer copper broadband customers compared to a loss of 22,000 for the three months ended March 31, 2021. Our fiber investment strategy has impacted these results as new fiber markets will not only cease selling the copper broadband product, but we will focus on converting existing copper broadband customers to a fiber product.

For the three months ended March 31, 2022, Frontier lost 4,000 business copper broadband customers compared to a loss of 5,000 in the three months ended March 31, 2021.

Our average monthly consumer customer churn was 1.53% for the three months ended March 31, 2022 compared to 1.62% in three months ended March 31, 2021. The reductions in customer churn were primarily driven by customer retention initiatives.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	Successor	Predecessor
	For the three months ended March 31,
	2022	2021	% Change

Data and Internet services	$836	$842	(1)%
Voice services	386	487	(21)%
Video services	137	169	(19)%
Other	83	95	(13)%
Revenue from contracts with customers	1,442	1,593	(9)%
Subsidy and other revenue	5	83	(94)%
Revenue	1,447	1,676	(14)%

Operating expenses:
Cost of Service	553	620	(11)%
Selling, general and administrative expenses	435	408	7%
Depreciation and amortization	284	387	(27)%
Restructuring costs and other charges	54	2	2,600%
Total operating expenses	$1,326	$1,417	(6)%

Operating income	121	259	(53)%
			#DIV/0!
Consumer (1)	776	850	(9)%
Business and wholesale (1)	666	743	(10)%
Revenue from contracts with customers	$1,442	$1,593	(9)%

Fiber revenue	672	678	(1)%
Copper revenue	770	857	(10)%
Non-network specific revenue	-	58	(100)%
Revenue from contracts with customers	$1,442	$1,593	(9)%

(1)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	Successor	Predecessor
	For the three months	For the three months
	ended March 31,	ended March 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Fiber	$672	$678	$(6)	(1)%
Copper	770	857	(87)	(10)%
Other (2)	-	58	(58)	(100)%
Revenue from contracts with customers (1)	1,442	1,593	(151)	(9)%
Subsidy revenue	5	83	(78)	(94)%
Total revenue	$1,447	$1,676	$(229)	(14)%

(1)Includes $16 million of lease revenue for both the three months ended March 31, 2022 and 2021, respectively.

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

Revenue for our consumer and business and wholesale customers was as follows:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Consumer (2)	$776	$850	$(74)	(9)%
Business and wholesale (2)	666	743	(77)	(10)%
Revenue from contracts with customers (1)	1,442	1,593	(151)	(9)%
Subsidy and other revenue	5	83	(78)	(94)%
Total revenue	$1,447	$1,676	$(229)	(14)%

(1)Includes $16 million of lease revenue for both the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2022, Frontier gained 4,000 consumer customers compared to a loss of 30,000 for the three months ended March 31, 2021. This includes net gains of consumer broadband customers of 22,000 for the three months ended March 31, 2022, as compared to net losses of our consumer broadband customers of approximately 9,000 during the same period in 2021. This improvement is a direct result of our fiber initiatives.

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

•we experienced 9% decline in consumer revenues driven by a 6% decrease in ARPC and 2% decline in the number of customers. This decline was driven predominantly a result of decreases in voice, video and copper broadband, offset by increases in fiber broadband. The Company’s fiber initiative will result in our revenue mix continuing to move to fiber broadband.

•we experienced 12% improvements in consumer fiber broadband revenues. These improvements are a result of our fiber initiative which resulted in net adds of 137,000 customers during the 12 month period, and our continued focus on product positioning in both new and existing markets which resulted in ARPU improvements of $1.37 for the three months ended March 31, 2022.

•we experienced approximately 4% decline in consumer copper broadband revenues. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three months ended March 31, 2022, we experienced a 10% decline in our business and wholesale revenues. Contributing to this decline, wholesale revenues decreased due to lower rates for our network access services charged to our wholesale customers for the three months ended March 31, 2022. Our small and medium (SMB) revenues decreased primarily as a result of a decline in small business customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue by product and service type was as follows:

	Successor	Predecessor
	For the three months ended March 31,	For the three months ended March 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Data and Internet services	$836	$842	$(6)	(1)%
Voice services	386	487	(101)	(21)%
Video services	137	169	(32)	(19)%
Other	83	95	(12)	(13)%
Revenue from contracts with customers (1)	1,442	1,593	(151)	(9)%
Subsidy and other revenue	5	83	(78)	(94)%
Total revenue	$1,447	$1,676	$(229)	(14)%

(1)Includes $16 million of lease revenue for both the three months ended March 31, 2022 and 2021, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

We provide data and Internet services to our consumer, business and wholesale customers. Data and Internet services consist of fiber broadband services, copper broadband services and network access revenues.

Our fiber expansion strategy is expected to positively impact data and Internet services. This network expansion will provide faster, symmetrical broadband speeds and provide customer and revenue growth opportunities for fiber broadband and certain network access products like ethernet. This initiative will also create an opportunity for us to provide more fiber-based services to our customers.

($ in millions)	For the three months ended

Data and Internet services revenue, March 31, 2021	$842
Change in fiber broadband revenue	29
Change in copper broadband revenue	(12)
Change in other data and Internet services	(22)
Impact of fresh start accounting	(1)
Data and Internet services revenue, March 31, 2022	$836

Upon emergence from bankruptcy, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a decline in revenue recognition.

The revenue declines were primarily driven by other data revenue and were offset by 4% improvement in our broadband revenue for the three months ended March 31, 2022, as compared to the corresponding periods in 2021. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The other data revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits. The period over period decrease in data and Internet services revenue continued to improve for the three months ended March 31, 2022, as a result of the Company’s initiatives.

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

($ in millions)	For the three months ended

Voice services revenue, March 31, 2021	$487
Change in other voice services revenue	(44)
Impact of fresh start accounting	(57)
Voice services revenue, March 31, 2022	$386

Upon implementation of fresh start accounting policies, Frontier is recording both revenue and expense related to Universal Service Fund (“USF”) surcharges on a net basis, as opposed to recording each on a gross basis prior to emergence. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

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

($ in millions)	For the three months ended

Video services revenue, March 31, 2021	$169
Change in video services revenue	(26)
Impact of fresh start accounting	(6)
Video services revenue, March 31, 2022	$137

Under our fresh start accounting policies, Frontier is recording both revenue and expense related to certain surcharges and taxes on a net basis, as opposed to recording each on a gross basis prior to emergence. These declines were primarily driven by linear video customer losses, partially offset by price increases.

Other

Other customer revenue includes directory listing services and switched access revenue. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

($ in millions)	For the three months ended

Other revenue, March 31, 2021	$95
Change in other services revenue	(17)
Impact of fresh start accounting	5
Other revenue, March 31, 2022	$83

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Under our fresh start accounting policies, Frontier has classified the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $10 million for the three months ended March 31, 2022. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $5 million decline in revenue recognized for the three months ended March 31, 2022, as compared to the prior year period. After adjusting for the impacts of these policy changes, other customer services revenue declined $17 million for the three months ended March 31, 2022. These decreases were primarily driven by reductions in CPE sales, late payment fees, early termination fees and reconnect fees.

Subsidy and other revenue

Subsidy and other revenue decreased $78 million for the three months ended March 31, 2022, compared to the prior year period, primarily due to the CAF II program which was completed in 2021.

($ in millions)	For the three months ended

Subsidy and other revenue, March 31, 2021	$83
Change in CAF II and other subsidies	(78)
Change in subsidy and other services revenue	(4)
Impact of fresh start accounting	4
Subsidy and other revenue, March 31, 2022	$5

Upon implementation of new fresh start accounting policies, certain governmental grants that were historically presented on a net basis as part of capital expenditures, are presented on a gross basis and included in subsidy, resulting in increases to Subsidy and other revenue of $4 million for the three months ended March 31, 2022.

OPERATING EXPENSES

	Successor	Predecessor
	For the three months	For the three months
($ in millions)	ended March 31,	ended March 31,	Variance	Variance
	2022	2021	($)%
Operating expenses:
Cost of Service	$553	$620	$(67)	(11)%
Selling, general and administrative expenses	435	408	27	7%
Depreciation and amortization	284	387	(103)	(27)%
Restructuring costs and other charges	54	2	52	2,600%
Total operating expenses	$1,326	$1,417	$(91)	(6)%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

For the three months ended March 31, 2022, the decrease in cost of service was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs.

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

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, SG&A expenses were $10 million higher for the three months ended March 31, 2022. Additionally, as a result of fresh start accounting policy changes, we have expensed $13 million of certain administrative items that were previously capitalized by the predecessor for the three months ended March 31, 2022. After adjusting for the fresh start impacts, SG&A Expenses increased by $4 million for the three months ended March 31, 2022. This increase was primarily a result of rebranding costs, higher professional services and recruiting fees.

Depreciation and amortization

As a result of fresh start accounting, both Frontier’s fixed assets and intangible assets were adjusted to fair value as of the Effective Date. These changes, which decreased the carrying value of its fixed assets and increased the carrying value of its intangible assets. For the three months ended March 31, 2022, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Emergence Date, workforce reductions, transformation initiatives, lease impairment costs, and other restructuring expenses.

For the three months ended March 31, 2022, restructuring costs and other charges increased due to $44 million of lease impairment costs from the strategic exit of certain facilities, $6 million of severance and employee costs resulting from workforce reductions, and $4 million of costs related to other restructuring activities.

Pension and Other Postretirement Employee Benefit (OPEB) costs

Frontier allocates certain pension/OPEB expense to network related expenses and SG&A expenses. Total pension and OPEB service costs were as follows:

	Successor	Predecessor
	For the three months ended March 31,
($ in millions)	2022	2021

Total pension/OPEB expenses	$25	$29
Less: costs capitalized into capital expenditures	(6)	(6)
Net pension/OPEB costs	$19	$23

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	Successor	Predecessor
	For the three months ended March 31,		Variance	Variance
($ in millions)	2022	2021	$	%

Investment and other income, net	$77	$2	$75	NM
Reorganization items, net	$-	$(25)	$25	(100)%
Interest expense	$(103)	$(89)	$(14)	16%
Income tax expense	$30	$87	$(57)	(66)%

NM - Not meaningful

Investment and other income, net

Investment and other income, net increased by $75 million for the three months ended March 31, 2022, driven by a remeasurement of other postretirement benefit obligation and prior service credits of $54 million and an increase of $21 million non-operating pension income. This increase was a result of actuarial losses that are no longer being amortized from accumulated other comprehensive income (loss).

Reorganization items, net

The Company has incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During the three months ended March 31, 2021, Frontier recognized $25 million in reorganization items associated with the restructuring of our balance sheet.

Interest expense

For the three months ended March 31, 2022 interest expense increased $14 million, as compared to the same period in 2021. The increase in interest expense was primarily driven by a higher debt balance, partially offset by lower interest rates.

Income tax expense

During the three months ended March 31, 2022, the successor recorded income tax expense of $30 million on pre-tax income of $97 million. During the three months ended March 31, 2021, the predecessor recorded an income tax expense of $87 million on pre-tax income of $147 million. Our effective tax rates for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were 31.6% and 59.2%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of March 31, 2022, we had liquidity of approximately $2,692 million, comprised of cash of $1,300 million, short-term investments consisting of $900 million of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and undrawn revolving credit facility of $492 million.

Analysis of Cash Flows

As of March 31, 2022, we had unrestricted cash and cash equivalents aggregating $1,300 million. For the three months ended March 31, 2022, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of March 31, 2022, we had a working capital surplus of $975 million compared to a $1,237 million surplus at December 31, 2021. The primary driver for the change in the working capital surplus at March 31, 2022 was an increase in accounts payable and accrued interest.

Cash Flows from Operating Activities

Cash flows provided from operating activities decreased $137 million to $528 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The overall decrease in operating cash flows was primarily the result of changes in working capital.

We paid $2 million in net cash taxes during the three months ended March 31, 2022 and $0 million in net cash taxes during the three months ended March 31, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities were $1,345 million for the three months ended March 31, 2022, compared to cash flows used in investing activities of $380 million for the corresponding period in 2021. Given the long-term nature of our fiber build, as of March 31, 2022, we have invested $900 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the three months ended March 31, 2022 and 2021, our capital expenditures were $447 million and $384 million, respectively. Approximately 52% of our capital expenditures in the first quarter of 2022 related to fiber network projects. The driver for the increase in capital expenditure was increased spending for fiber upgrades to our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network.

Cash Flows from Financing Activities

Cash flows used by financing activities increased $5 million to $12 million for the three months ended March 31, 2022 as compared to 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Capital Resources

We expect our primary anticipated uses of liquidity will be to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $625 million Revolving Facility (as reduced by $133 million of Letters of Credit.).

Our Amended and Restated Credit Agreement, including our $1,460 million Term Loan Facility and $625 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 8 to the financial statements contained in Part I of this report.

During the three months ended March 31, 2022, we paid $36 million of cash interest. Our long-term debt is described in detail in Note 8 to the financial statements contained in Part I of this report.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2022, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

Contractual Obligations

Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases, the acceleration of substantially all of our debt, and the application of fresh start accounting, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The deployment deadline was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other FCC CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

On January 30, 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (RDOF), a competitive reverse auction to provide support to serve high-cost areas. The FCC held the RDOF Phase I auction from October 29, 2020 through November 25, 2020 and announced the results on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier submitted its Long Form application to the FCC on January 29, 2021 and on March 10, 2022 received preliminary authorization of its RDOF award. Frontier anticipates final authorization in the 2nd quarter and that it will begin receiving funding in the first half of 2022. Frontier will be required to complete the buildout to these locations within six years after funding starts, with interim target milestones over this period. Beginning in 2022, Frontier is required to issue letters of credit to the FCC as a condition for amounts awarded. After the FCC updates its maps with more granular broadband availability information, the FCC plans to hold a second auction (RDOF Phase II) for any remaining locations with the remaining funding, up to approximately $11.2 billion.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). The FCC approved Frontier’s Long Form application in March 2022 and anticipates that it will begin receiving funding in the first half of 2022. Frontier will be required to complete the buildout to these locations within six years after funding starts, with interim target milestones over this period.

As part of its RDOF order, the FCC indicated it would hold a follow-on auction for the unawarded funding following the Phase I auction. However, it remains uncertain whether any such follow-on auction will occur given the recent passage of significant federal funding for broadband infrastructure funding.

COVID-19 Initiatives: The Federal government has undertaken several measures to address the ongoing impacts of the COVID-19 pandemic and to facilitate enhanced access to high speed broadband, including through several new funding programs. As these large amounts of federal funding flow through the broadband ecosystem, we will evaluate and pursue funding opportunities that make sense for our business. Because of the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the impact of the crisis and the governmental responses to the crisis on our business in 2022 and beyond remains uncertain and difficult to predict.

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

Video Programming: Federal, state, and local governments extensively regulate the video services industry. Our linear video services are subject to, among other things: subscriber privacy regulations; requirements that we carry a local broadcast station or obtain consent to carry a local or distant broadcast station; rules for franchise renewals and transfers; the manner in which program packages are marketed to subscribers; and program access requirements.

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

Environmental Regulation: The local exchange carrier subsidiaries we operate are subject to federal, state, and local laws, and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2022, 81% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2022. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of March 31, 2022, our discount rate utilized in calculating our benefit plan obligation was 2.90%.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, 19% of our outstanding borrowings at March 31, 2022 have floating interest rates. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2022, the fair value of our debt was estimated to be approximately $7.5 billion, based on quoted market prices, our overall weighted average borrowing rate was 5.704% and our overall weighted average maturity was approximately seven years. Refer to Note 8 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2022 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets decreased $184 million from $2,655 million at December 31, 2021 to $2,471 million at March 31, 2022. This decrease primarily resulted from changes in the market value of investments of $183 million including plan expenses, benefit payments to participants of $33 million, partially offset by contributions of $32 million.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2022, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first three months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the acquisition of properties in California, Texas and Florida from Verizon on April 1, 2016 (“CTF transaction”). The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which has preliminary court approval, will be covered by insurance and will have no material financial impact on the Company.

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier has entered into a settlement with the FTC and California, which would require Frontier to make a financial payment of approximately $9 million in costs and civil penalties, along with certain modifications to its DSL advertising and other practices. The settlement must be approved by the court. An accrual has been established as of March 31, 2022 for the financial impact of this settlement, which is not material to these financial statements.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

PART II. OTHER INFORMATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ Donald Daniels
Donald Daniels
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 6, 2022