Form 10-Q
period 2022-06-30
Frontier Communications Parent, Inc.
filed 2022-08-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2022 was 244,985,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021	2

Consolidated Statements of Income for the three months ended June 30, 2022 (Successor), the one month ended April 30, 2021 (Predecessor), and the two months ended June 30, 2021 (Successor)	3

Consolidated Statements of Income for the six months ended June 30, 2022 (Successor), the four months ended April 30, 2021 (Predecessor), and the two months ended June 30, 2021 (Successor)	4

Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 (Successor), the one month ended April 30, 2021 (Predecessor), and the two months ended June 30, 2021 (Successor); and for the six months ended June 30, 2022 (Successor), the four months ended April 30, 2021 (Predecessor), and the two months ended June 30, 2021 (Successor)	5

Consolidated Statements of Equity (Deficit) for the six months ended June 30, 2022 (Successor); and for the two months ended June 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (Successor), the four months ended April 30, 2021 (Predecessor), and the two months ended June 30, 2021 (Successor)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	61

Part II. Other Information

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	64

Signature	65

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$678	$2,127
Short-term investments	2,300	-
Accounts receivable, less allowances of $45 and $57, respectively	420	458
Prepaid expenses	79	73
Income taxes and other current assets	25	30
Total current assets	3,502	2,688

Property, plant and equipment, net	10,108	9,199
Other intangibles, net	4,067	4,227
Other assets	358	367
Total assets	$18,035	$16,481

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	818	535
Advanced billings	199	197
Accrued other taxes	174	183
Accrued interest	120	76
Pension and other postretirement benefits	46	46
Other current liabilities	407	399
Total current liabilities	1,779	1,451

Deferred income taxes	481	387
Pension and other postretirement benefits	1,427	1,672
Other liabilities	422	403
Long-term debt	9,130	7,968
Total liabilities	13,239	11,881

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 244,969 and 244,416 shares issued and outstanding at June 30, 2022 and
December 31, 2021, respectively)	2	2
Additional paid-in capital	4,152	4,124
Retained earnings	580	414
Accumulated other comprehensive income, net of tax	62	60
Total equity	4,796	4,600
Total liabilities and equity	$18,035	$16,481

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Successor	Predecessor
	For the three months	For the two months	For the one month
	ended June 30,	ended June 30,	ended April 30,
	2022	2021	2021

Revenue	$1,459	$1,061	$555

Operating expenses:
Cost of service	546	396	210
Selling, general, and administrative expenses	427	269	129
Depreciation and amortization	290	179	119
Restructuring costs and other charges	30	11	5
Total operating expenses	1,293	855	463

Operating income	166	206	92

Investment and other income (loss), net	122	(2)	(1)
Reorganization items, net	-	-	4,196
Interest expense (See Note 8)	(118)	(62)	(29)

Income before income taxes	170	142	4,258
Income tax expense (benefit)	69	43	(223)

Net income	$101	$99	$4,481

Basic net earnings per share
attributable to Frontier common shareholders	$0.41	$0.41	$42.81

Diluted net earnings per share
attributable to Frontier common shareholders	$0.41	$0.41	$42.68

Total weighted average shares outstanding - basic	244,723	244,401	104,662

Total weighted average shares outstanding - diluted	244,723	244,401	105,002

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor	Successor	Predecessor
	For the six months	For the two months	For the four months
	ended June 30,	ended June 30,	ended April 30,
	2022	2021	2021

Revenue	$2,906	$1,061	$2,231

Operating expenses:
Cost of service	1,099	396	830
Selling, general, and administrative expenses	862	269	537
Depreciation and amortization	574	179	506
Restructuring costs and other charges	84	11	7
Total operating expenses	2,619	855	1,880

Operating income	287	206	351

Investment and other income (loss), net	199	(2)	1
Reorganization items, net	-	-	4,171
Interest expense (See Note 8)	(221)	(62)	(118)

Income before income taxes	265	142	4,405
Income tax expense (benefit)	99	43	(136)

Net income	$166	$99	$4,541

Basic net earnings per share
attributable to Frontier common shareholders	$0.68	$0.41	$43.42

Diluted net earnings per share
attributable to Frontier common shareholders	$0.68	$0.41	$43.28

Total weighted average shares outstanding - basic	244,592	244,401	104,584

Total weighted average shares outstanding - diluted	244,831	244,401	104,924

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	Successor	Successor	Predecessor
	For the three months	For the two months	For the one month
	ended June 30,	ended June 30,	ended April 30,
	2022	2021	2021

Net income	$101	$99	$4,481
Other comprehensive income, net of tax	4	41	348

Comprehensive income	$105	$140	$4,829

	Successor	Successor	Predecessor
	For the six months	For the two months	For the four months
	ended June 30,	ended June 30,	ended April 30,
	2022	2021	2021

Net income	$166	$99	$4,541
Other comprehensive income, net of tax	2	41	359

Comprehensive income	$168	$140	$4,900

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2022 (Successor)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
loss, net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678
Stock plans	493	-	13	-	-	13
Net income	-	-	-	101	-	101
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at June 30, 2022	244,969	$2	$4,152	$580	$62	$4,796

	For the six months ended June 30, 2021
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at March 31, 2021 (Predecessor)	106,025	$27	$4,817	$(8,915)	$(744)	(1,354)	$(15)	$(4,830)

Stock plans	-	-	1	-	-	-	-	1
Net income	-	-	-	4,481	-	-	-	4,481
Other comprehensive
income, net of tax	-	-	-	-	348	-	-	348
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans	-	-	-	-	-	-	-	-
Net income	-	-	-	99	-	-	-	99
Other comprehensive
income, net of tax	-	-	-	-	41	-	-	41
Balance at June 30, 2021 (Successor)	244,401	$2	$4,106	$99	$41	-	$-	$4,248

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
	2022	2021	2021

Cash flows provided from (used by) operating activities:
Net Income	$166	$99	$4,541
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	574	179	506
Stock-based compensation expense	35	-	(1)
Non-cash reorganization items, net	-	-	(5,467)
Lease Impairment	44	-	-
Bad debt expense	14	6	-
Other adjustments	(13)	(5)	1
Deferred income taxes	93	37	(148)
Change in accounts receivable	24	6	36
Change in pension and other post retirement liabilities	(242)	12	(12)
Change in accounts payable and other liabilities	77	39	(156)
Change in prepaid expenses, income taxes, and other assets	(15)	7	46
Net cash provided from (used by) operating activities	757	380	(654)

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,088)	(269)	(500)
Proceeds on sale of assets	1	-	9
Purchase of short-term investments	(2,600)	-	-
Sale of short-term investments	300	-	-
Other	2	-	1
Net cash used by investing activities	(3,385)	(269)	(490)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(7)	(4)	(1)
Proceeds from long-term debt borrowings	1,200	-	225
Financing costs paid	(17)	-	(4)
Finance lease obligation payments	(10)	(4)	(7)
Taxes paid on behalf of employees for shares withheld	(7)	-	-
Other	(1)	1	(16)
Net cash provided from (used by) financing activities	1,158	(7)	197

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,470)	104	(947)
Cash, cash equivalents, and restricted cash at January 1,	2,178	940	1,887
Cash, cash equivalents, and restricted cash at June 30,	$708	$1,044	$940

Supplemental cash flow information:
Cash paid during the period for:
Interest	$198	$84	$84
Income tax payments, net	$9	$24	$9
Reorganization items, net	$-	$-	$1,397

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

In 2021, we recategorized our previous operating expenses categories (“Network access expenses” and “Network related expense”) into one expense line: “Cost of service”. All historical periods presented have been updated to conform to the new categorization. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended June 30, 2022, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

Chapter 11 Bankruptcy Emergence

As described in Note 3 Emergence from the Chapter 11 Cases, and Note 4 Fresh Start Accounting, to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021, on April 30, 2021, (the “Effective Date”), the Company emerged from bankruptcy. Accordingly, the consolidated financial information has been prepared in conformity with Accounting Standards Codification Subtopic 852-10 (ASC 852), Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Reorganization items incurred in the first four months of 2021 as a result of the Chapter 11 Cases included a gain on settlement of liabilities subject to compromise of $5,274 million, fresh start valuation adjustment charges of $1,038 million, debtor-in-possession financing costs of $15 million and $50 million in professional fees and other bankruptcy related costs presented separately in the accompanying consolidated statements of income.

The Company incurred significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to April 14, 2020 (the “Petition Date”), these costs were expensed as incurred and significantly affected our consolidated results of operations. From the Petition Date to the Effective date, these costs were included in “Reorganization items, net” on our consolidated statement of income. For the periods prior to the Petition date and following the Effective Date, these costs have been included in “Restructuring costs and other charges” on our consolidated statement of income. Refer to Note 9.

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of Frontier Communications Corporation and its subsidiaries on or before the Effective Date (“Old Frontier”).

b)Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and Other Surcharges - Frontier collects various taxes, Universal Service Fund (“USF”) surcharges (“primarily federal USF”), and certain other taxes, from its customers and subsequently remits them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of income, included within “Revenue” and “Cost of service expense”. After emergence, the Successor records these USF and other taxes on a net basis.

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

Actuarial Losses on Defined Benefit Plans - Historically, actuarial gains (losses) were recognized as they occurred and included in “Accumulated other comprehensive income (loss)” and were subject to amortization over the estimated average remaining service period of participants. As part of fresh start accounting, Frontier has made an accounting policy election to recognize these gains and losses immediately in the period they occur as “Investment and other income (loss)” on the consolidated statement of income.

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

c) Revenue Recognition:

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

Customer Incentives

In the process of acquiring and/or retaining customers, we may issue a variety of incentives aside from service discounts or cash equivalent incentives. Those incentives that have stand-alone value (e.g., gift cards not considered cash equivalents or free goods/services) are considered separate performance obligations. While these incentives are free to the customer, a portion of the consideration received from the customer is ascribed to them based upon their relative stand-alone selling price. These types of incentives are accounted for on a portfolio basis with both revenue and expense recognized in the month they are awarded to the customer. The earned revenue associated with these incentives is reflected in “Other” revenue while the associated costs are reflected in “Cost of services”.

Upfront Fees

All non-refundable upfront fees assessed to our customers provide them with a material right to renew; therefore, they are deferred by creating a contract liability and amortized into “Data and Internet service” for fees charged to our wholesale customers and “Other revenue” for fees charged to all other customers, using a portfolio approach over the average customer life.

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

Taxes, Surcharges and Subsidies

Frontier collects various taxes, Universal Service Fund (“USF”) surcharges (primarily federal USF), and certain other surcharges, from its customers and subsequently remits these taxes to governmental authorities. During the predecessor period, USF and other surcharges amounted to $83 million for the four months ended April 30, 2021.

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

In May 2022, Frontier accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. Frontier accepted $37 million in annual support through 2032 in return for the Company’s commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. The Company is required to complete the RDOF deployment by December 31, 2028. Thereafter, the FCC will review carriers’ RDOF program completion data, and if the FCC determines that the Company did not satisfy applicable FCC RDOF requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We will accrue an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

d)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash of $17 million is included in “Other current assets” as of December 31, 2021, and $30 million and $34 million are included in “Other assets” on our consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

e) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility. We have classified these short-term deposits and other investments that have original maturities of greater than three months but less than one year as short-term investments.

As of June 30, 2022, short-term investments of $2,300 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between July 15, 2022, and November 15, 2022, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

f)Definite and Indefinite Lived Intangible Assets:

Intangible assets are initially recorded at estimated fair value. Old Frontier historically amortized its acquired customer lists and certain other finite-lived intangible assets over their estimated useful lives on an accelerated basis. Upon emergence from bankruptcy, customer relationship intangibles were established for business and wholesale customers. These intangibles are amortized on a straight-line basis over their assigned useful lives of between 11 and 16 years. Additionally, trademark and tradename assets established upon emergence are amortized on a straight-line basis over 5 years. We review such intangible assets annually, or more often if indicators of impairment arise, to determine whether there is evidence that indicates an impairment condition may exist that would necessitate a change in useful life and a different amortization period.

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

We assess potential impairments to our leases annually, or as indicators exist, if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist. We continue to review our real estate portfolio and, during the first quarter of 2022, determined to either terminate or market for sublease certain facilities leases, which triggered an impairment of $44 million for our finance and operating lease assets recorded as restructuring charges and other costs. See Note 9 for further details.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Other customer revenue includes switched access revenue, rents collected for colocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue include revenues generated from cost subsidies from state and federal authorities, including CAF II and RDOF.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category:

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Data and Internet services	$847	$556	$283
Voice services	381	283	160
Video services	134	105	54
Other	80	62	30
Revenue from contracts with customers (1)	1,442	1,006	527
Subsidy and other revenue (2)	17	55	28
Total revenue	$1,459	$1,061	$555

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Consumer	$791	$543	$283
Business and wholesale	651	463	244
Revenue from contracts with customers (1)	1,442	1,006	527
Subsidy and other revenue (2)	17	55	28
Total revenue	$1,459	$1,061	$555

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Data and Internet services	$1,683	$556	$1,125
Voice services	767	283	647
Video services	271	105	223
Other	163	62	125
Revenue from contracts with customers (1)	2,884	1,006	2,120
Subsidy and other revenue (2)	22	55	111
Total revenue	$2,906	$1,061	$2,231

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Consumer	$1,567	$543	$1,133
Business and wholesale	1,317	463	987
Revenue from contracts with customers (1)	2,884	1,006	2,120
Subsidy and other revenue (2)	22	55	111
Total revenue	$2,906	$1,061	$2,231

(1)Lease revenue included in “Revenue from contracts with customers” was $16 million and $32 million for the three and six months ended June 30, 2022, respectively, $11 million for the two months ended June 30, 2021, and $5 million and $26 million for the one and four months ended April 30, 2021, respectively.

(2)Subsidy and other revenue for the three and six months ended June 30, 2022, does not include revenue from CAF II as the program ended in 2021. We began to receive funding for RDOF in the second quarter of 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2021 (Successor)	$-	$-	$27	$11
Revenue recognized included
in opening contract balance	-	-	(20)	(5)
Credits granted, excluding amounts
recognized as revenue	-	-	18	11
Reclassified between current
and noncurrent	-	-	2	(2)
Balance at June 30, 2022 (Successor)	$-	$-	$27	$15

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(4)	(1)
Cash received, excluding amounts
recognized as revenue	-	-	8	4
Reclassified between current
and noncurrent	-	-	(1)	1
Balance at June 30, 2021 (Successor)	$-	$-	$18	$5

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2022 (remaining six months)	$461
2023	407
2024	270
2025	135
2026	83
Thereafter	91
Total	$1,447

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2022	December 31, 2021
Retail and wholesale	$406	$441
Other	59	74
Less: Allowance for doubtful accounts	(45)	(57)
Accounts receivable, net	$420	$458

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

The provision for bad debts was $14 million for the six months ended June 30, 2022, $6 million for the two months ended June 30, 2021, and $4 million and $14 million for the one and four months ended April 30, 2021, respectively.

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the six months ended June 30, 2022 was as follows:

($ in millions)
Balance at December 31, 2021	$57
Provision for bad debt	14
Amounts charged to revenue	17
Write offs charged against the allowance	(43)
Balance at June 30, 2022	$45

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2022	December 31, 2021
Property, plant and equipment	$11,024	$9,707
Less: Accumulated depreciation	(916)	(508)
Property, plant and equipment, net	$10,108	$9,199

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Depreciation expense	$211	$127	$99

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Depreciation expense	$414	$127	$407

As a result of applying fresh start accounting on the Effective Date, Frontier’s fixed assets were reduced from $13.0 billion to $8.5 billion. For the six months ended June 30, 2022, the decrease in depreciation expense was principally a result of the reduced asset base following this fresh start fair value adjustment. In July 2022, we sold a property that was subject to leaseback, generating approximately $70 million in proceeds.

During the six months ended June 30, 2022, our capital expenditures were $1,088 million. In addition, we had $250 million of capital expenditures that were received but not paid as of June 30, 2022.

(6) Other Intangibles:

The components of other intangibles as of June 30, 2022 and December 31, 2021 was follows:

	June 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(85)	$715	$800	$(48)	$752
Customer Relationships - Wholesale	3,491	(254)	3,237	3,491	(146)	3,345
Trademarks & Tradenames	150	(35)	115	150	(20)	130
Total other intangibles	$4,441	$(374)	$4,067	$4,441	$(214)	$4,227

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Amortization expense	$79	$52	$20

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Amortization expense	$160	$52	$99

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

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at June 30, 2022 and December 31, 2021. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2022		December 31, 2021

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$8,970	$7,995	$7,777	$7,996

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

Interest expense for the one and four months ended April 30, 2021 recorded on our Predecessor statements of income was lower than contractual interest of $112 million and $450 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The activity in our long-term debt is summarized as follows:

		For the six months ended June 30, 2022
		Principal
	January 1,	Payments	New	June 30,
($ in millions)	2022	and Retirements	Borrowings	2022

Secured debt issued by Frontier	$6,927	$(7)	$1,200	$8,120
Secured debt issued by subsidiaries	100	-	-	100
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$7,777	$(7)	$1,200	$8,970

Less: Debt Issuance Costs	(13)			(30)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	219			205
Total Long-term debt	$7,968			$9,130

(1) Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our secured and unsecured total long-term debt as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022		December 31, 2021
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,457	4.813% (Variable)	$1,464	4.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/12/2030	1,200	8.750%	-	n/a
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Secured debt issued by Frontier	8,120		6,927

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Unsecured debt issued by subsidiaries	750		750

Principal outstanding	$8,970	6.163% (1)	$7,777	5.702% (1)

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances.

Credit Facilities and Term Loans

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured first lien notes and senior secured second lien notes, are contained in our Annual Report on Form 10-K. The summaries below and in our Form 10-K do not purport to be complete and are qualified in their entirety by reference to each agreement filed as an Exhibit to our Annual Report on Form 10-K.

Revolving Facility

On May 12, 2022, Frontier entered into an amendment (“Amendment No. 2”) to its Revolving Facility. The Amendment, among other things, increased the Revolving Facility by an additional $275 million, to a total of $900 million in aggregate principal amount of revolving credit commitments, and provided that the Revolving Facility be amended to reflect Secured Overnight Financing Rate “SOFR” based interest rates (including a customary spread adjustment).

The $900 million Revolving Facility will be available on a revolving basis until April 30, 2025.

At Frontier’s election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over SOFR. The interest rate margin with respect to any SOFR loan under the Exit Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% SOFR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

First Lien Notes. After giving effect to $133 million of letters of credit outstanding as of June 30, 2022, the Borrower has $767 million of available borrowing capacity under the Revolving Facility.

(9) Restructuring Costs and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the six month period ended June 30, 2022, we incurred $84 million in restructuring charges and other costs consisting of $44 million of lease impairment costs from the strategic exit of certain facilities, $32 million of severance and employee costs resulting from workforce reductions, and $8 million of costs related to other restructuring activities. Of the $32 million in severance and employee costs, approximately $26 million related to the second quarter of 2022, as a result of larger workforce reductions.

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

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2022	$7
Severance expense	32
Other costs	8
Cash payments during the period	(28)
Balance at June 30, 2022	$19

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Interest and dividend income	$6	$-	$-
Pension benefit	25	13	2
OPEB costs	(5)	(17)	(1)
OPEB remeasurement gain	96	-	-
All other, net	-	2	(2)
Total investment and other income (loss), net	$122	$(2)	$(1)

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Interest and dividend income	$8	$-	$-
Pension benefit	50	13	6
OPEB costs	(8)	(17)	(4)
OPEB remeasurement gain	150	-	-
All other, net	(1)	2	(1)
Total investment and other income (loss), net	$199	$(2)	$1

In the first half of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, primarily due to discount rate changes, which resulted in remeasurement gains of $150 million. Refer to Note 15 for further details.

Pension and OPEB benefit (costs) consist of interest income (loss), expected return on plan assets, amortization of prior service costs (credit) and recognition of actuarial gain (loss).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Stock Plans:

Upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated and, in accordance with the Plan, the form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. As of June 30, 2022, unvested awards relating to approximately 2,327,000 shares were outstanding under the long-term equity award program or “Emergence LTI Program”.

Restricted Stock

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	941	$25.87	$25
Restricted stock vested	(817)	$25.69	$(22)
Restricted stock forfeited	(92)	$25.91
Balance at June 30, 2022	2,515	$25.84	$67

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2021 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2022 was $62 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, including compensation related to non-employee directors, recognized in “Selling, general and administrative expenses”, of $19 million for the six month-period ended June 30, 2022, has been recorded in connection with restricted stock.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units are awarded to each participant with respect to the three-year performance period (a “Measurement Period”). The performance metrics under the 2021 and 2022 PSU grants consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (“TSR”) modifier, which is based on Frontier’s total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target units. The payout of the 2022 PSUs

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

can range from 0% to a maximum award payout of 200% of the target units. PSUs awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the Measurement Period.

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

Under ASC 718, Stock Based Compensation Expense, we establish a grant date and determine the fair value once the targets are finalized. All targets for the 2021 awards have been set and the fair value of the grants will be amortized over the vesting period. For the 2022 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of June 30, 2022, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2022 PSU awards.

The following summary presents information regarding performance shares as of June 30, 2022 and changes during the six months then ended with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	3,144	$25.62	$92
Target performance shares awarded, net	257	$25.85	$7
Target performance shares earned	-	$-	$-
Target performance shares forfeited	(9)	$25.61
Balance at June 30, 2022	3,392	$25.64	$90

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the six months ended June 30, 2022, we recognized net compensation expense, reflected in “Selling, general and administrative expenses,” of $16 million related PSU awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	Successor		Successor	Predecessor
	For the three months ended June 30,	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
	2022	2022	2021	2021

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax expense, net of federal
income tax benefit	15.0	12.0	3.7	0.5
Changes in certain deferred tax balances	1.7	1.1	-	-
Restructuring cost	-	-	-	0.3
Tax reserve adjustment	0.3	0.4	0.6	-
Fresh start and reorganization adjustments	-	-	-	(24.9)
Tax Credit	(0.6)	(0.8)	(1.3)	-
Sec.162(m) - nondeductible Executive Compensation	2.4	3.2	-	-
All other, net	0.8	0.5	6.1	-
Effective tax rate	40.6%	37.4%	30.1%	(3.1)%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the second quarter of 2022, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $41 million ($32 million net of federal benefit) was recorded as of June 30, 2022.

The effective rate for the three and six months ended June 30, 2022, increased as a result of increases to the state rate due to valuation allowances in certain states, arising from non-deductible interest expense primarily related to our $1.2 billion first lien note issuance.

The effective rate changes between the three and six months ended June 30, 2022, as compared to 2021 are primarily due to, as described more fully in Note 1, the Company emergence from bankruptcy on April 30, 2021, and consummation of a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilized substantially all of the Company’s Net Operating Losses (“NOLs”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net Earnings Per Share:

The reconciliation of the net earnings per share calculation is as follows:

	Successor	Successor	Predecessor
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions and shares in thousands, except per share amounts)	2022	2021	2021
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$101	$99	$4,481
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income
attributable to Frontier common shareholders	$101	$99	$4,481

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,723	244,401	104,816
Less: Weighted average unvested restricted stock awards	-	-	(154)
Total weighted average shares outstanding - basic	244,723	244,401	104,662

Basic net earnings per share
attributable to Frontier common shareholders	$0.41	$0.41	$42.81

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,723	244,401	104,662
Effect of dilutive stock units	-	-	340
Effect of dilutive restricted stock awards	-	-	-
Total weighted average shares outstanding - diluted	244,723	244,401	105,002

Diluted net earnings per share
attributable to Frontier common shareholders	$0.41	$0.41	$42.68

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Successor	Predecessor
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions and shares in thousands, except per share amounts)	2022	2021	2021
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$166	$99	$4,541
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income
attributable to Frontier common shareholders	$166	$99	$4,541

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,592	244,401	104,799
Less: Weighted average unvested restricted stock awards	-	-	(215)
Total weighted average shares outstanding - basic	244,592	244,401	104,584

Basic net earnings per share
attributable to Frontier common shareholders	$0.68	$0.41	$43.42

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,592	244,401	104,584
Effect of dilutive stock units	-	-	340
Effect of dilutive restricted stock awards	239	-	-
Total weighted average shares outstanding - diluted	244,831	244,401	104,924

Diluted net earnings per share
attributable to Frontier common shareholders	$0.68	$0.41	$43.28

In calculating diluted net income per common share for the six months ended June 30, 2022, the effect of all performance stock units is excluded from the computation as their respective performance metrics have not been satisfied as of June 30, 2022.

Stock Units

At June 30, 2021, the dilutive common stock equivalents consisted of stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2022 (Successor) (1)	$-	$60	$60
Other comprehensive income
before reclassifications	-	6	6
Amounts reclassified from accumulated other
comprehensive income to net income	-	(4)	(4)
Net current-period other comprehensive
income	-	2	2
Balance at June 30, 2022 (Successor) (1)	$-	$62	$62

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2021 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net income	19	(4)	15
Net current-period other comprehensive
income	289	70	359
Cancellation of Predecessor equity	410	(14)	396

Balance at April 30, 2021 (Predecessor) (1)	$-	$-	$-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income
before reclassifications	-	42	42
Amounts reclassified from accumulated other
comprehensive income to net income	-	(1)	(1)
Net current-period other comprehensive
income	-	41	41
Balance at June 30, 2021 (Successor) (1)	$-	$41	$41

(1) Pension and OPEB amounts are net of tax of $15 million and $234 million as of January 1, 2022 and 2021, respectively and $17 million and $14 million as of June 30, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Successor	Successor	Predecessor
	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)				Affected Line Item in
	For the three months	For the two months	For the one month	the Statement Where
Details about Accumulated Other	ended June 30,	ended June 30,	ended April 30,	Net Income (Loss)
Comprehensive Loss Components	2022	2021	2021	is Presented
Amortization of Pension Cost Items
Actuarial losses	$-	$-	$(6)
One-time loss on disposal	-	-	-
	-	-	(6)	Income (Loss) before income taxes
Tax impact	-	-	1	Income tax benefit
	$-	$-	$(5)	Net income (loss)

Amortization of OPEB Cost Items
Prior-service costs	$3	$1	$3
Actuarial losses	-	-	(2)
	3	1	1	Income (Loss) before income taxes
Tax impact	(1)	-	-	Income tax benefit
	$2	$1	$1	Net income (loss)

	Successor	Successor	Predecessor
	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)				Affected Line Item in
	For the six months	For the two months	For the four months	the Statement Where
Details about Accumulated Other	ended June 30,	ended June 30,	ended April 30,	Net Income (Loss)
Comprehensive Loss Components	2022	2021	2021	is Presented
Amortization of Pension Cost Items
Actuarial losses	$-	$-	$(24)
One-time loss on disposal	-	-	-
	-	-	(24)	Income (Loss) before income taxes
Tax impact	-	-	5	Income tax benefit
	$-	$-	$(19)	Net income (loss)

Amortization of OPEB Cost Items
Prior-service costs	$6	$1	$10
Actuarial losses	-	-	(5)
	6	1	5	Income (Loss) before income taxes
Tax impact	(2)	-	(1)	Income tax benefit
	$4	$1	$4	Net income (loss)

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

The following tables provide the components of total pension benefit cost:

	Successor	Successor	Predecessor
	Pension Benefits
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Components of total pension benefit cost
Service cost	$20	$13	$8
Interest cost on projected benefit obligation	25	18	8
Expected return on plan assets	(50)	(31)	(16)
Amortization of unrecognized loss	-	-	6
Total pension (benefit) cost	$(5)	$-	$6

	Successor	Successor	Predecessor
	Pension Benefits
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Components of total pension benefit cost
Service cost	$41	$13	$32
Interest cost on projected benefit obligation	49	18	31
Expected return on plan assets	(99)	(31)	(61)
Amortization of unrecognized loss	-	-	24
Total pension (benefit) cost	$(9)	$-	$26

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of income.

The value of our pension plan assets decreased $545 million from $2,655 million at December 31, 2021 to $2,110 million at June 30, 2022. This decrease primarily resulted from changes in the market value of investments of $506 million including plan expenses, and benefit payments to participants of $113 million, partially offset by contributions of $74 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide the components of total postretirement benefit cost:

	Successor	Successor	Predecessor
	Postretirement
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,
($ in millions)	2022	2021	2021

Components of net periodic postretirement benefit cost
Service cost	$3	$3	$2
Interest cost on projected benefit obligation	8	5	2
Amortization of prior service (benefit)	(3)	(1)	(3)
Remeasurement (gain) loss	(96)	13	-
Amortization of unrecognized loss	-	-	2
Net periodic postretirement (benefit) cost	$(88)	$20	$3

	Successor	Successor	Predecessor
	Postretirement
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Components of net periodic postretirement benefit cost
Service cost	$7	$3	$7
Interest cost on projected benefit obligation	14	5	9
Amortization of prior service (benefit)	(6)	(1)	(10)
Remeasurement (gain) loss	(150)	13	-
Amortization of unrecognized loss	-	-	5
Net periodic postretirement (benefit) cost	$(135)	$20	$11

In the first half of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its other postretirement benefit (OPEB) obligations. This remeasurement resulted in the recognition of a net actuarial gain of $150 million, which was driven primarily from a higher assumed discount rate relative to December 31, 2021. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

During the six months ended June 30, 2022, we capitalized $11 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the one month and four months of April 30, 2021, we capitalized $1 million and $7 million, respectively, of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the two months ended June 30, 2021, we capitalized $4 million of pension and OPEB expense.

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

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). The FCC approved Frontier’s Long Form application in March 2022 and Frontier began receiving funding in the second quarter of 2022. Frontier will be required to complete the buildout to these locations by December 31, 2028, with interim target milestones over this period.

On April 30, 2018, an amended consolidated class action complaint was filed in the United States District Court for the District of Connecticut on behalf of certain purported stockholders against Frontier, certain of its current and former directors and officers and the underwriters of certain Frontier securities offerings and in connection with certain disclosures relating to the CTF transaction. The complaint was brought on behalf of all persons who (1) acquired Frontier common stock between February 6, 2015 and February 28, 2018, inclusive, and/or (2) acquired Frontier common stock or Mandatory Convertible Preferred Stock. On March 8, 2019, the District Court granted in its entirety Frontier’s motion to dismiss the complaint and on March 24, 2020, the court denied plaintiffs’ motion for leave to amend. Plaintiffs appealed and prior to oral argument, the parties reached an agreement in principle to resolve the matter. The settlement, which has obtained final court approval, will be covered by insurance and will have no material financial impact on the Company.

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier expressly denies any wrongdoing but, in the interest of resolving the matter, entered into a settlement with the FTC and California, which required Frontier to make a financial payment of approximately $9 million in costs and civil penalties, along with certain modifications to its DSL advertising and other practices. An accrual was established as of March 31, 2022 for the financial impact of this settlement, which is not material to these

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

financial statements. The settlement was approved by the court and the financial payment was made in the second quarter of 2022.

On July 27, 2022, the Connecticut Public Utility Regulatory Authority (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty Order to Cease and Desist (“NOV”) related to the underground excavation and placement of fiber facilities by Frontier and its contractors in Connecticut. The NOV alleges that Frontier and its contractors failed to comply with certain state excavation regulations which created public safety and compliance issues. The NOV prescribes a $5 million fine, which the Company will challenge in a contested proceeding. The NOV also orders Frontier to discontinue certain underground fiber deployment work until the Company submits a compliance plan to ensure compliance with the applicable regulations. Frontier is complying with the NOV and will seek relief from the underground fiber deployment restrictions. On August 1, 2022, the PURA responded to a Frontier motion, clarifying the restrictions and allowing certain underground construction activity to continue. While the Company does not believe that this matter will have a material impact on its fiber build or financial position, results of operations or cash flows, a prolonged ban on underground installations in Connecticut could adversely impact the Company’s ability to meet its build targets in a timely manner.

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

•market overhang from the substantial common stock holdings by our former creditors;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband customers and 15,074 employees, operating in 25 states as of June 30, 2022. We offer a broad portfolio of communications services for consumer and business customers. These services include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions.

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

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the second quarter of 2022:

•We built fiber to approximately 281,000 locations, resulting in approximately 4.4 million total locations passed with fiber as of June 30, 2022.

•We accelerated our fiber build and announced that we expect to exceed our 2022 build target of 1 million locations by an additional 100,000 to 200,000 locations. Our plan remains on track, within our established cost parameters, and we have solidified our fiber build supply chain with multi-year agreements with key labor and equipment partners.

•We added 54,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 13.4% versus the second quarter of 2021.

oIn our Base Fiber Network of 3.2 million locations, we achieved broadband penetration of 43%, an increase of 140bps from the second quarter of 2021 and approaching our terminal penetration target of 45%.

oFiber locations constructed in 2020 reached broadband penetration of 22% and 44% after 12 and 24 months, respectively.

oFiber locations constructed in 2021 reached penetration of 17% after 12 months.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 8,000 total broadband customer net additions.

•We achieved sequential growth in consumer revenue for the first time in more than three years, led by strong fiber broadband growth.

•We realized $201 million of gross annualized cost savings as of June 30, 2022 and remain on track to exceed our goal of $250 million of gross annual cost savings by 2023.

•We successfully completed an offering of $1.2 billion first lien notes, further strengthening our balance sheet and securing funding for our fiber build through mid-2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

During the first half of 2022, markets remained volatile and the economic outlook remains uncertain. We continue to closely monitor market factors including potential disruptions in our supply chain, tightening labor markets, actual or perceived inflation, the cost of borrowing, and evolution of the ongoing COVID-19 pandemic. We continuously evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations. Through June 30, 2022 the overall operational and financial impacts to our business have not been significant.

Financial Overview

We reported operating income of $166 million and Non-GAAP operating income of $298 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $132 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have decreased by $127 million, as compared to the prior year period.

We reported operating income of $287 million and Non-GAAP operating income of $557 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $270 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have decreased by $250 million, as compared to the prior year period.

Our operating results decreased primarily due to decreases in subsidy and other revenue, and lease impairment charges, partially offset by a reduction in depreciation and amortization expense as a result of the lower asset bases established upon our implementation of fresh start accounting and lower video content costs as compared to the corresponding period in 2021.

Presentation of Results of Operations

The sections below include tables that present customer counts, average monthly consumer revenue per customer (“ARPC”) and consumer customer churn. We define churn as the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month and utilize the average of each monthly churn in the period. Management believes that consumer customer counts and average monthly revenue per customer are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting our customers’ communications needs.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the Non-GAAP financial results for the three and six months ended June 30, 2022, as compared to the financial results for the three and six months ended June 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended June 30,
(Customer and Employee Metrics in thousands)	2022	2021	% Change
Customers
Consumer	3,159	3,196	(1)%

Consumer Customer Metrics
Net customer additions (losses)	(10)	(38)	(74)%
ARPC	$83.35	$85.65	(3)%
Customer Churn	1.53%	1.54%	(1)%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,438	1,263	14%
Business customers	102	95	7%
Consumer net customer additions	50	12	317%
Consumer customer churn	1.43%	1.53%	(6)%
Consumer customer ARPU	$63.35	$63.10	0%
Copper Broadband
Consumer customers	1,163	1,297	(10)%
Business customers	124	143	(13)%
Consumer net customer additions (losses)	(41)	(30)	37%
Consumer customer churn	1.73%	1.67%	3%
Consumer customer ARPU	$48.47	$44.80	8%

Other Metrics
Employees	15,074	16,005	(6)%

		For the six months ended June 30,
	(Customer and Employee Metrics in thousands)	2022	2021	% Change
	Consumer Customer Metrics
	Net customer additions (losses)	(6)	(68)	(91)%
	ARPC	$82.51	$86.34	(4)%
	Customer Churn	1.44%	1.49%	(3)%

	Broadband Customer Metrics (1)
	Fiber Broadband
	Consumer net customer additions	102	25	308%
	Consumer customer churn	1.31%	1.47%	(11)%
	Consumer customer ARPU	$62.76	$61.88	1%
	Copper Broadband
	Consumer net customer additions	(71)	(52)	37%
	Consumer customer churn	1.63%	1.65%	(1)%
	Consumer customer ARPU	$47.09	$43.98	7%

(1)	Amounts presented exclude related metrics for our wholesale customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customers

We experienced a decrease in customers of approximately 1% as of June 30, 2022, as compared to the prior year period.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $2.30, or 3%, to $83.35 and $3.83, or 4%, to $82.51 for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

The decrease for the quarter ended June 30, 2022, was primarily a result of decreased video services and consumer voice services, slightly offset by increased fiber data as well as price adjustments and promotional roll-offs on our voice, data and video services. The moderate decline in ARPC is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have been a material part of the overall ARPC. In our expansion markets, we expect 15% and 20% penetration within 12 months and 25% after 24 months.

Fiber Broadband Customers

The Company has initiated an investment strategy focused on expanding and improving its fiber network. In conjunction with this strategy, the Company is also working to improve its product positioning in both existing and new fiber markets.

Although still in the early stages of this fiber investment strategy, results are promising. The quarter ended June 30, 2022 represents the twelfth consecutive quarter of positive consumer fiber net adds. For the quarter ended June 30, 2022, Frontier added 50,000 consumer fiber broadband customers compared to 12,000 for the three months ended June 30, 2021. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the six months ended June 30, 2022.

For the three and six months ended June 30, 2022, Frontier added 4,000 and 6,000 business fiber broadband customers compared to zero net additions for both the three and six months ended June 30, 2021.

Our focus on expanding and improving our fiber network is contributing to improved customer retention. Our average monthly consumer fiber broadband churn was 1.43% and 1.31% for the three and six months ended June 30, 2022, compared to 1.53% and 1.47% for the three and six months ended June 30, 2021, respectively. The improvements in customer churn were driven partly by increased focus at key customer touchpoints such as installation, first bill, and end of promotion periods, and partly by improved retention associated with inflation-related pricing actions, which were implemented in first quarter of 2021 and second quarter of 2022.

In addition to our improvement in fiber net adds, we continue to see improvements in the average monthly consumer fiber broadband revenue per customer which increased $0.25 to $63.35 and $0.88 to $62.76 for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively. These increases are due to price increases and shifting mix towards higher speed tiers, a shift which has accelerated since the launch of our 2 gigabit offering on February 22, 2022.

Copper Broadband Customers

For the three and six months ended June 30, 2022, Frontier lost 41,000 and 71,000 consumer copper broadband customers compared to a loss of 30,000 and 52,000 for the three and six months ended June 30, 2021, respectively. Our fiber investment strategy has impacted these results as new fiber markets will not only cease selling the copper broadband product, but we will focus on converting existing copper broadband customers to a fiber product.

For the three and six months ended June 30, 2022, Frontier lost 5,000 and 9,000 business copper broadband customers compared to a loss of 4,000 and 9,000 in the three and six months ended June 30, 2021, respectively.

Our average monthly consumer copper broadband churn was 1.73% and 1.63% for the three and six months ended

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

June 30, 2022, compared to 1.67% and 1.65% in the three and six months ended June 30, 2021. The reductions in customer churn were primarily driven by customer retention initiatives.

Financial Results

	Successor	Successor	Predecessor	Non-GAAP Combined
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,	For the three months ended June 30,
	2022	2021	2021	2021	% Change
Data and Internet services	$847	$556	$283	$839	1%
Voice services	381	283	160	443	(14)%
Video services	134	105	54	159	(16)%
Other	80	62	30	92	(13)%
Revenue from contracts with customers	1,442	1,006	527	1,533	(6)%
Subsidy and other revenue	17	55	28	83	(80)%
Revenue	1,459	1,061	555	1,616	(10)%

Operating expenses:
Cost of Service	546	396	210	606	(10)%
Selling, general and administrative expenses	427	269	129	398	7%
Depreciation and amortization	290	179	119	298	(3)%
Restructuring costs and other charges	30	11	5	16	88%
Total operating expenses	$1,293	$855	$463	$1,318	(2)%

Operating income	166	206	92	298	(44)%

Consumer	791	543	283	826	(4)%
Business and wholesale	651	463	244	707	(8)%
Revenue from contracts with customers	$1,442	$1,006	$527	$1,533	(6)%

Fiber revenue	685	455	225	680	1%
Copper revenue	757	551	283	834	(9)%
Non-network specific revenue	-	-	19	19	(100)%
Revenue from contracts with customers	$1,442	$1,006	$527	$1,533	(6)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor	Successor	Predecessor	Non-GAAP Combined
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,	For the six months ended June 30,
	2022	2021	2021	2021	% Change
Data and Internet services	$1,683	$556	$1,125	$1,681	0%
Voice services	767	283	647	930	(18)%
Video services	271	105	223	328	(17)%
Other	163	62	125	187	(13)%
Revenue from contracts with customers	2,884	1,006	2,120	3,126	(8)%
Subsidy and other revenue	22	55	111	166	(87)%
Revenue	2,906	1,061	2,231	3,292	(12)%

Operating expenses:
Cost of Service	1,099	396	830	1,226	(10)%
Selling, general and administrative expenses	862	269	537	806	7%
Depreciation and amortization	574	179	506	685	(16)%
Restructuring costs and other charges	84	11	7	18	367%
Total operating expenses	$2,619	$855	$1,880	$2,735	(4)%

Operating income	287	206	351	557	(48)%

Consumer	1,567	543	1,133	1,676	(7)%
Business and wholesale	1,317	463	987	1,450	(9)%
Revenue from contracts with customers	$2,884	$1,006	$2,120	$3,126	(8)%

Fiber revenue	1,357	455	903	1,358	(0)%
Copper revenue	1,527	551	1,140	1,691	(10)%
Non-network specific revenue	-	-	77	77	(100)%
Revenue from contracts with customers	$2,884	$1,006	$2,120	$3,126	(8)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	Successor	Non-GAAP Combined
	For the three months	For the three months
	ended June 30,	ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Fiber	$685	$680	$5	1%
Copper	757	834	(77)	(9)%
Other (2)	-	19	(19)	(100)%
Revenue from contracts with customers (1)	1,442	1,533	(91)	(6)%
Subsidy revenue	17	83	(66)	(80)%
Total revenue	$1,459	$1,616	$(157)	(10)%

	Successor	Non-GAAP Combined
	For the six months	For the six months
	ended June 30,	ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Fiber	$1,357	$1,358	$(1)	(0)%
Copper	1,527	1,691	(164)	(10)%
Other (2)	-	77	(77)	(100)%
Revenue from contracts with customers (1)	2,884	3,126	(242)	(8)%
Subsidy revenue	22	166	(144)	(87)%
Total revenue	$2,906	$3,292	$(386)	(12)%

(1)Includes $16 million and $16 million, and $32 million and $37 million of lease revenue for the three and six months ended June 30, 2022 and 2021, respectively.

(2)Includes USF fees that, in conjunction with the application of fresh start accounting, are now recorded net.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over either our copper or fiber network. Revenues are considered copper or fiber based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, the company is experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue due to strong fiber demand and the migration of customers from copper to fiber once the fiber network is available.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue for our consumer and business and wholesale customers was as follows:

	Successor	Non-GAAP Combined
	For the three months ended June 30,	For the three months ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Consumer	$791	$826	$(35)	(4)%
Business and wholesale	651	707	(56)	(8)%
Revenue from contracts with customers (1)	1,442	1,533	(91)	(6)%
Subsidy and other revenue	17	83	(66)	(80)%
Total revenue	$1,459	$1,616	$(157)	(10)%

	Successor	Non-GAAP Combined
	For the six months ended June 30,	For the six months ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Consumer	$1,567	$1,676	$(109)	(7)%
Business and wholesale	1,317	1,450	(133)	(9)%
Revenue from contracts with customers (1)	2,884	3,126	(242)	(8)%
Subsidy and other revenue	22	166	(144)	(87)%
Total revenue	$2,906	$3,292	$(386)	(12)%

(1)Includes $16 million and $16 million, and $32 million and $37 million of lease revenue for the three and six months ended June 30, 2022 and 2021, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiative is resulting in a migration of the customer base to fiber.

For the three and six months ended June 30, 2022, Frontier lost 10,000 and 6,000 consumer customers compared to a loss of 38,000 and 68,000 for the three and six months ended June 30, 2021. This includes net gains of consumer broadband customers of 9,000 and 31,000 for the three and six months ended June 30, 2022, as compared to net losses of our consumer broadband customers of approximately 18,000 and 27,000 during the same periods in 2021. This improvement is a direct result of our fiber initiatives.

For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021:

•we experienced 4% and 7% decline in consumer revenues for the three and six months ended June 30, 2022, respectively, driven by a 3% and 4% decrease in ARPC and 1% decline in the number of customers as compared to the same periods in 2021. This decline was driven predominantly a result of decreases in voice, video and copper broadband, offset by increases in fiber broadband. The Company’s fiber initiative will result in our revenue mix continuing to move to fiber broadband.

•we experienced 13% and 12% improvement in consumer fiber broadband revenues for the three and six months ended June 30, 2022, respectively. This improvement is a result of our fiber initiative which resulted in net adds of 175,000 customers during the 12 month period, and our continued focus on product positioning in both new and existing markets which resulted in ARPU improvements of $0.25 and $0.88 for the three and six months ended June 30, 2022.

•we experienced approximately 2% and 3% decline in consumer copper broadband revenues for the three and six months ended June 30, 2022. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three and six months ended June 30, 2022, we experienced an 8% and 9% decline in our business and wholesale revenues, respectively. Business revenues declined primarily due to the secular pressures in copper voice revenue as well as the loss of equipment revenue associated with the sale of our equipment subsidiary. Wholesale revenues declined primarily due to secular pressures in copper voice revenue, legacy circuit revenue, and lower rates for our network access services charged to our wholesale customers for the six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue by product and service type was as follows:

	Successor	Non-GAAP Combined
	For the three months ended June 30,	For the three months ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Data and Internet services	$847	$839	$8	1%
Voice services	381	443	(62)	(14)%
Video services	134	159	(25)	(16)%
Other	80	92	(12)	(13)%
Revenue from contracts with customers (1)	1,442	1,533	(91)	(6)%
Subsidy and other revenue	17	83	(66)	(80)%
Total revenue	$1,459	$1,616	$(157)	(10)%

	Successor	Non-GAAP Combined
	For the six months ended June 30,	For the six months ended June 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Data and Internet services	$1,683	$1,681	$2	0%
Voice services	767	930	(163)	(18)%
Video services	271	328	(57)	(17)%
Other	163	187	(24)	(13)%
Revenue from contracts with customers (1)	2,884	3,126	(242)	(8)%
Subsidy and other revenue	22	166	(144)	(87)%
Total revenue	$2,906	$3,292	$(386)	(12)%

(1)Includes $16 million and $16 million, and $32 million and $37 million of lease revenue for the three and six months ended June 30, 2022 and 2021, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the six months ended
Data and Internet services revenue, June 30, 2021	$839	$1,681
Change in fiber broadband revenue	34	63
Change in copper broadband revenue	(9)	(21)
Change in other data and Internet services	(16)	(38)
Impact of fresh start accounting	(1)	(2)
Data and Internet services revenue, June 30, 2022	$847	$1,683

Upon emergence from bankruptcy, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a decline in revenue recognition.

The revenue growth was primarily driven by 4% improvement in our broadband revenue offset by declines in other data revenue for both the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The other data revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits. The period over period decrease in data and Internet services revenue continued to improve for the three and six months ended June 30, 2022, as a result of the Company’s initiatives.

Voice Services

The Company provides voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification and voice messaging services.

($ in millions)	For the three months ended	For the six months ended
Voice services revenue, June 30, 2021	$443	$930
Change in other voice services revenue	(43)	(87)
Impact of fresh start accounting	(19)	(76)
Voice services revenue, June 30, 2022	$381	$767

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the six months ended
Video services revenue, June 30, 2021	$159	$328
Change in video services revenue	(23)	(49)
Impact of fresh start accounting	(2)	(8)
Video services revenue, June 30, 2022	$134	$271

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

($ in millions)	For the three months ended	For the six months ended
Other revenue, June 30, 2021	$92	$187
Change in other services revenue	(14)	(32)
Impact of fresh start accounting	2	8
Other revenue, June 30, 2022	$80	$163

Under our fresh start accounting policies, Frontier has classified the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $4 million and $14 million for the three and six months ended June 30, 2022, respectively. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $2 million and $6 million decline in revenue recognized for the three and six months ended June 30, 2022, as compared to the prior year periods. After adjusting for the impacts of these policy changes, other customer services revenue declined $14 million and $32 million for the three and six months ended June 30, 2022, respectively. These decreases were primarily driven by reductions in CPE sales, late payment fees, early termination fees and reconnect fees.

Subsidy and other revenue

Subsidy and other revenue decreased $66 million and $144 million for the three and six months ended June 30, 2022, compared to the prior year period, primarily due to the CAF II program which was completed in 2021.

($ in millions)	For the three months ended	For the six months ended
Subsidy and other revenue, June 30, 2021	$83	$166
Change in CAF II subsidies	(78)	(157)
Change in RDOF, subsidy, and other services revenue	11	8
Impact of fresh start accounting	1	5
Subsidy and other revenue, June 30, 2022	$17	$22

Upon implementation of new fresh start accounting policies, certain governmental grants that were historically presented on a net basis as part of capital expenditures, are presented on a gross basis and included in subsidy, resulting in increases to Subsidy and other revenue of $1 million and $5 million for the three and six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

	Successor	Non-GAAP Combined
	For the three months	For the three months
($ in millions)	ended June 30,	ended June 30,	($)%
	2022	2021	Variance	Variance
Operating expenses:
Cost of Service	$546	$606	$(60)	(10)%
Selling, general and administrative expenses	427	398	29	7%
Depreciation and amortization	290	298	(8)	(3)%
Restructuring costs and other charges	30	16	14	88%
Total operating expenses	$1,293	$1,318	$(25)	(2)%

	Successor	Non-GAAP Combined
	For the six months	For the six months
($ in millions)	ended June 30,	ended June 30,	($)%
	2022	2021	Variance	Variance
Operating expenses:
Cost of Service	$1,099	$1,226	$(127)	(10)%
Selling, general and administrative expenses	862	806	56	7%
Depreciation and amortization	574	685	(111)	(16)%
Restructuring costs and other charges	84	18	66	367%
Total operating expenses	$2,619	$2,735	$(116)	(4)%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

As a result of the fresh start accounting policy change to account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, cost of service decreased by $21 million and $84 million for the three and six months ended June 30, 2022, respectively. After adjusting for this fresh start change, cost of service declined $39 million and $43 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs. These decreases more than offset higher fuel and energy prices, and outside service rate increases resulting from increased inflation.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, SG&A expenses were $4 million and $14 million higher for the three and six months ended June 30, 2022, respectively. Additionally, as a result of fresh start accounting policy changes, we have expensed $4 million and $17 million of certain administrative items that were previously capitalized by the predecessor for the three and six months ended June 30, 2022. After adjusting for the fresh start impacts, SG&A expenses increased by $21 million and $25 million for the three and six months ended June 30, 2022. This increase was primarily a result of transformational investments that are non-recurring such as rebranding costs, higher professional services and recruiting fees, partially offset by a non-recurring $8 million sales tax refund in the current quarter.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Pension and Other Postretirement Employee Benefit (OPEB) costs

Frontier allocates certain pension/OPEB expense to Cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

	Successor	Non-GAAP Combined
($ in millions)	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Total pension/OPEB expenses	$23	$26
Less: costs capitalized into capital expenditures	(5)	(5)
Net pension/OPEB costs	$18	$21

	Successor	Non-GAAP Combined
($ in millions)	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Total pension/OPEB expenses	$48	$55
Less: costs capitalized into capital expenditures	(11)	(11)
Net pension/OPEB costs	$37	$44

Depreciation and amortization

As a result of fresh start accounting, both Frontier’s fixed assets and intangible assets were adjusted to fair value as of the Effective Date. These changes, which decreased the carrying value of its fixed assets and increased the carrying value of its intangible assets. For the three and six months ended June 30, 2022, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Emergence Date, workforce reductions, transformation initiatives, lease impairment costs, and other restructuring expenses.

For the three months ended June 30, 2022, restructuring costs and other charges increased due to, $26 million of severance and employee costs resulting from workforce reductions, and $4 million of costs related to other restructuring activities.

For the six months ended June 30, 2022, restructuring costs and other charges increased due to $44 million of lease impairment costs from the strategic exit of certain facilities, $32 million of severance and employee costs resulting from workforce reductions, and $8 million of costs related to other restructuring activities. Of the $32 million in severance and employee costs, approximately $26 million related to the second quarter of 2022, as a result of larger workforce reductions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	Successor	Successor	Predecessor	Non-GAAP Combined
	For the three months ended June 30,	For the two months ended June 30,	For the one month ended April 30,	For the three months ended June 30,	$	%
($ in millions)	2022	2021	2021	2021	Variance	Variance

Investment and other income (loss), net	$122	$(2)	$(1)	$(3)	$125	NM
Reorganization items, net	$-	$-	$4,196	$4,196	$(4,196)	(100)%
Interest expense	$(118)	$(62)	$(29)	$(91)	$(27)	30%
Income tax expense (benefit)	$69	$43	$(223)	$(180)	$249	(138)%

NM - Not meaningful
	Successor	Successor	Predecessor	Non-GAAP Combined
	For the six months ended June 30,	For the two months ended June 30,	For the four months ended April 30,	For the six months ended June 30,	$	%
($ in millions)	2022	2021	2021	2021	Variance	Variance

Investment and other income (loss), net	$199	$(2)	$1	$(1)	$200	NM
Reorganization items, net	$-	$-	$4,171	$4,171	$(4,171)	(100)%
Interest expense	$(221)	$(62)	$(118)	$(180)	$(41)	23%
Income tax expense (benefit)	$99	$43	$(136)	$(93)	$192	(206)%

NM - Not meaningful

Investment and other income, net

Investment and other income, net increased by $125 million and $200 million for the three and six months ended June 30, 2022, driven by a remeasurement gain related to our other postretirement benefit obligation of $96 million and $150 million. This was partially offset by an increase of $10 million and $31 million non-operating pension income, as a result of actuarial losses that are no longer being amortized from accumulated other comprehensive income (loss).

Reorganization items, net

The Company has incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During the three and six months ended June 30, 2021, Frontier recognized $4,196 million and $4,171 million in reorganization items associated with the restructuring of our balance sheet.

Interest expense

For the three and six months ended June 30, 2022, interest expense increased $27 million and $41 million, as compared to the same period in 2021. The increase in interest expense was primarily driven by a higher debt balance, partially offset by lower interest rates.

Income tax expense

During the three and six months ended June 30, 2022, the successor recorded income tax expense of $69 million and $99 million on pre-tax income of $170 million and $265 million, respectively. During the four months ended April 30, 2021, the Predecessor recorded an income tax benefit of $136 million on pre-tax income of $4,405 million. During the two months ended June 30, 2021, the successor recorded income tax expense of $43 million on pre-tax income

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

of $142 million. Our effective tax rates for the three and six months ended June 30, 2022 were 40.6% and 37.4%, respectively. The effective rate increased as a result of increases to the state rate due to valuation allowances in certain states, arising from non-deductible interest expense primarily related to our $1.2 billion first lien note issuance. Our effective tax rates for the four months ended April 30, 2021 and the two months ended June 30, 2021 were (3.1%) and 30.3%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of June 30, 2022, we had liquidity of approximately $3,745 million, comprised of cash and cash equivalents of $678 million, short-term investments consisting of $2,300 million of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and undrawn revolving credit facility of $767 million.

Analysis of Cash Flows

As of June 30, 2022, we had unrestricted cash and cash equivalents aggregating $678 million. For the six months ended June 30, 2022, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

On May 12, 2022, our consolidated subsidiary Frontier Communications Holdings, LLC (“Frontier Holdings”), issued $1.2 billion aggregate principal amount of 8.750% first lien secured notes due 2030 in an offering pursuant to exemptions from the registration requirements of the Securities Act. We intend to use the net proceeds of this offering to fund capital investments and operating costs arising from our fiber build and expansion of its fiber customer base, and for other general corporate purposes.

As of June 30, 2022, we had a working capital surplus of $1,723 million compared to a $1,237 million surplus at December 31, 2021. The primary driver for the change in the working capital surplus at June 30, 2022 was an increase in short-term investments, accounts payable and accrued interest.

Cash Flows from Operating Activities

Cash flows provided from operating activities increased $1,031 million to $757 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The overall increase in operating cash flows was primarily the result of changes in working capital.

We paid $9 million in net cash taxes during the six months ended June 30, 2022 and $33 million in Non-GAAP combined net cash taxes during the Non-GAAP combined six months ended June 30, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3,385 million for the six months ended June 30, 2022, compared to Non-GAAP combined cash flows used in investing activities of $759 million for the corresponding period in 2021. Given the long-term nature of our fiber build, as of June 30, 2022, we have invested $2,300 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the six months ended June 30, 2022 and 2021, our capital expenditures were $1,088 million and $769 million, respectively. Approximately 58% of our capital expenditures in the second quarter of 2022 related to fiber network projects. The driver for the increase in capital expenditure was increased spending for fiber upgrades to our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network. In addition to the capital expenditures noted above, we had a balance of $250 million in “Accounts payable” on our consolidated balance sheet related to capital expenditures that had not been paid as of June 30, 2022.

Cash Flows from Financing Activities

Cash flows used by financing activities increased $968 million to $1,158 million for the six months ended June 30, 2022 as compared to the Non-GAAP combined corresponding period in 2021. The increase in financing activities were primarily driven by $1,200 million proceeds from long-term debt borrowings partially offset by financing costs,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

lease obligations payments, long-term debt principal payments and other costs.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $133 million of Letters of Credit.)

On May 12, 2022, Frontier Holdings entered into an amendment to its Revolving Facility which, among other things, increased the Revolving Facility by an additional $275 million, to a total of $900 million in aggregate principal amount of revolving credit commitments. Our Amended and Restated Credit Agreement, including our $1,456 million Term Loan Facility and $900 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 8 to the financial statements contained in Part I of this report.

During the six months ended June 30, 2022, we paid $198 million of cash interest. Our long-term debt is described in detail in Note 8 to the financial statements contained in Part I of this report.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2022, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

Net Operating Losses

In connection with the Company’s emergence from bankruptcy, we consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the NOLs were utilized in offsetting gains from the disposition, certain of the NOLS were extinguished as part of attribute reduction and certain subsidiary NOLS were carried over. Under Section 338(h)(10) of the Code, Predecessor and Successor made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in net operating losses on a go forward basis. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Future Commitments

Frontier participated in the FCC’s CAF Phase II program, which was intended to provide long-term support for broadband in high-cost unserved or underserved areas. We accepted the FCC’s CAF Phase II offer in 25 states, which provided $313 million in annual support through 2021, to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate.

The deployment deadline for CAF Phase II was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other FCC CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material in comparison to the established accrual.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). The FCC approved Frontier’s Long Form application in March 2022 and Frontier began receiving funding in the second quarter of 2022. Frontier will be required to complete the buildout to these locations by December 31, 2028, with interim target milestones over this period.

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

Regulatory Developments

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provided $332 million in annual support and in return the Company is committed to make broadband with at least 10 Mbps downstream/1 Mbps upstream speeds available to approximately 774,000 high-cost unserved or underserved locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The deployment deadline for the CAF phase II program was December 31, 2021 and funding ended on that date. Thereafter, the FCC has initiated a review of carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Illinois, New York, Pennsylvania, Texas, and West Virginia). The FCC approved Frontier’s Long Form application in March 2022 and Frontier began receiving funding in the second quarter of 2022. Frontier will be required to complete the buildout to these locations by December 31, 2028, with interim target milestones over this period.

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

Current and Potential Internet Regulatory Obligations: On October 1, 2019, the D.C. Circuit Court largely upheld the FCC decision in its 2018 Restoring Internet Freedom Order to reclassify broadband as an “information service.” However, the Court invalidated the FCC’s preemption of a state’s ability to pass their own network neutrality rules and remanded back to the FCC other parts of the 2018 Order. California’s network neutrality provisions have gone into effect. It is unclear whether pending or future appeals will have any impact on the regulatory structure, and it is unclear what impact future federal and/or state legislative or regulatory actions will have on net neutrality issues.

Privacy: Privacy-related legislation has been considered in a number of states. Legislative and regulatory action could result in increased costs of compliance, claims against broadband Internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that, effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. On May 10, 2022, the state of Connecticut enacted privacy legislation that became effective on July 1, 2022. Frontier's privacy protections are consistent with this new legislation.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2022, 84% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2022. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.456 billion term loan facility has a floating interest rate at June 30, 2022. The annual impact of a 100 basis point change in LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Interest income from cash invested in term deposits offsets the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of June 30, 2022, our discount rate utilized in calculating our benefit plan obligation continues to reflect the December 31, 2021 discount rate of 2.90%.

Our discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2021, the discount rate was 3.00%. The discount rate was updated in connection with the remeasurements in February and May of 2022. As of June 30, 2022, our discount rate utilized for purposes of calculating our OPEB plan obligation reflects the May 31, 2022 discount rate of 4.50%.

At June 30, 2022, the fair value of our debt was estimated to be approximately $8.0 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.163% and our overall weighted average maturity was

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

approximately seven years. Refer to Note 8 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2022 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets decreased $545 million from $2,655 million at December 31, 2021 to $2,110 million at June 30, 2022. This decrease primarily resulted from changes in the market value of investments of $506 million including plan expenses, benefit payments to participants of $113 million, partially offset by contributions of $74 million. While there is a significant reduction in the assets of the pension plan, the related liability is also expected to decrease due to increases in the related discount rate.

While there is a significant reduction in the assets of the pension plan, discount rates have also risen by approximately 190 basis points to about 4.80%, as of June 30, 2022. If these discount rates remain in effect through the end of 2022 our projected benefit obligation would decrease by about $650 million. On the funding side, a sustained pension asset loss could result in a reduced funding percentage and an increased minimum contribution for the 2023 plan year.

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

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first six months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 19, 2021, the FTC, joined by the attorneys general of Arizona, Indiana, Michigan, North Carolina, and Wisconsin, and two California District Attorneys, filed a complaint against Frontier in the Federal District Court for the Central District of California alleging that Frontier violated federal and state laws by knowingly misrepresenting in its advertisements the Internet speeds it was capable of delivering to DSL customers. On October 4, 2021, the court granted in part and denied in part Frontier’s motion dismiss by dismissing the non-California state claims, but permitting the FTC’s and California’s claims to proceed in the litigation. Frontier expressly denies any wrongdoing but, in the interest of resolving the matter, entered into a settlement with the FTC and California, which required Frontier to make a financial payment of approximately $9 million in costs and civil penalties, along with certain modifications to its DSL advertising and other practices. An accrual was established as of March 31, 2022 for the financial impact of this settlement, which is not material to these financial statements. The settlement was approved by the court and the financial payment was made in the second quarter of 2022.

On July 27, 2022, the Connecticut Public Utility Regulatory Authority (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty Order to Cease and Desist (“NOV”) related to the underground excavation and placement of fiber facilities by Frontier and its contractors in Connecticut. The NOV alleges that Frontier and its contractors failed to comply with certain state excavation regulations which created public safety and compliance issues. The NOV prescribes a $5 million fine, which the Company will challenge in a contested proceeding. The NOV also orders Frontier to discontinue certain underground fiber deployment work until the Company submits a compliance plan to ensure compliance with the applicable regulations. Frontier is complying with the NOV and will seek relief from the underground fiber deployment restrictions. On August 1, 2022, the PURA responded to a Frontier motion, clarifying the restrictions and allowing certain underground construction activity to continue. While the Company does not believe that this matter will have a material impact on its fiber build or financial position, results of operations or cash flows, a prolonged ban on underground installations in Connecticut could adversely impact the Company’s ability to meet its build targets in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PART II. OTHER INFORMATION

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
4.1

Indenture, dated as of May 12, 2022, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto. Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 16, 2022).

	4.2	Form of 8.750% First Lien Secured Notes due 2030 (included in Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 16, 2022).
10.1

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 12, 2022, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on May 12, 2022).

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

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: August 5, 2022