Form 10-Q
period 2022-09-30
Frontier Communications Parent, Inc.
filed 2022-11-02
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of October 27, 2022 was 245,004,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

Table of Contents

Page
Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021	1

Consolidated Statements of Income for the three months ended September 30, 2022 (Successor), and the three months ended September 30, 2021 (Successor)	2

Consolidated Statements of Income for the nine months ended September 30, 2022 (Successor), the five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)	3

Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 (Successor), the three months ended September 30, 2021 (Successor), the nine months ended September 30, 2022 (Successor), the five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)	4

Consolidated Statements of Equity for the nine months ended September 30, 2022 (Successor); and for	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (Successor), the five months ended September 30, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58

Item 4. Controls and Procedures	60

Part II. Other Information

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6. Exhibits	62

Signature	63

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$230	$2,127
Short-term investments	2,325	-
Accounts receivable, less allowances of $47 and $57, respectively	422	458
Prepaid expenses	80	73
Income taxes and other current assets	21	30
Total current assets	3,078	2,688

Property, plant and equipment, net	10,847	9,199
Other intangibles, net	3,986	4,227
Other assets	362	367
Total assets	$18,273	$16,481

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	995	535
Advanced billings	195	197
Accrued other taxes	179	183
Accrued interest	178	76
Pension and other postretirement benefits	46	46
Other current liabilities	369	399
Total current liabilities	1,977	1,451

Deferred income taxes	554	387
Pension and other postretirement benefits	1,193	1,672
Other liabilities	496	403
Long-term debt	9,120	7,968
Total liabilities	13,340	11,881

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 244,999 and 244,416 shares issued and outstanding at September 30, 2022 and
December 31, 2021, respectively)	2	2
Additional paid-in capital	4,171	4,124
Retained earnings	700	414
Accumulated other comprehensive income, net of tax	60	60
Total equity	4,933	4,600
Total liabilities and equity	$18,273	$16,481

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months	For the three months
	ended September 30,	ended September 30,
	2022	2021

Revenue	$1,444	$1,576

Operating expenses:
Cost of service	544	590
Selling, general, and administrative expenses	431	421
Depreciation and amortization	296	273
Restructuring costs and other charges	4	8
Total operating expenses	1,275	1,292

Operating income	169	284

Investment and other income (loss), net (See Note 10)	211	(37)
Pension settlement costs	(50)	-
Interest expense	(135)	(90)

Income before income taxes	195	157
Income tax expense	75	31

Net income	$120	$126

Basic net earnings per share
attributable to Frontier common shareholders	$0.49	$0.52

Diluted net earnings per share
attributable to Frontier common shareholders	$0.49	$0.51

Total weighted average shares outstanding - basic	244,984	244,403

Total weighted average shares outstanding - diluted	245,212	245,667

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	Successor		Predecessor
	For the nine months	For the five months	For the four months
	ended September 30,	ended September 30,	ended April 30,
	2022	2021	2021

Revenue	$4,350	$2,637	$2,231

Operating expenses:
Cost of service	1,643	986	830
Selling, general, and administrative expenses	1,293	690	537
Depreciation and amortization	870	452	506
Restructuring costs and other charges	88	19	7
Total operating expenses	3,894	2,147	1,880

Operating income	456	490	351

Investment and other income (loss), net (See Note 10)	410	(39)	1
Pension settlement costs	(50)	-	-
Reorganization items, net	-	-	4,171
Interest expense (See Note 8)	(356)	(152)	(118)

Income before income taxes	460	299	4,405
Income tax expense (benefit)	174	74	(136)

Net income	$286	$225	$4,541

Basic net earnings per share
attributable to Frontier common shareholders	$1.17	$0.92	$43.42

Diluted net earnings per share
attributable to Frontier common shareholders	$1.17	$0.92	$43.28

Total weighted average shares outstanding - basic	244,711	244,402	104,584

Total weighted average shares outstanding - diluted	245,080	245,600	104,924

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	For the three months	For the three months
	ended September 30,	ended September 30,
	2022	2021

Net income	$120	$126
Other comprehensive (loss) income, net of tax	(2)	3

Comprehensive income	$118	$129

	Successor		Predecessor
	For the nine months	For the five months	For the four months
	ended September 30,	ended September 30,	ended April 30,
	2022	2021	2021

Net income	$286	$225	$4,541
Other comprehensive income, net of tax	-	44	359

Comprehensive income	$286	$269	$4,900

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

($ in millions and shares in thousands)

(Unaudited)

	For the nine months ended September 30, 2022 (Successor)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
loss, net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678
Stock plans	493	-	13	-	-	13
Net income	-	-	-	101	-	101
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at June 30, 2022	244,969	$2	$4,152	$580	$62	$4,796
Stock plans	30	-	19	-	-	19
Net income	-	-	-	120	-	120
Other comprehensive
income, net of tax	-	-	-	-	(2)	(2)
Balance at September 30, 2022	244,999	$2	$4,171	$700	$60	$4,933

	For the nine months ended September 30, 2021
					Accumulated
			Additional		Other	Treasury		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	(Deficit)
Balance at January 1, 2021	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans	-	-	-	-	-	(122)	(1)	(1)
Net income	-	-	-	60	-	-	-	60
Other comprehensive
income, net of tax	-	-	-	-	11	-	-	11
Balance at March 31, 2021 (Predecessor)	106,025	$27	$4,817	$(8,915)	$(744)	(1,354)	$(15)	$(4,830)

Stock plans	-	-	1	-	-	-	-	1
Net income	-	-	-	4,481	-	-	-	4,481
Other comprehensive
income, net of tax	-	-	-	-	348	-	-	348
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans	-	-	-	-	-	-	-	-
Net income	-	-	-	99	-	-	-	99
Other comprehensive
income, net of tax	-	-	-	-	41	-	-	41
Balance at June 30, 2021 (Successor)	244,401	$2	$4,106	$99	$41	-	$-	$4,248
Stock plans	6	-	8	-	-	-	-	8
Net income	-	-	-	126	-	-	-	126
Other comprehensive
income, net of tax	-	-	-	-	3	-	-	3
Balance at September 30, 2021	244,407	$2	$4,114	$225	$44	-	$-	$4,385

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
	2022	2021	2021

Cash flows provided from (used by) operating activities:
Net Income	$286	$225	$4,541
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	870	452	506
Pension settlement costs	50	-	-
Stock-based compensation expense	54	8	(1)
Non-cash reorganization items, net	-	-	(5,467)
Lease Impairment	44	-	-
Bad debt expense	19	16	-
Other adjustments	(20)	(11)	1
Deferred income taxes	167	68	(148)
Change in accounts receivable	16	49	36
Change in pension and other post retirement liabilities	(527)	60	(12)
Change in accounts payable and other liabilities	94	89	(156)
Change in prepaid expenses, income taxes, and other assets	(12)	27	46
Net cash provided from (used by) operating activities	1,041	983	(654)

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,860)	(646)	(500)
Proceeds on sale of assets	4	-	9
Purchase of short-term investments	(3,225)	-	-
Sale of short-term investments	900	-	-
Other	3	1	1
Net cash used by investing activities	(4,178)	(645)	(490)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(11)	(8)	(1)
Proceeds from long-term debt borrowings	1,200	-	225
Financing costs paid	(17)	-	(4)
Finance lease obligation payments	(15)	(9)	(7)
Proceeds from financing lease transactions	70	-	-
Taxes paid on behalf of employees for shares withheld	(7)	-	-
Other	(1)	-	(16)
Net cash provided from (used by) financing activities	1,219	(17)	197

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,918)	321	(947)
Cash, cash equivalents, and restricted cash at January 1,	2,178	940	1,887
Cash, cash equivalents, and restricted cash at September 30,	$260	$1,261	$940

Supplemental cash flow information:
Cash paid during the period for:
Interest	$286	$121	$84
Income tax payments, net	$7	$27	$9
Reorganization items, net	$-	$-	$1,397

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Parent, Inc. and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income, and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas.

In 2021, we recategorized our previous operating expenses categories (“Network access expenses” and “Network related expense”) into one expense line: “Cost of service”. All historical periods presented have been updated to conform to the new categorization. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended September 30, 2022, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

Chapter 11 Bankruptcy Emergence

As described in Note 3 Emergence from the Chapter 11 Cases, and Note 4 Fresh Start Accounting, to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021, the Company emerged from bankruptcy on April 30, 2021 (the “Effective Date”). Accordingly, the consolidated financial information has been prepared in conformity with Accounting Standards Codification Subtopic 852-10 (ASC 852), Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods.

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

Fresh Start Accounting

Upon emergence from bankruptcy, we adopted fresh start accounting in accordance with Accounting Standards Codification (ASC) Topic 852 – Reorganizations (ASC 852) and became a new entity for financial reporting purposes. As a result, the consolidated financial statements for periods after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to the financial position and results of operations of Frontier Communications Corporation and its subsidiaries on or before the Effective Date (“Old Frontier”).

b)Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and Other Surcharges - Frontier collects various taxes, Universal Service Fund (“USF”) surcharges (“primarily federal USF”), and certain other surcharges, from its customers and subsequently remits them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of income, included within “Revenue” and “Cost of service expense”. After emergence, the Successor records these USF and other taxes on a net basis.

Provision for Bad Debt - The Predecessor reported the provision for bad debt as a reduction of revenue. After emergence, the Successor reports bad debt expense as an operating expense included in “Selling, general, and administrative expenses”.

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

Administrative Expenses - Historically, the Predecessor capitalized certain administrative expenses, that following emergence, are expensed during the period incurred and included in “Selling, general, and administrative expense” on the consolidated statement of income.

c) Revenue Recognition:

Revenue for data & Internet services, voice services, video services, and switched and non-switched access services is recognized as services are provided to customers. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized by measuring progress toward the complete satisfaction of Frontier’s performance obligations. The unearned portion of these fees is deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of income and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Satisfaction of Performance Obligations

Frontier satisfies its obligations to customers by transferring goods and services in exchange for consideration received from the customer. The timing of Frontier’s satisfaction of the performance obligation may differ from the timing of the customer’s payment.

Bundled Service and Allocation of Discounts

When customers purchase more than one service, revenue for each service is determined by allocating the total transaction price based upon the relative stand-alone selling price of such service. We frequently offer service discounts as an incentive to customers, which reduce the total transaction price. Any incentives which are considered cash equivalents (e.g. gift cards) that are granted will similarly result in a reduction of the total transaction price. Cash equivalent incentives are accounted for on a portfolio basis and are recognized in the month they are awarded to customers.

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

In June 2015, Frontier accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. We recognized FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term which ended on December 31, 2021. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

In May 2022, Frontier accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. Frontier accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. We are required to complete the RDOF deployment by December 31, 2028. Thereafter, the FCC will review carriers’ RDOF program completion data, and if the FCC determines that the Company did not satisfy applicable FCC RDOF requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We will accrue an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

d)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We had restricted cash of $30 million included in “Other assets” on our consolidated balance sheet as of September 30, 2022, and restricted cash of $17 million included in “Other current assets” and $34 million included in “Other assets” as of December 31, 2021.

e) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of September 30, 2022, short-term investments of $2,325 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between October 26, 2022, and March 14, 2023, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

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

(2) Recent Accounting Literature:

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. The standard applies to contracts and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. The adoption of this standard does not result in a material impact to our financial position or results of operations.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category:

	Successor
	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Data and Internet services	$848	$834
Voice services	369	411
Video services	127	149
Other	82	99
Revenue from contracts with customers (1)	1,426	1,493
Subsidy and other revenue (2)	18	83
Total revenue	$1,444	$1,576

	Successor
	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Consumer	$785	$800
Business and wholesale	641	693
Revenue from contracts with customers (1)	1,426	1,493
Subsidy and other revenue (2)	18	83
Total revenue	$1,444	$1,576

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Data and Internet services	$2,531	$1,390	$1,125
Voice services	1,136	694	647
Video services	398	254	223
Other	245	161	125
Revenue from contracts with customers (1)	4,310	2,499	2,120
Subsidy and other revenue (2)	40	138	111
Total revenue	$4,350	$2,637	$2,231

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Consumer	$2,352	$1,343	$1,133
Business and wholesale	1,958	1,156	987
Revenue from contracts with customers (1)	4,310	2,499	2,120
Subsidy and other revenue (2)	40	138	111
Total revenue	$4,350	$2,637	$2,231

(1)Includes lease revenue of $15 million and $16 million for the three months ended September 30, 2022 and 2021, respectively; and $48 million for the nine months ended September 30, 2022. Lease revenue was $26 million for the five months ended September 30, 2021, and $26 million for the four months ended April 30, 2021.

(2)Subsidy and other revenue for the three and nine months ended September 30, 2022, does not include revenue from CAF II as the program ended in 2021. We began to receive funding for RDOF in the second quarter of 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2021 (Successor)	$-	$-	$27	$11
Revenue recognized included
in opening contract balance	-	-	(21)	(8)
Credits granted, excluding amounts
recognized as revenue	-	-	17	17
Reclassified between current
and noncurrent	-	-	4	(4)
Balance at September 30, 2022 (Successor)	$-	$-	$27	$16

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(13)	(1)
Cash received, excluding amounts
recognized as revenue	-	-	17	9
Reclassified between current
and noncurrent	-	-	1	(1)
Balance at September 30, 2021 (Successor)	$-	$-	$20	$8

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2022 (remaining three months)	$320
2023	410
2024	273
2025	137
2026	80
Thereafter	87
Total	$1,307

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2022	December 31, 2021
Retail and wholesale	$403	$441
Other	66	74
Less: Allowance for doubtful accounts	(47)	(57)
Accounts receivable, net	$422	$458

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

The provision for bad debts was $5 million and $10 million for the three months ended September 30, 2022 and 2021, respectively; and $19 million for the nine months ended September 30, 2022. The provision for bad debts was $16 million for the five months ended September 30, 2021, and $14 million for the four months ended April 30, 2021.

In accordance with ASC 326, Frontier performs its calculation to estimate expected credit losses, utilizing rates that are consistent with the Company’s write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the nine months ended September 30, 2022 was as follows:

($ in millions)
Balance at December 31, 2021	$57
Provision for bad debt	19
Amounts charged to revenue	26
Write offs charged against the allowance	(55)
Balance at September 30, 2022	$47

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2022	December 31, 2021
Property, plant and equipment	$11,948	$9,707
Less: Accumulated depreciation	(1,101)	(508)
Property, plant and equipment, net	$10,847	$9,199

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Depreciation expense	$215	$191

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Depreciation expense	$629	$318	$407

As a result of applying fresh start accounting on the Effective Date, Frontier’s fixed assets were reduced from $13.0 billion to $8.5 billion. For the nine months ended September 30, 2022, the decrease in depreciation expense was principally a result of the reduced asset base following this fresh start fair value adjustment. In July 2022, we sold a property that was subject to leaseback, generating approximately $70 million in proceeds.

During the nine months ended September 30, 2022, our capital expenditures were $1,860 million. In addition, we had $431 million of capital expenditures that were received but not paid as of September 30, 2022.

(6) Other Intangibles:

The components of other intangibles as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(103)	$697	$800	$(48)	$752
Customer Relationships - Wholesale	3,491	(309)	3,182	3,491	(146)	3,345
Trademarks & Tradenames	150	(43)	107	150	(20)	130
Total other intangibles	$4,441	$(455)	$3,986	$4,441	$(214)	$4,227

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Amortization expense	$81	$82

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Amortization expense	$241	$134	$99

Following the Effective Date, we amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and 5 years for our trademarks and tradenames.

For the Predecessor, amortization expense was primarily for our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our trade name was an indefinite-lived intangible asset that was not subject to amortization.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at September 30, 2022 and December 31, 2021. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2022		December 31, 2021

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$8,966	$8,015	$7,777	$7,996

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

The activity in our long-term debt is summarized as follows:

		For the nine months ended September 30, 2022
		Principal
	January 1,	Payments	New	September 30,
($ in millions)	2022	and Retirements	Borrowings	2022

Secured debt issued by Frontier	$6,927	$(11)	$1,200	$8,116
Secured debt issued by subsidiaries	100	-	-	100
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$7,777	$(11)	$1,200	$8,966

Less: Debt Issuance Costs	(13)			(29)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	219			198
Total Long-term debt	$7,968			$9,120

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our secured and unsecured total long-term debt as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022		December 31, 2021
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,453	6.063% (Variable)	$1,464	4.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	-	n/a
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,116		6,927

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Total secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$8,966	6.366% (1)	$7,777	5.702% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances.

Credit Facilities and Term Loans

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured first lien notes and senior secured second lien notes, are contained in our Annual Report on Form 10-K. The summaries below and in our Form 10-K do not purport to be complete and are qualified in their entirety by reference to the respective agreements filed as an Exhibit to our Annual Report on Form 10-K.

First Lien Notes due 2030

On May 12, 2022, our consolidated subsidiary Frontier Communications Holdings, LLC (“Frontier Holdings”) issued $1.2 billion aggregate principal amount of 8.750% First Lien Secured Notes due 2030 (the “First Lien Notes due 2030”) in an offering pursuant to exemptions from the registration requirements of the Securities Act. We intend to use the net proceeds of this offering to fund capital investments and operating costs arising from our fiber build and expansion of our fiber customer base, and for general corporate purposes.

The First Lien Notes due 2030 are secured by a first-priority lien, subject to permitted liens, by all the assets that secure the issuer’s obligations under its senior secured credit facilities and existing senior secured notes. The First Lien Notes due 2030 were issued pursuant to an indenture, dated as of May 12, 2022, by and among

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Frontier Holdings, the guarantors party thereto, the grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent.

Revolving Facility

On May 12, 2022, Frontier Holdings entered into an amendment (“Amendment No. 2”) to its Revolving Facility. Amendment No. 2, among other things, increased the Revolving Facility by an additional $275 million, to a total of $900 million in aggregate principal amount of revolving credit commitments, and provided that the Revolving Facility be amended to reflect Secured Overnight Financing Rate “SOFR” based interest rates (including a customary spread adjustment).

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

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to $133 million of revolver letters of credit outstanding as of September 30, 2022, the Company has $767 million of available borrowing capacity under the Revolving Facility.

(9) Restructuring Costs and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the Effective Date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During the nine month period ended September 30, 2022, we incurred $88 million in restructuring charges and other costs consisting of $44 million of lease impairment costs from the strategic exit of certain facilities, $35 million of severance and employee costs resulting from workforce reductions, and $9 million of costs related to other restructuring activities. Of the $35 million in severance and employee costs, approximately $26 million related to the second quarter of 2022, as a result of larger workforce reductions in that period.

As part of Frontier’s cost reduction strategy, certain real estate leases will not be retained, or will be marketed for sublease. We evaluated the related right-of-use assets and other lease related assets for impairment under ASC 360. In connection with this analysis, we reassessed our leased real estate asset groups and estimated the fair value of the office space to be subleased under current market conditions. Where the carrying values of individual asset groups exceeded their fair values, an impairment charge was recognized for the difference.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2022	$7
Severance expense	35
Other costs	9
Cash payments during the period	(45)
Balance at September 30, 2022	$6

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Interest and dividend income	$16	$1
Pension benefit	24	23
OPEB costs	(5)	(59)
OPEB remeasurement gain	84	-
Pension remeasurement gain	91	-
All other, net	1	(2)
Total investment and other income (loss), net	$211	$(37)

	Successor		Predecessor
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Interest and dividend income	$24	$1	$-
Pension benefit	74	36	6
OPEB costs	(13)	(76)	(4)
OPEB remeasurement gain	234	-	-
Pension remeasurement gain	91	-	-
All other, net	-	-	(1)
Total investment and other income (loss), net	$410	$(39)	$1

In the first nine months of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement gains of $234 million, primarily due to discount rate changes. As a result of pension settlement charges incurred during the period, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $91 million for the nine months ended September 30, 2022. Refer to Note 15 for further details.

Pension and OPEB benefit (costs) consist of interest income (loss), expected return on plan assets, amortization of prior service costs (credit) and recognition of actuarial gain (loss).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Stock Plans:

Upon emergence, the Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of September 30, 2022, unvested awards relating to approximately 2,090,000 shares were outstanding under our long-term incentive plan. Further, upon emergence, all outstanding stock-based compensation plans of Old Frontier were terminated.

Restricted Stock Units

The following summary presents information regarding unvested RSUs under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	1,078	$25.86	$25
Restricted stock vested	(862)	$25.73	$(20)
Restricted stock forfeited	(140)	$25.86
Balance at September 30, 2022	2,559	$25.83	$60

For purposes of determining compensation expense, the fair value of each RSU grant is based on the closing price of our common stock on the date of grant. The non-vested RSUs granted in 2021 and 2022 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested RSU awards that is deferred at September 30, 2022 was $56 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the RSU awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the applicable time-based restrictions lapse, subject to limited exceptions. RSUs, when vested, will be paid out in the form of common stock. Compensation expense, including compensation related to non-employee directors, recognized in “Selling, general, and administrative expenses”, of $27 million for the nine month-period ended September 30, 2022, has been recorded in connection with RSUs.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of PSUs are awarded to certain participants with respect to a three-year performance period (a “Measurement Period”). The performance metrics under the 2021 and 2022 PSU grants consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (“TSR”) modifier, which is based on Frontier’s total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period. The payout of the 2021 PSUs can range

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

from 0% to a maximum award payout of 300% of the target units. The payout of the 2022 PSUs can range from 0% to a maximum award payout of 200% of the target units.

The number of PSU awards earned at the end of the Measurement Period may be more or less than the number of target PSUs granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and generally must be employed by Frontier upon determination in order for the award to vest. The Compensation and Human Capital Committee will determine the number of shares earned for the Measurement Period in the first quarter of the year following the end of the Measurement Period. PSUs, to the extent earned, will be paid out in the form of common stock shortly following this determination.

Under ASC 718, Stock Based Compensation Expense, a grant date and the fair value of a performance award are determined once the targets are finalized. All targets for the 2021 awards have been set and the fair value of the grants will be amortized over the appropriate period. For the 2022 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, we are recognizing expense with respect to 1/3 of the aggregate outstanding 2022 PSU awards over the appropriate period.

The following summary presents information regarding performance shares as of September 30, 2022 and changes during the nine months then ended with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	3,144	$25.62	$92
Target performance shares awarded, net	388	$25.66	$9
Target performance shares forfeited	(47)	$25.62
Balance at September 30, 2022	3,485	$25.62	$82

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the nine months ended September 30, 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $27 million related PSU awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rate:

	Successor			Predecessor
	For the three months ended September 30,	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
	2022	2022	2021	2021

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax expense, net of federal
income tax benefit	14.7	13.1	2.8	0.5
Changes in certain deferred tax balances	2.1	1.5	-	-
Restructuring cost	-	-	-	0.3
Fresh start and reorganization adjustments	-	-	-	(24.9)
Sec.162(m) - nondeductible Executive Compensation	1.5	2.5	-	-
All other, net	(0.8)	(0.3)	0.9	-
Effective tax rate	38.5%	37.8%	24.7%	(3.1)%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the third quarter of 2022, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $77 million ($61 million net of federal benefit) was recorded as of September 30, 2022.

The effective rate for the three and nine months ended September 30, 2022, increased as a result of increases to the state rate due to valuation allowances in certain states, arising from non-deductible interest expense primarily related to our $1.2 billion first lien note issuance.

The effective rate changes between the three and nine months ended September 30, 2022, as compared to 2021 are primarily due to, as described more fully in Note 1, the Company emergence from bankruptcy on April 30, 2021, and consummation of a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company and utilized substantially all of the Company’s Net Operating Losses (“NOLs”).

The Inflation Reduction Act was signed into law on August 16, 2022.  The law contains numerous changes to tax laws effective January 1, 2023.  The Company is currently evaluating the effects, if any, of these changes.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net Earnings Per Share:

The reconciliation of the net earnings per share calculation is as follows:

($ in millions and shares in thousands, except per share amounts)	For the three months ended September 30,	For the three months ended September 30,
	2022	2021
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$120	$126
Effect of loss related to dilutive stock units	-	-
Total diluted net income
attributable to Frontier common shareholders	$120	$126

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,984	244,403
Less: Weighted average unvested restricted stock awards	-	-
Total weighted average shares outstanding - basic	244,984	244,403

Basic net earnings per share
attributable to Frontier common shareholders	$0.49	$0.52

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,984	244,403
Effect of dilutive restricted stock awards	228	1,264
Total weighted average shares outstanding - diluted	245,212	245,667

Diluted net earnings per share
attributable to Frontier common shareholders	$0.49	$0.51

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor		Predecessor
($ in millions and shares in thousands, except per share amounts)	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
	2022	2021	2021
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$286	$225	$4,541
Effect of loss related to dilutive stock units	-	-	-
Total diluted net income
attributable to Frontier common shareholders	$286	$225	$4,541

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	244,711	244,402	104,799
Less: Weighted average unvested restricted stock awards	-	-	(215)
Total weighted average shares outstanding - basic	244,711	244,402	104,584

Basic net earnings per share
attributable to Frontier common shareholders	$1.17	$0.92	$43.42

Diluted earnings per share:
Total weighted average shares outstanding - basic	244,711	244,402	104,584
Effect of dilutive stock units	-	-	340
Effect of dilutive restricted stock awards	369	1,198	-
Total weighted average shares outstanding - diluted	245,080	245,600	104,924

Diluted net earnings per share
attributable to Frontier common shareholders	$1.17	$0.92	$43.28

In calculating diluted net income per common share for the nine months ended September 30, 2022, the effect of all outstanding PSUs is excluded from the computation as their respective performance metrics have not been satisfied as of September 30, 2022.

Stock Units

At September 30, 2021, the dilutive common stock equivalents consisted of stock units issued under the Non-Employee Directors’ Deferred Fee Equity Plan (Deferred Fee Plan), the Non-Employee Directors’ Equity Incentive Plan (Directors’ Equity Plan), the 2013 Equity Incentive Plan and the 2017 Equity Incentive Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net loss.

The components of accumulated other comprehensive income (loss), net of tax, and changes are as follows:

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2022 (Successor) (1)	$-	$60	$60
Other comprehensive income
before reclassifications	-	8	8
Amounts reclassified from accumulated other
comprehensive income to net income	-	(8)	(8)
Net current-period other comprehensive
income	-	-	-
Balance at September 30, 2022 (Successor) (1)	$-	$60	$60

	Pension	OPEB
($ in millions)	Costs	Costs	Total
Balance at January 1, 2021 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net income	19	(4)	15
Net current-period other comprehensive
income	289	70	359
Cancellation of Predecessor equity	410	(14)	396

Balance at April 30, 2021 (Predecessor) (1)	$-	$-	$-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income
before reclassifications	-	46	46
Amounts reclassified from accumulated other
comprehensive income to net income	-	(2)	(2)
Net current-period other comprehensive
income	-	44	44
Balance at September 30, 2021 (Successor) (1)	$-	$44	$44

(1) Pension and OPEB amounts are net of tax of $15 million as of January 1, 2022 and $234 million as of January 1, 2021. The tax impact was $16 million and $12 million as of September 30, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)			Affected Line Item in
	For the three months	For the three months	the Statement Where
Details about Accumulated Other	ended September 30,	ended September 30,	Net Income (Loss)
Comprehensive Loss Components	2022	2021	is Presented
Amortization of OPEB Cost Items Prior-service costs	$4	$2	Income (Loss) before income taxes
Tax impact	-	(1)	Income tax benefit
	$4	$1	Net income (loss)

	Successor		Predecessor
	Amount Reclassified from
	Accumulated Other
	Comprehensive Loss (1)
($ in millions)				Affected Line Item in
	For the nine months	For the five months	For the four months	the Statement Where
Details about Accumulated Other	ended September 30,	ended September 30,	ended April 30,	Net Income (Loss)
Comprehensive Loss Components	2022	2021	2021	is Presented
Amortization of Pension Cost Items Actuarial losses	$-	$-	$(24)	Income (Loss) before income taxes
Tax impact	-	-	5	Income tax benefit
	$-	$-	$(19)	Net income (loss)

Amortization of OPEB Cost Items
Prior-service costs	$10	$3	$10
Actuarial losses	-	-	(5)
	10	3	5	Income (Loss) before income taxes
Tax impact	(2)	(1)	(1)	Income tax benefit
	$8	$2	$4	Net income (loss)

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Components of total pension benefit cost
Service cost	$14	$20
Interest cost on projected benefit obligation	22	26
Expected return on plan assets	(46)	(49)
Amortization of unrecognized loss	-	-
Net periodic pension (benefit)	(10)	(3)
Pension settlement costs	50	-
Pension remeasurement gain	(91)	-
Total pension (benefit)	$(51)	$(3)

	Successor		Predecessor
	Pension Benefits
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Components of total pension benefit cost
Service cost	$55	$33	$32
Interest cost on projected benefit obligation	71	44	31
Expected return on plan assets	(145)	(80)	(61)
Amortization of unrecognized loss	-	-	24
Net periodic pension (benefit) cost	$(19)	$(3)	$26
Pension settlement costs	50	-	-
Pension remeasurement gain	(91)	-	-
Total pension (benefit) cost	$(60)	$(3)	$26

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of income.

The value of our pension plan assets decreased $696 million from $2,655 million at December 31, 2021 to $1,959 million at September 30, 2022. This decrease primarily resulted from changes in the market value of investments of $635 million including plan expenses, and benefit payments to participants of $233 million, partially offset by contributions of $172 million.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

pension benefit cost. During the nine months ended September 30, 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $177 million, which exceeded the settlement threshold of $169 million, and as a result, Frontier recognized non-cash settlement charges totaling $50 million during the nine months ended September 30, 2022.

As a result of pension settlement charges incurred during the period, Frontier remeasured its pension plan obligations resulting in a remeasurement gain of $91 million for the nine months ended September 30, 2022. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

In the first nine months of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its OPEB obligations. This remeasurement resulted in the recognition of a net actuarial gain of $234 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement date. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

The following tables provide the components of total postretirement benefit cost:

	Postretirement
	For the three months ended September 30,	For the three months ended September 30,
($ in millions)	2022	2021

Components of net periodic postretirement benefit cost
Service cost	$3	$4
Interest cost on projected benefit obligation	9	7
Amortization of prior service benefit	(4)	(2)
OPEB remeasurement (gain) loss	(84)	54
Total periodic postretirement (benefit) cost	$(76)	$63

	Successor		Predecessor
	Postretirement
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,
($ in millions)	2022	2021	2021

Components of net periodic postretirement benefit cost
Service cost	$10	$7	$7
Interest cost on projected benefit obligation	23	12	9
Amortization of prior service benefit	(10)	(3)	(10)
OPEB remeasurement (gain) loss	(234)	67	-
Amortization of unrecognized loss	-	-	5
Net periodic postretirement (benefit) cost	$(211)	$83	$11

During the nine months ended September 30, 2022, we capitalized $15 million of pension and OPEB expense into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the four months of April 30, 2021, we capitalized $7 million of pension and OPEB expense into the cost

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

of our capital expenditures, as the costs relate to our engineering and plant construction activities. During the three and five months ended September 30, 2021, we capitalized $6 million and $10 million of pension and OPEB expense, respectively.

(16) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the accelerated fiber build, we have prioritized diversifying our vendor base and finalizing agreements with vendors for relevant labor and materials. Some of these agreements have initial two-year terms with an option to extend for two years through 2025.

In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021, to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate. The deployment deadline was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. Under the FCCs RDOF Phase I auction, Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period.

On July 27, 2022, the Connecticut Public Utility Regulatory Authority (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty Order to Cease and Desist (“NOV”) related to the underground excavation and placement of fiber facilities by Frontier and its contractors in Connecticut. The NOV alleged that Frontier and its contractors failed to comply with certain state excavation regulations which created public safety and compliance issues. The NOV prescribed a fine and ordered Frontier to discontinue certain underground fiber deployment work until the Company submitted a compliance plan to ensure compliance with the applicable regulations. Frontier submitted a compliance and inspection plan consistent with the NOV and paid the fine. On August 26, 2022, PURA approved Frontier’s compliance and inspection plan, and the Company is proceeding with underground fiber deployment in Connecticut.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF Acquisition, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries and aerosol cans at certain California facilities. We are cooperating with this investigation. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

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

A wide range of factors could materially affect future developments and performance, including but not limited to:

•our significant indebtedness, our ability to incur substantially more debt in the future, and covenants in the agreements governing our indebtedness that may reduce our operating and financial flexibility;

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, increased fuel and electricity costs, the cost of borrowing, or other adverse changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the COVID-19 pandemic, natural disasters, economic or political instability or other adverse public health developments;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband customers and 14,746 employees, operating in 25 states as of September 30, 2022. We offer a broad portfolio of communications services for consumer and business customers. These services include data and Internet services, video services, voice services, access services, and advanced hardware and network solutions.

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

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the third quarter of 2022:

•We built fiber to approximately 351,000 locations, resulting in approximately 4.8 million total locations passed with fiber as of September 30, 2022.

•We added 66,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 15.8% versus the third quarter of 2021.

oIn our Base Fiber Network of 3.2 million locations, we achieved broadband penetration of 42.9%, an increase of 140bps from the third quarter of 2021 and approaching our terminal penetration target of 45%.

oIn our Expansion Fiber markets, our target penetration is 15% - 20% after 12 months, 25% - 30% penetration after 24 months, and a terminal penetration of 45%. We have met or exceeded our targets for fiber locations constructed in 2020 and 2021:

•Fiber locations constructed in 2020 reached broadband penetration of 22% and 42% after 12 and 24 months, respectively.

•Fiber locations constructed in 2021 reached penetration of 17% after 12 months, which is within our target range of 15% - 20%.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 4,000 total broadband customer net additions.

•We realized $244 million of gross annualized cost savings as of September 30, 2022, achieving our 2023 target more than one year ahead of plan, and raised our target of gross annualized cost savings to $400 million by the end of 2024.

During the third quarter of 2022, markets remained volatile and the economic outlook remains uncertain. We continue to closely monitor market factors including potential disruptions in our supply chain, tightening labor markets, actual or perceived inflation, increased fuel and electricity costs, the cost of borrowing, and evolution of the ongoing COVID-19 pandemic. We continuously evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

and results of operations. Through September 30, 2022 the overall operational and financial impacts to our business have not been material.

Financial Overview

We reported operating income of $169 million and $284 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $115 million.

We reported operating income of $456 million and Non-GAAP operating income of $841 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $385 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have decreased by $365 million, as compared to the prior year period.

Our operating results decreased primarily due to decreases in subsidy and other revenue, voice and video services and lease impairment charges, partially offset by a reduction in cost of services and depreciation and amortization expense as a result of the lower asset bases established upon our implementation of fresh start accounting and lower video content costs as compared to the corresponding periods in 2021.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the Non-GAAP financial results for the nine months ended September 30, 2022, as compared to the financial results for the nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended September 30,
(Customer and Employee Metrics in thousands)	2022	2021	% Change
Customers
Consumer	3,142	3,173	(1)%

Consumer Customer Metrics
Net customer additions (losses)	(17)	(23)	(26)%
ARPC	$83.05	$83.77	(1)%
Customer Churn	1.76%	1.64%	7%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,502	1,292	16%
Business customers	104	95	9%
Consumer net customer additions	64	29	121%
Consumer customer churn	1.60%	1.56%	3%
Consumer customer ARPU	$62.97	$63.35	(1)%
Copper Broadband
Consumer customers	1,105	1,264	(13)%
Business customers	120	138	(13)%
Consumer net customer additions (losses)	(58)	(33)	76%
Consumer customer churn	2.02%	1.89%	7%
Consumer customer ARPU	$49.65	$45.44	9%

Other Metrics
Employees	14,746	15,803	(7)%

		For the nine months ended September 30,
	(Customer and Employee Metrics in thousands)	2022	2021	% Change
	Consumer Customer Metrics
	Net customer additions (losses)	(23)	(92)	(75)%
	ARPC	$82.68	$85.49	(3)%
	Customer Churn	1.55%	1.54%	1%

	Broadband Customer Metrics (1)
	Fiber Broadband
	Consumer net customer additions	166	54	207%
	Consumer customer churn	1.41%	1.50%	(6)%
	Consumer customer ARPU	$62.84	$62.38	1%
	Copper Broadband
	Consumer net customer additions (losses)	(129)	(85)	52%
	Consumer customer churn	1.76%	1.73%	2%
	Consumer customer ARPU	$47.93	$44.47	8%

(1)	Amounts presented exclude related metrics for our wholesale customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customers

We experienced a decrease in customers of approximately 1% as of September 30, 2022, as compared to the prior year period.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $0.72, or 1%, to $83.05 for the three months ended September 30, 2022, compared to the prior year period; and decreased $2.81, or 3%, to $82.68 for the nine months ended September 30, 2022, compared to the prior year period.

The decrease for the quarter ended September 30, 2022, was primarily a result of decreased video services and consumer voice services, slightly offset by increased fiber data as well as price adjustments and promotional roll-offs on our voice, data and video services. The moderate decline in ARPC is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have been a material part of the overall ARPC. In our expansion markets, we expect fiber broadband penetration of 15% and 20% within 12 months and 25% - 30% after 24 months.

Fiber Broadband Customers

We have initiated an investment strategy focused on expanding and improving our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

Although still in the early stages of this fiber investment strategy, results are promising. The quarter ended September 30, 2022 represents the thirteenth consecutive quarter of positive consumer fiber net adds. For the quarter ended September 30, 2022, Frontier added 64,000 consumer fiber broadband customers compared to 29,000 for the three months ended September 30, 2021. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, Frontier added 2,000 and 8,000 business fiber broadband customers compared to zero net additions for both the three and nine months ended September 30, 2021.

Our focus on expanding and improving our fiber network is contributing to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.60% for the three months ended September 30, 2022, compared to 1.56% for the prior year period. Improvements in customer churn due to increased focus at key customer touchpoints such as installation, first bill, end of promotion periods, and improved retention activities associated with inflation-related pricing actions, were offset by increases in involuntary related churn.

The average monthly consumer fiber broadband revenue per customer (“Consumer ARPU”) decreased $0.38 to $62.97 for the three months ended September 30, 2022, compared to the prior year period, as the positive impacts of price increases and customers adopting faster speed tiers were offset by the negative impacts of gift cards and auto-pay discounts. During the three months ended September 30, 2022 we had a greater degree of gift card issuances than we did in the prior year quarter. Gift cards had a negative impact to consumer fiber broadband ARPU of $1.66 for the three months ended September 30, 2022, as compared to $0.24 for the three months ended September 30, 2021.

Consumer ARPU increased $0.46 to $62.84 for the nine months ended September 30, 2022, compared to the prior year period, primarily due to price increases and shifting mix towards higher speed tiers, a shift which has accelerated since the launch of our 2 gigabit offering on February 22, 2022. Gift cards had a negative impact to ARPU of $1.38 for the nine months ended September 30, 2022, as compared to $0.08 for the nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Copper Broadband Customers

For the three months ended September 30, 2022, Frontier lost 58,000 consumer copper broadband customers compared to a loss of 33,000 for the three months ended September 30, 2021.

Consumer copper broadband customer losses were 129,000 for the nine months ended September 30, 2022, compared to a loss of 85,000 for the nine months ended September 30, 2021.

For the three months ended September 30, 2022, Frontier lost 4,000 business copper broadband customers compared to a loss of 4,000 in the three months ended September 30, 2021. Business copper broadband customers losses were 13,000 in the nine months ended September 30, 2022, compared to a loss of 14,000 in the nine months ended September 30, 2021.

Our average monthly consumer copper broadband churn was 2.02% for the three months ended September 30, 2022, compared to 1.89% in the three months ended September 30, 2021. Consumer copper broadband churn was 1.76% for the nine months ended September 30, 2022, compared to 1.73% in the nine months ended September 30, 2021. The increase in consumer copper broadband churn was driven by the impact of copper to fiber migration activities in newly built fiber areas, the rationalization of our copper acquisition strategy, and adverse weather.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	For the three months ended September 30,	For the three months ended September 30,
	2022	2021	% Change
Data and Internet services	$848	$834	2%
Voice services	369	411	(10)%
Video services	127	149	(15)%
Other	82	99	(17)%
Revenue from contracts with customers	1,426	1,493	(4)%
Subsidy and other revenue	18	83	(78)%
Revenue	1,444	1,576	(8)%

Operating expenses:
Cost of Service	544	590	(8)%
Selling, general, and administrative expenses	431	421	2%
Depreciation and amortization	296	273	8%
Restructuring costs and other charges	4	8	(50)%
Total operating expenses	$1,275	$1,292	(1)%

Operating income	169	284	(40)%

Consumer	785	800	(2)%
Business and wholesale	641	693	(8)%
Revenue from contracts with customers	$1,426	$1,493	(4)%

Fiber revenue	691	684	1%
Copper revenue	735	809	(9)%
Revenue from contracts with customers	$1,426	$1,493	(4)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

	Successor		Predecessor	Non-GAAP Combined
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,	For the nine months ended September 30,
	2022	2021	2021	2021	% Change
Data and Internet services	$2,531	$1,390	$1,125	$2,515	1%
Voice services	1,136	694	647	1,341	(15)%
Video services	398	254	223	477	(17)%
Other	245	161	125	286	(14)%
Revenue from contracts with customers	4,310	2,499	2,120	4,619	(7)%
Subsidy and other revenue	40	138	111	249	(84)%
Revenue	4,350	2,637	2,231	4,868	(11)%

Operating expenses:
Cost of Service	1,643	986	830	1,816	(10)%
Selling, general, and administrative expenses	1,293	690	537	1,227	5%
Depreciation and amortization	870	452	506	958	(9)%
Restructuring costs and other charges	88	19	7	26	238%
Total operating expenses	$3,894	$2,147	$1,880	$4,027	(3)%

Operating income	456	490	351	841	(46)%

Consumer	2,352	1,343	1,133	2,476	(5)%
Business and wholesale	1,958	1,156	987	2,143	(9)%
Revenue from contracts with customers	$4,310	$2,499	$2,120	$4,619	(7)%

Fiber revenue	2,048	1,139	903	2,042	0%
Copper revenue	2,262	1,360	1,140	2,500	(10)%
Non-network specific revenue	-	-	77	77	(100)%
Revenue from contracts with customers	$4,310	$2,499	$2,120	$4,619	(7)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	Successor
	For the three months	For the three months
	ended September 30,	ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Fiber	$691	$684	$7	1%
Copper	735	809	(74)	(9)%
Revenue from contracts with customers (1)	1,426	1,493	(67)	(4)%
Subsidy revenue	18	83	(65)	(78)%
Total revenue	$1,444	$1,576	$(132)	(8)%

	Successor	Non-GAAP Combined
	For the nine months	For the nine months
	ended September 30,	ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Fiber	$2,048	$2,042	$6	0%
Copper	2,262	2,500	(238)	(10)%
Other (2)	-	77	(77)	(100)%
Revenue from contracts with customers (1)	4,310	4,619	(309)	(7)%
Subsidy revenue	40	249	(209)	(84)%
Total revenue	$4,350	$4,868	$(518)	(11)%

(1)Includes lease revenue of $15 million and $16 million for the three months ended September 30, 2022 and 2021, respectively. Lease revenue was $48 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively.

(2)Includes USF fees that, in conjunction with the application of fresh start accounting, are now recorded net.

Our revenue streams are primarily generated by recurring data, voice, and video services delivered over either our copper or fiber network. Revenues are considered copper or fiber based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, we are experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue due to strong fiber demand and the migration of customers from copper to fiber once the fiber network is available.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue for our consumer and business and wholesale customers was as follows:

	Successor
	For the three months ended September 30,	For the three months ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Consumer	$785	$800	$(15)	(2)%
Business and wholesale	641	693	(52)	(8)%
Revenue from contracts with customers (1)	1,426	1,493	(67)	(4)%
Subsidy and other revenue	18	83	(65)	(78)%
Total revenue	$1,444	$1,576	$(132)	(8)%

	Successor	Non-GAAP Combined
	For the nine months ended September 30,	For the nine months ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Consumer	$2,352	$2,476	$(124)	(5)%
Business and wholesale	1,958	2,143	(185)	(9)%
Revenue from contracts with customers (1)	4,310	4,619	(309)	(7)%
Subsidy and other revenue	40	249	(209)	(84)%
Total revenue	$4,350	$4,868	$(518)	(11)%

(1)Includes lease revenue of $15 million and $16 million for the three months ended September 30, 2022 and 2021, respectively. Lease revenue was $48 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiative are resulting in a migration of our customer base to fiber.

•We lost 17,000 and 23,000 consumer customers in the three months ended September 30, 2022 and 2021.

•We lost 23,000 and 92,000 consumer customers in the nine months ended September 30, 2022 and 2021.

•Our loss in 2022 includes net gains of consumer broadband customers of 6,000 and 37,000 for the three and nine months ended September 30, 2022.

•Our improvement in consumer broadband customers is a direct result of our fiber initiatives.

For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021:

•We experienced 2% decline in consumer revenues for the three months ended September 30, 2022, driven by a 1% decrease in ARPC, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, consumer revenues declined 5% driven by a 3% decrease in ARPC and 1% decline in the number of customers as compared to the same period in 2021. This decline was driven predominantly as a result of decreases in voice, video and copper broadband, offset by increases in fiber broadband. The Company’s fiber initiative will result in our revenue mix continuing to move to fiber broadband.

•We experienced 14% and 13% improvement in consumer fiber broadband revenues for the three and nine months ended September 30, 2022, respectively. This improvement is a result of our fiber initiative which resulted in net adds of 210,000 customers during the twelve month period, and our continued focus on product positioning in both new and existing markets which resulted in ARPU decline of $0.38 and improvement of $0.46 for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. ARPU for both periods of 2022 were impacted by credits issued to incentivize customers to auto-pay bills and by the issuance of gift cards as part of our acquisition offers.

•We experienced approximately 3% and 3% decline in consumer copper broadband revenues for the three and nine months ended September 30, 2022. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three and nine months ended September 30, 2022, we experienced an 8% and 9% decline in our business and wholesale revenues, respectively. Business revenues declined primarily due to the secular pressures in copper voice revenue as well as the loss of equipment revenue associated with the sale of our equipment subsidiary. Wholesale revenues declined primarily due to secular pressures in copper voice revenue, legacy circuit revenue, and lower rates for our network access services charged to our wholesale customers for the nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Revenue by product and service type was as follows:

	For the three months ended September 30,	For the three months ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Data and Internet services	$848	$834	$14	2%
Voice services	369	411	(42)	(10)%
Video services	127	149	(22)	(15)%
Other	82	99	(17)	(17)%
Revenue from contracts with customers (1)	1,426	1,493	(67)	(4)%
Subsidy and other revenue	18	83	(65)	(78)%
Total revenue	$1,444	$1,576	$(132)	(8)%

	Successor	Non-GAAP Combined
	For the nine months ended September 30,	For the nine months ended September 30,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)
Data and Internet services	$2,531	$2,515	$16	1%
Voice services	1,136	1,341	(205)	(15)%
Video services	398	477	(79)	(17)%
Other	245	286	(41)	(14)%
Revenue from contracts with customers (1)	4,310	4,619	(309)	(7)%
Subsidy and other revenue	40	249	(209)	(84)%
Total revenue	$4,350	$4,868	$(518)	(11)%

(1)Includes lease revenue of $15 million and $16 million for the three months ended September 30, 2022 and 2021, respectively. Lease revenue was $48 million and $47 million for the nine months ended September 30, 2022 and 2021, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the nine months ended
Data and Internet services revenue, September 30, 2021	$834	$2,515
Change in fiber broadband revenue	38	101
Change in copper broadband revenue	(9)	(31)
Change in other data and Internet services	(15)	(52)
Impact of fresh start accounting	-	(2)
Data and Internet services revenue, September 30, 2022	$848	$2,531

Upon emergence from bankruptcy, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a decline in revenue recognition.

The revenue growth was primarily driven by a 6% and 5% improvement in our broadband revenue offset by declines in other data revenue for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The other data revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits. The period over period decrease in data and Internet services revenue continued to improve for the three and nine months ended September 30, 2022, as a result of the Company’s initiatives.

Voice Services

The Company provides voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification and voice messaging services.

($ in millions)	For the three months ended	For the nine months ended
Voice services revenue, September 30, 2021	$411	$1,341
Change in other voice services revenue	(42)	(129)
Impact of fresh start accounting	-	(76)
Voice services revenue, September 30, 2022	$369	$1,136

Upon implementation of fresh start accounting policies, Frontier is recording both revenue and expense related to Universal Service Fund (“USF”) surcharges on a net basis, as opposed to recording each on a gross basis prior to emergence. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

Video Services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provided through Dish. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. The Company has made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options. We are partnering with OTT video providers and expect this to grow as OTT options are offered with our broadband products.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the nine months ended
Video services revenue, September 30, 2021	$149	$477
Change in video services revenue	(22)	(71)
Impact of fresh start accounting	-	(8)
Video services revenue, September 30, 2022	$127	$398

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

($ in millions)	For the three months ended	For the nine months ended
Other revenue, September 30, 2021	$99	$286
Change in other services revenue	(17)	(49)
Impact of fresh start accounting	-	8
Other revenue, September 30, 2022	$82	$245

Under our fresh start accounting policies, we have classified the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $14 million for the nine months ended September 30, 2022. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $6 million decline in revenue recognized for the nine months ended September 30, 2022, as compared to the prior year periods. After adjusting for the impacts of these policy changes, other customer services revenue declined $49 million for the nine months ended September 30, 2022. These decreases were primarily driven by reductions in CPE sales, late payment fees, early termination fees and reconnect fees.

Subsidy and other revenue

Subsidy and other revenue decreased for the three and nine months ended September 30, 2022, compared to the prior year period, primarily due to the completion of the CAF II program in 2021.

($ in millions)	For the three months ended	For the nine months ended
Subsidy and other revenue, September 30, 2021	$83	$249
Change in CAF II subsidies	(74)	(231)
Change in RDOF, subsidy, and other services revenue	9	17
Impact of fresh start accounting	-	5
Subsidy and other revenue, September 30, 2022	$18	$40

As a result of a fresh start accounting policy change, certain governmental grants that were historically presented on a net basis as part of capital expenditures, are presented on a gross basis and included in subsidy, resulting in increases to subsidy and other revenue of $5 million for the nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

	For the three months	For the three months
($ in millions)	ended September 30,	ended September 30,	($)%
	2022	2021	Variance	Variance
Operating expenses:
Cost of Service	$544	$590	$(46)	(8)%
Selling, general, and administrative expenses	431	421	10	2%
Depreciation and amortization	296	273	23	8%
Restructuring costs and other charges	4	8	(4)	(50)%
Total operating expenses	$1,275	$1,292	$(17)	(1)%

	Successor	Non-GAAP Combined
	For the nine months	For the nine months
($ in millions)	ended September 30,	ended September 30,	($)%
	2022	2021	Variance	Variance
Operating expenses:
Cost of Service	$1,643	$1,816	$(173)	(10)%
Selling, general, and administrative expenses	1,293	1,227	66	5%
Depreciation and amortization	870	958	(88)	(9)%
Restructuring costs and other charges	88	26	62	238%
Total operating expenses	$3,894	$4,027	$(133)	(3)%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude network related expenses, depreciation and amortization, and employee related expenses.

As a result of the fresh start accounting policy change to account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, cost of service decreased by $84 million for the nine months ended September 30, 2022. After adjusting for this fresh start change, cost of service declined $89 million for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs. These decreases more than offset higher fuel and energy prices, and outside service rate increases resulting from increased inflation.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and the related costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, SG&A expenses were $14 million higher for the nine months ended September 30, 2022. Additionally, as a result of fresh start accounting policy changes, we have expensed $17 million of certain administrative items that were previously capitalized by the predecessor for nine months ended September 30, 2022. After adjusting for the fresh start impacts, SG&A expenses increased by $35 million for the nine months ended September 30, 2022. This increase was primarily a result of transformational investments that are non-recurring such as rebranding costs, higher professional services and recruiting fees, partially offset by a non-recurring $11 million sales tax refund in 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Pension and Other Postretirement Employee Benefit (OPEB) costs

Frontier allocates certain pension/OPEB expense to Cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

($ in millions)	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Total pension/OPEB expenses	$17	$24
Less: costs capitalized into capital expenditures	(4)	(6)
Net pension/OPEB costs	$13	$18

	Successor	Non-GAAP Combined
($ in millions)	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Total pension/OPEB expenses	$65	$79
Less: costs capitalized into capital expenditures	(15)	(17)
Net pension/OPEB costs	$50	$62

Depreciation and amortization

As a result of fresh start accounting, both Frontier’s fixed assets and intangible assets were adjusted to fair value as of the Effective Date. These changes decreased the carrying value of its fixed assets and increased the carrying value of its intangible assets. For the three and nine months ended September 30, 2022, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Effective Date, workforce reductions, transformation initiatives, lease impairment costs, and other restructuring expenses.

For the three months ended September 30, 2022, restructuring costs and other charges decreased due to lower severance and employee costs resulting from workforce reductions of $3 million, and lower costs related to other restructuring activities of $1 million.

For the nine months ended September 30, 2022, restructuring costs and other charges increased due to $44 million of lease impairment costs from the strategic exit of certain facilities, $35 million of severance and employee costs resulting from workforce reductions, and $9 million of costs related to other restructuring activities. Of the $35 million in severance and employee costs, approximately $26 million related to the second quarter of 2022, as a result of larger workforce reductions in that period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,	For the three months ended September 30,	$	%
($ in millions)	2022	2021	Variance	Variance

Investment and other income (loss), net	$211	$(37)	$248	NM
Pension settlement costs	$(50)	$-	$(50)	100%
Interest expense	$(135)	$(90)	$(45)	50%
Income tax expense	$75	$31	$44	142%

	Successor		Predecessor	Non-GAAP Combined
	For the nine months ended September 30,	For the five months ended September 30,	For the four months ended April 30,	For the nine months ended September 30,	$	%
($ in millions)	2022	2021	2021	2021	Variance	Variance

Investment and other income (loss), net	$410	$(39)	$1	$(38)	$448	NM
Pension settlement costs	$(50)	$-	$-	$-	$(50)	100%
Reorganization items, net	$-	$-	$4,171	$4,171	$(4,171)	(100)%
Interest expense	$(356)	$(152)	$(118)	$(270)	$(86)	32%
Income tax expense (benefit)	$174	$74	$(136)	$(62)	$236	(381)%

NM - Not meaningful

Investment and other income (loss), net

Investment and other income, net increased by $248 million and $448 million for the three and nine months ended September 30, 2022, respectively. These increases were driven by remeasurement gains for our other postretirement benefit obligation of $84 million for the three months ended September 30, 2022 and $234 million for the nine months ended September 30, 2022. Additionally, we recorded a remeasurement gain related to our pension plan of $91 million during the three months ended September 30, 2022.

We had additional increases as a result of favorable changes in our non-operating pension and other postretirement costs of $55 million and $99 million for the three and nine months ended September 30, 2022, respectively, as compared to the prior year periods.

Pension settlement

During the nine months ended September 30, 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $177 million, which exceeded the settlement threshold of $169 million, and as a result, Frontier recognized non-cash settlement charges totaling $50 million for the nine months ended September 30, 2022.

Reorganization items, net

We incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During the nine months ended September 30, 2021, Frontier recognized $4,171 million in reorganization items associated with the restructuring of our balance sheet.

Interest expense

For the three and nine months ended September 30, 2022, interest expense increased $45 million and $86

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

million, as compared to the same periods in 2021. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense

During the three months ended September 30, 2022, we recorded income tax expense of $75 million on pre-tax income of $195 million. During the three months ended September 30, 2021, we recorded income tax expense of $31 million on pretax income of $157 million.

During the nine months ended September 30, 2022 we recorded income tax expense of $174 million on pre-tax income of $460 million. During the five months ended September 30, 2021, we recorded income tax expense of $74 million on pre-tax income of $299 million. During the four months ended April 30, 2021, we recorded an income tax benefit of $136 million on pre-tax income of $4,405 million.

Our effective tax rates for the three and nine months ended September 30, 2022 were 38.5% and 37.8%, respectively. The effective rate increased as a result of increases to the state rate due to valuation allowances in certain states, arising from non-deductible interest expense primarily related to our $1.2 billion first lien note issuance. Our effective tax rates for the five months ended September 30, 2021 and the four months ended April 30, 2021 were 24.7% and (3.1%), respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of September 30, 2022, we had liquidity of approximately $3,322 million, comprised of cash and cash equivalents of $230 million, $2,325 million of short-term investments consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and our available capacity on our undrawn revolving credit facility of $767 million.

Analysis of Cash Flows

As of September 30, 2022, we had unrestricted cash and cash equivalents aggregating $230 million. For the nine months ended September 30, 2022, we used cash flow from operations, cash on hand, and cash from prior year borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

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

As of September 30, 2022, we had a working capital surplus of $1,101 million compared to a $1,237 million surplus at December 31, 2021. The primary driver for the change in the working capital surplus at September 30, 2022 was an increase in short-term investments, accounts payable and accrued interest.

Cash Flows from Operating Activities

Cash flows provided from operating activities increased $712 million to $1,041 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The overall increase in operating cash flows was primarily the result of changes in working capital.

We paid $7 million in net cash taxes during the nine months ended September 30, 2022 and $36 million in Non-GAAP combined net cash taxes during the Non-GAAP combined nine months ended September 30, 2021.

Cash Flows from Investing Activities

Cash flows used in investing activities were $4,178 million for the nine months ended September 30, 2022, compared to Non-GAAP combined cash flows used in investing activities of $1,135 million for the corresponding period in 2021. Given the long-term nature of our fiber build, as of September 30, 2022, we have invested $2,325 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the nine months ended September 30, 2022 and 2021, our capital expenditures were $1,860 million and $1,146 million, respectively. Approximately 57% of our capital expenditures in the first nine months of 2022 related to fiber network projects. The increase in capital expenditures was driven by increased spending for fiber upgrades to our existing copper network, a trend that we expect to continue as we execute our strategy of investing in our fiber network. In addition to the capital expenditures noted above, we had a balance of $431 million in “Accounts payable” on our consolidated balance sheet related to capital expenditures that had not been paid as of September 30, 2022.

Cash Flows from Financing Activities

Cash flows provided from financing activities increased $1,039 million to $1,219 million for the nine months ended September 30, 2022 as compared to the Non-GAAP combined corresponding period in 2021. The increase in financing activities was primarily driven by $1,200 million proceeds from long-term debt borrowings partially offset

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

by financing costs, lease obligations payments, long-term debt principal payments and other costs.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $133 million of revolver Letters of Credit.)

On May 12, 2022, Frontier Holdings entered into an amendment to its Revolving Facility which, among other things, increased the Revolving Facility by an additional $275 million, to a total of $900 million in aggregate principal amount of revolving credit commitments, and provided that the Revolving Facility be amended to reflect Secured Overnight Financing Rate “SOFR” based interest rates (including a customary spread adjustment). We anticipate that Frontier Holdings will transition to SOFR based borrowing under its Term Loan Facility, in accordance with the terms thereof, upon the final phase out of LIBOR at the end of June 2023. We do not expect this transition to materially impact the amount of interest payments under the Term Loan Facility.

Our Amended and Restated Credit Agreement, including our $1,453 million Term Loan Facility and $900 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 8 to the financial statements contained in Part I of this report.

During the nine months ended September 30, 2022, we paid $286 million of cash interest. Our long-term debt is described in detail in Note 8 to the financial statements contained in Part I of this report.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2022, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments. A number of factors, including but not limited to, losses of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

Net Operating Losses

In connection with Frontier’s emergence from bankruptcy, we consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the NOLs were utilized in offsetting gains from the disposition, certain of the NOLS were extinguished as part of attribute reduction and certain subsidiary NOLS were carried over. Under Section 338(h)(10) of the Code, Predecessor and Successor made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in net operating losses on a go forward basis. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Future Commitments

See “Regulatory Developments” immediately below for information regarding Frontier’s known and potential future commitments related to our participation in the FCC’s CAF Phase II program and RDOF Phase I auction.

Regulatory Developments

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021, to make available 10 Mbps downstream/1 Mbps upstream broadband service to households across some of the 25 states where we operate. The deployment deadline was December 31, 2021, and final review and audit of households is not complete. To the extent it is determined we did not enable the required number of households with 10 Mbps downstream/1 Mbps upstream broadband service or we were unable to satisfy other CAF Phase II requirements, Frontier will be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

On January 30, 2020, the FCC adopted an order establishing RDOF, a competitive reverse auction to provide support to serve high cost areas. Under the FCC’s RDOF Phase I auction, Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier began receiving funding under RDOF in the second quarter of 2022 and will be required to complete the buildout to these locations by December 31, 2028, with interim target milestones over this period.

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

Environmental Regulation: The subsidiaries we operate are subject to federal, state, and local laws, and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2022, 84% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2022. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.45 billion term loan facility has a floating interest rate at September 30, 2022. The annual impact of a 100 basis point change in LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Interest income from cash invested in term deposits offsets the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

The discount rate assumption for our pension benefit obligation is determined at least annually, or when required, with assistance from our actuaries.  The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2021, the discount rate was 2.90%. As of September 30, 2022, the discount rate is 5.60% which was updated in connection with the September 30, 2022 remeasurement.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2021, the discount rate was 3.00%. The discount rate was updated in connection with the remeasurements in February, May, July and September of 2022. As of September 30, 2022, the discount rate is 5.60% which was updated in connection with the September 30, 2022 remeasurement.

At September 30, 2022, the fair value of our debt was estimated to be approximately $8.02 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.366% and our overall weighted average maturity was approximately seven years. Refer to Note 8 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2022 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets decreased $696 million from $2,655 million at December 31, 2021 to $1,959 million at September 30, 2022. This decrease primarily resulted from changes in the market value of investments of $635 million including plan expenses, and benefit payments to participants of $233 million, partially offset by contributions of $172 million. While there is a significant reduction in the assets of the pension plan, the related liability is also expected to decrease due to increases in the related discount rate.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

While there is a significant reduction in the assets of the pension plan, discount rates have risen by 270 basis points from 2.90% as of December 31, 2021, to 5.60% as of September 30, 2022. If these discount rates remain in effect through the end of 2022, the projected benefit obligation at December 31, 2022 would be lower by $930 million compared to the projected benefit obligation at December 31, 2021. On the funding side, a sustained pension asset loss could result in a reduced funding percentage and an increased minimum required contribution for the 2023 plan year.

Item 4. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2022, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in an evaluation thereof that occurred during the first nine months of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 27, 2022, the Connecticut Public Utility Regulatory Authority (“PURA”) issued a Notice of Violation and Assessment of Civil Penalty Order to Cease and Desist (“NOV”) related to the underground excavation and placement of fiber facilities by Frontier and its contractors in Connecticut. The NOV alleged that Frontier and its contractors failed to comply with certain state excavation regulations which created public safety and compliance issues. The NOV prescribed a fine and ordered Frontier to discontinue certain underground fiber deployment work until the Company submitted a compliance plan to ensure compliance with the applicable regulations. Frontier submitted a compliance and inspection plan consistent with the NOV and paid the fine. On August 26, 2022, PURA approved Frontier’s compliance and inspection plan, and the Company is proceeding with underground fiber deployment in Connecticut.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: November 2, 2022