Form 10-K
period 2022-12-31
Frontier Communications Parent, Inc.
filed 2023-02-24
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Smaller Reporting Company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, based on the closing price per share on such date was $5.77 billion. The number of shares outstanding of the registrant's common stock as of February 21, 2023 was 245,040,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “Frontier”, “we,” “us” or “our” shall refer to Frontier Communications Parent, Inc.

Item 1.	Business

Overview

Frontier is a leading communications and technology provider offering gigabit speeds that empower and connect 2.8 million broadband subscribers in 25 states as of December 31, 2022. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Rallied around our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Our investment strategy is underpinned by the rapid growth in demand for high-speed broadband, with data usage per household expected to grow significantly through higher, over-the-top video consumption, more connected devices per household, and increased demand for upstream data (e.g., videoconferencing and gaming). We believe that our ability to provide symmetrical high-speed connectivity through our fiber-optic technology provides competitive advantages, and that we are well positioned to meet this growing demand with faster upload and download speeds, and lower latency than our competition.

For the year ended December 31, 2022, approximately 48% of our total revenue was attributable to activities related to our fiber-optic products with 51% of revenue related to our copper products. We generated revenue of approximately $5.8 billion for the year ended December 31, 2022.

Revenue by Product	Revenue by Customer	Revenue by Technology

2022 was a pivotal year for Frontier. We continued Building Gigabit America at a record pace, with substantial progress in executing on our four key strategic priorities: build fiber, sell fiber, improve the customer experience, and simplify operations.

Key milestone accomplishments against these four levels of value creation in 2022 include:

•Fiber Deployment: We exceeded our initial 2022 plan, building fiber to approximately 1.2 million locations. As of December 31, 2022, we had approximately 5.2 million total locations passed with fiber, surpassing the halfway mark to our goal of 10 million total locations. Our build plan is solidified by multi-year agreements with key labor and equipment partners. As our expansion grows over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

The following table shows the number of consumer fiber passings as of December 31, 2022:

(1) Consumer and business locations with fewer than 5 units per location.

•Fiber Penetration: We strive to deliver new best-in-market products to meet customer demands and increase penetration across our fiber footprint. We are targeting terminal penetration of 45% or higher in markets we have passed with fiber.

In 2022, we added a record 250,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 17% as compared to the fourth quarter of 2021. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 40,000 total broadband customer net additions in 2022.

These record fiber broadband net additions resulted in rising fiber broadband customer penetration across our footprint.

oIn our Base Fiber footprint, which consists of the 3.2 million locations that we passed with fiber at the end of 2019, penetration increased to 43.2% at the end of 2022, up from 41.9% from the end of 2021.

oIn our Expansion Fiber footprint, our target penetration is 15% - 20% after 12 months, 25% - 30% penetration after 24 months, and a terminal penetration of at least 45%. We have met or exceeded our targets for fiber locations constructed in 2020 and 2021:

oFiber locations constructed in 2020 reached broadband penetration of 22% and 31% after 12 and 24 months, respectively.

oFiber locations constructed in 2021 reached broadband penetration of 18% after 12 months.

Expansion fiber penetration meeting or exceeding targets

•Customer Experience: We are focused on delivering an exceptional experience for our customers. In 2022, significant progress included:

oFiber Net Promoter Score (NPS) increased 10 points, from +9 points at the end of 2021 to +19 points at the end of 2022.

oFiber broadband churn improved 7 basis points from 1.45% in 2021 to 1.38% in 2022.

oWe launched our reinvented brand in April 2022.

oWe introduced our new customer app in November 2022.

oWe launched our 2 Gbps (Gigabits per second) fiber product offering in February 2022, and our 5 Gbps fiber product offering in January 2023.

•Operational Efficiency: Across the entire company, we have identified opportunities to simplify and digitize our operations. We achieved our annualized gross run rate cost savings target of approximately $250 million more than one year ahead of plan. As of December 31, 2022, we had realized $336 million of gross annualized cost savings.

Customers

We deliver communications and technology services to consumer and business customers.

Consumer

Our consumer customers are residential customers in single or multiple dwelling units. We provide broadband, video, voice and other services and products to our consumer customers over both fiber and copper-based networks.

Business

Our business customers include larger enterprise customers, small and medium businesses (“SMB”), and wholesale customers.

oLarger Enterprise: These customers consist of Fortune 1000, multi-location companies, large government entities, large educational institutions, and non-profits.

oSmall and Medium Business: These customers consist of single or multi-location companies and mid-sized government entities, educational institutions, and non-profits.

oWholesale: These customers are often referred to as carriers or service providers and include national operators, cellular companies, and local exchange companies. These companies need to access locations within Frontier’s footprint to offer local services, wireless carriers, and integrated carriers that offer a variety of services across all these categories. Wholesale customers buy both voice and data services to supplement their own network infrastructure.

Services

We offer a broad portfolio of communications and technology services for consumer and business customers. These services are offered on either a standalone basis or in a bundled package, per individual customer needs. Services that we offer to our SMB and larger enterprise customers include broadband, ethernet, traditional circuit-based services, software defined wide area network (“SDWAN”), managed Wi-Fi and cloud IT solutions, voice, and Unified Communications as a Service (“UCaaS”), and Voice over Internet Protocol (“VoIP”). We also offer these customers advanced hardware and network solutions and services.

Data and Internet Services: We offer a comprehensive range of broadband and networking services. The principal consumer service we provide is broadband internet. Business services include a complete portfolio of ethernet services, dedicated Internet, SDWAN, managed Wi-Fi, time division multiplexing data transport services, and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also offer wireless broadband services (through unlicensed Spectrum) in select markets utilizing networks that we own or operate.

Voice Services: We offer voice services, including data-based VoIP and UCaaS, long-distance and voice messaging services, to consumer and business customers in all our markets. These services are billed monthly in advance. Long-distance service to and from points outside our operating properties are provided by interconnection with the facilities of inter-exchange carriers. Our long-distance services are billed in advance for unlimited use service and billed in arrears for services on a per minute-of-use basis.

We also offer packages of communications services. These packages permit customers to bundle their products and services, including voice service, video and Internet services, and other product offerings.

Video Services: We provide video services under the Frontier TV brand in portions of California, Indiana, Texas, and Florida and under the Vantage brand in portions of Connecticut, North Carolina, South Carolina, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under various agency relationships with satellite providers.

Access Services: We offer a range of access services. Our switched access services allow other carriers to use our facilities to originate and terminate their local and long-distance voice traffic. These services are generally offered on a month-to-month basis and the service is billed primarily on a minutes-of-use basis. Switched access charges are based on access rates filed with the Federal Communications Commission (“FCC”) for interstate services, and with the respective state regulatory agency for intrastate services. See “Regulatory Environment” below.

Advanced Hardware and Network Solutions: We offer our SMB and larger enterprise customers various hardware and network solutions utilizing cloud functionality, including end-to-end solutions like cloud managed services and Managed Wireless LAN. We offer third-party communications equipment tailored to their specific business needs through partnering with other providers.

Network Architecture and Technology

Our local exchange carrier networks consist of host central office and remote sites, primarily equipped with digital and Internet Protocol switches. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices, and ultimately, with our customers. We own fiber optic and copper cable, which have been deployed in our networks and are the primary transport technologies between our host and remote central offices, and interconnection points with other communication carriers.

We have expanded and enhanced our fiber-optic and copper transport systems to support increasing demand for high bandwidth transport services. Our core fiber network is currently capable of 10 Gpbs and requires limited capital investment to enable faster speeds. We routinely enhance our networks and upgrade with the Internet protocol transport and routing equipment, reconfigurable optical add/drop multiplexers transport systems, passive optical network, ultra-high speed digital subscriber line broadband equipment, and VoIP switches. These systems support advanced services such as ethernet, dedicated Internet, VoIP, and SDWAN.

We connect to households and business locations in our service territory using fiber-optic, copper, or wireless technologies. In some cases, we provide direct fiber into a residence (fiber-to-the-home) or on business premises. In other cases, a location is served with a combination of fiber and copper. We provide data, video, and voice services to customers over both architectures. Additionally, fixed wireless broadband (FWB) is part of our broadband strategy and is deployed for some business ethernet services. FWB is delivered by the use of an antenna at a Frontier base location and another antenna at the customer location.

Competition

Competition within the communications industry is intense. For the vast majority of our locations passed, we currently face competition from no more than one wireline competitor. In addition, we operate in many dense, urban markets with favorable demographic characteristics that correlate to higher broadband usage. As an example, we have a strong presence in Texas and Florida, the two states in the U.S. with the highest population gains from 2010 to 2021. Given our footprint, we believe we are well positioned to capitalize on attractive demographic trends.

However, technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers, including Frontier. More market participants are now competing to meet the communications needs of the same customer base, thus increasing competitive pressures. We face competition from cable, wireless and wireline carriers, satellite, fiber “overbuilders” and Over-the-Top (“OTT”) companies. Many of these service providers are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years. Many of our competitors are larger, have stronger brand recognition, have more service offerings, and have greater financial resources than we currently do. All of these factors create potential downward pressure on the demand for and pricing of our services. Competition includes the following:

-Cable Operators: In a majority of our markets, cable operators offer high speed Internet, video, and voice services, and compete with us aggressively for consumer and business customers on speed and price, primarily by marketing with significant promotional period pricing.

-Wireless Carriers: Wireless operators offer broadband, video and voice services and compete with us for consumer and business customers by offering increasingly larger data packages that utilize the latest 5G technology to mobile customers. As a result, the percentage of premises with landline telephone service has been declining, a trend we expect will continue.

-Online Video Providers: Many consumers are opting for OTT video services rather than traditional, multi-channel video. In response, we have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services. Additionally, we have developed partnerships with leading OTT providers to offer their services to our customers. The percentage of premises with a traditional, multi-channel video product has declined, a trend we expect will continue.

Competition for consumer customers is based on price, bandwidth, quality, and speed of service, including promotions as well as bundling of service offerings. Competition comes from other communications providers, cable operators, Competitive Local Exchange Companies (CLECs), and other enterprises. Our focus is to improve our customer experience by efficiently responding to their specific needs. We believe this will improve overall service quality and encourage migration to higher speed Internet services. Some consumer customers prefer the convenience and discounts available when voice, data, Internet and/or video services are bundled by a single provider.

Competition for business customers is also based on price, bandwidth, quality, and speed of service, including pricing and promotions and bundled offerings. Competition comes from other communications providers, cable operators, CLECs, and other enterprises. As compared to our consumer customers, business customers often require more sophisticated and more data-centered solutions (e.g., IP PBX, ethernet and SIP trunking). To differentiate ourselves from other service providers, Frontier delivers end-to-end solutions such as cloud managed services and managed wireless LAN.

As customers continue to migrate to OTT video models, broadband is a core growth component for attracting and retaining consumer customers as well as our smaller business customers. We are committed to growing our customer base through providing higher broadband speeds and capacities that we believe will enable us to reach new markets, target new customers, and grow our business while maximizing our full geographic footprint.

In addition to the focus on our broadband capabilities, we continue to evolve our other product offerings to meet the changing needs of the market, provide strong customer service and support, invest in our network to enable satisfactory capacity and capabilities, and package our offerings at attractive prices. We are continuing to execute on our initiatives to build out and invest in our fiber network, drive operational performance, increasingly win more customers in our footprint, deliver an exceptional customer journey, and simplify our operations.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC, and the state regulatory agencies to continue to revise the statutes and regulations governing communications services.

Regulation of Our Business

We are subject to federal, state, and local regulation and we have various regulatory authorizations for our regulated service offerings. At the federal level, the FCC generally exercises jurisdiction over information services, interstate, or international telecommunications services and over facilities to the extent they are used to provide, originate, or terminate interstate or international services. State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate, or terminate those services. Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues, including marketing, sales, provision of services, and service charges. In addition, local governments often regulate the public rights-of-way necessary to install and operate networks and may require service providers to locate and work around other utility facilities and obtain licenses or franchises to use public rights-of-way. Municipalities and other local government agencies also may regulate other limited aspects of our business, by requiring us to obtain licenses and construction permits and to abide by applicable regulations and requirements.

Some state regulatory agencies have substantial oversight over incumbent telephone companies, and their interconnection with competitive providers and provision of non-discriminatory network access to certain network elements to them. Under the Federal Telecommunications Act of 1996, state regulatory commissions have jurisdiction to set certain rates, arbitrate, and review interconnection disputes and agreements between incumbent telephone companies and CLECs, in accordance with rules set by the FCC. The FCC and some state regulatory commissions also impose fees on providers of telecommunications services to support the federal and state universal service programs. Many of the states in which we operate require prior approvals or notifications for certain acquisitions, transfers or encumbrances of assets, customers, or ownership of regulated entities. The FCC and certain states also require certain approvals or notifications to discontinue the use of certain telecommunications facilities and the provision of some services.

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet either may result in penalties or other obligations, including subjecting the Company to additional reporting and compliance obligations. As part of its required regulatory approval to emerge from Chapter 11, the Company has also agreed to and been required by certain states to comply with additional service quality, expenditures, reporting, and other requirements. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality, and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states, we are subject to regulation that limits levels of earnings and returns on investments. We continue to advocate for competitive neutral policies and no or reduced regulation in all states. In some of the states where we operate in, we have already been successful in reducing or eliminating price regulation on end-user services.

Frontier, along with all telecommunications providers, is subject to federal and state rules governing certain of our operations and services, including the privacy of specified customer information. Among other things, these privacy-related rules obligate carriers to implement procedures to: protect specified customer information from inappropriate disclosure; obtain customer permission to use specified information in marketing; authenticate customers before disclosing account information; and annually certify compliance with certain rules. Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business.

Some regulations are, or could in the future be, the subject of judicial proceedings, legislative hearings and administrative proposals or challenges that could change the manner in which the entire industry operates or the way we provide services. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulatory oversight and requirements can change rapidly in the communications industry, and such changes may have an adverse effect on us.

The current status of material regulatory initiatives is as follows:

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provided $332 million in annual support and in return the Company committed to make broadband with at least 10 Mbps downstream/1 Mbps upstream speeds available to approximately 774,000 high-cost unserved or underserved locations within its footprint. This amount included approximately 41,000 locations and $19 million in annual support related to the four states of the Northwest Operations, which were disposed on May 1, 2020. The deployment deadline for the CAF phase II program was December 31, 2021, and funding ended on that date. The FCC is reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier will be required to complete the buildout to the RDOF locations six years after funding starts, with interim target milestones over this period.

As part of its RDOF order, the FCC indicated it would hold a follow-on auction for the unawarded funding following the Phase I auction. However, it remains uncertain whether any such follow-on auction will occur given the recent passage of significant federal funding for broadband infrastructure.

Federal Funding Initiatives: The Federal government has undertaken several measures to facilitate enhanced access to high-speed broadband, including through several new funding programs. As these large amounts of federal funding flow through the broadband ecosystem, we will evaluate and pursue funding opportunities that make sense for our business. Frontier does not know what funding it may receive or the impact these programs may have, if any, in the future.

Specifically, as part of the Consolidated Appropriations Act of 2021 passed in December 2020, Congress provided $3.2 billion nationally to help support access to broadband services. In furtherance of this objective, the FCC created the Emergency Broadband Benefit to provide an up to $50 (up to $75 on tribal lands) monthly benefit for qualifying low-income consumers to purchase broadband. Frontier participated in the program and is now participating in the successor Affordable Connectivity Program (“ACP”) that commenced December 31, 2021.

In March 2021, Congress passed the American Rescue Plan Act (“ARPA”) of 2021, which created a new $10 billion Coronavirus Capital Projects Fund that is available to the states for critical capital projects, including broadband infrastructure products, that directly enable work, education, and health monitoring. The ARPA also dedicated $350 billion to State and Local Coronavirus Fiscal Recovery Funds, which give states and localities the discretion to target a portion of the funding to broadband infrastructure, among many other permissible expenditure categories. States and localities have used and are continuing to use some of this funding for broadband infrastructure through a combination of competitive grants or direct distributions to providers. The ARPA also included $7.2 billion nationally for schools and libraries (the Emergency Connectivity Fund) that provides support for connectivity that enables remote learning. The FCC established rules prioritizing funding for off-campus services and devices, and the FCC is continuing to distribute funding under this program. For information on the tax-related legislative response to the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act (“IIJA”). The IIJA provides $65 billion for broadband-related initiatives, including $42.5 billion that the National Telecommunications and Information Administration (“NTIA”) will distribute to the states to support broadband deployment to unserved and underserved locations. Each state will receive a minimum of $100 million, with the remainder of program funding distributed based on the extent of high-cost areas and the number of unserved locations in each state relative to the total number of unserved locations in the country. NTIA established initial requirements for this program in May 2022 and is expected to announce the state grant allocations in 2023. States will award funding they receive through competitive grant processes. In the IIJA, Congress also provides $14.2 billion for the ACP. The IIJA includes certain changes for the ACP including, it reduces the maximum available subsidy per household from $50 to $30 (while keeping it at $75 on tribal lands), expands the eligibility pool for the subsidy, and requires that customers be able to apply the credit to any Internet service offering, among other things.

The IIJA also funds several other programs dedicated to broadband expansion and upgrades, including a $2 billion tribal broadband program, a $60 million Digital Equity fund, a $2 billion Rural Utilities Service loan and grants program, and a $1 billion middle mile grants program, in addition to other smaller amounts or amounts less directly related to deployment and adoption. The IIJA also directed the FCC to require broadband service providers to display labels containing certain information regarding their broadband internet access plans. The rules adopted by the FCC require covered broadband providers to display these labels at the point of sale. The labels must include various information including plan price, rates, data allowance, if any, speed, latency, and other enumerated disclosures.

Privacy: Our businesses are subject to federal and state laws and regulations that impose various restrictions and obligations related to privacy and the handling of customers’ personal information. For example, privacy-related legislation has been adopted in a number of states in which we operate. Certain state requirements give consumers increased rights including the right to know what personal information is being collected about them and obtain a copy of such information, opt-out of the sale of personal information or sharing of personal information for purposes of certain targeted advertising, and to request the correction or deletion of this information. Complying with such laws, as well as other legislative and regulatory action related to privacy, could result in increased costs of compliance, claims against broadband Internet access service providers and others, and increased uncertainty in the value and availability of data.

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

Many franchises establish facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. We believe that we are meeting all material standards and requirements. Franchises are generally granted for fixed terms and must be periodically renewed.

Environmental Regulation

The local exchange carrier subsidiaries we operate are subject to federal, state, and local laws, and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us or our predecessors, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe that our operations are in substantial compliance with applicable environmental laws and regulations.

Segment Information

Our operations are managed and reported to our CEO, our chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, we have one reportable segment.

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

Human Capital Management

We are building a high-performing and diverse workforce committed to our singular purpose, Building Gigabit America. As of December 31, 2022, we had approximately 14,700 employees.

Our Board of Directors and executive leadership team oversee the execution of our fiber-first strategy: build fiber, sell fiber, improve the customer experience, and streamline operations. Motivated by a belief that Frontier’s success depends on our employees’ success, we strive to provide the skills they need to thrive by creating an inclusive culture that rewards them with competitive compensation and benefits, makes safety paramount, and nurtures professional and personal development.

Talent Engagement and Development

We are transforming our company from the inside out, which means culture change is a top priority. To drive change, we are creating a culture that is grounded in transparent, two-way communication with actionable feedback.

In 2022, we took the following steps, among others, to continue to build our culture:

•All-employee Surveys: To tap into employees’ ideas, we conducted two all-employee surveys (March and October) in 2022.

•Employee Forums: Our leadership team hosts regular all-hands meetings to share progress on priorities and solicit feedback from employees. For example, our CEO’s bi-monthly “Listen Live” events are open to all employees. During these calls, we discuss new products and programs, recognize individuals who go above and beyond, and answer our employees’ questions live.

•Digital Employee Experience: We launched The Gigaverse, a digital hub where employees can access news and resources. We also launched an internal social media companion to encourage collaboration across teams.

•Frontline Training: We added new programs to further develop our customer-facing employees including training on our products, services and technology, and the most effective ways to engage new and existing customers.

Health and Safety

The health and safety of our employees is our top priority, and we are committed to providing a safe working environment. This starts at the top, with monthly executive reviews designed to monitor existing and emerging health and safety risks associated with our business and identify opportunities for training and other mitigation programs.

As a standard practice, we maintain environmental, health, and safety compliance programs, including ongoing safety training for our field technicians. In 2022, we added technical safety programs as we expanded our fiber build across the country.

Diversity, Equity, and Inclusion

We embrace diversity because we believe it makes us a stronger and more innovative company.

To evolve our culture, we weave DEI objectives throughout the talent life cycle:

•Recruitment and Attraction: Recruit and attract a workforce that resembles our customers and the communities we serve.

•Hiring: Maintain a hiring process designed to be free from bias and discrimination to ensure equitable opportunity.

•Onboarding and Engagement: Cultivate an inclusive community that advances a high-performing work culture and enhances a sense of belonging.

•Training and Development: Provide development opportunities that increase the intercultural competence of our community and enhance the retention of underrepresented employees.

•Performance Management and Succession Planning: Ensure equitable promotion and compensation practices in the talent acquisition process.

Our Workforce

Our employee base decreased by approximately 6% from approximately 15,600 employees as of December 31, 2021 to approximately 14,700 at December 31, 2022. During 2022, restructuring initiatives and organizational realignment resulted in the separation of approximately 850 employees. Approximately 69% of our total employees are represented by unions and are subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and on extension. Approximately 27% of our unionized employees are covered by collective agreements that are scheduled to expire in 2023. We consider our relations with our employees to be good.

In addition, our workforce is currently supplemented by approximately 380 contract workers, primarily supporting the technology and field operations groups. We are a federal contractor and follow the rules set forth by the Department of Labor, Office of Federal Contract Compliance Programs (OFCCP), including those applicable to recruiting, hiring and diversity.

Emergence from Chapter 11 Bankruptcy; Basis of Presentation

On April 14, 2020, Frontier Communications Corporation (“Old Frontier”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code. On August 27, 2020, the Bankruptcy Court entered the Confirmation Order, which approved and confirmed the Plan of Reorganization (the “Plan”). On April 30, 2021, (the “Effective Date”), we emerged from Chapter 11 pursuant to a series of transactions under the Plan. On the Effective Date, among other things, all of the obligations under Old Frontier’s unsecured senior notes were cancelled, all of Old Frontier’s equity existing as of the Effective Date was cancelled, and we issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined in the Plan.) Further, in connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan, Frontier Communications Holdings, LLC completed a series of transactions whereby it assumed all of the outstanding indebtedness of Old Frontier and issued new first lien notes (the “Restructuring”).

We adopted fresh start accounting upon the effective date, which resulted in a new basis of accounting, and we became a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 4 – “Fresh Start Accounting” to the audited consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, for additional information related to fresh start accounting.

In this report, references to “Successor” relate to our financial position and results of operations after the Effective Date and references to “Predecessor” refer to the financial position and results of operations of Old Frontier and its subsidiaries on or before the Effective Date.

Available Information

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through our website at www.frontier.com under “Investor Relations.” The information posted or linked on our website is not part of, or incorporated by reference into, this report. We also make our Annual Report available in printed form upon request at no charge.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to implement strategic initiatives, such as our fiber build and fiber penetration and our ability to realize cost savings initiatives, our ability to comply with the covenants in the agreements governing our indebtedness and other matters. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements , except as required by law.

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

•economic uncertainty, volatility in financial markets, and rising interest rates could limit our ability to access capital or increase the cost of capital needed to fund business operations, including our fiber expansion plans;

•our ability to successfully implement strategic initiatives, including our fiber buildout and other initiatives to enhance revenue and realize productivity improvements;

•our ability to secure necessary construction resources, materials and permits for our fiber buildout initiative in a timely and cost-effective manner;

•inflationary pressures on costs and potential disruptions in our supply chain resulting from the global microchip shortage, the COVID-19 pandemic, or otherwise, which could adversely impact our financial condition or results of operations and hinder our fiber expansion plans;

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

•our ability to retain or attract new customers and to maintain relationships with existing customers, including wholesale customers;

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

•our ability to defend against litigation or government investigations and potentially unfavorable results from current pending and future litigation or investigations;

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

•our ability to effectively manage service quality in the states in which we operate and meet mandated service quality metrics or regulatory requirements;

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, or other adverse changes resulting from epidemics, pandemics, and outbreaks of contagious diseases, including the COVID-19 pandemic, natural disasters, economic or political instability, terrorist attacks and wars, or other adverse widespread developments;

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

ITEM 1A. Risk Factors

Before you make an investment decision with respect to any of our securities, you should carefully consider all the information we have included in this Annual Report on Form 10-K and our subsequent filings with the SEC. In particular, you should carefully consider the risk factors described below and the risks and uncertainties related to “Forward-Looking Statements,” any of which could materially adversely affect our business, operating results, financial condition, and the actual outcome of matters as to which forward-looking statements are made in this annual report. The risks and uncertainties described below are not the only ones facing Frontier.

Additional risks and uncertainties that are not presently known to us or that we currently deem immaterial or that are not specific to us, may also adversely affect our business and operations. The following risk factors should be read in conjunction with the balance of this annual report, including the consolidated financial statements and related notes included in this report.

Risks Related to Our Indebtedness

We have a significant amount of indebtedness, and we may incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.

As of December 31, 2022, we had indebtedness of approximately $9 billion of which approximately $8 billion was secured. We may also be able to incur substantial additional indebtedness in the future. Although the terms of the agreements currently governing our existing indebtedness restrict our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

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

•compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications and industries;

•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given a portion of our indebtedness bears interest at variable rates, as well as to catastrophic events; and

•the possibility of being put at a competitive disadvantage with competitors who, relative to their size, do not have as much debt as we do, and competitors who may be in a more favorable position to access additional capital resources.

In addition, our First Lien Notes and Second Lien Notes, as well as our subsidiary indebtedness, are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners could also be negatively impacted if they deem us a credit risk as a result of our credit rating.

Economic uncertainty and volatility in the U.S. and global financial markets could limit our ability to access capital or increase the cost of capital needed to fund business operations, including our fiber expansion plans.

As of December 31, 2022, economic uncertainty, inflationary pressures, the ongoing COVID-19 pandemic in the U.S. and globally, the ongoing war in Ukraine, rising interest rates and the expectations around the terminal target rate of the Federal Reserve continue to produce volatility in the debt and equity markets. Such volatility may affect our ability to access capital markets, which could lead to higher borrowing costs or other unattractive financing terms or, in some cases, the inability to fund ongoing operations. Adverse changes or continued volatility in the financial markets could render us either unable to access additional financing or able to access these markets only at higher costs and with restrictive financial or other conditions, which could severely affect our business operations and hinder our fiber expansion plans.

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

Frontier is primarily a holding company, and its principal assets consist of the shares of capital stock or other equity instruments of its subsidiaries. As a holding company, we depend on distributions, transfers, and other intracompany payments from our subsidiaries to fund our obligations. The operating results of our subsidiaries at any given time may not be sufficient to make distributions, transfers, or other payments to us in order to allow us to make payments on our indebtedness. In addition, the payment of these distributions, transfers, and other payments, as well as other transfers of assets, between our subsidiaries and from our subsidiaries to us may be subject to legal, regulatory, or contractual restrictions. Some state regulators have imposed, and others may consider imposing on regulated companies, including us, cash management practices that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

We expect to make contributions to our pension plan in future years, the amount of which will be impacted by volatility in asset values related to Frontier’s pension plan and changes in pension plan assumptions.

Under Internal Revenue Service (“IRS”) regulations, we are required to make minimum contributions to our pension plan annually, based upon, among other factors, the value of plan assets relative to the funding target. We made contributions of $176 million and $42 million to our pension plan in 2022 and 2021, respectively. Our required contributions for plan years 2022 and 2021, calculated as of January 1 of the relevant year, were approximately $134 million and $172 million, respectively. In 2021, we received an IRS waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the plan year 2020 minimum required distribution. With this waiver, we are spreading the 2020 minimum required contribution over the five subsequent plan years, in addition to the minimum contributions owed for those plan years. Further, we have adopted certain provisions of the American Rescue Plan Act, or ARPA, effective for 2019 and 2020, which decreased the minimum required contributions for those years.

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

Inflationary pressures on costs and disruptions in our supply chain, resulting from the COVID-19 pandemic, the global microchip shortage, or otherwise, may adversely impact our financial condition or results of operations, including our fiber expansion plans.

During fiscal 2022, we began to experience the impact of inflation, including upward pressure on the cost of materials, labor, fuel and electricity, and other items that are critical to our business. We continue to monitor these impacts closely. If our costs continue to rise, we may experience losses and diminished margins. While we may seek to recoup or offset increased costs in whole or in part through customer price increases or by implementing offsetting cost reductions, we may be unable to do so.

Through December 31, 2022, we had not experienced any significant disruptions in our supply chain; however, some of our business partners, have been impacted by COVID-related workforce absences and other disruptions which have affected our service levels and distribution of work. In particular, network electronics that require microchip processors have experienced supply chain constraints due to the global microchip shortage. We cannot assure you that we will not experience significant shortages or delays in our supply chain relating to materials, labor, and other inputs necessary to our fiber expansion plans. Any such shortages or delays may adversely impact our ability to reach our fiber expansion targets on budget and on time.

The communications industry is very competitive, and some of our competitors have superior resources which may place us at a disadvantage.

We face competition in every aspect of our business. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include cable companies, wireless and wireline carriers, satellite, fiber “overbuilders” and OTT companies, many of which are subject to less regulation than we are. These entities may provide services that are competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our primarily copper-based markets that are competitive with or superior to our copper-based networks. Several competitors were successful bidders in the RDOF auction in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless, cable, and other providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

Some of our competitors have market presence, engineering, technical, marketing, and financial capabilities which are substantially greater than ours. In addition, some of these competitors have less debt and are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer preferences, including leading edge technologies such as artificial intelligence, machine learning and various types of data science, as well as take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. Additionally, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

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

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cyber-attacks, malware, misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business and materially impact our results of operations, financial condition and cash flows.

Our information technology, networks, and infrastructure may be subject to damage, disruptions, or shutdowns due to cyber-attacks, malware, including ransomware or other information security breaches, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters, or other catastrophic events.

Further, our network and information systems are subject to various risks related to third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. Similarly, we rely on employees in our network operations centers, data centers and call centers to follow our procedures when handling sensitive information. Use of third-party technologies could also expose us to supply chain cybersecurity risks. While we select our employees and third-party business partners carefully, we do not control their actions, which could expose us to cyber-security and other risks. In addition, our customers using our network to access the Internet may become victim to malicious and abusive Internet activities, such as unsolicited mass advertising (or spam), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software; these activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

While we maintain security measures, disaster recovery plans and business continuity plans for our business and work to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we are the subject of increasingly frequent cyber-attacks. Any unauthorized access, computer viruses, ransomware attacks, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; changes to insurance premiums or coverage; government investigations and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition, or cash flows.

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

In addition, enhancements to competitors’ product offerings may influence our customers to consider other service providers, such as cable operators, CLECs, OTT or wireless providers. We may be unable to attract new or retain existing customers from cable companies due to their deployment of enhanced broadband and VoIP technology. In addition, new capacity services for broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas. Any resulting inability to attract new or retain existing customers could adversely impact our business and results of operations in a material manner.

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

As of December 31, 2022, approximately 69% of our total employees were represented by unions and were subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and extension. Approximately 27% of our unionized employees are covered by collective bargaining agreements that are scheduled to expire in 2023. In addition, approximately 11% of the unionized workforce are covered by collective bargaining agreements that are on extensions from the dates on which they originally expired in 2021 or 2022.

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

There is a heightened public focus on climate change, sustainability, and environmental issues and customer, regulatory and shareholder expectations are evolving rapidly, with a focus on companies’ climate change readiness, response, and mitigation strategies. This has led to increased government regulation and caused certain of our partners and vendors to incorporate environmental standards into our business with them. We expect that the trend of increasing environmental awareness will continue, which will result in higher costs of operations. We are committed to incorporating environmentally sustainable practices into our business, including those focused on reducing our carbon footprint and emissions, managing energy use and efficiency, and enhancing our use of renewable energy and device recycling, which may result in increases in our costs of operations relative to our competitors.

The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in severe weather in the areas in which we operate. Increasing frequency and intensity of rainfall and severe storms, flooding, wildfires, mudslides, sustained high wind events and freezing conditions, including related power outages, could impair our ability to build and maintain our network and lead to disruptions in our services, workforce, and supply chain. These changes could be severe and could negatively impact our operations. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital expenditures to comply with these initiatives, and increase our costs, all of which could impact our ability to compete. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

In addition, the local exchange carrier subsidiaries we operate are subject to federal, state, and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned by us or our predecessors, regardless of fault or the lawfulness of the activity that resulted in contamination.

Negotiations with the providers of content for our video systems may not be successful, potentially resulting in our inability to carry certain programming channels on our video systems, which could result in the loss of subscribers. Alternatively, because of the bargaining power of some content providers, we may be forced to pay an increasing amount for some content, resulting in higher expenses and lower profitability.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including network elements such as digital and Internet protocol switching and routing equipment, optical and copper transmission equipment, broadband connectivity equipment, various forms of customer premise equipment, optical fiber, wireless equipment, as well as the software that is used throughout our network to manage traffic, network elements, and other functions critical to our operations. If any of our major suppliers were to experience disruption, supply-chain interruptions, financial difficulties, or other unforeseen problems delivering, maintaining, or servicing these network components on a timely basis, our operations could suffer significantly. For example, supply chain and labor disruptions arising from the COVID-19 pandemic affected the ability of certain of our suppliers and vendors to provide products and services to us in a timely matter, or at all, if similar disruptions were to occur in the future, it could adversely impact our operations. Our suppliers and vendors may also continue to experience increased costs for their materials, labor, and other significant items due to inflation, which they could seek to pass along to us and their other customers. In addition, due to changes in the communications industry, the suppliers of many of these products and services have been consolidating. In the event it were to become necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, or utilities on economically-attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce the switched access charge and subsidy revenues we receive.

A portion of Frontier’s total revenues ($54 million, or 1%, in 2022 and $333 million, or 5%, in 2021) are derived from federal and state subsidies for rural and high-cost support including CAF II and RDOF and also including Federal High Cost support and various state subsidies. The CAF II program and associated support ended as of December 31, 2021.

We participated in the FCC’s RDOF Phase I auction and were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding early in 2022.

The RDOF program is less favorable to us than the CAF Phase II program was and results in a material reduction in our annual FCC funding, from approximately $313 million in annual support under CAF II in 2021 to approximately $37 million in annual support under RDOF beginning in early 2022. This has resulted in a material reduction in our revenue and operating income and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the FCC is reviewing CAF II carriers’ completion data and if the FCC determines that we did not satisfy our CAF II requirements we could be required to return a portion of the funds received and may be subject to certain other requirements and obligations.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has not yet determined each states’ funding allocation, which is dependent on the completion of the FCC’s Broadband Data Collection mapping initiative. We are closely tracking implementation of the BEAD program and anticipate a significant amount of funding will be available for awards in our footprint. We are actively pursuing awards of these stimulus funds, however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

A portion of our total revenues are derived from switched access charges paid by other carriers for services we provide in originating intrastate and interstate long-distance traffic. The rates we can charge for switched access are regulated by the FCC and state regulatory agencies and could be further reduced in the future.

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

We are also required to contribute to the Universal Service Fund (“USF”) and the FCC allows us to recover these contributions through a USF surcharge on customers’ bills. This surcharge accounted for $83 million of revenue in the four months ended April 30, 2021. Upon emergence from bankruptcy, USF charges are recorded on a net basis, to Cost of Service expense. If we are unable to recover USF contributions, it could have a material adverse effect on our business or results of operations.

While we are implementing a number of operational initiatives in order to realize certain cost savings, our ability to achieve such cost savings on a timely basis, or at all, is subject to various risks and assumptions by our management, which may or may not be realized. Even if we do realize some or all of such cost savings, they may be insufficient to offset any reductions in subsidies we receive, or our inability to recover USF contributions.

Frontier and our industry are expected to remain highly regulated, and we could incur substantial compliance costs that could constrain our ability to compete in our target markets.

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state, and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings. In some jurisdictions we may be required to undertake investments and/or other actions to ensure service quality, network reliability, or continued availability of service or face penalties and other obligations. In addition, changes to the regulations that govern our business, including regulation of currently unregulated internet access services, may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies, or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations, regulatory oversight, or changes to these regulations will affect our operations or ability to compete in the future.

FCC rulemakings and state regulatory proceedings, including those relating to Internet access offerings, could have a substantial adverse impact on our operations.

Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state, and local governments may pass laws and adopt rules and regulations, including those directed at privacy, service quality or service rates, or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. We cannot predict whether new regulations, or the outcome of expected or pending challenges to federal, state or local regulations or actions will prove beneficial or detrimental to our competitive position.

We are subject to the oversight of certain federal and state agencies that may investigate or pursue enforcement actions against us relating to consumer protection matters.

Certain federal and state agencies, including state attorneys general, monitor and exercise oversight related to consumer protection matters, including those affecting the communications industry. Such agencies have in the past, and may in the future, choose to launch an inquiry or investigation of our business practices in response to customer complaints or other publicized customer service issues or disruptions, including regarding the failure to meet technological needs or expectations of our customers or related to public safety services. Such inquiries or investigations could result in reputational harm, enforcement actions, litigation, fines, settlements, and/or operational and financial conditions being placed on the Company, any of which could materially and adversely affect our business.

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

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, by us or significant stockholders, or the perception in the market that such sales could occur.

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

General Risk Factors

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

Our gross investment in property, by category, as of December 31, 2022, was as follows:

($ in millions)

Land	$244
Buildings and leasehold improvements	1,212
General support	290
Central office/electronic circuit equipment	1,807
Poles	797
Cable, fiber, and wire	5,756
Conduit	1,404
Materials and supplies	546
Construction work in progress	1,130
Total	$13,186

In connection with our ongoing operational and cost savings initiatives, we have undertaken a review of our real estate portfolio, including leased facilities, and are seeking to consolidate our footprint and reduce our property portfolio where economically and operationally beneficial.

Item 3. Legal Proceedings

For more information regarding pending and threatened legal actions and proceedings see Note 22 - ‘‘Commitments, Contingencies, and Guarantees’’ to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In 2014, Citynet, a competitive local exchange carrier doing business in West Virginia, filed a qui tam action in federal court in the District Court for the Southern District of West Virginia against Frontier West Virginia, Inc. and others on behalf of the U.S. Government concerning billing practices relating to a government grant. The complaint became public in 2016 after the U.S. Government declined to participate in the case and instead allowed Citynet to pursue the claims on behalf of the U.S. On December 6, 2022, the parties reached a settlement in principle. The parties are in the process of attempting to finalize all the terms of an agreement. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimable, but we do not expect that any potential penalties, if ultimately incurred, will be material.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The table below presents the names, ages, and positions of our current executive officers as of February 24, 2023:

Name	Age	Current Position and Officer
Scott Beasley	42	Executive Vice President, Chief Financial Officer
Veronica Bloodworth	52	Executive Vice President, Chief Network Officer
Ettienne Brandt	46	Executive Vice President, Business
Vishal Dixit	43	Executive Vice President, Strategy & Wholesale
Alan Gardner	63	Executive Vice President, Chief People Officer
John Harrobin	55	Executive Vice President, Consumer
Nick Jeffery	55	President & Chief Executive Officer
Erin Kurtz	44	Executive Vice President, Chief Communications Officer
William McGloin	52	Chief Accounting Officer & Controller
Charlon McIntosh	48	Executive Vice President, Chief Customer Operations Officer
Mark D. Nielsen	58	Executive Vice President, Chief Legal and Regulatory Officer
Melissa Pint	48	Executive Vice President, Chief Digital Information Officer
John Stratton	62	Executive Chairman

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

ETTIENNE BRANDT joined Frontier in 2022 as Executive Vice President, Business. Mr. Brandt has over 20 years of experience in the telecommunications industry across cable, fiber, and wireless providers. He served as Managing Director, Commercial for the Consumer Division of BT Group plc., a British multi-national telecommunications company, as a key member of the leadership team responsible for returning the BT brand to growth. Previously, he served in a variety of roles at EE Ltd, a British national mobile operator and internet service provider, prior to its acquisition by BT, including leading the Enterprise P&L as Marketing and Commercial Director. He began his telecommunications career at NTL Incorporated (now Virgin Media), the largest UK cable provider, and also worked in South Africa and the USA. Mr. Brandt holds a Bachelor of Commerce from Stellenbosch University and is a member of the Chartered Institute of Management Accountants.

VISHAL DIXIT jointed Frontier in 2022 as Executive Vice President, Strategy & Wholesale. Mr. Dixit has over 20 years of experience leading strategy and commercial execution in international telecommunications and technology. He oversees all aspects of corporate strategy, M&A, and the operation of our wholesale business. Most recently, he was a member of Vodafone UK’s executive committee where he developed the company’s successful challenger growth strategy, transformed its wholesale business, and created industry-leading fiber partnerships. Prior to this, as a management consultant at McKinsey & Company, Mr. Dixit served global companies in technology and telecommunications. He began his career with Intel Corporation in New Zealand developing software switches, and holds an MBA from the London Business School, U.K., and a B.E. in Electrical and Electronics Engineering from the University of Auckland, New Zealand.

ALAN GARDNER joined Frontier in 2021 and is Executive Vice President and Chief People Officer. Prior to joining Frontier, he was Senior Vice President, Human Resources of Verizon Communications, leading HR centers of all-encompassing expertise for employees around the globe. Prior to this, he was Senior Vice President, Human Resources, of Verizon Wireless, the $87 billion US-based joint venture between Verizon Communications and Vodafone. He held other executive roles of increasing responsibility within Verizon. Previously, Mr. Gardner was Director of Compensation and served in other roles at GTE Corporation. He began his career at American Express, UCCEL Corporation, and General Dynamics. He received a BS in computer science from the University of North Texas, a management certificate from the Management Institute for Engineers, Computer Professionals and Scientists at the University of Texas at Austin, and an MBA from the Cox School of Business at Southern Methodist University.

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

WILLIAM MCGLOIN was appointed Chief Accounting Officer and Controller in June 2022. Mr. McGloin has served at Frontier for over eight years, most recently as Frontier’s Vice President, Controller, since 2018 and as Vice President, Assistant Controller since 2014. Prior to joining Frontier, he spent 17 years at KPMG’s audit practice where he completed a three-year rotation in the Department of Professional Practice (DPP) in the National Office. While at DPP, his principal responsibilities included researching technical accounting and SEC reporting inquiries received from engagement teams throughout the globe as well as developing firm auditing and accounting guidance and publications. While at KPMG’s audit practice he provided financial statement and internal control audits to both Fortune 500 SEC registrants and other large SEC clients with a concentration in the consumer products, manufacturing, software, retail, chemical and telecommunications industries. Mr. McGloin graduated from Florida Atlantic University with a B.A. in Accounting and is also a Certified Public Accountant.

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

MARK D. NIELSEN has been with Frontier since 2014 and is Executive Vice President, Chief Legal and Regulatory Officer. Prior to joining Frontier, he was Associate General Counsel and Chief Compliance Officer for Praxair Inc. and Vice President and Assistant General Counsel of Raytheon Company. Before that, Mr. Nielsen served as Chief Legal Counsel, and then Chief of Staff, to Massachusetts Governor Mitt Romney from 2004 to 2007. Mr. Nielsen is a member of the Adjunct Faculty at Columbia Law School. He earned a B.A. from Harvard College and a J.D. from Harvard Law School with Honors.

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

JOHN STRATTON was selected to serve as Executive Chairman in April 2021 after serving as a Board Observer since May 2020. He retired from Verizon Communications at the end of 2018, capping a 25-year career. In his most recent role, as Executive Vice President and President of Global Operations, he had full P&L responsibility for all of Verizon’s established businesses, employing 140,000 employees globally, generating more than $120 billion in annual revenue, and serving more than 120 million customers worldwide. In this role, he also led Verizon’s corporate marketing group and its consumer and business product management organizations. Prior to taking responsibility for all of Verizon’s network businesses, Mr. Stratton led several different divisions as Chief Operating Officer of Verizon Wireless, then as President of its global Enterprise Solutions group, and as head of all the company’s wireline divisions. He served as Verizon’s Chief Marketing Officer, and in 2009 was named as the No. 2 global “power player” by Ad Age magazine. Mr. Stratton is a member of the board of directors of Abbott Laboratories, a global healthcare leader, and of General Dynamics, a global aerospace and defense company. He also is a member of the board of directors of SubCom, LLC.

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “FYBR” since May 4, 2021. On the Effective Date (i) shares of Old Frontier’s issued and outstanding common stock immediately prior to the Effective Date were canceled, and (ii) reorganized Frontier, in reliance on the exemption from registration under the Securities Act provided by Section 1145 of the Bankruptcy Code, issued approximately 244,401,000 shares of common stock to holders of certain senior notes claims under the Plan. We paid no cash dividends to common shareholders in either of 2022 and 2021.

As of February 21, 2023, the approximate number of security holders of record of our common stock was 298. We estimate the total number of stockholders to be higher as a number of our shares are held by brokers or dealers for their customers in street name.

Stock Performance Graph

The following chart provides a comparison of the cumulative total return of our common stock to the S&P MidCap 400 Index and the S&P 500 Telecom Services Index for the period from May 4, 2021, the day our common stock was listed and began trading on the Nasdaq, through December 31, 2022. The graph assumes $100 was invested at the open of market on May 4, 2021 in our common stock. Such returns are based on historical results and are not intended to suggest future performance. The S&P MidCap 400 Index and the S&P 500 Telecom Services Index assume reinvestment of any dividends.

Indexed Monthly Stock Price Close

Source: FactSet

		INDEXED
	Base	RETURN
	Date	Year Ending
Company / Index	5/21	12/22
Frontier Communications Parent, Inc.	100	94.55
S&P Midcap 400 Index	100	91.27
S&P 500 Telecom Services Index	100	80.41

The stock performance depicted in the graph above is not to be relied upon as indicative of future performance. The stock performance graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

Item 6. Removed and Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Part II, Item 8, of this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the four months ended April 30, 2021 and the eight months ended December 31, 2021. For a discussion of the four months ended April 30, 2021 and the eight months ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. References herein to “we” or “our” include references to our Predecessor, our Successor, or to our Predecessor and Successor on a combined basis, as the context may require.

Business Overview

Frontier is a leading communications and technology provider offering gigabit speeds that empower and connect 2.8 million consumers and business customers in 25 states as of December 31, 2022. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Rallied around our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

In 2020, we began the expansion and transformation of our fiber network in order to meet the rapidly increasing demand for data from both our consumer and business customers. We believe that a fiber network has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to accelerate our fiber build to reach 10 million total fiber passings. We are prioritizing our activities to locations which we believe will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan. Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, inflation, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against.

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in 2022:

-We exceeded our initial 2022 plan, building fiber to approximately 1.2 million locations. As of December 31, 2022, we had approximately 5.2 million total locations passed with fiber, surpassing the halfway mark to our goal of 10 million total locations with fiber. Our build plan prioritizes locations which will provide the highest investment returns and are geographically clustered to accelerate the pace of the build and remains on track and on budget, solidified by multi-year agreements with key labor and equipment partners. As our expansion grows over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

-In 2022, we added a record 250,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 17% against the fourth quarter of 2021. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 40,000 total broadband customer net additions.

-Across the entire company, we have identified opportunities to simplify and digitize our operations. We achieved our annualized gross run rate cost savings target of approximately $250 million more than one year ahead of plan. As of December 31, 2022, we realized $336 million of gross annualized cost savings.

-We made significant strides to improve our customer experience, including an increase of 10 points in NPS from 2021. We reinvented our brand and announced the launch of our MyFrontier customer app. Our consumer fiber churn improved 7 basis points from 1.45% in 2021 to 1.38% in 2022.

During 2022, markets remained volatile, and the economic outlook was uncertain. We continue to closely monitor market factors including potential disruptions in our supply chain, tightening labor markets, actual or perceived inflation, increased fuel and electricity costs, and the cost of borrowing. We continuously evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

Financial Overview

We reported operating income of $592 million for the year ended December 31, 2022, $762 million for the eight months ended December 31, 2021, and $351 million for the four months ended April 30, 2021. While the basis of accounting for the Predecessor and Successor are different as a result of applying fresh start accounting, for purposes of discussing our year-over-year operating performance that follows we have presented combined Non-GAAP operating income for the year ended December 31, 2021 which will be compared to operating income for the year ended December 31, 2022. The more significant impacts of fresh start accounting that affect comparability are included in the variance analysis that follows.

We reported operating income of $592 million and Non-GAAP operating income of $1,113 million, for the year ended December 31, 2022 and 2021, respectively, a decrease of $521 million. After adjusting for the impact of fresh start accounting, our Non-GAAP operating income would have decreased by $501 million, as compared to 2021. The decrease in our operating results was primarily due to decreased subsidy, voice, and video revenue, offset by decreases in cost of services.

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

(a) Results of Operations

Customer Trends

	As of or for the year ended December 31,
(Customer, Subscriber, and Employee Metrics in thousands)	2022	2021(2)	% Change

Customers
Consumer	3,133	3,165	(1)%

Consumer Customer Metrics
Net customer additions (losses)	(32)	(99)	(68)%
ARPC	$82.30	$84.70	(3)%
Customer Churn	1.54%	1.52%	1%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,575	1,336	18%
Business customers	107	96	11%
Consumer net customer additions	239	98	144%
Consumer customer churn	1.38%	1.45%	(5)%
Consumer customer ARPU	$62.45	$62.34	0%
Copper Broadband
Consumer customers	1,043	1,234	(15)%
Business customers	114	133	(14)%
Consumer net customer additions (losses)	(191)	(115)	66%
Consumer customer churn	1.79%	1.72%	4%
Consumer customer ARPU	$48.13	$44.69	8%

Other Metrics
Employees	14,708	15,640	(6)%

(1) Amounts presented exclude related metrics for our wholesale customers.

(2) Amounts represent activity related to both the Predecessor and Successor company on a combined basis.

We provide service and product options in our consumer and business offerings in each of our markets.

Customers

During the year ended December 31, 2022, we experienced a reduction in customers of approximately 1% compared to the year ended December 31, 2021.

The average monthly consumer revenue per customer (“ARPC”) decreased 3%, to $82.30 for the year ended December 31, 2022, compared to 2021.

The decrease for the year ended December 31, 2022, was primarily a result of decreased video services and consumer voice services, slightly offset by increased fiber data. The moderate decline in ARPC is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have been a material part of the overall ARPC. In our expansion markets, our target penetration is 15% and 20% within 12 months and 25% - 30% within 24 months.

Fiber Broadband Customers

Our investment strategy is focused on expanding and improving our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

Although still in the early stages of this fiber investment strategy, results are promising as the quarter ended December 31, 2022 represents the fourteenth consecutive quarter of positive fiber net adds. For the year ended December 31, 2022, we added approximately 239,000 consumer fiber broadband customers compared to approximately 98,000 in 2021. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in 2022.

For the year ended December 31, 2022, we added approximately 11,000 business fiber broadband customers compared to approximately 1,000 in 2021.

Our focus on expanding and improving our fiber network has contributed to improved customer retention. Our average monthly consumer fiber broadband churn was 1.38% for the year ended December 31, 2022, compared to 1.45% in 2021. The improvements in customer churn were also impacted by our increased focus on key customer touchpoints such as installation, first bill, end of promotion periods, and improved retention activities associated with inflation-related pricing actions, partially offset by increases in involuntary related churn.

The average monthly consumer fiber broadband revenue per customer (“ARPU”) increased $0.11 to $62.45 in 2022, compared to 2021. The increase in ARPU for 2022 was due to customer shift toward higher broadband speeds, customers rolling off promotional pricing, and upgrade activity, offset by auto pay discounts, gift card issuance and retention activity. During 2022, we had a greater degree of gift card issuances than we did in 2021. Gift cards are recognized when redeemed by the customer. Gift cards had a negative impact to consumer fiber broadband ARPU of $1.56 in 2022, as compared to $0.19 in 2021.

Copper Broadband Customers

For the year ended December 31, 2022, we lost 191,000 consumer copper broadband customers compared to a loss of 115,000 in 2021.

For the year ended December 31, 2022, we lost 19,000 business copper broadband customers compared to a loss of 19,000 in 2021.

Our average monthly consumer copper broadband churn was 1.79% for the year ended December 31, 2022, compared to 1.72% in 2021. The increase in consumer copper broadband churn was driven by the impact of copper to fiber migration activities in newly built fiber areas, the rationalization of our copper acquisition strategy, and adverse weather.

Financial Results

				Non-GAAP
	Successor		Predecessor	Combined
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2021
				{Link to QDA}
Data and Internet services	$3,390	$2,224	$1,125	$3,349
Voice services	1,498	1,091	647	1,738
Video services	520	397	223	620
Other	325	246	125	371
Revenue from contracts with customers	5,733	3,958	2,120	6,078
Subsidy and other revenue	54	222	111	333
Revenue	5,787	4,180	2,231	6,411
		-
Operating expenses:
Cost of service	2,169	1,532	830	2,362
Selling, general and administrative expenses	1,745	1,131	537	1,668
Depreciation and amortization	1,182	734	506	1,240
Restructuring costs and other charges	99	21	7	28
Total operating expenses	$5,195	$3,418	$1,880	$5,298
		-
Operating income	592	762	351	1,113
		0
Consumer	3,116	2,125	1,133	3,258
Business and wholesale	2,617	1,833	987	2,820
Revenue from contracts with customers	$5,733	$3,958	$2,120	$6,078

Fiber revenue	2,769	1,814	903	2,717
Copper revenue	2,964	2,144	1,140	3,284
Non-network specific revenue	-	-	77	77
Revenue from contracts with customers	$5,733	$3,958	$2,120	$6,078

REVENUE

The table below presents our revenue by technology for the periods indicated:

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Fiber	$2,769	$2,717	$52	2%
Copper	2,964	3,284	(320)	(10)%
Other	-	77	(77)	(100)	%'(2)
Revenue from contracts with customers (1)	5,733	6,078	(345)	(6)%
Subsidy revenue	54	333	(279)	(84)%
Total revenue	$5,787	$6,411	$(624)	(10)%

(1)Includes $63 million of lease revenue for both years ended December 31, 2022 and 2021.

(2)Includes USF fees that, in conjunction with the application of fresh start accounting, are now recorded net.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over either our copper or fiber network. Revenues are considered copper or fiber based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, we are experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue and accelerate due to strong fiber demand and the migration of customers from copper to fiber as we expand our fiber network.

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Consumer	$3,116	$3,258	$(142)	(4)%
Business and wholesale	2,617	2,820	(203)	(7)%
Revenue from contracts with customers (1)	5,733	6,078	(345)	(6)%
Subsidy revenue	54	333	(279)	(84)%
Total revenue	$5,787	$6,411	$(624)	(10)%

(1)Includes $63 million of lease revenue for both years ended December 31, 2022 and 2021, respectively.

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

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiatives are resulting in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•Our consumer customer losses were 68% lower compared to the prior year. We lost approximately 32,000 and 99,000 consumer customers, primarily driven by voice and video customers, for the years ended December 31, 2022 and 2021, respectively. Driving the 2022 loss was approximately 80,000 in losses for voice only or video only customer combined, offset by gains in broadband customers.

•In 2022, we experienced a net gain of consumer broadband customers of approximately 48,000 as compared to a net loss of approximately 17,000 for the year ended December 31, 2021.

•We experienced 4% decline in consumer revenues, as compared to 2021. This decline was driven by a 3% decrease in ARPC and a 1% decline in the number of customers as compared to 2021, predominantly as a result of decreases in voice, video, and copper broadband, offset by increases in fiber broadband. Our fiber initiative will result in our revenue mix continuing to move to fiber broadband.

•We experienced 13% improvement in consumer fiber broadband revenues as compared to 2021. This improvement is a result of our fiber initiative which resulted in net adds of 239,000 customers during the twelve-month period, and our continued focus on product positioning in both new and existing markets which resulted in an ARPU improvement of $0.11 for the year ended December 31, 2022 compared to 2021. The increase in ARPU for 2022 was due to customer shift toward higher broadband speeds, customers rolling off promotional pricing, and upgrade activity, offset by auto pay discounts, gift card issuance and retention activity.

•We experienced approximately 4% decline in consumer copper broadband revenues for the year ended December 31, 2022. As our copper footprint is transitioned to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the year ended December 31, 2022, we experienced a 7% decline in our business and wholesale revenues, as compared to 2021. Contributing to this decline, wholesale revenues decreased due to lower rates for our network access services charged to our wholesale customers. Our small and medium business (“SMB”) and larger enterprise revenues decreased primarily as a result of a decline in small business customers.

The table below presents our revenue by product and service type for the periods indicated:

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2022	2021	(Decrease)	(Decrease)

Data and Internet services	$3,390	$3,349	$41	1%
Voice services	1,498	1,738	(240)	(14)%
Video services	520	620	(100)	(16)%
Other	325	371	(46)	(12)%
Revenue from contracts with customers (1)	5,733	6,078	(345)	(6)%
Subsidy revenue	54	333	(279)	(84)%
Total revenue	$5,787	$6,411	$(624)	(10)%

(1)Includes $63 million of lease revenue for both years ended December 31, 2022 and 2021.

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

Our fiber expansion strategy is expected to positively impact data and Internet services. This network expansion is designed to provide faster, symmetrical broadband speeds, and provide customer and revenue growth opportunities for fiber broadband and certain network access products like ethernet. This initiative will create opportunities for us to provide more fiber-based services to our customers.

($ in millions)

Data and Internet services revenue, December 31, 2021	$3,349
Change in fiber broadband revenue	143
Change in copper broadband revenue	(46)
Change in other data and internet services	(54)
Impact of fresh start accounting	(2)
Data and Internet services revenue, December 31, 2022	$3,390

The revenue growth was primarily driven by a 5% improvement in our broadband revenue for the year ended December 31, 2022, as compared to 2021. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper. The Network access revenues declines were the result of an ongoing migration of our carrier customers from legacy technology circuits to lower priced ethernet circuits.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

($ in millions)

Voice services revenue, December 31, 2021	$1,738
Change in other voice services revenue	(164)
Impact of fresh start accounting	(76)
Voice services revenue, December 31, 2022	$1,498

Upon implementation of fresh start accounting policies, we are recording both revenue and expense related to USF surcharges on a net basis, as opposed to recording each on a gross basis prior to emergence. These declines were primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband.

Video services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provided through various satellite providers. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. We have made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options. We are partnering with OTT video providers and expect this to grow as OTT options are offered with our broadband products.

($ in millions)

Video services revenue, December 31, 2021	$620
Change in video services revenue	(92)
Impact of fresh start accounting	(8)
Video services revenue, December 31, 2022	$520

Under our fresh start accounting policies, we are recording both revenue and expense related to certain surcharges and taxes on a net basis, as opposed to recording each on a gross basis prior to emergence. These declines were primarily driven by linear video customer losses, partially offset by price increases.

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

($ in millions)

Other revenue, December 31, 2021	$371
Change in other services revenue	(54)
Impact of fresh start accounting	8
Other revenue, December 31, 2022	$325

Under our fresh start accounting policies, we have classified the provision for bad debt as expense, rather than a reduction of revenue as it was recorded prior to emergence, resulting in increases to other customer revenues of $14 million for the year ended December 31, 2022, as compared to 2021. Additionally, the accumulated balances in deferred installation fee revenue were eliminated as part of fresh start accounting, which has resulted in a $6 million decline in revenue recognized for the year ended December 31, 2022, as compared to 2021. After adjusting for the impacts of these policy changes, other customer revenue declined $54 million for the year ended December 31, 2022, compared to 2021. These decreases were primarily driven by reductions in CPE sales, late payment fees, early termination fees and reconnect fees.

Subsidy and other revenue

Subsidy and other revenue decreased $279 million for the year ended December 31, 2022, compared to 2021, primarily due to the end of CAF II funding on December 31, 2021.

($ in millions)

Subsidy and other revenue, December 31, 2021	$333
Change in CAF II and other subsidies	(308)
Change in RDOF, subsidy, and other services revenue	24
Impact of fresh start accounting	5
Subsidy and other revenue, December 31, 2022	$54

As a result of a fresh start accounting change, certain governmental grants that were historically presented on a net basis as part of capital expenditures are presented on a gross basis and included in subsidy, resulting in increases to subsidies and other revenue of $5 million for the year ended December 31, 2022.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	Variance
	2022	2021	%
Operating expenses:
Cost of Service	$2,169	$2,362	(8)%
Selling, general and administrative expenses	1,745	1,668	5%
Depreciation and amortization	1,182	1,240	(5)%
Restructuring costs and other charges	99	28	254%
Total operating expenses	$5,195	$5,298	(2)%

Cost of Service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

As a result of the fresh start accounting policy change to account for USF fees and certain other surcharges and taxes on a net basis instead of on a gross basis in both revenue and expense, cost of service decreased by $83 million for the year ended December 31, 2022. After adjusting for this fresh start change, cost of service declined $109 million for the year ended December 31, 2022. For the year ended December 31, 2022, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs. These decreases more than offset higher fuel and energy prices, and outside service rate increases resulting from increased inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

As a result of the fresh start accounting policy change to classify the provision for bad debt as an expense rather than a reduction to revenue, SG&A expense was $14 million higher for the year ended December 31, 2022, as compared to 2021. Additionally, a result of fresh start accounting policy changes, we have expensed $17 million of certain administrative items that were previously capitalized by the predecessor for the year ended December 31, 2022. After adjusting for the fresh start impacts, SG&A expense increased by $46 million for the year ended December 31, 2022. This increase was primarily a result of transformational investments that are non-recurring such as rebranding costs, higher professional services and recruiting fees, partially offset by a non-recurring $11 million sales tax refund in 2022.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to Cost of Service and SG&A expenses. Total pension and OPEB service costs were as follows:

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2022	2021

Total pension/OPEB expenses	$82	$103
Less: costs capitalized into capital expenditures	(21)	(22)
Net pension/OPEB expense	$61	$81

Depreciation and Amortization

As a result of fresh start accounting, all of our fixed assets and intangible assets were adjusted to fair value as of the Effective Date. These changes decreased the carrying value of our fixed assets and increased the carrying value of our intangible assets. For the year ended December 31, 2022, the decreased depreciation and amortization expense was driven by lower depreciation expense as a result of reduced fixed asset bases following the fresh start adjustment noted above.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees related to our balance sheet restructuring prior to filing our Chapter 11 Cases and subsequent to the Effective Date, workforce reductions, transformation initiatives, other restructuring expenses.

For the year ended December 31, 2022, restructuring costs and other charges increased by $71 million, to $99 million. This increase was due to $44 million of lease impairment costs from the strategic exit of certain facilities, $44 million of severance and employee costs resulting from workforce reductions, and $11 million of costs related to other restructuring activities.

OTHER NON-OPERATING INCOME AND EXPENSE

		Non-GAAP
	Successor	Combined
	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	% Increase
	2022	2021	(Decrease)

Investment and other income (loss), net	$554	$(4)	NM
Pension settlement costs	$(55)	$-	NM
Reorganization Items, net	$-	$4,171	NM
Interest expense	$(492)	$(375)	31%
Income tax expense (benefit)	$158	$(50)	NM

NM - Not meaningful

Investment and other income (loss), net

Investment and other expense, net increased by $558 million for the year ended December 31, 2022, as compared to 2021. This increase was driven by remeasurement gains for our other postretirement benefit obligation of $248 million in 2022. Additionally, we recorded a remeasurement gain related to our pension plan of $218 million during 2022.

We had additional increases as a result of favorable changes in our non-operating pension and other postretirement costs of $53 million in 2022, as compared to 2021.

Pension settlement

During the year ended December 31, 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $200 million, which exceeded the settlement threshold of $175 million, and as a result, we recognized non-cash settlement charges totaling $55 million for 2022. We did not exceed the threshold in 2021, and as such, no pension settlement costs were incurred.

Reorganization items, net

We have incurred costs associated with the reorganization, primarily the write-off of certain debt issuance costs and net discounts, financing costs, and legal and professional fees and fresh start accounting adjustments. These include expenses incurred subsequent to the Petition Date. During 2021, we recognized $4,171 million in reorganization items associated with the restructuring of our balance sheet.

Interest expense

For the year ended December 31, 2022 interest expense increased $117 million, as compared to 2021. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense (benefit)

During the year ended December 31, 2022, we recorded an income tax expense of $158 million on pre-tax income of $599 million. Our effective tax rates for the year ended December 31, 2022 was 26.4%.

During the four months ended April 30, 2021, we recorded an income tax benefit of $136 million on pre-tax income of $4,405 million. The driver for the benefit was the tax effect of fresh start accounting adjustments. During the eight months ended December 31, 2021, we recorded income tax expense of $86 million on pre-tax income of $500 million. Our effective tax rates for the four months ended April 30, 2021 and the eight months ended December 31, 2021 were 3.1% and 17.2%, respectively.

(b) Liquidity and Capital Resources

As of December 31, 2022, we had liquidity of approximately $2,755 million, comprised of cash and cash equivalents of $322 million, $1,750 million of short-term investments consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and our available capacity on our undrawn revolving credit facility of $683 million.

Analysis of Cash Flows

As of December 31, 2022, we had unrestricted cash and cash equivalents aggregating $322 million. For the year ended December 31, 2022, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

On May 12, 2022, our consolidated subsidiary Frontier Communications Holdings, LLC (“Frontier Holdings”), issued $1.2 billion aggregate principal amount of 8.750% first lien secured notes due 2030 in an offering pursuant to exemptions from the registration requirements of the Securities Act. We intend to use the net proceeds of this offering to fund capital investments and operating costs arising from our fiber build and expansion of our fiber customer base, and for other general corporate purposes.

As of December 31, 2022, we had a working capital surplus of $302 million compared to a $1,237 million surplus at December 31, 2021. The primary driver for the change in the working capital surplus at December 31, 2022 was an increase in accounts payable and accrued interest. An approximate increase of $400 million in accounts payable was primarily due to our fiber build plans and consumer premises.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $604 million to $1,401 million for the year ended December 31, 2022, as compared to 2021. The overall increase in operating cash flows was primarily the result of changes in working capital.

We paid $8 million in net cash taxes during the year ended December 31, 2022, and $37 million in net cash taxes during the year ended December 31, 2021.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $4,468 million for the year ended December 31, 2022, compared to Non-GAAP cash flows used by investing activities of $1,683 million in 2021. Given the long-term nature of our fiber build, as of December 31, 2022, we have invested $1,750 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the year ended December 31, 2022 and 2021, our capital expenditures were $2,738 million and Non-GAAP combined capital expenditures were $1,705 million, respectively. The increase in capital expenditures was driven by increased spending for fiber upgrades to our existing copper network. We expect capital expenditures to be stable in 2023 as compared to 2022.

Cash Flows provided from (used by) Financing Activities

Cash flows provided from (used by) financing activities increased $34 million to $1,211 million for the year ended December 31, 2022, as compared to the Non-GAAP combined period in 2021. The increase in financing activities was primarily driven by proceeds from sale and lease-back transactions.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $217 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing.

On May 12, 2022, Frontier Holdings entered into an amendment to its Revolving Facility which, among other things, increased the Revolving Facility by an additional $275 million, to a total of $900 million in aggregate principal amount of revolving credit commitments, and amended the Revolving Facility to reflect Secured Overnight Financing Rate “SOFR” based interest rates (including a customary spread adjustment). We anticipate that Frontier Holdings will transition to SOFR based borrowing under its Term Loan Facility, in accordance with the terms thereof, upon the final phase out of LIBOR at the end of June 2023. We do not expect this transition to materially impact the amount of interest payments under the Term Loan Facility.

Our Amended and Restated Credit Agreement, including our $1.45 billion Term Loan Facility and $900 million Revolving Facility, and the indentures governing our outstanding secured First Lien Notes and Second Lien Notes are described in detail in Note 10 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2022, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions, may negatively affect our cash generated from operations.

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

Our Amended and Restated Credit Agreement also contains a “financial covenant” which provides that our first lien leverage ratio shall not exceed as of the last day of each fiscal quarter 3.00:1.00. This financial covenant is only applicable for the benefit of the Revolving Lenders (as defined in the Amended and Restated Credit Agreement) thereunder and failure to comply with the financial covenant would not cause an Event of Default with respect to any loans pursuant to our term loan facility unless and until the Required Revolving Lenders (as defined in the Amended and Restated Credit Agreement) have declared all amounts outstanding under the revolving facility to be immediately due and payable and all outstanding commitments under the revolving facility to be immediately terminated.

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

As of December 31, 2022, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

Net Operating Losses

In connection with our emergence from bankruptcy, we consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the net operating losses (“NOLs”) were utilized in offsetting gains from the disposition, certain of the NOLs were extinguished as part of attribute reduction and certain subsidiary NOLs were carried over. Under Section 338(h)(10) of the Code, Predecessor and Successor made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in NOLs. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2022 is as follows:

		Payments due by period
($ in millions)	Total	2023	2024	2025	2026	2027	Thereafter

Long-term debt obligations, excluding interest	$8,963	$15	$15	$15	$15	$2,740	$6,163
Interest on long-term debt	3,883	628	617	608	606	574	850
Lease obligations	543	72	63	56	50	41	261
Purchase obligations	692	282	213	194	2	1	-
Total	$14,081	$997	$908	$873	$673	$3,356	$7,274

Our outstanding performance letters of credit increased from $121 million to $174 million during the year ended December 31, 2022.

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 29 states, which provided $332 million in annual support and in return the Company committed to make broadband with at least 10 Mbps downstream/1 Mbps upstream speeds available to approximately 774,000 high-cost unserved or underserved locations within its footprint. The deployment deadline for the CAF phase II program was December 31, 2021, and funding ended on that date. The FCC is reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). Frontier will be required to complete the buildout to the RDOF locations six years after funding starts, with interim target milestones over this period. As part of its RDOF order, the FCC indicated it would hold a follow-on auction for the unawarded funding following the Phase I auction. However, it remains uncertain whether any such follow-on auction will occur given the recent passage of significant federal funding for broadband infrastructure. To the extent we do not enable the required number of locations with gigabit-capable broadband service by the end of the RDOF period, or we are unable to satisfy other FCC RDOF requirements, we will be required to return a portion of the funds previously received.

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

Fresh Start Accounting

We adopted fresh start accounting and reporting on the Effective Date, in accordance with FASB ASC 852. Upon the application of fresh start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2022 and 2021, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information.

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment. Depreciation expense is principally based on the composite group method for substantially all of our property, plant, and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2022 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant, and equipment would result in an increase of approximately $92 million to depreciation expense.

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

We considered whether the carrying values of finite-lived intangible assets, and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2022.

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2022, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $1,083 million. During 2022, we contributed $176 million to these plans in cash and recorded $82 million of operating expense before capitalization, and $468 million of net non-operating income. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2022, and 2021, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 5.50% as of December 31, 2022 for our qualified pension plan, compared to rates of 2.90% and 2.60% in 2021 and 2020, respectively. The discount rate for postretirement plans as of December 31, 2022, was 5.50% compared to 3.00% in 2021 and 2.60%/2.80% in 2020.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2022:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(48)	$50

Other postretirement plans
Accumulated postretirement benefit obligation	$(15)	$16

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 25% in long-duration fixed income securities, and 75% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2022, 2021 and 2020, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets for the year ended December 31, 2022 was loss of 20%, the four months ended April 30, 2021 was a gain of 2.88% and for the eight months ended December 31, 2021 it was a gain of 5.97%. For 2023, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, and results of recent operations. If we determine that we are not able to realize a portion of our net deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The tax effect of a change in tax law or rates included in income tax expense from continuing operations includes effect of changes in deferred tax assets and liabilities initially recognized through a charge or credit to other comprehensive income. The residual tax effects typically are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated.

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASU’’s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – ‘‘Recent Accounting Pronouncements’’ to the audited consolidated financial statements in Part II, Item 8 of this annual Report on form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks, and we are not party to any market risk management agreements other than in the normal course of business. Our primary market risk exposures from interest rate risk and equity price risk are as follows:

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2022, 84% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2022. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at December 31, 2022. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate if based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2022, and 2021, our discount rate utilized in calculating our benefit plan obligation was 5.50% and 2.90%, respectively.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2022, and 2021, our discount rate utilized in calculating our benefit plan obligation was 5.50% and 3.00%, respectively.

At December 31, 2022, the fair value of our debt was estimated to be approximately $8.1 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.76% and our overall weighted average maturity was approximately 6.6 years. As of December 31, 2022, the weighted average maturity decreased from approximately 8 years as of December 31, 2021. Refer to Note 10 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2022 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our pension plan assets decreased $622 million from $2,655 million at December 31, 2021 to $2,033 million at December 31, 2022. This decrease was primarily a result of changes in the market value of investments of $523 million, including plan expenses, and benefit payments of $275 million, partially offset by contributions of $176 million.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1) Financial Statements – See Index on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15c and 15d–15c under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2022, that our disclosure controls and procedures were effective.

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

c.Changes in internal control over financial reporting

•There have been no changes to our internal control over financial reporting identified in an evaluation thereof that occurred during the fiscal year of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.”

In accordance with General Instruction G(3) to Form 10-K, certain of the information required by this Item is incorporated by reference from the proxy statement for our 2023 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2023 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2023 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2023 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2023 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

Consolidated Statements of Equity (Deficit) for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

Consolidated Statements of Cash Flows for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended 2021 (Predecessor)

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

(2)Index to Exhibits:

Exhibit No.	Description
2.1

Order Confirming the Fifth Amended Joint Plan of Reorganization of Frontier Communications Corporation and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on August 27, 2020.)

3.1	Amended and Restated Certificate of Incorporation of Frontier Communications Parent, Inc. (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on April 30, 2021.)
3.2	Amended and Restated Bylaws of Frontier Communications Parent, Inc. (filed as Exhibit 3.1 to Frontier’s Current Report on Form 8-K filed on November 14, 2022.)
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

4.8	Form of 5.875% Second Lien Secured Notes due 2029 (included in Exhibit 4.7 hereto)
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
4.14

Indenture, dated as of May 12, 2022, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on May 16, 2022.)

4.15	Form of 8.750% First Lien Secured Notes due 2030 (included in Exhibit 4.14 hereto.)
4.16

Indenture, dated as of January 1, 1994, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (the “Frontier North Indenture”) (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.17

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010).

4.18	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011).
4.19

Restated Indenture, dated as of March 25, 2008, between Southwestern Associated Telephone Company and First National Bank in Dallas, as trustee (filed as Exhibit 4.1 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “June 30, 2016 10-Q”)).

4.20

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q).

4.21

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q).

4.22

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q).

4.23

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q).

4.24

Description of Frontier’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.25 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.1

Amended and Restated Credit Agreement dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Goldman Sachs Bank USA, as revolver agent, and the lenders from time to time party thereto. (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021.)

10.3

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 12, 2022, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on May 16, 2022.)

10.4	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.5	Form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (filed as Exhibit 10.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.6	Employment Agreement, dated December 7, 2021, between the Company and Nick Jeffery (filed as Exhibit 10.5 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020.)
10.7	Employment Agreement between the Company and Scott C. Beasley, dated as of May 25, 2021 (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on June 2, 2021.)
10.8	Employment Agreement between the Company and Alan Gardner, dated as of May 31, 2021 (filed as Exhibit 10.6 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.9	Employment Agreement between the Company and John Harrobin, dated as of May 8, 2021 (filed as Exhibit 10.7 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.10	Employment Agreement between the Company and Veronica Bloodworth, dated as of March 29, 2021 (filed as Exhibit 10.8 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.11	Form of Executive Chairman Agreement between the Company and John Stratton (included as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 18, 2021.)
10.12	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.2 to the June 30, 2014 10-Q).
10.13	Transition Agreement between the Company and Sheldon Bruha, dated as of June 10, 2021 (filed as Exhibit 10.9 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.14	Form of Severance Agreement for Frontier’s Senior Leadership Team (pre-Emergence) (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.15	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.19 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.16	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.20 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.17	Form of Restricted Stock Unit Award Agreement for Executive Chairman (filed as Exhibit 10.21 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.18	Form of Performance Stock Unit Award for Executive Chairman (filed as Exhibit 10.22 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.19

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

Exhibits 10.4 through 10.19 are management contracts or compensatory plans or arrangements.

* Filed herewith. Item 16. Form 10-K Summary None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.
(Registrant)

By: /s/ Nick Jeffery
Nick Jeffery
President and Chief Executive Officer

February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2023.

Signature	Title

/s/ Scott Beasley	Executive Vice President, Chief Financial Officer
(Scott Beasley)	(Principal Financial Officer)

/s/ Kevin L. Beebe	Director
(Kevin L. Beebe)

/s/ Lisa Chang	Director
(Lisa Chang)

/s/ Pamela Coe	Director
(Pamela Coe)

/s/ Nick Jeffery	President & Chief Executive Officer
(Nick Jeffery)	(Principal Executive Officer)

/s/ William McGloin	Chief Accounting Officer & Controller
(William McGloin)	(Principal Accounting Officer)

/s/ Stephen Pusey	Director
(Stephen Pusey)

/s/ Margaret Smyth	Director
(Margaret Smyth)

/s/ John Stratton	Director
(John Stratton)

/s/ Maryann Turcke	Director
(Maryann Turcke)

/s/ Prat Vemana	Director
(Prat Vemana)

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)	F-3 - F-5

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6

Consolidated Statements of Operations for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

F-7

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

F-7

Consolidated Statements of Equity (Deficit) for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor)

F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended 2021 (Predecessor)

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Parent, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New Basis of Accounting

As discussed in Note 1 to the accompanying consolidated financial statements, the Company emerged from bankruptcy on April 30, 2021. Accordingly, the consolidated financial statements have been prepared in conformity with Accounting Standards Codification Subtopic 852-10 (ASC 852), Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.

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

Evaluation of Revenue

As discussed in Note 5 to the consolidated financial statements, the Company had $5.8 billion in revenues for the year ended December 31, 2022 (Successor).

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over data and internet services, voice services and video services revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of revenue, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. We evaluated the Company’s revenue recognition policies and practices for the above noted revenue streams by comparing a selection of customer contracts and invoices to the Company’s contractual terms and conditions of sale. For certain revenue streams, we assessed the recorded revenue by reconciling total cash received to the revenue recorded. Additionally, we tested the deferred revenue balance related to advanced billings as of December 31, 2022.

/s/ KPMG LLP
We have served as the Company’s auditor since 1936.

Stamford, Connecticut
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Frontier Communications Parent, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Parent, Inc., and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), the four months ended April 30, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

($ in millions and shares in thousands, except for per-share amounts)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$322	$2,127
Short-term investments	1,750	-
Accounts receivable, less allowances of $47 and $57, respectively	438	458
Prepaid expenses	57	73
Income taxes and other current assets	30	30
Total current assets	2,597	2,688

Property, plant and equipment, net	11,850	9,199
Intangibles, net	3,906	4,227
Other assets	271	367
Total assets	$18,624	$16,481

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	1,410	535
Advanced billings	194	197
Accrued other taxes	137	183
Accrued interest	104	76
Pension and other postretirement benefits	39	46
Other current liabilities	396	399
Total current liabilities	2,295	1,451

Deferred income taxes	558	387
Pension and other postretirement benefits	1,044	1,672
Other liabilities	483	403
Long-term debt	9,110	7,968
Total liabilities	13,490	11,881

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares,
245,021 and 244,416 issued, and outstanding at December 31,
2022 and December 31, 2021, respectively)	2	2
Additional paid-in capital	4,198	4,124
Retained earnings	855	414
Accumulated other comprehensive income, net of tax	79	60
Total equity	5,134	4,600
Total liabilities and equity	$18,624	$16,481

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2022, 2021, AND 2020

($ in millions and shares in thousands, except for per-share amounts)

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
	2022	2021	2021	2020

Revenue	$5,787	$4,180	$2,231	$7,155

Operating expenses:
Cost of service	2,169	1,532	830	2,701
Selling, general, and administrative expenses	1,745	1,131	537	1,648
Depreciation and amortization	1,182	734	506	1,598
Loss on disposal of Northwest Operations	-	-	-	162
Restructuring costs and other charges	99	21	7	87
Total operating expenses	5,195	3,418	1,880	6,196

Operating income	592	762	351	959

Investment and other income (loss), net (See Note 13)	554	(5)	1	(43)
Pension settlement costs	(55)	-	-	(159)
Loss on early extinguishment of debt	-	-	-	(72)
Reorganization items, net	-	-	4,171	(409)
Interest expense (See Note 10)	(492)	(257)	(118)	(762)

Income (loss) before income taxes	599	500	4,405	(486)
Income tax expense (benefit)	158	86	(136)	(84)

Net Income (loss)	$441	$414	$4,541	$(402)

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$1.80	$1.69	$43.42	$(3.85)
Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$1.80	$1.68	$43.28	$(3.85)

Total weighted average shares outstanding – basic	244,781	244,405	104,584	104,467

Total weighted average shares outstanding – diluted	245,280	245,885	104,924	104,467

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED DECEMBER 31, 2022, 2021, AND 2020

($ in millions)

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
	2022	2021	2021	2020

Net income (loss)	$441	$414	$4,541	$(402)
Other comprehensive income (loss), net of tax	19	60	359	(105)

Comprehensive income (loss)	$460	$474	$4,900	$(507)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE PERIODS ENDED DECEMBER 31, 2022, 2021, AND 2020

($ in millions and shares in thousands)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	(Deficit)
Balance at
December 31, 2019 (Predecessor)	106,025	$27	$4,815	$(8,573)	$(650)	(894)	$(13)	$(4,394)
Stock plans, net	-	-	2	-	-	(338)	(1)	1
Net loss	-	-	-	(402)	-	-	-	(402)
Other comprehensive
loss, net of tax	-	-	-	-	(105)	-	-	(105)
Balance at
December 31, 2020 (Predecessor)	106,025	27	4,817	(8,975)	(755)	(1,232)	(14)	(4,900)
Stock plans, net	-	-	1	-	-	(122)	(1)	-
Net income	-	-	-	4,541	-	-	-	4,541
Other comprehensive
income, net of tax	-	-	-	-	359	-	-	359
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans, net	15	-	18	-	-	-	-	18
Net income	-	-	-	414	-	-	-	414
Other comprehensive
income, net of tax	-	-	-	-	60	-	-	60
Balance at December 31, 2021 (Successor)	244,416	$2	$4,124	$414	$60	-	$-	$4,600
Stock plans, net	605	-	74	-	-	-	-	74
Net income	-	-	-	441	-	-	-	441
Other comprehensive
income, net of tax	-	-	-	-	19	-	-	19
Balance at December 31, 2022 (Successor)	245,021	$2	$4,198	$855	$79	-	$-	$5,134

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2022, 2021, AND 2020

($ in millions)

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
	2022	2021	2021	2020
Cash flows provided from (used by) operating activities:
Net income (loss)	$441	$414	$4,541	$(402)
Adjustments to reconcile net loss to net cash provided
from (used by) operating activities:
Depreciation and amortization	1,182	734	506	1,598
Loss on early extinguishment of debt	-	-	-	72
Pension settlement costs	55	-	-	159
Stock-based compensation expense	82	18	(1)	3
Non-cash reorganization items	-	-	(5,467)	93
Amortization of (premium) discount	(28)	(18)	1	5
Lease Impairment	44	-	-	-
Bad debt expense	26	14	-	-
Other adjustments	-	-	-	16
Deferred income taxes	164	81	(148)	(91)
Loss on disposal of Northwest Operations	-	-	-	162
Change in accounts receivable	(7)	45	36	73
Change in long-term pension and other post retirement liabilities	(656)	21	(12)	(8)
Change in accounts payable and other liabilities	51	94	(156)	350
Change in prepaid expenses, income taxes, and other assets	47	48	46	(41)
Net cash provided from (used by) operating activities	1,401	1,451	(654)	1,989

Cash flows provided from (used by) investing activities:
Capital expenditures	(2,738)	(1,205)	(500)	(1,181)
Proceeds from sale of Northwest Operations	-	-	-	1,131
Proceeds on sale of assets	13	7	9	27
Purchase of short-term investments	(4,350)	-	-	-
Sale of short-term investments	2,600	-	-	-
Other	7	5	1	4
Net cash used by investing activities	(4,468)	(1,193)	(490)	(19)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(14)	(17)	(1)	(4,948)
Proceeds from long-term debt borrowings	1,200	1,000	225	4,950
Repayment of revolving debt	-	-	-	(749)
Financing costs paid	(17)	(13)	(4)	(121)
Finance lease obligation payments	(19)	(13)	(7)	(23)
Proceeds from financing lease transactions	70	-	-	-
Taxes paid on behalf of employees for shares withheld	(8)	-	-	-
Other	(1)	23	(16)	(2)
Net cash provided from (used by) financing activities	1,211	980	197	(893)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(1,856)	1,238	(947)	1,077
Cash, cash equivalents and restricted cash
at the beginning of the period	2,178	940	1,887	810
Cash, cash equivalents, and restricted cash at the end of the period	$322	$2,178	$940	$1,887

Supplemental cash flow information:
Cash paid during the period for:
Interest	$512	$281	$84	$612
Income tax payments, net	$8	$28	$9	$8
Reorganization items, net	$-	$-	$1,397	$270

Non-cash investing activities:
Increase (Decrease) in capital expenditures due to
changes in accounts payable	$797	$(26)	$(5)	$(117)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:

(a)Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.8 million broadband subscribers and approximately 14,700 employees, operating in 25 states. We were incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

In 2021, we recategorized our previous operating expenses categories (“Network access expenses” and “Network related expense”) into one expense line: “Cost of service”. All historical periods presented have been updated to conform to the new categorization. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. For our financial statements as of and for the period ended December 31, 2022, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(c) Changes in Accounting Policies:

The accounting policy differences between Predecessor and Successor include:

Universal Service Fund and Other Surcharges - We collect various taxes, Universal Service Fund (USF) surcharges (primarily federal USF), and certain other taxes, from its customers and subsequently remit them to governmental authorities. The Predecessor recorded USF and other taxes on a gross basis on the consolidated statement of operations, included within “Revenue” and “Cost of service expense”. After emergence, the Successor records these USF and other taxes on a net basis.

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

Actuarial Losses on Defined Benefit Plans - Historically, actuarial gains (losses) were recognized as they occurred and included in “Accumulated other comprehensive income (loss)” and were subject to amortization over the estimated average remaining service period of participants. As part of fresh start accounting, we have made an accounting policy election to recognize these gains and losses immediately in the period they occur as Investment and other income (loss) on the consolidated statement of operations.

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

(d) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within one year following the date of issuance of this Annual Report on Form 10-K.

During the pendency of the Chapter 11 Cases, the Predecessor’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Predecessor’s ability to successfully implement the Plan. Following our emergence from bankruptcy, we believe it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K. Accordingly, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

(e)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We did not have any restricted cash as of December 31, 2022. Restricted cash of $17 million is included in “Other current assets” as of December 31, 2021, and $34 million is included within “Other assets” on our consolidated balance sheet as of December 31, 2021, respectively. These amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(f) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of December 31, 2022, short-term investments of $1,750 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between January 11, 2023, and June 13, 2023, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

(g)Revenue Recognition:

Revenue for data and Internet services, voice services, video services and switched and non-switched access services is recognized as services are provided to customers. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized by measuring progress toward the complete satisfaction of our performance obligations. The unearned portion of these fees is deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

Satisfaction of Performance Obligations

We satisfy our obligations to customers by transferring goods and services in exchange for consideration received from the customer. The timing of our satisfaction of the performance obligation may differ from the timing of the customer’s payment.

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

Customer Acquisition Costs

Sales commission expenses are recognized as incurred. According to ASC 606, incremental costs in obtaining a contract with a customer are deferred and recorded as a contract asset if the period of benefit is expected to be greater than one year. For our retail customers, this period of benefit has been determined to be less than one year. As such, we applied the practical expedient that allows such costs to be expensed as incurred.

Taxes, Surcharges and Subsidies

We collect various taxes, Universal Service Funds (USF) surcharges (primarily federal USF), and certain other surcharges from our customers and subsequently remits these taxes to governmental authorities. During the predecessor period, USF and other surcharges amounted to $83 million during the four months ended April 30, 2021 and $193 million for the year ended December 31, 2020.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2015, we accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. We recognized FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term which ended on December 31, 2021. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. We are required to complete the RDOF deployment by December 31, 2028. Thereafter, the FCC will review carriers’ RDOF program completion data, and if the FCC determines that we did not satisfy applicable FCC RDOF requirements, we could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We will accrue an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

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

We assess potential impairments to our leases annually, or as indicators exist, if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist. We continue to review our real estate portfolio and, during the first quarter of 2022, determined to either terminate or market for sublease certain facilities leases, which triggered an impairment of $44 million for our finance and operating lease assets recorded as restructuring charges and other costs. See Note 12 for further details.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, and results of recent operations. If we determine that we are not able to realize a portion of our net deferred tax assets in the future, we would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The tax effect of a change in tax law or rates included in income tax expense from continuing operations includes effect of changes in deferred tax assets and liabilities initially recognized through a charge or credit to other comprehensive income (loss). The residual tax effects typically are released when the item giving rise to the tax effect is disposed of, liquidated, or terminated. Since we have adopted the portfolio approach to release the residual tax effects, there is no release for the residual tax effect from the sale of our Northwest Operations.

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

(2) Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This standard provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. The standard applies to contracts and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2024. The adoption of this standard does not result in a material impact to our financial position or results of operations.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On the Effective Date, pursuant to the terms of the Plan (i) Old Frontier completed a series of transactions pursuant to which it transferred all of its assets in a taxable sale to an indirectly wholly owned subsidiary of Frontier Communications Parent, Inc., a Delaware corporation (“Frontier” or the “Company”), prior to winding down its business, (ii) all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and (iii) in connection with emergence, we issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined by the Plan) and the Restructuring Support Agreement was automatically terminated. For a description of our DIP financing and exit financing upon Emergence, see Note 10 Long-Term Debt.

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

On the Effective Date, pursuant to the terms of the Plan, all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and in connection with emergence, we issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined by the Plan) and the Restructuring Support Agreement was automatically terminated.

The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated, and resolved in connection with the claims resolution process.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We have incurred significant costs associated with the reorganization, primarily legal and professional fees. Write-off of deferred debt issuance costs, the write-off of original issue net discount related to debt subject to compromise and the DIP financing costs were also included in reorganization items. The Reorganization items for the year ended December 31, 2020 were adjusted to reflect the October 30, 2020 Bankruptcy Court order limiting certain professional fees.

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

Upon the application of fresh start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values. Each asset and liability existing as of the Effective Date, other than deferred taxes, have been stated at the fair value, and determined at appropriate risk-adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Effective Date estimated fair values of certain of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements after April 30, 2021 are not comparable to our consolidated financial statements as of or prior to that date.

Reorganization Value

As set forth in the Plan of Reorganization, the enterprise value of the Successor Company was estimated to be between $10.5 billion and $12.5 billion. Based on the estimates and assumptions discussed below, we estimated the enterprise value to be $12.5 billion as of the Effective Date. We based our enterprise value on projections which included higher capital expenditures to enhance the network and would result in higher revenue and Earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

Management, with the assistance of our valuation advisors, estimated the enterprise value (“EV”) of the Successor Company, which was approved by the Bankruptcy Court, using various valuation methodologies, including a Discounted Cash Flow analysis (DCF), the Guideline Public Company Method (GPCM), and the Guideline Transaction Method (GTM). Under the DCF analysis, the enterprise value was estimated by discounting the projections’ unlevered free cash flow by the Weighted Average Cost of Capital (WACC), we estimated rate of return. A terminal value was estimated by applying a Gordon Growth Model to the normalized level of cash flows in the terminal period. The Gordon Growth Model was based on the WACC and the perpetual growth rate, and the terminal value was added back to the discounted cash flows.

Under the GPCM, our enterprise value was estimated by performing an analysis of publicly traded companies that operate in a similar industry. A range of Enterprise Value / EBITDA (EV/EBITDA) multiples were selected based on the financial and operating attributes of Frontier relative to the comparable publicly traded companies. The selected range of multiples were applied to our forecasted EBITDA to estimate the enterprise value of the Company.

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

The reconciliation of our enterprise value to reorganization value as of the Effective Date is as follows:

($ in millions)

Enterprise value	$12,500
Plus: Cash and cash equivalents and restricted cash	940
Plus: Current liabilities (excluding debt, finance leases, and non-operating liabilities)	1,179
Plus: Long term liabilities (excluding debt, finance leases, deferred tax liability)	307
Reorganization value	$14,926

The adjustments set forth in the following Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(7) As part of the Plan of Reorganization, the Bankruptcy Court approved the settlement of claims reported within Liabilities subject to compromise in our Consolidated balance sheet at our respective allowed claim amounts.

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

For purposes of estimating the fair values of customer relationships, we utilized an Income Approach, specifically, the Multi-Period Excess Earnings method, or MPEEM. The MPEEM estimates fair value based on the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The cash flows attributable to the customer relationships were adjusted for contributory asset charges related to the working capital, fixed assets, trade name/trademarks and assembled workforce. The discount rate utilized to present-value the after-tax cash flows was based on the overall weighted cost of capital of the Company as well as the asset specific risks of the intangible assets. Changes in these inputs could have a significant impact on the fair value of the customer relationships intangible assets.

For purposes of estimating the fair value of trademarks and tradenames, an Income approach was used, specifically, the Relief from Royalty Method. The estimated royalty rates were historical third-party transactions regarding the licensing of similar type of assets as well as a review of historical assumptions used in prior transactions. The selected royalty rates were applied to the revenue generated by the trademarks and tradenames to determine the amount of royalty payments saved as a result of owning these assets. The forecasted cash flows were based on our projected revenues and the resulting royalty savings were discounted using a rate based on the overall weighted cost of capital of the Company as well as the asset specific risks of the intangible assets.

(11)Reflects the fair value adjustment to the right of use assets and lease liabilities. Upon application of fresh start accounting, we revalued its right-of-use assets and lease liabilities using the incremental borrowing rate applicable to the Company after emergence from bankruptcy and commensurate with its new capital structure. In addition, we decreased the right-of-use assets to recognize $4 million related to the unfavorable lease contracts.

(12)Reflects the fair value adjustment to adjust Long-term debt as of the Effective Date. This adjustment is to state our debt at estimated fair values.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)Reflects a remeasurement of pension and Other Postretirement Benefits related accounts as part of fresh start accounting considerations at emergence.

(14)Reflects the impact of fresh start adjustments on deferred taxes. We purchased the assets, including the stock of subsidiaries, of Frontier Communications Corporation (“Predecessor’s Parent”) at the time of emergence. The Predecessor’s Parent’s federal and state net operating loss carryforwards are expected to have been utilized as a result of the taxable gain realized upon emergence. To the extent not utilized to offset taxable gain, such net operating loss carryforwards are expected to be reduced in accordance with Section 108 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). As part of the taxable purchase, elections were made under Code section 338(h)(10) to step up the value of assets in certain subsidiaries to fair market value. All other subsidiaries carried over their deferred taxes. The adjustments reflect a $1.5 billion reduction in deferred tax assets for federal and state net operating loss carryforwards, a reduction in valuation allowance and a reduction in deferred tax liabilities.

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

Video services include revenues generated from services provided directly to consumer customers as linear terrestrial television services, through various satellite providers, and through partnerships with over-the-top (OTT) video providers. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. We have made the strategic decision to limit sales of new traditional TV services focusing on our broadband products and OTT video options;

Other customer revenue includes switched access revenue, rents collected for collocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (switched access). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including the CAF II and RDOF.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide a summary of revenues, by category. Revenues in the following tables include revenues for the Northwest Operations for the four months ended April 30, 2020 (prior to its disposal):

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020
Data and Internet services	$3,390	$2,224	$1,125	$3,478
Voice services	1,498	1,091	647	2,085
Video services	520	397	223	789
Other	325	246	125	429
Revenue from contracts
with customers (1)	5,733	3,958	2,120	6,781
Subsidy and other regulatory revenue (2)	54	222	111	374
Total revenue	$5,787	$4,180	$2,231	$7,155

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020
Consumer (3)	$3,116	$2,125	$1,133	$3,609
Business and Wholesale	2,617	1,833	987	3,172
Revenue from contracts
with customers (1)	5,733	3,958	2,120	6,781
Subsidy and other regulatory revenue (2)	54	222	111	374
Total revenue	$5,787	$4,180	$2,231	$7,155

(1)Includes $63 million of lease revenue for the year ended December 31, 2022, $21 million for the four months ended April 30, 2021, $42 million for the eight months ended December 31, 2021 and $67 million for the year ended December 31, 2020.

(2)Includes $30 million in transition services provided to the purchaser in connection with the divestiture of the Northwest Operations for the year ended December 31, 2020.

(3)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the changes in the contract assets and contract liabilities:

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at January 1, 2022 (Successor)	$-	$-	$27	$11
Revenue recognized included
in opening contract balance	-	-	(30)	(11)
Credits granted, excluding amounts
recognized as revenue	-	-	26	22
Reclassified between current
and noncurrent	-	-	5	(5)
Balance at December 31, 2022 (Successor)	$-	$-	$28	$17

	Contract Assets		Contract Liabilities
($ in millions)	Current	Noncurrent	Current	Noncurrent

Balance at
December 31, 2020 (Predecessor)	$6	$9	$58	$20
Revenue recognized included
in opening contract balance	(4)	-	(23)	(3)
Cash received, excluding amounts
recognized as revenue	-	-	22	2
Balance at April 30, 2021 (Predecessor)	$2	$9	$57	$19
Fresh start accounting adjustments	(2)	(9)	(42)	(18)
Balance at April 30, 2021 (Predecessor)	$-	$-	$15	$1

Balance at April 30, 2021 (Successor)	$-	$-	$15	$1
Revenue recognized included
in opening contract balance	-	-	(20)	(2)
Credits granted, excluding amounts
recognized as revenue	-	-	30	14
Reclassified between current
and noncurrent	-	-	2	(2)
Balance at December 31, 2021 (Successor)	$-	$-	$27	$11

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

Successor
($ in millions)	Revenue from contracts with customers

2023	$633
2024	302
2025	157
2026	87
2027	37
Thereafter	63
Total	$1,279

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Accounts Receivable:

The components of accounts receivable, net at December 31, 2022 and 2021 are as follows:

($ in millions)	December 31, 2022	December 31, 2021

Retail and Wholesale	$416	$441
Other	69	74
Less: Allowance for doubtful accounts	(47)	(57)
Accounts receivable, net	$438	$458

An analysis of the activity in the allowance for credit losses is as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
($ in millions)	December 31,	ended December 31,	ended April 30,	December 31,
	2022	2021	2021	2020
Balance at beginning of the Period:	$57	$-	$130	$120
Increases: Provision for bad debt charged to expense	26	14	-	-
Increases: Provision for bad debt charged to revenue	30	38	37	106
Write-offs charged against allowance, net of recoveries	(66)	5	(167)	(96)
Balance at end of Period:	$47	$57	$-	$130

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

The provision for bad debts was $26 million for the year ended December 31, 2022, $14 million for the four months ended April 30, 2021, $14 million for the eight months ended December 31, 2021 and $106 million for the year ended December 31, 2020.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Property, Plant, and Equipment:

Property, plant, and equipment, net at December 31, 2022 and 2021 are as follows:

	Estimated	December 31,	December 31,
($ in millions)	Useful Lives	2022	2021

Land	N/A	$244	$251
Buildings and leasehold improvements	40 years	1,212	1,195
General support	5 to 15 years	290	212
Central office/electronic circuit equipment	5 to 8 years	1,807	1,266
Poles	30 years	797	677
Cable, fiber, and wire	15 to 25 years	5,756	4,101
Conduit	50 years	1,404	1,374
Materials and supplies		546	139
Construction work in progress		1,130	492
Property, plant, and equipment		13,186	9,707
Less: Accumulated depreciation		(1,336)	(508)
Property, plant, and equipment, net		$11,850	$9,199

As of April 30, 2021, as a result of fresh start accounting, we have adjusted our property, plant, and equipment balance to fair value. See Note 4 for additional information. Property, plant, and equipment includes approximately $121 million and $129 million of fixed assets recognized under capital leases as of December 31, 2022 and 2021, respectively.

During 2022, we sold a property that was subject to leaseback, generating approximately $70 million in proceeds.

During 2022, our materials and supplies increased by approximately $400 million, as compared to 2021. This increase was primarily due to our fiber build plans and consumer premises. Components of this include an increase in fiber, network electronics, and customer premises equipment.

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

During the year ended December 31, 2022, our capital expenditures were $2,738 million. In addition, we had an increase of $797 million in capital expenditures due to changes in accounts payable as of December 31, 2022. For the year ended December 31, 2022 we had capitalized interest of $33 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Depreciation expense	$861	$520	$407	$1,225

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2022, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of December 31, 2022, 2021, and 2020.

As a result of fresh start accounting, on the Effective Date, intangible assets and related accumulated amortization of the Predecessor were eliminated. Successor intangible assets were recorded at fair value as of the Effective Date. See Note 4.

The balances of these assets are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(121)	$679	$800	$(48)	$752
Customer Relationships - Wholesale	3,491	(364)	3,127	3,491	(146)	3,345
Trademarks & Tradenames	150	(50)	100	150	(20)	130
Total other intangibles	$4,441	$(535)	$3,906	$4,441	$(214)	$4,227

Amortization expense was as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Amortization expense	$321	$214	$99	$343

Following the Effective Date, we amortize our intangible assets on a straight line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $321 million in 2023, 2024, 2025, $301 million in 2026 and $291 million in 2027.

For the Predecessor, amortization expense was primarily for our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our trade name was an indefinite-lived intangible asset that was not subject to amortization.

(9) Divestiture of Northwest Operations:

On May 1, 2020, we completed the sale of our Northwest Operations pursuant to the terms and conditions of the Purchase Agreement, dated as of May 28, 2019, for gross proceeds of $1,352 million, subject to certain closing adjustments. Net of funding certain pension and other retiree medical liabilities, funding of indebtedness, funding certain escrows and other closing adjustments, we received $1,131 million in proceeds.

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

During the year ended December 31, 2020, we recorded a loss on disposal of $162 million, associated with the sale of the Northwest Operations.

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

•the unsecured notes and debentures and the secured and unsecured debentures of our subsidiaries.

As of the Effective Date, amounts that were outstanding under the JPM Credit Agreement, the Original First Lien Notes, and the Original Second Lien Notes were repaid in full.

On the Effective Date, pursuant to the terms of the Plan, all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and in connection with emergence, we issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined under the Plan).

Interest expense for the four months ended April 30, 2021 and for the year ended December 31, 2020 recorded on our Predecessor statements of operations was lower than contractual interest of $450 million and $1,456 million, respectively, because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

The activity in long-term debt is summarized as follows:

		For the year ended December 31, 2022
		Principal
	January 1,	Payments	New	December 31,	Interest Rate at
($ in millions)	2022	and Retirements	Borrowings	2022	December 31, 2022 (2)

Secured debt issued by Frontier	$6,927	$(14)	$1,200	$8,113	6.726%
Secured debt issued by subsidiaries	100	-	-	100	8.500%
Unsecured debt issued by subsidiaries	750	-	-	750	6.899%
Principal outstanding	$7,777	$(14)	$1,200	$8,963	6.760%

Less: Unamortized Debt Issuance Costs	(13)			(28)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	219			190
Total Long-term debt	$7,968			$9,110

(1) Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

(2) The interest rates at December 31, 2022 represent a weighted average of multiple issuances.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at December 31, 2022 and 2021 is as follows:

	December 31, 2022		December 31, 2021
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,450	8.500% (Variable)	$1,464	4.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,113		6,927

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Total secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$8,963	6.760% (1)	$7,777	5.702% (1)

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances

Credit Facilities and Term Loans

Senior Secured Notes

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

The First Lien Notes due 2030 are secured by a first-priority lien, subject to permitted liens, by all the assets that secure the issuer’s obligations under its senior secured credit facilities and existing senior secured notes. The First Lien Notes due 2030 were issued pursuant to an indenture, dated as of May 12, 2022, by and among Frontier Holdings, the guarantors party thereto, the grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent.

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

The First Lien Notes are secured on a first-priority basis and pari passu with its senior secured credit facilities, subject to permitted liens and certain exceptions, by all the assets that secure our obligations under the Term Loan Facility and the Revolving Facility.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

At our election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over SOFR. The interest rate margin with respect to any SOFR loan under the Exit Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% SOFR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure the First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $217 million of letters of credit previously outstanding, we have $683 million of available borrowing capacity under the Revolving Facility.

The Revolving Facility includes customary negative covenants for loan agreements of this type, including covenants limiting Frontier and our restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Term Loan Facility

The Term Loan Facility’s maturity date is October 8, 2027. At our election, the determination of interest rates for the Term Loan Facility is based on margins over the alternate base rate or over LIBOR. The interest rate margin with respect to any LIBOR loan under the Term Loan Facility is 3.75% for LIBOR loans or 2.75% with respect to any alternate base rate loan, with a 0.75% LIBOR floor.

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

The Term Loan Facility includes customary negative covenants for loan agreements of this type, including covenants limiting Frontier and our restricted subsidiaries’ (other than certain covenants therein which are limited to subsidiary guarantors) ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of certain material payment subordinated indebtedness, in each case subject to customary exceptions for loan agreements of this type.

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

Gain/Loss on Extinguishment of Debt

During the year ended December 31, 2020, we recorded a loss on early extinguishment of debt of $72 million driven primarily by the write-off of unamortized original issuance cost associated with the retired Term Loan B, the Original First Lien Notes, and the Original Second Lien Notes.

Other Obligations

During 2018, we contributed real estate properties with an aggregate fair value of $37 million for the purpose of funding a portion of our contribution obligations to our qualified defined benefit pension plan. The pension plan obtained independent appraisals of the property and, based on these appraisals, the pension plan recorded the contributions at aggregate fair value of $37 million for 2019. We entered into a lease for the contributed properties. The properties are managed on behalf of the pension plan by an independent fiduciary, and the terms of the lease were negotiated with the fiduciary on an arm’s-length basis.

For properties contributed in 2018, leases have initial terms of 20 years at a combined average aggregate annual rent of approximately $5 million.

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the property in our financial statements and no gain or loss was recognized. An obligation of $54 million is included in our consolidated balance sheet within “Other liabilities” as of December 31, 2022 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 12 for additional details.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During 2022, we incurred $99 million in restructuring charges and other costs consisting of $44 million of lease impairment costs from the strategic exit of certain facilities, $44 million of severance and employee costs resulting from workforce reductions, and $11 million of costs related to other restructuring activities.

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

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at December 31, 2020 (Predecessor)	$2
Severance expense	7
Cash payments during the period	(2)
Balance at April 30, 2021 (Predecessor)	$7

Balance at April 30, 2021 (Successor)	$7
Severance expense	11
Other costs	10
Cash payments during the period	(21)
Balance at December 31, 2021 (Successor)	$7
Severance expense	44
Other costs	55
Cash payments during the period	(97)
Balance at December 31, 2022 (Successor)	$9

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

((

(12) Leases:

With the adoption of ASC 842 on January 1, 2020, we elected to apply the ‘package of practical expedients’, which permits the Company to not reassess under the new standard its prior conclusions including lease identification, lease classification, and initial direct costs. Additionally, we elected to apply the land easement practical expedient, which permits the Company to account for land easements under the new standard only on a prospective basis. We did not apply the use of hindsight practical expedient.

The components of lease cost are as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$19	$13	$7	$15
Interest on lease liabilities	9	6	4	13
Finance lease cost	28	19	11	28
Operating lease cost (1)	62	38	19	68
Sublease income	(12)	(11)	(4)	(11)
Total lease cost	$78	$46	$26	$85

(1)Includes short-term lease costs of $3 million for the year ended December 31, 2022, $1 million for the four months ended April 30, 2021, and $2 million for the eight months ended December 31, 2021. Includes variable lease costs of $5 million for the year ended December 31, 2022, $2 million for the four months ended April 30, 2021, and $4 million for the eight months ended December 31, 2021.

Supplemental balance sheet information related to leases is as follows:

($ in millions)	December 31, 2022		December 31, 2021

Operating right-of-use assets	$187	(1)	$200	(1)
Finance right-of-use assets	$121	(2)	$129	(2)

Operating lease liabilities	$213	(3)	$204	(3)
Finance lease liabilities	$133	(4)	$148	(4)

Operating leases:
Weighted-average remaining lease term	8.42	years	8.02	years
Weighted-average discount rate	5.87%		5.89%

Finance leases:
Weighted-average remaining lease term	12.81	years	12.74	years
Weighted-average discount rate	8.53%		8.24%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our December 31, 2022 consolidated balance sheets.

(3)This amount represents $42 million and $171 million, and $41 million and $163 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2022 and 2021 consolidated balance sheets.

(4)This amount represents $18 million and $115 million, and $20 million and $128 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2022 and 2021 consolidated balance sheets.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases is as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Cash paid for amount included in the measurement
of lease liabilities, net of amounts received as
revenue:
Operating cash flows provided by operating leases	$63	$63	$21	$67
Operating cash flows used by operating leases	$(62)	$(38)	$(14)	$(68)
Operating cash flows used by finance leases	$(9)	$(6)	$(5)	$(13)
Financing cash flows used by finance leases	$(19)	$(13)	$(7)	$(23)

Right-of-use assets obtained in exchange for lease
liabilities:
Operating leases	$44	$10	$8	$28
Finance leases	$4	$25	$-	$3

Lessee

For lessee agreements, we elected to apply the short-term lease recognition exemption for all leases that qualify and as such, does not recognize assets or liabilities for leases with terms of less than twelve months, including existing leases at transition. We elected not to separate lease and non-lease components.

As of January 1, 2020, we have operating and finance leases for administrative and network properties, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 85 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year.

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2022:

	Successor
	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2023	$39	$27
2024	36	21
2025	32	18
2026	29	15
2027	24	11
Thereafter	77	99
Total lease payments	237	191
Less: imputed interest	(24)	(58)
Present value of lease liabilities	$213	$133

Lessor

We are the lessor for operating leases of towers, datacenters, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 59 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year. None of these leases include options for our lessees to purchase the underlying asset.

A significant number of our service contracts with our customers include equipment rentals. We have elected to apply the practical expedient to account for those associated equipment rentals and services as a single, combined component. We have evaluated the service component to be ‘predominant’ in these contracts and have accounted for the combined component as a single performance obligation under ASC 606.

We, as a lessor, recognized revenue of $63 million for the year ended December 31, 2022, $21 million for the four months ended April 30, 2021, $42 million for the eight months ended December 31, 2021, and $67 million for the year ended December 31, 2020.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2022:

Successor
Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2023	$10
2024	8
2025	1
2026	-
2027	-
Thereafter	-
Total lease payments from customers	$19

(13) Investment and Other Income (Loss), Net:

The components of investment and other income (loss), net are as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Interest and dividend income	$42	$1	$-	$4
Pension benefit	75	52	6	(36)
OPEB costs	(18)	(50)	(4)	(7)
OPEB remeasurement gain	248	-	-	-
Pension remeasurement gain	218	-	-	-
All other, net	(11)	(8)	(1)	(4)
Total investment and other income (loss), net	$554	$(5)	$1	$(43)

During 2022, we recorded an actuarial gain of $248 million as a result of remeasurements due to amendments in the medical coverage for certain postretirement benefit plans, discount rate changes, as well as regular period end remeasurements. As a result of pension settlement charges incurred during 2022, we had a remeasurement gain of $218 million, which included period end remeasurement. Refer to Note 20 for further details.

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(14) Capital Stock:

Our authorized capital stock consists of 1,750 million shares of common stock, par value $0.01 per share and 50 million shares of preferred stock, par value $0.01 per share. As of December 31, 2022, approximately 245 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

(15) Stock Plans:

Upon emergence the Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. As of December 31, 2022, unvested awards relating to approximately 2,100,000 shares were outstanding under the Emergence LTI Program.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Successor Plans - The 2021 Incentive Plan

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at April 30, 2021	-	$-	$-
Restricted stock granted	2,578	$28.66	$75
Restricted stock vested	(21)	$28.44	$-
Restricted stock forfeited	(74)	$28.52
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	1,104	$25.80	$28
Restricted stock vested	(892)	$25.81	$(23)
Restricted stock forfeited	(181)	$25.88
Balance at December 31, 2022	2,514	$25.78	$64

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2021 and 2022 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2022 was $47 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $34 million, for the year ended December 31, 2022, has been recorded in connection with restricted stock. Compensation expense was $12 million for the eight months ended December 31, 2021.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units (“PSU”) are awarded to each participant with respect to the three year performance period (the “Measurement Period”). The performance metrics under the 2021 PSU awards consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (TSR)” modifier, which is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three year Measurement Period. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target units. The payout of the 2022 PSUs can range from 0% to a maximum award payout of 200% of the target units.

The number of PSU awards earned at the end of the Measurement Period may be more or less than the number of target PSUs granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and, except for limited circumstances, must be employed by Frontier upon determination in order for the award to vest. The Compensation and Human Capital Committee will determine the number of shares earned for the Measurement Period in the first quarter of the year following the end of the Measurement Period. PSUs awards, to the extent earned, will be paid out in the form of common stock shortly following the end of the Measurement Period.

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2021 PSU awards, targets for all three-performance metrics have been set and the related expense based on the fair value of the grants will be amortized over the appropriate period. For the 2022 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, we are recognizing expense with respect to 1/3 of the aggregate outstanding 2022 PSU awards over the appropriate period.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at April 30, 2021	-	$-
Target performance shares awarded, net	3,157	$25.62 (2)
Target performance shares forfeited	(13)	$25.61
Balance at January 1, 2022	3,144	$25.62
Target performance shares awarded, net	388	$25.66 (3)
Target performance shares forfeited	(47)	$-
Balance at December 31, 2022	3,485	$25.62

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

(2) Approximately 1.1 million shares included in this award were granted in 2021 with a grant date fair value of $30.85 per share. Approximately 2.1 million shares were granted in 2022 with a grant date fair value price of $27.22 per share.

(3) Approximately 0.2 million shares included in this award were granted in 2022 with a grant date fair value of $26.81 per share. Approximately 0.2 million shares have not been granted as of December 31, 2022.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. As of December 31, 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $47 million related PSU awards. As of December 31, 2021, this includes the 2021 PSU awards associated with all three performance metrics and the 2022 PSU awards associated with the Expansion Fiber Penetration performance metric only.

Non-Employee Director Equity Compensation

Non-employee directors receive $250,000 of annual core compensation which includes $150,000 of RSUs granted annually. In 2022, we recognized $1 million in stock-based compensation expense related to non-employee director units.

In 2021, non-employee directors received an initial emergence RSU grant valued at $300,000. In addition, Board committee chairs receive retainers for their committee service in the form of RSUs. In 2021, we recognized $1 million in stock-based compensation expense related to non-employee director units. Cash compensation associated with the Director Plans was $5 million in 2020.

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

There was no compensation expense the four months ended April 30, 2021, and the year ended December 31, 2020.

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

Compensation expense was $(1) million and $2 million for the four months ended April 30, 2021, and the year ended December 31, 2020, respectively.

Performance Shares

On February 15, 2012, Old Frontier’s Compensation Committee, adopted the Frontier Long-Term Incentive Plan (the LTIP). LTIP awards were granted in the form of performance shares or units/cash. The LTIP was offered under the EIPs, and participants consisted of senior vice presidents and above. The LTIP awards had performance, market, and time-vesting conditions.

During the first 90 days of a three year performance period (a Measurement Period), a target number of performance shares or units were awarded to each LTIP participant with respect to the Measurement Period. The performance metrics under the LTIP were (1) annual targets for operating cash flow or adjusted free cash flow per share based on the goal set and (2) an overall performance “modifier, based on our total return to stockholders (i.e., Total Shareholder Return or TSR) relative to the Integrated Telecommunications Services Group (GICS Code 50101020) for the Measurement Period. Operating cash flow or adjusted free cash flow per share performance was determined at the end of each year and the annual results were averaged at the end of the Measurement Period to determine the preliminary number of shares earned under the LTIP award. The TSR performance measure was then applied to decrease or increase payouts based on our three year relative TSR performance. LTIP awards, to the extent earned, were paid out in the form of common stock or cash shortly following the end of the Measurement Period. During 2020, all of the remaining performance shares under the LTIP were cancelled.

The following summary presents information regarding LTIP target performance shares:

Number of
Shares
(in thousands)
Balance at December 31, 2019 (Predecessor)	96
LTIP target performance shares/units granted	-
LTIP target performance shares/units earned	-
LTIP target performance shares/units forfeited	(96)
Balance at December 31, 2020 (Predecessor)	-

For purposes of determining compensation expense, the fair value of each performance share was measured at the end of each reporting period and, therefore, fluctuated based on the price of our common stock as well as performance relative to the targets.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	ended December 31,
	2022	2021	2021	2020

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	4.8	3.1	0.5	21.7
Tax reserve adjustment	0.6	0.1	-	(0.7)
Fresh start and reorganization adjustments	-	-	(24.9)	-
Changes in certain deferred tax balances	(0.5)	(8.2)	-	(35.8)
Interest expense deduction	-	-	-	30.7
Restructuring cost	-	-	0.3	(10.0)
Loss on disposal of Northwest Operations	-	-	-	(9.1)
Share-based payments	-	-	-	(0.2)
Federal research and development credit	(1.2)	(0.4)	-	(0.5)
All other, net	1.7	1.6	-	0.1
Effective tax rate	26.4%	17.2%	(3.1)%	17.2%

Under ASC 740 – 270, income tax expense for the four months ended April 30, 2021, is based on the actual year to date effective tax rate for the first four months of the year inclusive of the impact of the fresh start and reorganization adjustments. Income tax expense for the eight months ended December 31, 2021 is based on the actual year to date effective tax rate for the successor period.

Other Tax Items

As of December 31, 2022, $18 million of expected income tax refunds are included in “Income taxes and other current assets” and $13 million of expected income tax receivable are included in “other assets” in the consolidated balance sheet.

In 2022, we paid net federal and state income tax totaling $8 million. For the four months ended April 30, 2021 and the eight months ended December 31, 2021, we paid net federal and state income tax amounting to $9 million and $28 million, respectively.

The Company reviewed the requirements of the Corporate Alternative Minimum Tax under the Inflation Reduction Act and Notice 2023-7, and does not believe the Company is subject to this new tax.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) are as follows:

	December 31,	December 31,
($ in millions)	2022	2021

Deferred income tax liabilities:
Property, plant, and equipment basis differences	$1,059	$859
Intangibles	178	140
Deferred revenue/expense	(7)	(3)
Other, net	47	46
	$1,277	$1,042

Deferred income tax assets:
Pension liability	$123	$212
Tax operating loss carryforward	306	185
Employee benefits	91	151
Interest expense deduction
limitation carryforward	112	-
Accrued expenses	80	76
Lease obligations	96	75
Tax credit	14	4
Allowance for doubtful accounts	13	14
Other, net	25	30
	860	747
Less: Valuation allowance	(141)	(92)
Net deferred income tax asset	719	655
Net deferred income tax liability	$558	$387

Our federal net operating loss carryforward as of December 31, 2022, is estimated at $156 million. Some of the federal loss carryforward will begin to expire between 2036 and 2037, with $71 million carrying forward indefinitely, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2022, is estimated at $2.4 billion. A portion of our state loss carryforward will continue to expire annually through 2042, unless otherwise used.

Our federal research and development credit as of December 31, 2022, is estimated at $9 million. The federal research and development credit will begin to expire after 2041, unless otherwise used.

Our various state credits as of December 31, 2022, are estimated at $12 million. The state credits will begin to expire after 2026, unless otherwise used.

We considered positive and negative evidence in regard to evaluating certain deferred tax assets during 2022, including the development of recent years of pre-tax book losses.

As of December 31, 2022, we have a valuation allowance of $141 million net of federal tax benefit, to reduce deferred tax assets to an amount more likely than not to be realized. This valuation allowance is related to state net operating losses, state tax credits, and the state impact from the federal limitation on interest expense deduction. In evaluating our ability to realize our deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management also considered the projected reversal of deferred tax liabilities in making this assessment. Based upon this assessment, management believes it is more likely than not we will realize the benefits of these deductible differences, net of valuation allowance.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Income tax expense (benefit):
Current:
Federal	$-	$-	$-	$(12)
State	(7)	8	12	19
Total Current	(7)	8	12	7

Deferred:
Federal	125	(84)	(116)	(84)
State	40	162	(32)	(7)
Total Deferred	165	78	(148)	(91)
Total income tax expense (benefit)	158	86	(136)	(84)

Income taxes charged (credited) to equity of Frontier:
Deferred income taxes (benefits) arising from the recognition of additional pension/OPEB liability	8	19	-	35

Total income taxes charged (credited) to equity of Frontier	-	-	-	35
Total income tax expense (benefit)	$166	$105	$(136)	$(49)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in our income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $5 million as of December 31, 2022, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, would not have a material impact on our effective tax rate as of December 31, 2022.

Our policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2018 forward for federal and 2016 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

The following table sets forth the changes in our balance of unrecognized tax benefits:

	Successor		Predecessor
($ in millions)	December 31,	December 31,	April 30,	December 31,
	2022	2021	2021	2020

Unrecognized tax benefits - beginning of period	$1	$1	$16	$12
Gross increases - prior period tax positions	-	-	-	4
Gross increases - current period tax positions	4	-	(15)	-
Unrecognized tax benefits - end of period	$5	$1	$1	$16

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Net Income (Loss) Per Common Share:

The reconciliation of the net income (loss) per common share calculation is as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
($ in millions and shares in thousands,	December 31,	ended December 31,	ended April 30,	December 31,
except per share amounts)	2022	2021	2021	2020
Net income (loss) used for
basic and diluted earnings (loss) per share:
Net income (loss) attributable to Frontier common shareholders	$441	$414	$4,541	$(402)
Less: Dividends paid on unvested restricted stock awards	-	-	-	-
Total basic net income (loss) attributable to
Frontier common shareholders	$441	$414	$4,541	$(402)

Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income (loss) attributable to
Frontier common shareholders	$441	$414	$4,541	$(402)

Basic earnings (loss) per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	244,781	244,405	104,799	104,944
Less: Weighted average unvested restricted stock awards	-	-	(215)	(477)
Total weighted average shares outstanding – basic	244,781	244,405	104,584	104,467

Basic net income (loss) per share attributable
to Frontier common shareholders	$1.80	$1.69	$43.42	$(3.85)

Diluted earnings (loss) per share:
Total weighted average shares outstanding – basic	244,781	244,405	104,584	104,467
Effect of dilutive units	-	1,480	340	-
Effect of dilutive restricted stock awards	499	-	-	-
Total weighted average shares outstanding – diluted	245,280	245,885	104,924	104,467

Diluted net income (loss) per share attributable to Frontier common shareholders	$1.80	$1.68	$43.28	$(3.85)

In calculating diluted net income per common share for the years ended December 31, 2022, and 2021, and diluted net loss for 2020 the effect of all outstanding PSUs is excluded from the computation as their respective performance metrics have not been satisfied.

Stock Units

As of December 31, 2022, there were no stock units outstanding. As of April 30, 2021, there were 339,544 stock units issued under Old Frontier director and employee compensation plans that were included in the diluted EPS calculation for the four months ended April 30, 2021 as the effect would be dilutive.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2019 (Predecessor) (1)	$(684)	$34	$(650)
Other comprehensive income (loss)
before reclassifications	(320)	(76)	(396)
Amounts reclassified from accumulated other
comprehensive loss to net loss	305	(14)	291
Net current-period other comprehensive income (loss)	(15)	(90)	(105)
Balance at December 31, 2020 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net loss	19	(4)	15
Net current-period other comprehensive income	289	70	359
Cancellation of Predecessor equity	(410)	14	(396)
Balance at April 30, 2021 (Predecessor) (1)	-	-	-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income
before reclassifications	-	64	64
Amounts reclassified from accumulated other
comprehensive income to net loss	-	(4)	(4)
Net current-period other comprehensive income	-	60	60
Balance at December 31, 2021 (Successor) (1)	$-	$60	$60
Other comprehensive income
before reclassifications	-	30	30
Amounts reclassified from accumulated other
comprehensive income to net income	-	(11)	(11)
Net current-period other comprehensive
income	-	19	19
Balance at December 31, 2022 (Successor) (1)	$-	$79	$79

(1)Pension and OPEB amounts are net of deferred tax balances of $23 million, $15 million, $234 million, and $204 million as of December 31, 2022, 2021, 2020, and 2019, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (1)
	Successor		Predecessor

Details about Accumulated Other	For the year ended	For the eight months	For the four months	For the year ended	Affected line item in the
Comprehensive Loss Components	December 31,	ended December 31,	ended April 30,	December 31,	statement where net
($ in millions)	2022	2021	2021	2020	income (loss) is presented
Amortization of Pension Cost Items(2)
Actuarial gains (losses)	$-	$-	$(24)	$(99)
Loss on disposal	-	-	-	(81)
Pension settlement costs	-	-	-	(159)
Reclassifications, pretax	-	-	(24)	(339)	Loss before income taxes
Tax Impact	-	-	5	34	Income tax benefit
Reclassifications, net of tax	$-	$-	$(19)	$(305)	Net loss

Amortization of OPEB Cost Items(2)
Prior-service credits (costs)	$13	$5	$10	$32
Actuarial gains (losses)	-	-	(5)	(6)
Loss on disposal	-	-	-	(7)
Reclassifications, pretax	13	5	5	19	Income before income taxes
Tax impact	(2)	(1)	(1)	(5)	Income tax expense
Reclassifications, net of tax	$11	$4	$4	$14	Net gain

(1)Amounts in parentheses indicate losses.

(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 20 - Retirement Plans for additional details).

(19) Segment Information:

Our operations are assessed and managed by our CEO, our chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, we have one operating and one reportable segment. We provide both regulated and unregulated voice, data and video services to consumer and business customers and is typically the incumbent voice services provider in our service areas.

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

As of December 31, 2022, 2021 and 2020, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the technique described above, we are utilizing a discount rate of 5.50% as of December 31, 2022 for our qualified pension plan, compared to rates of 2.90% and 2.60% in 2021 and 2020, respectively. The discount rate for postretirement plans as of December 31, 2022 was 5.50% compared to 3.00% in 2021 and 2.60/2.80% in 2020.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 25% in long-duration fixed income securities, and 75% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2022 and 2021. For 2023, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

During 2022, we capitalized $21 million of pension and OPEB expense into the cost of our capital expenditures as the costs relate to our engineering and plant construction activities. During the four months of April 30, 2021, and the eight months ended December 31, 2021, we capitalized $7 million and $15 million, respectively, of pension and OPEB expense. We capitalized $25 million of pension and OPEB expense during the year ended December 31, 2020.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets at the end of each period, and the components of total pension benefit cost for each period:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months
	December 31,	ended December 31,	ended April 30,
($ in millions)	2022	2021	2021

Change in projected benefit obligation (PBO)
PBO at the beginning of the period	$3,477	$3,418	$3,708
Service cost	69	53	32
Interest cost	106	69	31
Actuarial (gain) loss	(867)	30	(328)
Benefits paid	(75)	(93)	(25)
Settlements	(200)	-	-
PBO at the end of the period	$2,510	$3,477	$3,418

Change in plan assets
Fair value of plan assets at the beginning of the period	$2,655	$2,586	$2,507
Actual return on plan assets	(523)	152	72
Employer contributions	176	10	32
Settlements	(200)	-	-
Benefits paid	(75)	(93)	(25)
Fair value of plan assets at the end of the period	$2,033	$2,655	$2,586

Funded status	$(477)	$(822)	$(832)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-	$-
Pension and other postretirement benefits - noncurrent	$(477)	$(822)	$(832)
Accumulated other comprehensive loss	$-	$-	$-

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Components of total pension benefit cost / (income)
Service cost	$69	$53	$32	$95
Interest cost on projected benefit obligation	106	69	31	108
Expected return on plan assets	(181)	(127)	(61)	(171)
(Gain) / Loss recognized	(218)	6	-	-
Amortization of unrecognized loss	-	-	24	99
Net periodic pension benefit cost / (income)	(224)	1	26	131
Pension settlement costs	55	-	-	159
Gain on disposal, net	-	-	-	(38)
Total pension benefit cost / (income)	$(169)	$1	$26	$252

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. These payments are recorded as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

During 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $200 million, which exceeded the settlement threshold of $175 million, and as a result, we recognized non-cash settlement charges totaling $55 million during the period. During 2022, we had actuarial gains of $867 million, driven by a change of 260 basis points in the discount rate, favorable lump sum annuity conversion interest rates and cash balance interest crediting rates, and updated census data to January 1, 2022, caused a gain the pension benefit obligation, as compared to the prior year. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

As part of fresh start accounting, we remeasured our net pension obligation as of April 30, 2021. In revaluing the pension benefit obligation, the assumed discount rate was 3.10% and the assumed rate of return on Plan assets was 7.50%. The discount rate increased compared to the 2.60% used in the December 31, 2020 valuation. This change as well as other changes in assumptions lead to a pension obligation decrease as a result of actuarial gains of $328 million.

The largest contributors to the $30 million actuarial loss from April 30, 2021 to December 31, 2021, were the decrease in the assumed discount rate from 3.10% to 2.90%.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2020, lump sum pension settlement payments to terminated or retired individuals amounted to $465 million, which exceeded the settlement threshold of $211 million, and as a result, we recognized non-cash settlement charges totaling $159 million during the period. The non-cash charge accelerated the recognition of a portion of the previously unrecognized actuarial losses in the Pension Plan.

The plan’s weighted average asset allocations at December 31, 2022 and 2021 by asset category are as follows:

	2022	2021
Asset category:
Equity securities	58%	49%
Debt securities	30%	44%
Alternative and other investments	12%	7%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2023	$233
2024	233
2025	236
2026	235
2027	233
2028-2032	1,129
Total	$2,299

We made pension plan contributions of $176 million in 2022.

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

Assumptions used in the computation of annual pension costs and valuation of the beginning/end of period obligations were as follows:

	12/31/2022	12/31/2021	4/30/2021	12/31/2020
Discount rate - used at period end to value obligation	5.50%	2.90%	3.10%	2.60%
Discount rate - used at beginning of period to compute annual cost	2.90%	3.10%	2.60%	3.40%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	2.00%	2.00%	2.00%

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2022 and 2021 and the components of total postretirement benefit cost for the years ended December 31, 2022, 2021 and 2020.

	Successor		Predecessor
	For the year ended	For the eight months	For the four months
	December 31,	ended December 31,	ended April 30,
($ in millions)	2022	2021	2021

Change in benefit obligation
Benefit obligation at the beginning of the period	$897	$941	$1,042
Service cost	13	11	7
Interest cost	31	18	9
Plan amendments	(41)	(79)	-
Plan participants' contributions	10	6	4
Actuarial (gain) loss	(248)	37	(99)
Benefits paid	(56)	(37)	(22)
Benefit obligation at the end of the period	$606	$897	$941

Change in plan assets
Fair value of plan assets at the beginning of the period	$-	$-	$-
Plan participants' contributions	10	6	4
Employer contribution	46	31	18
Benefits paid	(56)	(37)	(22)
Fair value of the plan assets at end of the period	$-	$-	$-

Funded status	$(606)	$(897)	$(941)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(39)	$(46)	$(48)
Pension and other postretirement benefits – noncurrent	$(567)	$(851)	$(893)
Accumulated other comprehensive (gain) loss	$(102)	$(75)	$-

	Successor		Predecessor
	For the year ended	For the eight months	For the four months	For the year ended
	December 31,	ended December 31,	ended April 30,	December 31,
($ in millions)	2022	2021	2021	2020

Components of total postretirement benefit cost / (income)
Service cost	$13	$11	$7	$20
Interest cost on projected benefit obligation	31	18	9	33
Amortization of prior service credit	(13)	(5)	(10)	(32)
(Gain) loss recognized	(248)	37	-	-
Amortization of unrecognized (gain) loss	-	-	5	6
Net periodic postretirement benefit cost / (income)	(217)	61	11	27
Gain on disposal, net	-	-	-	(24)
Total postretirement benefit cost / (income)	$(217)	$61	$11	$3

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2022, we amended the medical coverage for certain postretirement benefit plans, which necessitated remeasurements of our OPEB obligations. These remeasurements along with the period end remeasurement resulted in the recognition of a net actuarial gain of $248 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement dates. Upon emergence from bankruptcy, we revised our accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income. The remeasurements of our OPEB obligations during 2022 due to the amendments to the medical coverage for certain postretirement benefit plans also resulted in remeasurement of prior service credits of $40 million which were deferred in Accumulated comprehensive income as December 31, 2022.

As part of the fresh start accounting, we remeasured our net OPEB obligation as of April 30, 2021 resulting in actuarial gains of $99 million primarily driven by an increase in the discount rates used to measure our OPEB plans reduction when compared to December 31, 2020. The decrease in the discount rate from April 30, 2021 to December 31, 2021 primarily resulted in the actuarial loss of $37 million at December 31, 2021. During the eight months ended December 31, 2021, we amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurements of our other postretirement benefit obligation and prior service credits of $79 million which were deferred in Accumulated comprehensive income as December 31, 2021.

Assumptions used in the computation of annual OPEB costs and valuation of the beginning/end of period OPEB obligations were as follows:

	12/31/2022	12/31/2021	4/30/2021	12/31/2020
Discount rate - used at period end to value obligation	5.50%	3.00%	3.30%	2.60% - 2.80%
Discount rate - used to compute annual cost	3.00% - 5.60%	2.80% - 3.30%	2.60% - 2.80%	3.40% - 3.50%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2023	$40	$-	$40
2024	41	-	41
2025	42	-	42
2026	44	-	44
2027	45	-	45
2028-2032	246	-	246
Total	$458	$-	$458

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 7.25% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 5.00% in the year 2029 and remaining at that level thereafter.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (income) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2022 and 2021 are as follows:

	Pension Plan		OPEB
($ in millions)	2022	2021	2022	2021
Prior service credit	$-	$-	$(102)	$(75)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 are as follows:

	Successor		Predecessor
	For the year ended	For the eight months	For the four months
Pension Plan	December 31,	ended December 31,	ended April 30,
($ in millions)	2022	2021	2021

Accumulated other comprehensive (gain) loss at
the beginning of the period	$-	$-	$915

Net actuarial gain (loss) recognized during the period	-	-	(24)
Net actuarial (gain) loss occurring during the period	-	-	(338)
Impact of fresh start accounting	-	-	(553)
Effect of settlements	-	-	-
Net amount recognized in comprehensive income
(loss) for the period	-	-	(915)
Accumulated other comprehensive (gain) loss at
end of the period	$-	$-	$-

	Successor		Predecessor
	For the year ended	For the eight months	For the four months
OPEB	December 31,	ended December 31,	ended April 30,
($ in millions)	2022	2021	2021

Accumulated other comprehensive (gain) loss at
the beginning of the period	$(75)	$-	$74

Net actuarial gain (loss) recognized during the period	-	-	(5)
Prior service credit amortized during the period	13	5	10
Impact of fresh start accounting	-	-	20
Prior service credit occurring during the period	(40)	(80)	-
Net actuarial (gain) loss occurring during the period	-	-	(99)
Net amount recognized in comprehensive income
(loss) for the period	(27)	(75)	(74)
Accumulated other comprehensive (gain) loss at
end of the period	$(102)	$(75)	$-

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $38 million in 2022, $14 million for the four months ended April 30, 2021, $25 million for the eight months ended December 31, 2021 and $39 million in 2020, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Level 3 Unobservable inputs in which little or no market data exists.

The following tables represent our pension plan assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$67	$67	$-	$-
Government Obligations	62	-	62	-
Corporate and Other Obligations	289	-	289	-
Common Stock	136	136	-	-
Interest in Registered Investment Companies (1)	48	48	-	-
Interest in Limited Partnerships and
Limited Liability Companies	156	-	-	156
Total investments at fair value	$758	$251	$351	$156
Common/Collective Trusts (1)	1,252
Interest and Dividend Receivable	4
Due from Broker for Securities Sold	54
Value of Funds Held in Insurance Co.	5
Due to Broker for Securities Purchased	(40)
Total Plan Assets, at Fair Value	$2,033

	Fair Value Measurements at December 31, 2021
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$39	$39	$-	$-
Government Obligations	62	-	62	-
Corporate and Other Obligations	525	-	525	-
Common Stock	496	496	-	-
Interest in Registered Investment Companies (1)	887	887	-	-
Interest in Limited Partnerships and
Limited Liability Companies	165	-	-	165
Total investments at fair value	$2,174	$1,422	$587	$165
Common/Collective Trusts (1)	510
Interest and Dividend Receivable	5
Due from Broker for Securities Sold	28
Value of Funds Held in Insurance Co.	6
Due to Broker for Securities Purchased	(68)
Total Plan Assets, at Fair Value	$2,655

(1)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 20 - Retirement Plans.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There have been no reclassifications of investments between Levels 1, 2 or 3 assets during the years ended December 31, 2022 or 2021.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2022 and 2021:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2022	2021
Balance at beginning of year	$165	$166
Realized gains	14	22
Unrealized gains	(9)	(1)
Purchases	-	1
Sales and distributions	(14)	(23)
Balance at end of year	$156	$165

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2022:

		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited Liability Companies (2)

426 E. Casino Road, LLC (1)	$18	N/A	7.00%
100 Comm Drive, LLC (1)	10	N/A	8.25%
100 CTE Drive, LLC (1)	11	N/A	9.75%
6430 Oakbrook Parkway, LLC (1)	28	N/A	7.75%
8001 West Jefferson, LLC (1)	23	N/A	9.00%
1500 MacCorkle Ave SE, LLC (1)	13	N/A	9.25%
400 S. Pike Road West, LLC (1)	1	N/A	9.00%
601 N. US 131, LLC (1)	1	N/A	10.00%
9260 E. Stockton Blvd., LLC (1)	6	N/A	7.75%
120 E. Lime Street, LLC (1)	9	N/A	9.00%
610 N. Morgan Street, LLC (1)	36	N/A	8.50%
Total Interest in Limited Partnerships and Limited Liability Companies	$156

(1)The entity invests in commercial real estate properties that are leased to Frontier. The leases are triple net, whereby we are responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(2)All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2022 and 2021. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	2022		2021
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Total debt	$8,963	$8,079	$7,777	$7,996

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

In 2014, Citynet, a competitive local exchange carrier doing business in West Virginia, filed a qui tam action in federal court in the District Court for the Southern District of West Virginia against Frontier West Virginia, Inc. and others on behalf of the U.S. Government concerning billing practices relating to a government grant. The complaint became public in 2016 after the U.S. Government declined to participate in the case and instead allowed Citynet to pursue the claims on behalf of the U.S. On December 6, 2022, the parties reached a settlement in principle. The parties are in the process of attempting to finalize all the terms of an agreement. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimable, but we do not expect that any potential penalties, if ultimately incurred, will be material.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF transaction, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries, and aerosol cans at certain California facilities. We are cooperating with this investigation. We have accrued an amount for potential penalties that we deem to be probable and reasonably estimable, and we do not expect that any potential penalties, if ultimately incurred, will be material.

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

In 2015, Frontier accepted the FCC’s CAF Phase II offer in 25 states, which provides $313 million in annual support through 2020 (since extended to 2021) in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period.

We conduct certain of our operations in leased premises and lease certain equipment and other assets pursuant to operating leases. The lease arrangements have terms ranging from 1 to 99 years and several contain rent escalation clauses providing for increases in monthly rent at specific intervals. When rent escalation clauses exist, we record annual rental expense based on the total expected rent payments on a straight-line basis over the lease term. Certain leases also have renewal options. Renewal options that are reasonably assured are included in determining the lease term.

We are party to contracts with several unrelated long-distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2022, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2023	$282
2024	213
2025	194
2026	2
2027	1
Thereafter	-
Total	$692

At December 31, 2022, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$29
AIG Insurance	28
Zurich	117
Total (1)	$174

(1)At December 31, 2022, we had total letters of credit outstanding of $217 million, of which, $37 million was used for various Federal

Communications Commission (FCC) rural deployment programs in which the Universal Service Administrative Company (USAC) provides funds to Frontier to support the construction of rural broadband connectivity, and $6 million was used for rent obligations under our administrative office lease terms.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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