Form 10-Q
period 2023-03-31
Frontier Communications Parent, Inc.
filed 2023-05-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number: 001-11001

FRONTIER COMMUNICATIONS PARENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2359794
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

401 Merritt 7
Norwalk, Connecticut	06851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 614-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FYBR	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes __ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

The number of shares outstanding of the registrant’s common stock as of May 3, 2023 was 245,354,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,132	$322
Short-term investments	900	1,750
Accounts receivable, less allowances of $43 and $47, respectively	430	438
Prepaid expenses	63	57
Income taxes and other current assets	19	30
Total current assets	2,544	2,597

Property, plant and equipment, net	12,748	11,850
Other intangibles, net	3,826	3,906
Other assets	280	271
Total assets	$19,398	$18,624

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	1,368	1,410
Advanced billings	207	194
Accrued other taxes	102	137
Accrued interest	182	104
Pension and other postretirement benefits	39	39
Other current liabilities	398	396
Total current liabilities	2,311	2,295

Deferred income taxes	560	558
Pension and other postretirement benefits	1,032	1,044
Other liabilities	493	483
Long-term debt	9,839	9,110
Total liabilities	14,235	13,490

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 245,232 and 245,021 shares issued and outstanding at March 31, 2023 and
December 31, 2022, respectively)	2	2
Additional paid-in capital	4,220	4,198
Retained earnings	858	855
Accumulated other comprehensive income, net of tax	83	79
Total equity	5,163	5,134
Total liabilities and equity	$19,398	$18,624

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2023	2022

Revenue	$1,440	$1,447

Operating expenses:
Cost of service	542	553
Selling, general, and administrative expenses	417	435
Depreciation and amortization	330	284
Restructuring costs and other charges	8	54
Total operating expenses	1,297	1,326

Operating income	143	121

Investment and other income, net (See Note 10)	2	77
Interest expense	(141)	(103)

Income before income taxes	4	95
Income tax expense	1	30

Net income	$3	$65

Basic net earnings per share
attributable to Frontier common shareholders	$0.01	$0.27

Diluted net earnings per share
attributable to Frontier common shareholders	$0.01	$0.26

Total weighted average shares outstanding - basic	245,081	244,433

Total weighted average shares outstanding - diluted	246,425	245,251

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2023	2022

Net income	$3	$65
Other comprehensive income (loss), net of tax	4	(2)

Comprehensive income	$7	$63

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163

	For the three months ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans, net	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
loss, net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022

Cash flows provided from (used by) operating activities:
Net Income	$3	$65
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	330	284
Stock-based compensation expense	24	15
Lease Impairment	-	44
Amortization of premium	(7)	(7)
Bad debt expense	7	7
Other adjustments	1	-
Deferred income taxes	-	25
Change in accounts receivable	2	54
Change in long-term pension and other postretirement liabilities	(7)	(94)
Change in accounts payable and other liabilities	30	120
Change in prepaid expenses, income taxes, and other assets	6	15
Net cash provided from operating activities	389	528

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,154)	(447)
Purchase of short-term investments	(225)	(900)
Sale of short-term investments	1,075	-
Other	-	2
Net cash (used by) investing activities	(304)	(1,345)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(4)	(3)
Proceeds from long-term debt borrowings	750	-
Financing costs paid	(13)	-
Finance lease obligation payments	(5)	(5)
Taxes paid on behalf of employees for shares withheld	(3)	-
Other	-	(4)
Net cash provided from (used by) financing activities	725	(12)

Increase (Decrease) in cash, cash equivalents, and restricted cash	810	(829)
Cash, cash equivalents, and restricted cash at January 1,	322	2,178
Cash, cash equivalents, and restricted cash at March 31,	$1,132	$1,349

Supplemental cash flow information:
Cash paid during the period for:
Interest	$83	$36
Income tax payments, net	$5	$2

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Basis of Presentation and Use of Estimates:

Frontier Communications Parent, Inc. and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report. Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income, and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended March 31, 2023, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

The preparation of our interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the disclosure of contingent assets and liabilities, and (iii) the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Estimates and judgments are used when accounting for the application of allowance for credit losses, asset impairments, indefinite-lived intangibles, depreciation and amortization, income taxes, and pension and other postretirement benefits, among others.

b) Revenue Recognition:

Revenue for data and Internet services, voice services, video services, and switched and non-switched access services is recognized as services are provided to customers. Services that are billed in advance include monthly recurring network access services (including data services), special access services, and monthly recurring voice, video, and related charges. Revenue is recognized by measuring progress toward the complete satisfaction of our performance obligations. The unearned portion of these fees is deferred as a component of “Advanced billings” on our consolidated balance sheet and recognized as revenue over the period that the services are provided. Services that are billed in arrears include non-recurring network access services (including data services), switched access services, and non-recurring voice and video services. The earned but unbilled portion of these fees is recognized as revenue in our consolidated statements of operations and accrued in “Accounts receivable” on our consolidated balance sheet in the period that services are provided. Excise taxes are recognized as a liability when billed.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Taxes, Surcharges and Subsidies

We collect various taxes, Universal Service Funds (“USF”) surcharges (primarily federal USF), and certain other surcharges from our customers and subsequently remits these taxes to governmental authorities.

In June 2015, we accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. We recognized FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term which ended on December 31, 2021. The FCC is reviewing carriers’ CAF II program completion data, and if the FCC determines that we did not satisfy certain applicable CAF Phase II requirements, we could be required to return a portion of the funds previously received and may be subject to certain other requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

probable and reasonably estimated, and we do not expect that any amounts of funds that may need to be returned will be material.

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

c)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors. We did not have any restricted cash as of March 31, 2023 or December 31, 2022.

d) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of March 31, 2023, short-term investments of $900 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between April 26, 2023, and July 10, 2023, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

e)Definite and Indefinite Lived Intangible Assets:

Intangible assets are initially recorded at estimated fair value. Customer relationship intangibles have been established for business and wholesale customers. These intangibles are amortized on a straight-line basis over their assigned useful lives of between 11 and 16 years. Additionally, trademark and tradename assets established upon emergence are amortized on a straight-line basis over 5 years. We review such intangible assets annually, or more often if indicators of impairment arise, to determine whether there is evidence that indicates an impairment condition may exist that would necessitate a change in useful life and a different amortization period.

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

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

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

g) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations. In its evaluation for this report, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.

We believe we have the ability to meet our obligations for at least one year from the date of issuance of this Form 10-Q. Accordingly, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

h)Property, Plant and Equipment:

Property, plant, and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

i) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

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

j) Income Taxes and Deferred Income Taxes:

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

k) Stock Plans:

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

(2) Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance or potential significance to the Company.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category:

	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2023	2022

Data and Internet services	$862	$836
Voice services	356	386
Video services	117	137
Other	83	83
Revenue from contracts with customers (1)	1,418	1,442
Subsidy and other revenue	22	5
Total revenue	$1,440	$1,447

	For the three months ended March 31,	For the three months ended March 31,
($ in millions)	2023	2022

Consumer	$761	$776
Business and wholesale	657	666
Revenue from contracts with customers (1)	1,418	1,442
Subsidy and other revenue	22	5
Total revenue	$1,440	$1,447

(1)Includes lease revenue of $15 million and $16 million for the three months ended March 31, 2023 and 2022, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$27	$17
Revenue recognized included in opening contract balance	(9)	(3)
Credits granted, excluding amounts recognized as revenue	10	5
Reclassified between current and noncurrent	2	(2)
Balance at March 31, 2023	$30	$17

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2021	$27	$11
Revenue recognized included in opening contract balance	(9)	(3)
Credits granted, excluding amounts recognized as revenue	9	5
Balance at March 31, 2022	$27	$13

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2023 (remaining nine months)	$504
2024	273
2025	146
2026	61
2027	13
Thereafter	5
Total	$1,002

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	March 31, 2023	December 31, 2022
Retail and wholesale	$393	$416
Other	80	69
Less: Allowance for doubtful accounts	(43)	(47)
Accounts receivable, net	$430	$438

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

The provision for bad debts was $7 million for both the three months ended March 31, 2023 and 2022.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended March 31, 2023 was as follows:

($ in millions)
Balance at December 31, 2022	$47
Provision for bad debt	7
Amounts charged to revenue	8
Write offs charged against the allowance	(19)
Balance at March 31, 2023	$43

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	March 31, 2023	December 31, 2022
Property, plant and equipment	$14,330	$13,186
Less: Accumulated depreciation	(1,582)	(1,336)
Property, plant and equipment, net	$12,748	$11,850

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Depreciation expense	$250	$204

As of March 31, 2023, our materials and supplies were $658 million, as compared to $546 million as of December 31, 2022. Components of this include fiber, network electronics, and customer premises equipment.

During the three months ended March 31, 2023, our capital expenditures were $1,154 million which included a decrease of $25 million due to changes in accounts payable from December 31, 2022. As of March 31, 2023 there was $957 million in accounts payable associated with capital expenditures. For the three months ended March 31, 2023, we had capitalized interest of $17 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of March 31, 2023 and 2022.

The balances of these assets as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(139)	$661	$800	$(121)	$679
Customer Relationships - Wholesale	3,491	(418)	3,073	3,491	(364)	3,127
Trademarks & Tradenames	150	(58)	92	150	(50)	100
Total other intangibles	$4,441	$(615)	$3,826	$4,441	$(535)	$3,906

Amortization expense was as follows:

($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Amortization expense	$80	$80

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at March 31, 2023 and December 31, 2022. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2023		December 31, 2022

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$9,709	$8,672	$8,963	$8,079

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the three months ended March 31, 2023
		Principal
	January 1,	Payments	New	March 31,
($ in millions)	2023	and Retirements	Borrowings	2023

Secured debt issued by Frontier	$8,113	$(4)	$750	$8,859
Secured debt issued by subsidiaries	100	-	-	100
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$8,963	$(4)	$750	$9,709

Less: Debt Issuance Costs	(28)			(38)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	190			183
Total Long-term debt	$9,110			$9,839

(1)Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023		December 31, 2022
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,446	8.625% (Variable)	$1,450	8.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	-	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,859		8,113

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Total secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$9,709	6.922% (1)	$8,963	6.760% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured notes, including our first lien notes and second lien notes, are contained in our Annual Report on Form 10-K. The summaries below and in our Form 10-K do not purport to be complete and are qualified in their entirety by reference to the respective agreements filed as an Exhibit to our Annual Report on Form 10-K.

First Lien Notes due 2031

On March 8, 2023, our consolidated subsidiary Frontier Communications Holdings, LLC (“Frontier Holdings”) issued $750 million aggregate principal amount of 8.625% first lien secured notes due 2031 (the “First Lien Notes due 2031”) in an offering pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We intend to use the net proceeds of the offering to fund capital investments and operating costs arising from our fiber build and expansion of our fiber customer base, and for general corporate purposes.

The First Lien Notes due 2031 are secured by a first-priority lien, subject to permitted liens, by all the assets that secure the issuer’s obligations under its senior secured credit facilities and existing senior secured notes. The First Lien Notes due 2031 were issued pursuant to an indenture, dated as of March 8, 2023, by and among Frontier Holdings, the guarantors party thereto, the grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent.

Revolving Facility

On March 8, 2023, Frontier Holdings entered into an amendment to its Revolving Facility, which, among other things, (i) extends the maturity with respect to the commitments of certain revolving lenders (in addition to certain amendments to springing maturity provisions); (2) amends the financial maintenance covenant for the benefit of the Revolving Facility by increasing the maximum first lien leverage ratio thereunder to 3.50:1.00, with step-downs to: (a) 3.25:1.00 in 2026; and (b) 3.00:1.00 in 2027 and continuing thereafter; and (3) provides for certain amendments to debt incurrence and other restrictive covenants.

The $900 million Revolving Facility will be available on a revolving basis until April 30, 2025 and with respect to certain lenders currently representing $850 million thereunder, the maturity date of the Revolving Facility will be the earliest of (a) April 30, 2028, (b) 91 days prior to the maturity date of the term loan facility, (c) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.875% First Lien Notes due 2027, and (d) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.000% First Lien Notes due 2028.

At Frontier’s election, the determination of interest rates for the Revolving Facility is based on margins over the alternate base rate or over Secured Overnight Financing Rate (“SOFR”). The interest rate margin with respect to any SOFR loan under the Revolving Facility is 3.50% or 2.50% with respect to any alternate base rate loans, with a 0% SOFR floor.

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $236 million of letters of credit previously outstanding, we have $664 million of available borrowing capacity under the Revolving Facility.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(9) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During the three month period ended March 31, 2023, we incurred $8 million in restructuring charges and other costs consisting of $10 million of severance and employee costs resulting from workforce reductions, and $2 million of income related to other restructuring activities.

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

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2023	$9
Severance expense	10
Other income	(2)
Cash payments during the period	(9)
Balance at March 31, 2023	$8

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Interest and dividend income	$21	$2
Pension benefit	4	25
OPEB costs	(3)	(3)
OPEB remeasurement	(20)	54
All other, net	-	(1)
Total investment and other income, net	$2	$77

In the first quarter of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement losses of $20 million, primarily due to discount rate changes. Refer to Note 15 for further details.

Pension and OPEB benefit (cost) consist of interest income (costs), expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(11) Stock Plans:

Frontier Communications Parent, Inc. has one stock-based compensation plan under which grants are made and awards remain outstanding: the 2021 Management Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of March 31, 2023, approximately 4,279,000 shares were available to grant under the 2021 Incentive Plan.

Restricted Stock Units

The following summary presents information regarding unvested RSUs outstanding under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2023	2,514	$25.78	$64
Restricted stock units granted	1,189	$23.73	$26
Restricted stock units vested	(328)	$25.94	$(7)
Restricted stock units forfeited	(44)	$25.92
Balance at March 31, 2023	3,331	$25.04	$73

For purposes of determining compensation expense, the fair value of each RSU grant is based on the closing price of our common stock on the date of grant. The non-vested RSUs granted in 2021, 2022, and 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested RSU awards that is deferred at March 31, 2023 was $70 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the RSU awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the applicable time-based restrictions lapse, subject to limited exceptions. Compensation expense, including compensation related to non-employee directors, recognized in “Selling, general, and administrative expenses”, of $8 million, and $9 million for the three month-periods ended March 31, 2023, and 2022, respectively, have been recorded in connection with RSUs.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units (“PSU”) have been awarded to applicable participants with respect to three-year performance periods (each a “Measurement Period”). The performance metrics under the 2021, 2022, and 2023 PSU awards consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (“TSR”) modifier, which is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

measured separately on a cumulative basis for each performance metric, and the number of awards earned will be determined at the end of the three-year Measurement Period based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target PSUs. The payout of the 2022 and 2023 PSUs can range from 0% to a maximum award payout of 200% of the target PSs.

The number of PSU awards earned at the end of a Measurement Period may be more or less than the number of target PSUs granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and, except for limited circumstances, must be employed by Frontier upon determination in order for the award to vest. The Compensation and Human Capital Committee will determine the number of PSUs earned for the Measurement Period in the first quarter of the year following the end of the Measurement Period. PSU awards, to the extent earned, will be paid out in the form of common stock on a one-for-one basis.

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2021, 2022 and 2023 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period.

The following summary presents information regarding PSU awards as of March 31, 2023, and changes during the three months then ended with regard to PSUs awarded under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2023	3,485	$25.62
Target performance shares awarded, net	988	$24.30
Target performance shares forfeited	(11)	$26.14
Balance at March 31, 2023	4,462	$25.33

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each PSU award is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the three months ended March 31, 2023, and 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $16 million and $6 million, respectively, related to PSU awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	12.5	6.7
Tax reserve adjustment	(1.9)	0.5
Tax Credit	3.9	(1.1)
Sec.162(m) - nondeductible Executive Compensation	(11.4)	4.5
All other, net	(3.4)	-
Effective tax rate	20.7%	31.6%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the first quarter of 2023, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $34 million ($27 million net of federal benefit) was recorded as of March 31, 2023.

The Inflation Reduction Act was signed into law on August 16, 2022.  The law contains numerous changes to tax laws effective January 1, 2023. The Company evaluated the effects and does not believe the Company is impacted by the Inflation Reduction Act.

.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net Earnings Per Share:

The reconciliation of the net income per common share calculation is as follows:

($ in millions and shares in thousands, except per share amounts)	For the three months ended March 31,	For the three months ended March 31,
	2023	2022
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$3	$65
Effect of loss related to dilutive stock units	-	-
Total diluted net income
attributable to Frontier common shareholders	$3	$65

Basic earnings per share:
Total weighted average shares and unvested restricted stock
awards outstanding - basic	245,081	244,433
Less: Weighted average unvested restricted stock awards	-	-
Total weighted average shares outstanding - basic	245,081	244,433

Basic net earnings per share
attributable to Frontier common shareholders	$0.01	$0.27

Diluted earnings per share:
Total weighted average shares outstanding - basic	245,081	244,433
Effect of dilutive performance stock awards	769	-
Effect of dilutive restricted stock awards	575	818
Total weighted average shares outstanding - diluted	246,425	245,251

Diluted net earnings per share
attributable to Frontier common shareholders	$0.01	$0.26

In calculating diluted net income per common share for the three months ended March 31, 2023, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of March 31, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs
Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	8
Amounts reclassified from accumulated other
comprehensive income to net income	(4)
Net current-period other comprehensive income	4
Balance at March 31, 2023 (1)	$83

OPEB
($ in millions)	Costs
Balance at January 1, 2022 (1)	$60
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	(3)
Net current-period other comprehensive loss	(2)
Balance at March 31, 2022 (1)	$58

(1) OPEB amounts are net of deferred tax balances of $23 million and $15 million as of January 1, 2023 and 2022, respectively and $25 million and $15 million as of March 31, 2023 and 2022, respectively.

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)			Affected Line Item in
	For the three months	For the three months	the Statement Where
Details about Accumulated Other	ended March 31,	ended March 31,	Net Income (Loss)
Comprehensive Loss Components	2023	2022	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$5	$3	Income (loss) before income taxes
Tax impact	(1)	-	Income tax benefit
	$4	$3	Net income (loss)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension and OPEB costs (see Note 15 - Retirement Plans for additional details).

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Components of total pension benefit cost
Service cost	$13	$21
Interest cost on projected benefit obligation	33	24
Expected return on plan assets	(37)	(49)
Total pension benefit cost / (income)	$9	$(4)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of income.

The value of our pension plan assets increased $95 million from $2,033 million at December 31, 2022 to $2,128 million at March 31, 2023. This increase primarily resulted from changes in the market value of investments of $110 million including plan expenses, and contributions of $30 million, partially offset by benefit payments to participants of $45 million.

The following tables provide the components of total postretirement benefit cost:

	Postretirement
($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Components of net periodic postretirement benefit cost
Service cost	$2	$4
Interest cost on projected benefit obligation	8	6
Amortization of prior service credit (gain) loss recognized	(5)	(3)
OPEB remeasurement loss	20	-
Total periodic postretirement benefit cost	$25	$7

In the first quarter of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement losses of $20 million, primarily due to discount rate changes.

During the three months ended March 31, 2023, and 2022 we capitalized $4 million and $6 million of pension and OPEB expense, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

In the first quarter of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its OPEB obligations. This remeasurement resulted in the recognition of a net

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

actuarial gain of $54 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement date. Frontier recognizes actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to implement strategic initiatives, such as our fiber build and fiber penetration and our ability to realize cost savings initiatives, our ability to comply with the covenants in the agreements governing our indebtedness, our capital expenditures and other matters. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, or other adverse changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the COVID-19 pandemic, natural disasters, economic or political instability, terrorist attacks and wars, including the ongoing war in Ukraine, or other adverse widespread developments;

•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations;

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds that empower and connect approximately 2.9 million broadband subscribers, with approximately 14,520 employees, operating in 25 states as of March 31, 2023. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Rallied around our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

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

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in the first quarter of 2023:

•We built fiber to pass approximately 339,000 new locations. As of March 31, 2023, we had approximately 5.5 million total locations passed with fiber. Our build plan is solidified by multi-year agreements with key labor and equipment partners.

•We added 87,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year period. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 24,000 total broadband customer net additions.

•Across the entire company, we have identified opportunities to simplify and digitize our operations. We achieved our annualized gross run rate cost savings target of approximately $250 million more than one year ahead of plan. As of March 31, 2023, we had realized $398 million of gross annualized cost savings since 2021.

•We are focused on delivering an exceptional customer experience. Our Net Promoter Score (“NPS”) has increased 7 points, from +12 points as of March 31, 2022 to +19 points as of March 31, 2023. Our consumer fiber churn remained healthy at 1.20% as of March 31, 2023.

•We successfully completed an offering of $750 million first lien notes, further strengthening our balance sheet. On March 8, 2023, Frontier Holdings successfully entered into an amendment to its Revolving Facility, extending the maturity to 2027.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

During the first quarter of 2023, markets remained volatile, and the economic outlook was uncertain. We continue to closely monitor market factors including potential disruptions in our supply chain, tightening labor markets, actual or perceived inflation, increased fuel and electricity costs, and the cost of borrowing. We continuously evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

Financial Overview

We reported operating income of $143 million and $121 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $22 million.

Our operating income increased primarily due to increases in revenue from data and Internet services and subsidies, and decreases in lease impairment charges, selling and general expenses, and cost of services, partially offset by a reduction in voice and video services revenue, and an increase in depreciation and amortization expense as compared to the corresponding period in 2022.

Presentation of Results of Operations

The sections below include tables that present customer counts, average monthly consumer revenue per customer (“ARPC”), average monthly revenue per unit (“ARPU”), and consumer customer churn. We define churn as the number of consumer customer deactivations during the month divided by the number of consumer customers at the beginning of the month and utilize the average of each monthly churn in the period. Management believes that consumer customer counts, ARPC, ARPU, and consumer customer churn are important factors in evaluating our consumer customer trends. Among the key services we provide to consumer customers are voice service, data service and video service. We continue to explore the potential to provide additional services to our customer base, with the objective of meeting our customers’ communications needs.

The following section should be read in conjunction with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company.

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three months ended March 31, 2023, as compared to the financial results for the three months ended March 31, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended March 31,
(Customer and Employee Metrics in thousands)	2023	2022	% Change
Customers
Consumer	3,140	3,169	(1)%

Consumer Customer Metrics
Net customer additions	7	4	75%
ARPC	$80.87	$81.67	(1)%
Customer Churn	1.43%	1.35%	6%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,659	1,388	20%
Business customers	110	98	12%
Consumer net customer additions	84	52	62%
Consumer customer churn	1.20%	1.19%	1%
Consumer customer ARPU	$61.44	$62.10	(1)%
Copper Broadband
Consumer customers	987	1,204	(18)%
Business customers	107	129	(17)%
Consumer net customer additions (losses)	(56)	(30)	87%
Consumer customer churn	1.71%	1.53%	12%
Consumer customer ARPU	$48.88	$45.72	7%

Other Metrics
Employees	14,523	15,373	(6)%

(1) Amounts presented exclude related metrics for our wholesale customers.

Customers

We experienced a decrease in customers of approximately 1% as of March 31, 2023, as compared to the prior year period.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $0.80, or 1%, to $80.87 for the three months ended March 31, 2023, compared to the prior year period. The decrease was primarily a result of decreased voice and video services and copper broadband, slightly offset by increased fiber data. The moderate decline in ARPC is expected to continue as our customer mix becomes more weighted towards broadband service. We have de-emphasized the sale of low margin video products, which have historically been a material part of the overall ARPC. In our expansion markets, our target penetration is between 15% and 20% within 12 months and between 25% and 30% within 24 months.

Fiber Broadband Customers

Our investment strategy is focused on expanding and improving our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

Although still in the early stages of this fiber investment strategy, we believe the results are promising as the quarter ended March 31, 2023 represents the fifteenth consecutive quarter of positive fiber net adds. For the quarter ended March 31, 2023, we added approximately 84,000 consumer fiber broadband customers compared to 52,000 for the three months ended March 31, 2022. Customers who migrated from our copper base constituted a small portion of these consumer fiber broadband customer net additions in the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

For the three months ended March 31, 2023, we added approximately 3,000 business fiber broadband customers compared to approximately 2,000 net additions for the three months ended March 31, 2022.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.20% for the three months ended March 31, 2023, consistent with the 1.19% for the prior year period. Both the current and prior year quarter show marked improvements over historical customer churn levels and were impacted by our increased focus on key customer touchpoints such as installation, first bill, end of promotion periods, and retention activities associated with inflation-related pricing actions.

The average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) decreased $0.66 to $61.44 for the three months ended March 31, 2023, compared to the prior year period. The decrease in consumer ARPU for the period ended March 31, 2023 was due to a greater degree of gift card issuances as well as retention activity, partially offset by customer shift toward higher broadband speeds, customers rolling off promotional pricing, and upgrade activity.

Copper Broadband Customers

For the three months ended March 31, 2023, we lost approximately 56,000 consumer copper broadband customers compared to a loss of approximately 30,000 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, Frontier lost approximately 7,000 business copper broadband customers compared to a loss of approximately 4,000 in the three months ended March 31, 2022.

Our average monthly consumer copper broadband churn was 1.71% for the three months ended March 31, 2023, compared to 1.53% in the three months ended March 31, 2022. The increase in consumer copper broadband churn was driven by the impact of copper to fiber migration activities in newly built fiber areas, and the rationalization of our copper acquisition strategy.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022	% Change
Data and Internet services	$862	$836	3%
Voice services	356	386	(8)%
Video services	117	137	(15)%
Other	83	83	-%
Revenue from contracts with customers	1,418	1,442	(2)%
Subsidy and other revenue	22	5	340%
Revenue	1,440	1,447	-%

Operating expenses:
Cost of Service	542	553	(2)%
Selling, general, and administrative expenses	417	435	(4)%
Depreciation and amortization	330	284	16%
Restructuring costs and other charges	8	54	(85)%
Total operating expenses	$1,297	$1,326	(2)%

Operating income	143	121	18%

Consumer	761	776	(2)%
Business and wholesale	657	666	(1)%
Revenue from contracts with customers	$1,418	$1,442	(2)%

Fiber revenue	729	672	8%
Copper revenue	689	770	(11)%
Revenue from contracts with customers	$1,418	$1,442	(2)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months	For the three months
	ended March 31,	ended March 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Fiber	$729	$672	$57	8%
Copper	689	770	(81)	(11)%
Revenue from contracts with customers (1)	1,418	1,442	(24)	(2)%
Subsidy revenue	22	5	17	340%
Total revenue	$1,440	$1,447	$(7)	(0)%

(1)Includes lease revenue of $15 million and $16 million for the three months ended March 31, 2023 and 2021, respectively.

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

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended March 31,	For the three months ended March 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Consumer	$761	$776	$(15)	(2)%
Business and wholesale	657	666	(9)	(1)%
Revenue from contracts with customers (1)	1,418	1,442	(24)	(2)%
Subsidy and other revenue	22	5	17	340%
Total revenue	$1,440	$1,447	$(7)	(0)%

(1)Includes $15 million and $16 million of lease revenue for the three months ended March 31, 2023 and 2022, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Consumer

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 7,000 and 4,000 consumer customers for the three months ended March 31, 2023 and 2022, respectively, driven by growth in fiber broadband customers offset by losses in copper broadband, voice and video customers.

•In the first quarter of 2023, we experienced a net gain of consumer broadband customers of approximately 28,000 as compared to a net gain of approximately 22,000 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

•We experienced a 2% decline in consumer revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decline was driven predominantly as a result of decreases in voice, video, and copper broadband, offset by increases in fiber broadband. Our fiber initiative will result in our revenue mix continuing to move to fiber broadband.

•We experienced 17% improvement in consumer fiber broadband revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This improvement is a result of continued net adds of consumer fiber broadband customers, including approximately 84,000 in the three-months ended March 31, 2023, and our continued focus on product positioning in both new and existing markets.  This continued growth in consumer fiber broadband net adds more than offset an ARPU decline of $0.66, or 1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in consumer ARPU for the period ended March 31, 2023 was due to a greater degree of gift card issuances as well as retention activity, partially offset by customer shift toward higher broadband speeds, customers rolling off promotional pricing, and upgrade activity.

•We experienced approximately 11% decline in consumer copper broadband revenues for the three months ended March 31, 2023. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three months ended March 31, 2023, we experienced an 1% decline in our business and wholesale revenues, as compared to the three months ended March 31, 2022. This decline was driven by decreases in voice revenue predominantly in business, offset by increases in fiber broadband and network access services.  The increase in fiber broadband was due to continued growth of our customer base, and a shift towards higher broadband speeds.  The increase in network access services is due primarily to price adjustments as well as upgrade activity.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended March 31,	For the three months ended March 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Data and Internet services	$862	$836	$26	3%
Voice services	356	386	(30)	(8)%
Video services	117	137	(20)	(15)%
Other	83	83	-	-%
Revenue from contracts with customers (1)	1,418	1,442	(24)	(2)%
Subsidy and other revenue	22	5	17	340%
Total revenue	$1,440	$1,447	$(7)	(0)%

(1)Includes $15 million and $16 million of lease revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Our fiber expansion strategy is expected to positively impact data and Internet services. This network expansion is designed to provide faster, symmetrical broadband speeds and provide customer and revenue growth opportunities for fiber broadband and certain network access products like ethernet. We believe this initiative will create opportunities for us to provide more fiber-based services to our customers.

($ in millions)	For the three months ended
Data and Internet services revenue, March 31, 2022	$836
Change in fiber broadband revenue	48
Change in copper broadband revenue	(22)
Data and Internet services revenue, March 31, 2023	$862

The revenue growth was primarily driven by a 5% improvement in our broadband revenue offset by declines in other data revenue for the three months ended March 31, 2023, respectively, as compared to the corresponding periods in 2022. The increases in broadband revenue were driven by growth in fiber, offset somewhat by continued declines in copper.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $30 million, or 8%, to $356 million for the three months ended March 31, 2023, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period.

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

Video services revenue declined $20 million, or 15%, to $117 million for the three months ended March 31, 2023, as compared to the prior year period. The decline was primarily driven by linear video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue remained unchanged at $83 million for the three months ended March 31, 2023 as compared to the prior year period.

Subsidy and other revenue

Subsidy and other revenue increased for the three months ended March 31, 2023, compared to the prior year period, primarily due to RDOF, increase in subsidy and other services revenue.

($ in millions)	For the three months ended
Subsidy and other revenue, March 31, 2022	$5
Change in RDOF, subsidy, and other services revenue	12
Change in other subsidies	5
Subsidy and other revenue, March 31, 2023	$22

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months	For the three months
($ in millions)	ended March 31,	ended March 31,	($)%
	2023	2022	Variance	Variance
Operating expenses:
Cost of Service	$542	$553	$(11)	(2)%
Selling, general, and administrative expenses	417	435	(18)	(4)%
Depreciation and amortization	330	284	46	16%
Restructuring costs and other charges	8	54	(46)	(85)%
Total operating expenses	$1,297	$1,326	$(29)	(2)%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service declined $11 million for the three months ended March 31, 2023 as compared to the prior year period. For the three months ended March 31, 2023, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs. These decreases more than offset higher fuel and energy prices, and outside service rate increases resulting from increased inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and the related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expense decreased by $18 million for the three months ended March 31, 2023 as compared to the prior year period. This decrease was primarily a result of lower compensation and benefit costs, and other fees, partially offset by increased commissions.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to Cost of Service and SG&A expenses. Total pension and OPEB service costs were as follows:

($ in millions)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Total pension/OPEB expenses	$15	$25
Less: costs capitalized into capital expenditures	(4)	(6)
Net pension/OPEB expense	$11	$19

Depreciation and Amortization

For the three months ended March 31, 2023, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

For the three months ended March 31, 2023, restructuring costs and other charges decreased $46 million, due to the non-recurrence of a one-time lease impairment charge of $44 million in the prior year quarter, and lower costs related to other restructuring activities, partially offset by higher severance and employee costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,	For the three months ended March 31,	$	%
($ in millions)	2023	2022	Variance	Variance

Investment and other income, net	$2	$77	$(75)	NM
Interest expense	$(141)	$(103)	$(38)	37%
Income tax expense	$1	$30	$(29)	(97)%

NM – Not meaningful

Investment and other income, net

Investment and other income, net decreased by $75 million for the three months ended March 31, 2023, as compared to March 31, 2022. This decrease was primarily driven by a remeasurement loss for our other postretirement benefit obligation of $20 million for the three months ended March 31, 2023, compared to a remeasurement gain of $54 million in the prior year period; a decrease of $21 million in pension and other postretirement benefits; partially offset by an $19 million increase in interest and dividend income, as compared to the prior year period.

Interest expense

For the three months ended March 31, 2023, interest expense increased $38 million, as compared to the same periods in 2022. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense (benefit)

During the three months ended March 31, 2023, we recorded an income tax expense of $1 million on pre-tax income of $4 million. During the three months ended March 31, 2022, we recorded income tax expense of $30 million on pretax income of $95 million.

Our effective tax rates for the three months ended March 31, 2023 was 20.7% and for the three months ended March 31, 2022 was 31.6%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of March 31, 2023, we had liquidity of approximately $2,696 million, comprised of cash and cash equivalents of $1,132 million, $900 million of short-term investments consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and our available capacity on our undrawn revolving credit facility of $664 million.

Analysis of Cash Flows

As of March 31, 2023, we had unrestricted cash and cash equivalents aggregating $1,132 million. For the three months ended March 31, 2023, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

On March 8, 2023, our consolidated subsidiary Frontier Communications Holdings, LLC (“Frontier Holdings”) issued $750 million aggregate principal amount of 8.625% first lien secured notes due 2031 in an offering pursuant to exemptions from the registration requirements of the Securities Act. We intend to use the net proceeds of the offering to fund capital investments and operating costs arising from our fiber build and expansion of its fiber customer base, and for general corporate purposes.

As of March 31, 2023, we had a working capital surplus of $233 million compared to a $302 million surplus at December 31, 2022. The primary driver for the change in the working capital surplus at March 31, 2023 was a decrease in short term investments offset by an increase in accrued interest.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased $139 million to $389 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The overall decrease in operating cash flows was primarily the result of changes in working capital.

We paid $5 million and $2 million in net cash taxes during the three months ended March 31, 2023 and 2022, respectively.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $304 million for the three months ended March 31, 2023, compared to cash flows used in investing activities of $1,345 million for the corresponding period in 2022. Given the long-term nature of our fiber build, as of March 31, 2023, we have invested $900 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the three months ended March 31, 2023 and 2022, our capital expenditures were $1,154 million and $447 million, respectively. The increase in capital expenditures was driven by increased spending for fiber upgrades to our existing copper network. We expect cash capital expenditures to be approximately $3.0 billion to $3.2 billion in 2023.

Cash Flows provided from (used by) Financing Activities

Cash flows provided from financing activities increased $737 million to $725 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022. The increase in financing activities was primarily driven by $750 million proceeds from long-term debt borrowings.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $236 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing.

On March 8, 2023, Frontier Holdings entered into an amendment to its Revolving Facility which, among other things, (i) extends the maturity with respect to the commitments of certain revolving lenders (in addition to certain amendments to springing maturity provisions); (2) amends the financial maintenance covenant for the benefit of the Revolving Facility by increasing the maximum first lien leverage ratio thereunder to 3.50:1.00, with step-downs to: (a) 3.25:1.00 in 2026; and (b) 3.00:1.00 in 2027 and continuing thereafter; and (3) provides for certain amendments to debt incurrence and other restrictive covenants.

Our Amended and Restated Credit Agreement, including our $1.4 billion term loan facility and $900 million Revolving Facility, and the indentures governing our outstanding secured first lien notes and second lien notes are described in detail in Note 8 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

During the three months ended March 31, 2023, we paid $83 million of cash interest. Our long-term debt is described in detail in Note 8 to the financial statements contained in Part I of this report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2023, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

Our Amended and Restated Credit Agreement also contains a “financial covenant” which provides that our first lien leverage ratio shall not exceed as of the last day of each fiscal quarter 3.50:1.00, with step-downs to: (a) 3.25:1.00 in 2026; and (b) 3.00:1.00 in 2027 and continuing thereafter.

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

As of March 31, 2023, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Future Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Privacy: Our businesses are subject to federal and state laws and regulations that impose various restrictions and obligations related to privacy and the handling of customers’ personal information. Privacy-related legislation has been adopted in a number of states in which we operate. Certain state requirements give consumers increased rights including the right to know what personal information is being collected about them and obtain a copy of such information, opt-out of the sale of personal information or sharing of personal information for purposes of certain targeted advertising, and to request the correction or deletion of this information. Complying with such laws, as well as other legislative and regulatory action related to privacy, could result in increased costs of compliance, claims against the Company or investigations related to compliance, and increased uncertainty in the use and availability of certain consumer data.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASU’’s) that have been issued but not yet adopted and that may impact the Company, refer to Note 2 – ‘‘Recent Accounting Pronouncements’’ to the Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2023, 85% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2023. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at March 31, 2023. The annual impact of 100 basis points change in the LIBOR would result in approximately $15 million of additional interest expense, provided that the LIBOR rate exceeds the LIBOR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries.  The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2022, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2022, our discount rate utilized in calculating our benefit plan obligation was 5.50%.

At March 31, 2023, the fair value of our debt was estimated to be approximately $8.67 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.922% and our overall weighted average maturity was approximately 6.5 years.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2023 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our pension plan assets increased $95 million from $2,033 million at December 31, 2022 to $2,128 million at March 31, 2023. This increase was primarily a result of changes in the market value of investments of $110 million, including plan expenses, and contributions of $30 million, partially offset by benefit payments to participants of $45 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2023, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first three months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

The Compensation and Human Capital Committee of the Board of Directors recently undertook a holistic review of our executive compensation programs and determined that it is appropriate to align the compensation terms for Mr. Nielsen, EVP and Chief Legal and Regulatory Officer, with those applicable to our other executive officers (other than the Chief Executive Officer and Executive Chair).  Specifically, effective May 1, 2024, the terms and conditions of Mr. Nielsen’s employment with Frontier will be governed by the terms set forth in a new employment agreement (on the same form of agreement generally applicable to the Company’s other executive officers) and Mr. Nielsen’s existing Severance Agreement dated September 18, 2019 will be superseded in its entirety.  Mr. Nielsen’s new employment agreement will provide for his annual base salary, target annual bonus opportunity, target annual LTI opportunity, and other terms and conditions of employment, including non-competition, non-solicitation, non-disparagement and confidentiality restrictions.  Pursuant to the employment agreement, if Mr. Nielsen’s employment is terminated by the Company “without cause” or Mr. Nielsen resigns for “good reason”, on or following May 1, 2024 (a “Qualifying Termination”), he will be entitled to receive the severance payments and benefits applicable to our other executive officers (other than the Chief Executive Officer and Executive Chair), generally consisting of (i) continued payment of base salary payments for 12 months, (ii) COBRA continuation payments for 12 months, and (iii) a pro-rated annual bonus for the year in which the termination occurs, based on actual performance through the end of the performance year.  If such Qualifying Termination occurs within 24 months following a change in control, Mr. Nielsen will be entitled to receive the same severance benefits described in the immediately preceding sentence, except that the payment set forth in subclause (i) will be equal to 12 months of base salary plus Mr. Nielsen’s target annual bonus for the year in which the termination occurs.  Mr. Nielsen’s receipt of the foregoing severance benefits is subject to his execution and non-revocation of an effective release of claims and his compliance with the applicable restrictive covenants.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding pending and threatened legal actions and proceedings see Note 16 - ‘‘Commitments and Contingencies’’ to the Consolidated Financial Statements included in Part I of this report.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
4.1

Indenture, dated as of March 8, 2023, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on March 8, 2023).

	4.2	Form of 8.625% First Lien Secured Notes due 2031 (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on March 8, 2023).
10.1

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 8, 2023, by and among Frontier Communications Holdings, LLC, as borrower, Frontier Video Services Inc., as grantor, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the additional lenders party thereto (in such capacities indicated therein) (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 8, 2023.)

10.2

Agreement, dated April 2, 2023, between the Company and Ares Management LLC, ACOF Investment Management LLC, ASOF Investment Management LLC and ASSF Operating Manager IV, L.P., on behalf of themselves and certain of their affiliates specified in the Agreement.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: May 5, 2023