Form 10-Q
period 2023-06-30
Frontier Communications Parent, Inc.
filed 2023-08-04
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2023 was 245,759,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$662	$322
Short-term investments	575	1,750
Accounts receivable, less allowances of $30 and $47, respectively	431	438
Prepaid expenses	71	57
Income taxes and other current assets	22	30
Total current assets	1,761	2,597

Property, plant and equipment, net	13,353	11,850
Other intangibles, net	3,746	3,906
Other assets	290	271
Total assets	$19,150	$18,624

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	1,161	1,410
Advanced billings	200	194
Accrued other taxes	122	137
Accrued interest	124	104
Pension and other postretirement benefits	39	39
Other current liabilities	406	396
Total current liabilities	2,067	2,295

Deferred income taxes	563	558
Pension and other postretirement benefits	976	1,044
Other liabilities	523	483
Long-term debt	9,829	9,110
Total liabilities	13,958	13,490

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 245,744 and 245,021 shares issued and outstanding at June 30, 2023 and
December 31, 2022, respectively)	2	2
Additional paid-in capital	4,242	4,198
Retained earnings	856	855
Accumulated other comprehensive income, net of tax	92	79
Total equity	5,192	5,134
Total liabilities and equity	$19,150	$18,624

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$1,449	$1,459	$2,889	$2,906

Operating expenses:
Cost of service	528	546	1,070	1,099
Selling, general, and administrative expenses	428	427	845	862
Depreciation and amortization	354	290	684	574
Restructuring costs and other charges	24	30	32	84
Total operating expenses	1,334	1,293	2,631	2,619

Operating income	115	166	258	287

Investment and other income, net (See Note 10)	32	122	34	199
Interest expense	(149)	(118)	(290)	(221)

Income (loss) before income taxes	(2)	170	2	265
Income tax expense	-	69	1	99

Net (loss) income	$(2)	$101	$1	$166

Basic net (loss) earnings per share
attributable to Frontier common shareholders	$(0.01)	$0.41	$0.00	$0.68

Diluted net (loss) earnings per share
attributable to Frontier common shareholders	$(0.01)	$0.41	$0.00	$0.68

Total weighted average shares outstanding - basic	245,474	244,723	245,285	244,592

Total weighted average shares outstanding - diluted	245,474	244,723	246,517	244,831

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net (loss) income	$(2)	$101	$1	$166
Other comprehensive income, net of tax	9	4	13	2

Comprehensive income	$7	$105	$14	$168

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163
Stock plans, net	512	-	22	-	-	22
Net loss	-	-	-	(2)	-	(2)
Other comprehensive
income, net of tax	-	-	-	-	9	9
Balance at June 30, 2023	245,744	$2	$4,242	$856	$92	$5,192

	For the six months ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans, net	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
loss, net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678
Stock plans, net	493	-	13	-	-	13
Net income	-	-	-	101	-	101
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at June 30, 2022	244,969	$2	$4,152	$580	$62	$4,796

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2023	2022

Cash flows provided from (used by) operating activities:
Net Income	$1	$166
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	684	574
Stock-based compensation expense	51	35
Lease Impairment	-	44
Amortization of premium	(15)	(14)
Bad debt expense	16	14
Other adjustments	2	1
Deferred income taxes	-	93
Change in accounts receivable	(9)	24
Change in long-term pension and other postretirement liabilities	(51)	(242)
Change in accounts payable and other liabilities	(12)	77
Change in prepaid expenses, income taxes, and other assets	(2)	(15)
Net cash provided from operating activities	665	757

Cash flows provided from (used by) investing activities:
Capital expenditures	(2,211)	(1,088)
Purchase of short-term investments	(575)	(2,600)
Sale of short-term investments	1,750	300
Proceeds on sale of assets	4	1
Other	-	2
Net cash (used by) investing activities	(1,032)	(3,385)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(8)	(7)
Proceeds from long-term debt borrowings	750	1,200
Financing costs paid	(13)	(17)
Finance lease obligation payments	(12)	(10)
Taxes paid on behalf of employees for shares withheld	(7)	(7)
Other	(3)	(1)
Net cash provided from financing activities	707	1,158

Increase (Decrease) in cash, cash equivalents, and restricted cash	340	(1,470)
Cash, cash equivalents, and restricted cash at January 1,	322	2,178
Cash, cash equivalents, and restricted cash at June 30,	$662	$708

Supplemental cash flow information:
Cash paid during the period for:
Interest	$314	$198
Income tax payments, net	$1	$9

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended June 30, 2023, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

c)Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These amounts could represent cash collateral required for certain Letter of Credit obligations and utility vendors. We did not have any restricted cash as of June 30, 2023 or December 31, 2022.

d) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of June 30, 2023, short-term investments of $575 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between July 10, 2023, and August 24, 2023, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

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

k) Stock Plans:

We have various stock-based compensation plans. Awards under these plans are granted to eligible employees and directors. Awards may be made in the form of restricted stocks, restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights or other stock-based awards, including awards with performance, market, and time-vesting conditions.

The compensation cost recognized is based on awards ultimately expected to vest. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(2) Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that are of significance or potential significance to the Company.

(3) Revenue Recognition:

We categorize our products, services and other revenues into the following categories:

Data and Internet services include broadband services for consumer and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high capacity circuits (“non-switched access”) including services to wireless providers (wireless backhaul);

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Data and Internet services	$880	$847	$1,742	$1,683
Voice services	347	381	703	767
Video services	112	134	229	271
Other	89	80	172	163
Revenue from contracts with customers (1)	1,428	1,442	2,846	2,884
Subsidy and other revenue	21	17	43	22
Total revenue	$1,449	$1,459	$2,889	$2,906

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Consumer	$775	$791	$1,536	$1,567
Business and wholesale	653	651	1,310	1,317
Revenue from contracts with customers (1)	1,428	1,442	2,846	2,884
Subsidy and other revenue	21	17	43	22
Total revenue	$1,449	$1,459	$2,889	$2,906

(1)Includes lease revenue of $15 million and $30 million for the three and six months ended June 30, 2023, and $16 million and $32 million for the three and six months ended June 30, 2022, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$27	$17
Revenue recognized included in opening contract balance	(23)	(6)
Credits granted, excluding amounts recognized as revenue	23	11
Reclassified between current and noncurrent	4	(4)
Balance at June 30, 2023	$31	$18

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2021	$27	$11
Revenue recognized included in opening contract balance	(20)	(5)
Credits granted, excluding amounts recognized as revenue	18	11
Reclassified between current and concurrent	2	(2)
Balance at June 30, 2022	$27	$15

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2023 (remaining six months)	$394
2024	285
2025	156
2026	60
2027	11
Thereafter	6
Total	$912

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	June 30, 2023	December 31, 2022
Retail and wholesale	$398	$416
Other	63	69
Less: Allowance for doubtful accounts	(30)	(47)
Accounts receivable, net	$431	$438

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

The provision for bad debts was $16 million and $14 million for the six months ended June 30, 2023 and 2022, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the six months ended June 30, 2023 was as follows:

($ in millions)
Balance at December 31, 2022	$47
Provision for bad debt	16
Amounts charged to revenue	7
Write offs charged against the allowance	(40)
Balance at June 30, 2023	$30

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	June 30, 2023	December 31, 2022
Property, plant and equipment	$15,180	$13,186
Less: Accumulated depreciation	(1,827)	(1,336)
Property, plant and equipment, net	$13,353	$11,850

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Depreciation expense	$273	$211	$523	$414

As of June 30, 2023, our materials and supplies were $596 million, as compared to $546 million as of December 31, 2022. Components of this include fiber, network electronics, and customer premises equipment.

During the six months ended June 30, 2023, our capital expenditures were $2,211 million which included a decrease of $218 million due to changes in accounts payable from December 31, 2022. As of June 30, 2023 there was $764 million in accounts payable associated with capital expenditures. For the six months ended June 30, 2023, we had capitalized interest of $39 million.

(6) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. There was no impairment of either intangibles or property plant and equipment as of June 30, 2023 and 2022.

The balances of these assets as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(158)	$642	$800	$(121)	$679
Customer Relationships - Wholesale	3,491	(472)	3,019	3,491	(364)	3,127
Trademarks & Tradenames	150	(65)	85	150	(50)	100
Total other intangibles	$4,441	$(695)	$3,746	$4,441	$(535)	$3,906

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Amortization expense	$81	$79	$161	$160

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at June 30, 2023 and December 31, 2022. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2023		December 31, 2022

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$9,705	$8,544	$8,963	$8,079

(

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the six months ended June 30, 2023
		Principal
	January 1,	Payments	New	June 30,
($ in millions)	2023	and Retirements	Borrowings	2023

Secured debt issued by Frontier	$8,113	$(8)	$750	$8,855
Secured debt issued by subsidiaries	100	-	-	100
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$8,963	$(8)	$750	$9,705

Less: Debt Issuance Costs	(28)			(37)
Less: Current Portion	(15)			(15)
Plus: Unamortized fair value adjustments (1)	190			176
Total Long-term debt	$9,110			$9,829

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023		December 31, 2022
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,442	9.000% (Variable)	$1,450	8.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	-	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,855		8,113

Secured debt issued by subsidiaries
Debentures due 11/15/2031	100	8.500%	100	8.500%
Total secured debt issued by subsidiaries	100		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$9,705	6.977% (1)	$8,963	6.760% (1)

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

Credit Facilities and Term Loans

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

Senior Secured Notes

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

Fiber Securitization Transaction

On August 1, 2023, we announced that Frontier Issuer LLC (“Frontier Issuer”), our limited-purpose, bankruptcy remote, subsidiary priced $1.6 billion of aggregate principal amount of secured fiber network revenue term notes consisting of $1.119 billion 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes, each with an anticipated repayment term of five years (collectively, the “Notes”). Collectively, the Notes have a weighted average yield of approximately 8.797%. The Notes will be secured by certain of Frontier’s fiber assets and associated customer contracts in the Dallas metropolitan area and constitute the first offering of green bonds by a Frontier subsidiary. We expect the Notes transaction to close on or around August 8, 2023, subject to satisfaction of various closing conditions. There can be no assurance regarding the timing of closing or that the sale of the Notes will be completed.

In connection with the offering of the Notes, Frontier Issuer entered into a commitment for a $500 million variable funding note facility with a delayed draw feature, subject to leverage tests and other customary drawing conditions.

(9) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During the six month period ended June 30, 2023, we incurred $32 million in restructuring charges and other costs consisting of $33 million of severance and employee costs resulting from workforce reductions, and $1 million of income related to other restructuring activities. Of the $33 million in severance and employee costs,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

approximately $23 million related to the second quarter of 2023, as a result of larger workforce reductions during such quarter.

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

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2023	$9
Severance expense	33
Other income	(1)
Cash payments during the period	(21)
Balance at June 30, 2023	$20

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Interest and dividend income	$17	$6	$38	$8
Pension benefit	5	25	9	50
OPEB costs	(2)	(5)	(5)	(8)
OPEB remeasurement gain (loss)	12	96	(8)	150
All other, net	-	-	-	(1)
Total investment and other income, net	$32	$122	$34	$199

In the first half of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in an $8 million net remeasurement loss for the first half of 2023. The net loss was comprised of a loss of $20 million in the first quarter offset by a remeasurement gain of $12 million in the second quarter, primarily due to discount rate changes. Refer to Note 15 for further details.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Stock Plans:

Frontier Communications Parent, Inc. has one stock-based compensation plan under which grants are made and awards remain outstanding: the 2021 Management Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of June 30, 2023, approximately 4,180,000 shares were available to grant under the 2021 Incentive Plan.

Restricted Stock Units

The following summary presents information regarding unvested RSUs outstanding under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2023	2,514	$25.78	$64
Restricted stock units granted	1,315	$23.41	$25
Restricted stock units vested	(1,118)	$25.73	$(21)
Restricted stock units forfeited	(141)	$25.19
Balance at June 30, 2023	2,570	$24.63	$48

For purposes of determining compensation expense, the fair value of each RSU grant is based on the closing price of our common stock on the date of grant. The non-vested RSUs granted in 2021, 2022, and 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested RSU awards that is deferred at June 30, 2023 was $55 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the RSU awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the applicable time-based restrictions lapse, subject to limited exceptions. Compensation expense, including compensation related to non-employee directors, recognized in “Selling, general, and administrative expenses”, of $19 million for both the six month-periods ended June 30, 2023, and 2022, respectively, have been recorded in connection with RSUs.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units (“PSU”) have been awarded to applicable participants with respect to three-year performance periods (each a “Measurement Period”). The performance metrics under the 2021, 2022, and 2023 PSU awards consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (“TSR”) modifier, which is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately on a cumulative basis for each performance metric, and the number of awards earned will be determined at the end of the three-year Measurement Period based on actual performance relative to the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

targets of each performance metric, plus the effect of the TSR modifier. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target PSUs. The payout of the 2022 and 2023 PSUs can range from 0% to a maximum award payout of 200% of the target PSUs.

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

The following summary presents information regarding PSU awards as of June 30, 2023, and changes during the six months then ended with regard to PSUs awarded under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2023	3,485	$25.62
Target performance shares awarded, net	1,037	$24.39
Target performance shares forfeited	(31)	$25.82
Balance at June 30, 2023	4,491	$25.34

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each PSU award is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the six months ended June 30, 2023, and 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $31 million and $16 million, respectively, related to PSU awards.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was $1 million for the six months ended June 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(32.8)	15.0	57.2	12.0
Changes in certain deferred tax balances	-	1.7	-	1.1
Sec. 162(f) nondeductible penalties	(6.3)	-	-	-
Tax reserve adjustment	-	0.3	(3.8)	0.4
Tax Credit	-	(0.6)	7.6	(0.8)
Sec.162(m) - nondeductible Executive Compensation	(0.2)	2.4	(22.2)	3.2
All other, net	0.1	0.8	(0.5)	0.5
Effective tax rate	(18.2)%	40.6%	59.3%	37.4%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the second quarter of 2023, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $33 million ($26 million net of federal benefit) was recorded as of June 30, 2023.

The Inflation Reduction Act was signed into law on August 16, 2022. The law contains numerous changes to tax laws effective January 1, 2023. The Company evaluated the effects and does not believe the Company will be materially impacted by the Inflation Reduction Act.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

($ in millions and shares in thousands, except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net (loss) income used for basic and diluted earnings
per share:
Total basic net (loss) income
attributable to Frontier common shareholders	$(2)	$101	$1	$166
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net (loss) income
attributable to Frontier common shareholders	$(2)	$101	$1	$166

Basic earnings per share:
Total weighted average shares and unvested restricted
stock awards outstanding - basic	245,474	244,723	245,285	244,592
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	245,474	244,723	245,285	244,592

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.01)	$0.41	$0.00	$0.68

Diluted earnings per share:
Total weighted average shares outstanding - basic	245,474	244,723	245,285	244,592
Effect of dilutive performance stock awards	-	-	750	-
Effect of dilutive restricted stock awards	-	-	482	239
Total weighted average shares outstanding - diluted	245,474	244,723	246,517	244,831

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.01)	$0.41	$0.00	$0.68

In calculating diluted net income per common share for the six months ended June 30, 2023, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of June 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs
Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	21
Amounts reclassified from accumulated other
comprehensive income to net loss	(8)
Net current-period other comprehensive income	13
Balance at June 30, 2023 (1)	$92

OPEB
($ in millions)	Costs
Balance at January 1, 2022 (1)	$60
Other comprehensive income before reclassifications	6
Amounts reclassified from accumulated other
comprehensive loss to net loss	(4)
Net current-period other comprehensive loss	2
Balance at June 30, 2022 (1)	$62

(1)OPEB amounts are net of deferred tax balances of $23 million and $15 million as of January 1, 2023 and 2022,

respectively and $28 million and $17 million as of June 30, 2023 and 2022, respectively.

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the six months ended		the Statement Where
Details about Accumulated Other	June 30,		June 30,		Net Income (Loss)
Comprehensive Loss Components	2023	2022	2023	2022	is Presented

Amortization of OPEB Cost Items Prior-service credits (costs)	$5	$3	$10	$6	Income (loss) before income taxes
Tax impact	(1)	(1)	(2)	(2)	Income tax benefit
	$4	$2	$8	$4	Net income (loss)

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Components of total pension benefit cost
Service cost	$14	$20	$27	$41
Interest cost on projected benefit obligation	33	25	66	49
Expected return on plan assets	(38)	(50)	(75)	(99)
Total pension benefit cost / (income)	$9	$(5)	$18	$(9)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statement of income.

The value of our pension plan assets increased $150 million from $2,033 million at December 31, 2022 to $2,183 million at June 30, 2023. This increase primarily resulted from changes in the market value of investments of $172 million net of plan expenses, and contributions of $64 million, partially offset by benefit payments to participants of $86 million.

The following tables provide the components of total postretirement benefit cost:

	Postretirement
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Components of net periodic postretirement benefit cost
Service cost	$2	$3	$4	$7
Interest cost on projected benefit obligation	7	8	15	14
Amortization of prior service credit (gain) loss recognized	(5)	(3)	(10)	(6)
Remeasurement (gain) loss	(12)	(96)	8	(150)
Total periodic postretirement (benefit) cost	$(8)	$(88)	$17	$(135)

In the first half of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement losses of $8 million, primarily due to discount rate changes.

During the six months ended June 30, 2023, and 2022 we capitalized $9 million and $11 million of pension and OPEB expense, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

In the first half of 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its OPEB obligations. This remeasurement resulted in the recognition of a net actuarial gain of $150 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement date. Frontier recognizes actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of operations.

(16) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. As necessary, some of these key supplier agreements to ensure future supply have multi-year terms and purchase commitments.

In 2014, Citynet, a competitive local exchange carrier doing business in West Virginia, filed a qui tam action in federal court in the District Court for the Southern District of West Virginia against Frontier West Virginia, Inc. and others on behalf of the U.S. Government concerning billing practices relating to a government grant. The complaint became public in 2016 after the U.S. Government declined to participate in the case and instead allowed Citynet to pursue the claims on behalf of the U.S. On December 6, 2022, the parties reached a settlement in principle. On May 23, 2023, the parties finalized the terms of the settlement agreement to resolve the case in its entirety, the terms of which were made part of the public record and which requires a payment of approximately $18 million.

In addition, we are party to various legal proceedings (including individual actions, class and putative class actions, and governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection, advertising, sales and the provision of services, intellectual property, including, trademark, copyright, and patent infringement, employment, regulatory, environmental, tort, claims of competitors and disputes with other carriers. Litigation is subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of all such matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in our current 25 states in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain fines, or additional requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines or additional requirements and obligations.

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

•declines in Adjusted EBITDA and revenue relative to historical levels that we are unable to offset;

•economic uncertainty, volatility in financial markets, and rising interest rates could limit our ability to access capital or increase the cost of capital needed to fund business operations, including our fiber expansion plans;

•our ability to satisfy the closing conditions related to the securitization notes offering and consummate the variable funding notes facility;

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

•declines in revenue from our voice services, switched and non-switched access and video and data services that we cannot stabilize or offset with increases in revenue from other products and services;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)
•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations and other environmental liabilities;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds that empower and connect approximately 2.9 million broadband subscribers, with approximately 14,100 employees, operating in 25 states as of June 30, 2023. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Rallied around our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

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

In August 2021, we announced our plan to pass 10 million total locations with fiber. We are prioritizing our activities to locations which we believe will provide the highest investment returns. In these expansion markets, we target penetration between 15% and 20% within 12 months and between 25% and 30% within 24 months. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in the second quarter of 2023:

•We passed 316,000 new fiber locations. As of June 30, 2023, we had approximately 5.8 million total locations passed with fiber. Our build plan is solidified by multi-year agreements with key labor and equipment partners.

•We added 66,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year period. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 2,000 total broadband customer net additions.

•We continue to make progress towards achieving annualized gross run rate cost savings target of $500 million by the end of 2023. As of June 30, 2023, we had realized $460 million of gross annualized cost savings since 2021.

•Our consumer fiber broadband churn improved to 1.41% from 1.43% as of June 30, 2022.

•Reported business and wholesale revenue growth year-over-year for the first time in six years.

•Priced $2.1 billion fiber securitization transactions on August 1, 2023, subject to customary conditions.

Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, actual or perceived inflation, tightening labor markets, increased fuel and electricity costs, increases in the cost of borrowing, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against. During the second quarter of 2023, markets remained volatile, and the economic outlook was uncertain. We continue to closely monitor and evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Overview – Operating Income

We reported operating income of $115 million and $166 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $51 million.

We reported operating income of $258 million and $287 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $29 million.

Operating income decreased primarily due to decreases in revenue from voice and video services and increases in depreciation and amortization expense. These factors were partially offset by an increase in data and internet services and other income, as well as decreases in cost of services and restructuring costs and other charges as compared to the corresponding period in 2022.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and six months ended June 30, 2023, as compared to the financial results for the three and six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended June 30,
(Customer and Employee Metrics in thousands)	2023	2022	% Change
Customers
Consumer	3,127	3,159	(1)%

Consumer Customer Metrics
Net customer losses	(13)	(10)	30%
ARPC	$82.48	$83.35	(1)%
Customer Churn	1.53%	1.53%	0%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,722	1,438	20%
Business customers	113	102	11%
Consumer net customer additions	63	50	26%
Consumer customer churn	1.41%	1.43%	(2)%
Consumer customer ARPU	$63.12	$63.35	(0)%
Copper Broadband
Consumer customers	928	1,163	(20)%
Business customers	102	124	(18)%
Consumer net customer losses	(59)	(41)	44%
Consumer customer churn	1.84%	1.73%	6%
Consumer customer ARPU	$51.90	$48.47	7%

Other Metrics
Employees	14,099	15,074	(6)%

		For the six months ended June 30,
	(Customer and Employee Metrics in thousands)	2023	2022	% Change
	Consumer Customer Metrics
	Net customer losses	(6)	(6)	-%
	ARPC	$81.70	$82.51	(1)%
	Customer Churn	1.48%	1.44%	3%

	Broadband Customer Metrics (1)
	Fiber Broadband
	Consumer net customer additions	147	102	44%
	Consumer customer churn	1.30%	1.31%	(0)%
	Consumer customer ARPU	$62.31	$62.76	(1)%
	Copper Broadband
	Consumer net customer losses	(115)	(71)	62%
	Consumer customer churn	1.78%	1.63%	9%
	Consumer customer ARPU	$50.39	$47.09	7%

(1)	Amounts presented exclude related metrics for our wholesale customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customers

We experienced a decrease in consumer customers of approximately 1% as of June 30, 2023, as compared to the prior year period.

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We lost approximately 13,000 and 6,000 consumer customers for the three and six months ended June 30, 2023, and 10,000 and 6,000 consumer customers for the three and six months ended June 30 2022, driven by losses in copper broadband, voice and video customers, offset by growth in fiber broadband customers.

•In the three and six months ended June 30, 2023, we experienced a net gain of consumer broadband customers of approximately 4,000 and 32,000 as compared to a net gain of approximately 9,000 and 31,000 for the three and six months ended June 30, 2022.

The average monthly consumer revenue per customer (“consumer ARPC”) decreased $0.87, or 1%, to $82.48 and $0.81, or 1%, to $81.70 for the three and six months ended June 30, 2023, compared to the prior year period. The slight decrease was primarily a result of decreased voice and video services and copper broadband, partially offset by increased fiber data. We have de-emphasized the sale of low margin video products, which have historically been a material part of the overall ARPC. As a result, the moderate decrease in ARPC is expected to continue as our customer mix becomes more weighted towards broadband service.

Fiber Broadband Customers

Our investment strategy is focused on expanding our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

The quarter ended June 30, 2023 represents the sixteenth consecutive quarter of positive fiber net adds. For the three and six months ended June 30, 2023, we added approximately 63,000 and 147,000 consumer fiber broadband customers compared to 50,000 and 102,000 for the three and six months ended June 30, 2022. Customers who migrated from our copper base constituted a small portion of these consumer fiber broadband customer net additions in the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2023, we added approximately 3,000 and 6,000 business fiber broadband customers compared to approximately 4,000 and 6,000 net additions for the three and six months ended June 30, 2022.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.41% and 1.30% for the three and six months ended June 30, 2023, compared to 1.43% and 1.31% for the three and six months ended June 30, 2022. Both the current and prior year quarter show marked improvements over historical customer churn levels and were impacted by our increased focus on key customer touchpoints such as installation, first bill, end of promotion periods, and retention activities associated with inflation-related pricing actions.

The average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) decreased $0.23 to $63.12 and $0.45 to $62.31 for the three and six months ended June 30, 2023, compared to the prior year period. The slight decrease in consumer ARPU for the three and six months ended June 30, 2023 was due to retention activity, partially offset by inflationary price increases, customer shift toward higher broadband speeds, customers rolling off promotional pricing, and upgrade activity. An increase in gift card redemption for the three months ended March 31, 2023 compared to the prior year period also contributed to the slight decrease in consumer ARPU for the six months ended June 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Copper Broadband Customers

For the three and six months ended June 30, 2023, we lost approximately 59,000 and 115,000 consumer copper broadband customers compared to a loss of approximately 41,000 and 71,000 for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2023, Frontier lost approximately 5,000 and 12,000 business copper broadband customers compared to a loss of approximately 5,000 and 9,000 in the three and six months ended June 30, 2022.

Our average monthly consumer copper broadband churn was 1.84% and 1.78% for the three and six months ended June 30, 2023, compared to 1.73% and 1.63% in the three and six months ended June 30, 2022. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases, copper to fiber migration activities reducing the copper customer base in newly built fiber areas, and changes to our copper broadband go to market approach which impacted gross add volume.

Financial Results

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions)	2023	2022	Change	2023	2022	Change
Data and Internet services	$880	$847	4%	$1,742	$1,683	4%
Voice services	347	381	(9)%	703	767	(8)%
Video services	112	134	(16)%	229	271	(15)%
Other	89	80	11%	172	163	6%
Revenue from contracts with customers	1,428	1,442	(1)%	2,846	2,884	(1)%
Subsidy and other revenue	21	17	24%	43	22	95%
Revenue	1,449	1,459	(1)%	2,889	2,906	(1)%

Operating expenses:
Cost of service	528	546	(3)%	1,070	1,099	(3)%
Selling, general, and administrative expenses	428	427	0%	845	862	(2)%
Depreciation and amortization	354	290	22%	684	574	19%
Restructuring costs and other charges	24	30	(20)%	32	84	(62)%
Total operating expenses	$1,334	$1,293	3%	$2,631	$2,619	0%

Operating income	115	166	(31)%	258	287	(10)%

Consumer	775	791	(2)%	1,536	1,567	(2)%
Business and wholesale	653	651	0%	1,310	1,317	(1)%
Revenue from contracts with customers	$1,428	$1,442	(1)%	$2,846	$2,884	(1)%

Fiber revenue	746	685	9%	1,475	1,357	9%
Copper revenue	682	757	(10)%	1,371	1,527	(10)%
Revenue from contracts with customers	$1,428	$1,442	(1)%	$2,846	$2,884	(1)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Fiber	$746	$685	$61	9%
Copper	682	757	(75)	(10)%
Revenue from contracts with customers (1)	1,428	1,442	(14)	(1)%
Subsidy revenue	21	17	4	24%
Total revenue	$1,449	$1,459	$(10)	(1)%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Fiber	$1,475	$1,357	$118	9%
Copper	1,371	1,527	(156)	(10)%
Revenue from contracts with customers (1)	2,846	2,884	(38)	(1)%
Subsidy revenue	43	22	21	95%
Total revenue	$2,889	$2,906	$(17)	(1)%

(1)Includes lease revenue of $15 million and $30 million for the three and six months ended June 30, 2023, and $16 million and $32 million for the three and six months ended June 30, 2022, respectively.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over our fiber and copper network. Revenues are considered fiber or copper based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, we are experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue and accelerate due to strong fiber demand and the migration of customers from copper to fiber as we expand our fiber network.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Consumer	$775	$791	$(16)	(2)%
Business and wholesale	653	651	2	0%
Revenue from contracts with customers (1)	1,428	1,442	(14)	(1)%
Subsidy and other revenue	21	17	4	24%
Total revenue	$1,449	$1,459	$(10)	(1)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Consumer	$1,536	$1,567	$(31)	(2)%
Business and wholesale	1,310	1,317	(7)	(1)%
Revenue from contracts with customers (1)	2,846	2,884	(38)	(1)%
Subsidy and other revenue	43	22	21	95%
Total revenue	$2,889	$2,906	$(17)	(1)%

(1)Includes lease revenue of $15 million and $30 million for the three and six months ended June 30, 2023, and $16 million and $32 million for the three and six months ended June 30, 2022, respectively.

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

Consumer

For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022:

•We experienced a 2% decline in consumer revenues for both the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This decline was predominantly a result of decreases in voice, video, and copper broadband, offset by increases in fiber broadband. Our fiber initiative will result in increasing revenue mix toward fiber broadband.

•We experienced 19% and 18% improvement in consumer fiber broadband revenues for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This improvement is a result of continued net adds of consumer fiber broadband customers, and our continued focus on product positioning in both new and existing markets, partly offset by a slight decline in consumer fiber broadband ARPU.

•We experienced approximately 13% and 12% decline in consumer copper broadband revenues for the three and six months ended June 30, 2023. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Business

For the three and six months ended June 30, 2023, our business and wholesale revenues were relatively flat, increasing slightly and declining less than 1%, respectively, as compared to the three and six months ended June 30, 2022. This decline was driven by decreases in voice revenue predominantly in business, offset by increases in fiber broadband and network access services. The increase in fiber broadband was due to continued growth of our customer base, and a shift towards higher broadband speeds. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Data and Internet services	$880	$847	$33	4%
Voice services	347	381	(34)	(9)%
Video services	112	134	(22)	(16)%
Other	89	80	9	11%
Revenue from contracts with customers (1)	1,428	1,442	(14)	(1)%
Subsidy and other revenue	21	17	4	24%
Total revenue	$1,449	$1,459	$(10)	(1)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Data and Internet services	$1,742	$1,683	$59	4%
Voice services	703	767	(64)	(8)%
Video services	229	271	(42)	(15)%
Other	172	163	9	6%
Revenue from contracts with customers (1)	2,846	2,884	(38)	(1)%
Subsidy and other revenue	43	22	21	95%
Total revenue	$2,889	$2,906	$(17)	(1)%

(1)Includes lease revenue of $15 million and $30 million for the three and six months ended June 30, 2023, and $16 million and $32 million for the three and six months ended June 30, 2022, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

($ in millions)	For the three months ended	For the six months ended
Data and Internet services revenue, June 30, 2022	$847	$1,683
Change in fiber broadband revenue	54	102
Change in copper broadband revenue	(24)	(46)
Change in other data and internet services	3	3
Data and Internet services revenue, June 30, 2023	$880	$1,742

Data and internet services revenue increased $33 million, or 4%, to $880 million, and $59 million, or 4%, to $1,742 million for the three and six months ended June 30, 2023, as compared to the prior year period. The increase was driven by growth in the fiber broadband revenue, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $34 million, or 9%, to $347 million, and $64 million, or 8%, to $703 million for the three and six months ended June 30, 2023, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period.

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

Video services revenue declined $22 million, or 16%, to $112 million and $42 million, or 15%, to $229 million for the three and six months ended June 30, 2023, as compared to the prior year period. The decline was primarily driven by linear video customer losses, partially offset by price increases as compared to the prior year period.

Other

Other customer revenue includes non-recurring equipment sales, network facility rental income, ancillary customer fees, directory listing services and switched access revenue. Switched access revenue includes revenue derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These switched access services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies.

Other customer services revenue increased by $9 million for both the three and six months ended June 30, 2023 as compared to the prior year period primarily due to a Poles application true-up.

Subsidy and other revenue

Subsidy and other revenue increased for the three and six months ended June 30, 2023, compared to the prior year period, primarily due to increases in RDOF and other services revenue.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Operating expenses:
Cost of service	$528	$546	$(18)	(3)%
Selling, general, and administrative expenses	428	427	1	0%
Depreciation and amortization	354	290	64	22%
Restructuring costs and other charges	24	30	(6)	(20)%
Total operating expenses	$1,334	$1,293	$41	3%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Operating expenses:
Cost of service	$1,070	$1,099	$(29)	(3)%
Selling, general, and administrative expenses	845	862	(17)	(2)%
Depreciation and amortization	684	574	110	19%
Restructuring costs and other charges	32	84	(52)	(62)%
Total operating expenses	$2,631	$2,619	$12	0%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service declined $18 million and $29 million for the three and six months ended June 30, 2023 as compared to the prior year period. For the six months ended June 30, 2023, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements and decreased CPE costs. These decreases more than offset higher fuel and energy prices, and outside service rate increases resulting from increased inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and the related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expense remained flat for the three months ended June 30, 2023, and decreased by $17 million for the six months ended June 30, 2023 as compared to the prior year period. This decrease was primarily a result of lower compensation and benefit costs, and other fees, partially offset by increased commissions and a non-recurring $8 million sales tax refund in 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2023	2022	2023	2022

Total pension/OPEB expenses	$16	$23	$31	$48
Less: costs capitalized into capital expenditures	(5)	(5)	(9)	(11)
Net pension/OPEB expense	$11	$18	$22	$37

Depreciation and Amortization

For the three and six months ended June 30, 2023, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three and six months ended June 30, 2023, restructuring costs and other charges decreased $6 million and $52 million, respectively, due to the non-recurrence of a one-time lease impairment charge of $44 million in the prior year, and lower costs related to other restructuring activities, partially offset by higher severance and employee costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Investment and other income, net	$32	$122	$(90)	(74)%
Interest expense	$(149)	$(118)	$(31)	26%
Income tax expense	$-	$69	$(69)	(100)%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Investment and other income, net	$34	$199	$(165)	(83)%
Interest expense	$(290)	$(221)	$(69)	31%
Income tax expense	$1	$99	$(98)	(99)%

Investment and other income, net

Investment and other income, net decreased by $90 million and $165 million for the three and six months ended June 30, 2023, as compared to June 30, 2022. This decrease was primarily driven by a remeasurement gain for our other postretirement benefit obligation of $12 million and a net loss of $8 million for the three and six months ended June 30, 2023, compared to a remeasurement gain of $96 million and $150 million for the three and six months ended June 30, 2022; a decrease of $18 million and $38 million in pension and other postretirement benefits for the three and six months ended June 30, 2023; partially offset by an $11 million and $30 million increase in interest and dividend income, as compared to the prior year periods.

Interest expense

For the three and six months ended June 30, 2023, interest expense increased $31 million and $69 million, respectively, as compared to the same periods in 2022. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense

During the three and six months ended June 30, 2023, we recorded an income tax expense of $0 million and $1 million, on pre-tax loss of $2 million, and pre-tax income of $2 million, respectively. During the three and six months ended June 30, 2022, we recorded income tax expense of $69 million and $99 million on pre-tax income of $170 million and $265 million, respectively.

Our effective tax rates for the three and six months ended June 30, 2023 was (18)% and 59% and for the three and six months ended June 30, 2022 was 41% and 37%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of June 30, 2023, we had liquidity of approximately $1,901 million, comprised of $662 million of cash and cash equivalents, $575 million of short-term investments consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, and our available capacity on our undrawn revolving credit facility of $664 million.

Analysis of Cash Flows

As of June 30, 2023, we had unrestricted cash and cash equivalents aggregating $662 million. For the six months ended June 30, 2023, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of June 30, 2023, we had a working capital deficit of $306 million compared to a $302 million surplus at December 31, 2022. The change in working capital was driven by a decrease in cash, net of movements between short term investments, as a result of funding our capital expenditures related to our fiber build, partially offset by a decrease in accounts payable.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased $92 million to $665 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The overall decrease in operating cash flows was primarily the result of changes in working capital.

We paid $1 million and $9 million in net cash taxes during the six months ended June 30, 2023 and 2022, respectively.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $1,032 million for the six months ended June 30, 2023, compared to cash flows used in investing activities of $3,385 million for the corresponding period in 2022. Given the long-term nature of our fiber build, as of June 30, 2023, we have invested $575 million cash in short-term investments to improve interest income, while preserving funding flexibility. In the first half of 2023 and 2022, we invested $575 and $2,600 million, respectively, in short-term investments.

Capital Expenditures

For the six months ended June 30, 2023 and 2022, our capital expenditures were $2,211 million and $1,088 million, respectively. The increase in capital expenditures was driven by increased spending for fiber upgrades to our existing copper network. We expect cash capital expenditures to be approximately $3.0 billion to $3.2 billion in 2023.

Cash Flows provided from Financing Activities

Cash flows provided from financing activities decreased $451 million to $707 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022. The decrease in financing activities was primarily driven by a reduction in proceeds from long-term debt borrowings in the first half of 2023 as compared to the prior year period.

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

During the six months ended June 30, 2023, we paid $314 million of cash interest. Our Amended and Restated Credit Agreement, including our $1.4 billion term loan facility and $900 million Revolving Facility, and the indentures governing our outstanding secured first lien notes and second lien notes are described in detail in Note 8 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

On August 1, 2023, we announced that Frontier Issuer LLC (“Frontier Issuer”), our limited-purpose, bankruptcy remote, subsidiary priced $1.6 billion of aggregate principal amount of secured fiber network revenue term notes consisting of $1.119 billion 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes, each with an anticipated repayment term of five years (collectively, the “Notes”). Collectively, the Notes have a weighted average yield of approximately 8.797%. The Notes will be secured by certain of Frontier’s fiber assets and associated customer contracts in the Dallas metropolitan area and constitute the first offering of green bonds by a Frontier subsidiary. We expect the Notes transaction to close on or around August 8, 2023, subject to satisfaction of various closing conditions. There can be no assurance regarding the timing of closing or that the sale of the Notes will be completed.

In connection with the offering of the Notes, Frontier Issuer entered into a commitment for a $500 million variable funding note facility with a delayed draw feature, subject to leverage tests and other customary drawing conditions.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2023, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

As of June 30, 2023, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Regulatory Developments

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in return for the Company’s commitment

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

to make broadband available to households within the CAF II areas in our existing 25 states. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other fines, requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines or additional requirements and obligations.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2023, 85% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2023. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at June 30, 2023. Commencing July 1, 2023 the annual impact of 100 basis points change in the SOFR would result in approximately $14 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

At June 30, 2023, the fair value of our debt was estimated to be approximately $8.5 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.977% and our overall weighted average maturity was approximately 6.2 years.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2023 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

Our pension plan assets increased $150 million from $2,033 million at December 31, 2022 to $2,183 million at June 30, 2023. This increase was primarily a result of changes in the market value of investments of $172 million, net of plan expenses, and contributions of $64 million, partially offset by benefit payments to participants of $86 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2023, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first six months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For more information regarding pending and threatened legal actions and proceedings see Note 16 - ‘‘Commitments and Contingencies’’ to the Consolidated Financial Statements included in Part I of this report.

In 2014, Citynet, a competitive local exchange carrier doing business in West Virginia, filed a qui tam action in federal court in the District Court for the Southern District of West Virginia against Frontier West Virginia, Inc. and others on behalf of the U.S. Government concerning billing practices relating to a government grant. The complaint became public in 2016 after the U.S. Government declined to participate in the case and instead allowed Citynet to pursue the claims on behalf of the U.S. On December 6, 2022, the parties reached a settlement in principle. On May 23, 2023, the parties finalized the terms of the settlement agreement to resolve the case in its entirety, the terms of which were made part of the public record and which requires a payment of approximately $18 million.

In addition, we are party to various other legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark, copyright and patent infringement, employment, regulatory, environmental, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The following risk factor updates and replaces the risk factor entitled “Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations, could adversely affect our business.” disclosed under the caption “Risk Factors”, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). There have been no other material changes to the Risk Factors in our 2022 Form 10-K.

Climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations and other environmental liabilities, could adversely affect our business.

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

PART II. OTHER INFORMATION

In addition, the local exchange carrier subsidiaries we operate are subject to federal, state, and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner and former owner of property, we are subject to environmental laws that could impose liability for the entire cost of cleanup at contaminated sites, including sites formerly owned or operated by us or our predecessors, regardless of fault or the lawfulness of the activity that resulted in contamination. As a result, we may become responsible for the investigation and remediation of property that we own or operate (or previously owned or operated), or that has been adversely affected by infrastructure we own or operate (or previously owned or operated), including land or waterways potentially impacted by the release of contaminants from lead-sheathing with respect to certain legacy copper cabling. We cannot assure you that we will not be subject to significant legal proceedings, governmental investigations or costly remediation obligations in connection with any environmental impacts associated with aging infrastructure that we now control or formerly controlled, which could have a material adverse impact on us.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: August 4, 2023