Form 10-Q
period 2023-09-30
Frontier Communications Parent, Inc.
filed 2023-11-01
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number: 001-11001

FRONTIER COMMUNICATIONS PARENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2359794
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1919 McKinney Avenue
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 445-0042

401 Merritt 7, Norwalk, Connecticut 06851

(Former name, former address and former fiscal year, if changed from last report)

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2023 was 245,789,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$948	$322
Short-term investments	1,275	1,750
Accounts receivable, less allowances of $33 and $47, respectively	449	438
Prepaid expenses	79	57
Income taxes and other current assets	47	30
Total current assets	2,798	2,597

Property, plant and equipment, net	13,621	11,850
Other intangibles, net	3,665	3,906
Other assets	425	271
Total assets	$20,509	$18,624

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable	885	1,410
Advanced billings	202	194
Accrued other taxes	131	137
Accrued interest	183	104
Pension and other postretirement benefits	39	39
Other current liabilities	596	396
Total current liabilities	2,051	2,295

Deferred income taxes	565	558
Pension and other postretirement benefits	866	1,044
Other liabilities	529	483
Long-term debt	11,258	9,110
Total liabilities	15,269	13,490

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 245,782 and 245,021 shares issued and outstanding at September 30, 2023 and
December 31, 2022, respectively)	2	2
Additional paid-in capital	4,271	4,198
Retained earnings	867	855
Accumulated other comprehensive income, net of tax	100	79
Total equity	5,240	5,134
Total liabilities and equity	$20,509	$18,624

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$1,436	$1,444	$4,325	$4,350

Operating expenses:
Cost of service	545	544	1,615	1,643
Selling, general, and administrative expenses	405	431	1,250	1,293
Depreciation and amortization	356	296	1,040	870
Restructuring costs and other charges	16	4	48	88
Total operating expenses	1,322	1,275	3,953	3,894

Operating income	114	169	372	456

Investment and other income, net (See Note 10)	67	211	101	410
Pension settlement costs	-	(50)	-	(50)
Interest expense	(170)	(135)	(460)	(356)

Income before income taxes	11	195	13	460
Income tax expense	-	75	1	174

Net income	$11	$120	$12	$286

Basic net earnings per share
attributable to Frontier common shareholders	$0.05	$0.49	$0.05	$1.17

Diluted net earnings per share
attributable to Frontier common shareholders	$0.05	$0.49	$0.05	$1.17

Total weighted average shares outstanding - basic	245,761	244,984	245,431	244,711

Total weighted average shares outstanding - diluted	247,447	245,212	247,336	245,080

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$11	$120	$12	$286
Other comprehensive income (loss), net of tax	8	(2)	21	-

Comprehensive income	$19	$118	$33	$286

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the nine months ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163
Stock plans, net	512	-	22	-	-	22
Net loss	-	-	-	(2)	-	(2)
Other comprehensive
income, net of tax	-	-	-	-	9	9
Balance at June 30, 2023	245,744	$2	$4,242	$856	$92	$5,192
Stock plans	38	-	29	-	-	29
Net income	-	-	-	11	-	11
Other comprehensive
income, net of tax	-	-	-	-	8	8
Balance at September 30, 2023	245,782	$2	$4,271	$867	$100	$5,240

	For the nine months ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2022	244,416	$2	$4,124	$414	$60	$4,600
Stock plans, net	60	-	15	-	-	15
Net income	-	-	-	65	-	65
Other comprehensive
loss, net of tax	-	-	-	-	(2)	(2)
Balance at March 31, 2022	244,476	$2	$4,139	$479	$58	$4,678
Stock plans, net	493	-	13	-	-	13
Net income	-	-	-	101	-	101
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at June 30, 2022	244,969	$2	$4,152	$580	$62	$4,796
Stock plans	30	-	19	-	-	19
Net income	-	-	-	120	-	120
Other comprehensive
income, net of tax	-	-	-	-	(2)	(2)
Balance at September 30, 2022	244,999	$2	$4,171	$700	$60	$4,933

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2023	2022

Cash flows provided from (used by) operating activities:
Net Income	$12	$286
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	1,040	870
Pension settlement costs	-	50
Stock-based compensation expense	81	54
Lease Impairment	-	44
Amortization of premium	(21)	(21)
Bad debt expense	24	19
Other adjustments	9	1
Deferred income taxes	(1)	167
Change in accounts receivable	(35)	16
Change in long-term pension and other postretirement liabilities	(149)	(527)
Change in accounts payable and other liabilities	101	94
Change in prepaid expenses, income taxes, and other assets	(13)	(12)
Net cash provided from operating activities	1,048	1,041

Cash flows provided from (used by) investing activities:
Capital expenditures	(2,882)	(1,860)
Purchase of short-term investments	(1,850)	(3,225)
Sale of short-term investments	2,325	900
Purchase of long-term investments	(63)	-
Proceeds on sale of assets	18	4
Other	1	3
Net cash (used by) investing activities	(2,451)	(4,178)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(64)	(11)
Net proceeds from long-term debt borrowings	2,278	1,200
Premium paid to retire debt	(10)	-
Financing costs paid	(56)	(17)
Finance lease obligation payments	(18)	(15)
Proceeds from sale and lease-back transactions	21	70
Taxes paid on behalf of employees for shares withheld	(9)	(7)
Other	(7)	(1)
Net cash provided from financing activities	2,135	1,219

Increase (Decrease) in cash, cash equivalents, and restricted cash	732	(1,918)
Cash, cash equivalents, and restricted cash at January 1,	322	2,178
Cash, cash equivalents, and restricted cash at September 30,	$1,054	$260

Supplemental cash flow information:
Cash paid during the period for:
Interest	$449	$286
Income tax payments, net	$1	$7

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended September 30, 2023, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

c)Cash Equivalents and Restricted Cash:

We consider all liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors and collateral for debt arrangements.

At September 30, 2023, the Company had $106 million in restricted cash. Pursuant to the terms of the Company’s securitized financing facility and secured fiber network revenue term notes, as described in Note 8, restricted cash is held in securitization escrow accounts. As of September 30, 2023, approximately $36 million is current restricted cash held for the purpose of paying interest and certain fees. In addition, as of September 30, 2023, approximately $70 million is noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount.

d) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving liquidity to fund the investment as required.

As of September 30, 2023, short-term investments of $1,275 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between November 14, 2023, and March 19, 2024, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated. This balance is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 8 for further details.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

k) Stock Plans:

We have one stock-based compensation plan under which grants are made and awards remain outstanding. Awards under this plan may be made to employees, directors or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Awards may be made in the form of restricted stock, restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights or other stock-based awards, including awards with performance, market, and time-vesting conditions.

The compensation cost recognized is based on awards ultimately expected to vest. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(2) Recent Accounting Pronouncements:

Financial Accounting Standards Adopted During 2023

During the quarter ended September 30, 2023, we adopted, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04), which establishes interim and annual reporting disclosure requirements about a company’s supplier finance programs for its purchase of goods and services. In the year of adoption, the disclosure of payment and other key terms under the programs and outstanding balances under the obligations also applies to interim reporting dates. The adoption of this ASU does not have a material effect on our financial statements upon adoption.

We have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of September 30, 2023 we have $169 million of vendor

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

financing liabilities included in “Other current liabilities” on our consolidated balance sheets. No vendor financing payments were made as of September 30, 2023.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Data and Internet services	$895	$848	$2,637	$2,531
Voice services	341	369	1,044	1,136
Video services	104	127	333	398
Other	81	82	253	245
Revenue from contracts with customers (1)	1,421	1,426	4,267	4,310
Subsidy and other revenue	15	18	58	40
Total revenue	$1,436	$1,444	$4,325	$4,350

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Consumer	$787	$785	$2,323	$2,352
Business and wholesale	634	641	1,944	1,958
Revenue from contracts with customers (1)	1,421	1,426	4,267	4,310
Subsidy and other revenue	15	18	58	40
Total revenue	$1,436	$1,444	$4,325	$4,350

(1)Includes lease revenue of $14 million and $44 million for the three and nine months ended September 30, 2023, and $15 million and $48 million for the three and nine months ended September 30, 2022, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$27	$17
Revenue recognized included in opening contract balance	(29)	(9)
Credits granted, excluding amounts recognized as revenue	31	15
Reclassified between current and noncurrent	5	(5)
Balance at September 30, 2023	$34	$18

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2021	$27	$11
Revenue recognized included in opening contract balance	(21)	(8)
Credits granted, excluding amounts recognized as revenue	17	17
Reclassified between current and concurrent	4	(4)
Balance at September 30, 2022	$27	$16

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2023 (remaining three months)	$294
2024	297
2025	169
2026	71
2027	14
Thereafter	9
Total	$854

(4) Accounts Receivable:

The components of accounts receivable, net are as follows:

($ in millions)	September 30, 2023	December 31, 2022
Retail and wholesale	$406	$416
Other	76	69
Less: Allowance for doubtful accounts	(33)	(47)
Accounts receivable, net	$449	$438

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

The provision for bad debts was $24 million and $19 million for the nine months ended September 30, 2023 and 2022, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the nine months ended September 30, 2023 was as follows:

($ in millions)
Balance at December 31, 2022	$47
Provision for bad debt	24
Amounts charged to revenue	11
Write offs charged against the allowance	(49)
Balance at September 30, 2023	$33

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net is as follows:

($ in millions)	September 30, 2023	December 31, 2022
Property, plant and equipment	$15,714	$13,186
Less: Accumulated depreciation	(2,093)	(1,336)
Property, plant and equipment, net	$13,621	$11,850

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Depreciation expense	$276	$215	$799	$629

As of September 30, 2023, our materials and supplies were $589 million, as compared to $546 million as of December 31, 2022. Components of this include fiber, network electronics, and customer premises equipment.

During the nine months ended September 30, 2023, our capital expenditures were $2,882 million which included a decrease of $514 million due to changes in accounts payable and vendor financing payables from December 31, 2022. As of September 30, 2023 there was $635 million in accounts payable and vendor financing payables associated with capital expenditures. For the nine months ended September 30, 2023, we had capitalized interest of $65 million.

Through September 2023, we had asset sales and transactions of $39 million, including approximately $34 million in net proceeds related to certain wireless towers. Approximately $13 million of the proceeds related to wireless towers that qualified as sales, included in investing cash flows, and the remaining $21 million in proceeds related to wireless towers that were subject to sale-leaseback agreements and included in financing cash flows. After taking these sales and transactions into account, along with our capital expenditures, our net capital activity was $2,843 million as of September 30, 2023.

(6) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. There was no impairment of either intangibles or property plant and equipment as of September 30, 2023 and 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The balances of these assets as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(176)	$624	$800	$(121)	$679
Customer Relationships - Wholesale	3,491	(527)	2,964	3,491	(364)	3,127
Trademarks & Tradenames	150	(73)	77	150	(50)	100
Total other intangibles	$4,441	$(776)	$3,665	$4,441	$(535)	$3,906

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Amortization expense	$80	$81	$241	$241

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at September 30, 2023 and December 31, 2022. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2023		December 31, 2022

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,235	$9,977	$8,963	$8,079

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the nine months ended September 30, 2023
		Principal
	January 1,	Payments	New	September 30,
($ in millions)	2023	and Retirements	Borrowings	2023

Secured debt issued by Frontier	$8,113	$(11)	$750	$8,852
Secured debt issued by subsidiaries	100	(53)	1,586	1,633
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$8,963	$(64)	$2,336	$11,235

Less: Debt issuance costs	(28)			(68)
Less: Current portion	(15)			(15)
Less: Debt premium / (discount)	-			(64)
Plus: Unamortized fair value adjustments (1)	190			170
Total Long-term debt	$9,110			$11,258

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior secured debt, and subsidiary debt at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023		December 31, 2022
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,438	9.180% (Variable)	$1,450	8.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	-	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,851		8,113

Secured debt issued by subsidiaries
Debentures due 11/15/2031	47	8.500%	100	8.500%
Series 2023-1 Revenue Term Notes Class A-2 due 7/20/2028	1,120	6.600%	-
Series 2023-1 Revenue Term Notes Class B due 7/20/2028	155	8.300%	-
Series 2023-1 Revenue Term Notes Class C due 7/20/2028	312	11.500%	-
Total secured debt issued by subsidiaries	1,634		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,235	7.098% (1)	$8,963	6.760% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances. The anticipated repayment date of July 2028 is used for the Series 2023-1 Revenue Term Notes, classes A-2 B, and C when calculating the weighted average.

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured first lien and senior secured second lien notes, are contained in our Annual Report on Form 10-K including agreements filed as exhibits thereto.

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

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $249 million of letters of credit previously outstanding, we have $651 million of available borrowing capacity under the Revolving Facility.

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

Fiber Securitization Transaction

Secured Fiber Network Revenue Term Notes

On August 8, 2023, our limited-purpose, bankruptcy remote, subsidiary, Frontier Issuer, issued $1.586 billion aggregate principal amount of secured Fiber Term Notes, less $58 million in original issue discounts, consisting of $1.120 billion 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

notes and $312 million 11.50% Series 2023-1, Class C term notes, each with an anticipated term ending in July 2028 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act. We intend to use the proceeds from the offering of the Fiber Term Notes for, among other things, general corporate purposes, including potential investments or expenditures, such as capital expenditures and research and development, in line with our fiber expansion and copper migration strategies. In addition, we used a portion of the proceeds to retire and defease certain outstanding indebtedness of our subsidiary Frontier Southwest Incorporated.

The Fiber Term Notes were issued as part of a securitization transaction, pursuant to which the Company’s fiber network assets and associated customer contracts in certain neighborhoods in the Dallas, Texas metropolitan area were contributed to AssetCo, a direct, wholly-owned subsidiary of Frontier Issuer. The Fiber Term Notes are secured by these fiber assets and associated customer contracts. The Fiber Term Notes were issued pursuant to an indenture, dated as of August 8, 2023 (the “Base Indenture”), as supplemented by the Series 2023-1 Supplement thereto, dated as of August 8, 2023 (the “Series 2023-1 Supplement”), in each case entered into by and among the Issuer, Frontier Dallas TX Fiber 1 LLC (“AssetCo”) and Citibank, N.A. as the indenture trustee (the “Trustee”).

The Base Indenture, together with the Series 2023-1 Supplement and Series 2023-2 Supplement, and any other series supplements to the Base Indenture, are referred to herein as the “Fiber Term Notes Indenture.”

The table below sets forth the material terms of Fiber Term Notes as of September 30, 2023:

Security	Issue Date	Amount Outstanding	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
Series 2023-1, Class A-2 term notes	August 8, 2023	$1,120,000,000	6.60%	July 20, 2028	August 20, 2053
Series 2023-1, Class B term notes	August 8, 2023	$155,000,000	8.30%	July 20, 2028	August 20, 2053
Series 2023-1, Class C term notes	August 8, 2023	$312,000,000	11.50%	July 20, 2028	August 20, 2053

(1)If Frontier Issuer has not repaid or refinanced any Fiber Term Note prior to the monthly payment date in July of 2028, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such note of the United States Treasury Security having a remaining term closest to 10 years plus (B) 5.00% plus (C) the post-ARD note spread applicable to such Note.

While the Fiber Term Notes are outstanding, scheduled payments of interest are required to be made on the Notes on a monthly basis. From and after the ARD, principal payments will also be required to be made on the Notes on a monthly basis. No principal payments will be due on the Fiber Term Notes prior to the ARD, unless certain rapid amortization or acceleration triggers are activated.

The Fiber Term Notes are subject to a series of covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that Frontier Issuer maintains a liquidity reserve account to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the Fiber Term Notes prior to the monthly payment date in July 2026, (iii) certain indemnification payments in the event, among other things, that  the transfers of the assets pledged as collateral for the Fiber Term Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. As provided in the Base Indenture, the Fiber Term Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Fiber Term Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

with respect to the Fiber Term Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Securitized Financing Facility

In connection with the Fiber Term Notes, Frontier Issuer entered into a financing facility for the issuance of up to $500 million in Series 2023-2 Secured Fiber Network Revenue Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”).  Frontier Issuer had not drawn on the Variable Funding Notes as of September 30, 2023.

The Variable Funding Notes were issued pursuant to the Base Indenture, as supplemented by the Series 2023-1 Supplement and the Series 2023-2 Supplement, dated as of August 24, 2023 (the “Series 2023-2 Supplement”), in each case entered into by and among Frontier Issuer, AssetCo and the Trustee.

Drawings and certain additional terms related to the Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement, dated as of August 24, 2023 (the “Variable Funding Note Purchase Agreement”), among Frontier Issuer, AssetCo, Frontier Communications Holdings, LLC (as the “Manager”), certain conduit investors, financial institutions and funding agents, and Barclays Bank plc, as administrative agent. The Variable Funding Notes will be governed, in part, by the Variable Funding Note Purchase Agreement and by certain generally applicable terms contained in the Indenture. The initial anticipated repayment date for the Variable Funding Notes is July 2026, and Frontier Issuer and Manager have the option to elect two one-year extensions of the anticipated repayment date. Following the initial anticipated repayment date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.0% per annum.

Defeasance of Notes

As of September 30, 2023, the Company extinguished $53 million of notes issued by its subsidiary Frontier Southwest Incorporated and transferred assets to an escrow account to pay the future interest and principal on the remaining $47 million of notes, which remain on the Company’s balance sheet as outstanding debt and restricted assets.

(9) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During the nine month period ended September 30, 2023, we incurred $48 million in restructuring charges and other costs consisting of $48 million of severance and employee costs resulting from workforce reductions, of which, approximately $23 million and $15 million related to larger workforce reductions during the second and third quarters of 2023, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and other related programs:

($ in millions)

Balance at January 1, 2023	$9
Severance expense	48
Cash payments during the period	(39)
Balance at September 30, 2023	$18

(10) Investment and Other Income:

The following is a summary of the components of Investment and Other Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Interest and dividend income	$22	$16	$60	$24
Pension benefit	5	24	14	74
OPEB costs	(2)	(5)	(7)	(13)
OPEB remeasurement gain	46	84	38	234
Pension remeasurement gain	-	91	-	91
All other, net	(4)	1	(4)	-
Total investment and other income, net	$67	$211	$101	$410

In the first nine months of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in an $38 million net remeasurement gain. The net gain was comprised of a loss of $20 million in the first quarter, offset by a remeasurement gain of $12 million in the second quarter, and a gain of $46 million in the third quarter, primarily due to discount rate changes.

Pension and OPEB benefit (cost) consist of interest income (costs), expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of income.

(11) Stock Plans:

Frontier Communications Parent, Inc. has one stock-based compensation plan under which grants are made and awards remain outstanding: the 2021 Management Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of September 30, 2023, approximately 4,155,000 shares were available to grant under the 2021 Incentive Plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Restricted Stock Units

The following summary presents information regarding unvested RSUs outstanding under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2023	2,514	$25.78	$64
Restricted stock units granted	1,364	$23.19	$21
Restricted stock units vested	(1,179)	$25.73	$(18)
Restricted stock units forfeited	(166)	$25.06
Balance at September 30, 2023	2,533	$24.46	$40

For purposes of determining compensation expense, the fair value of each RSU grant is based on the closing price of our common stock on the date of grant. The non-vested RSUs granted in 2021, 2022, and 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested RSU awards that is deferred at September 30, 2023 was $46 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

None of the RSU awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the applicable time-based restrictions lapse, subject to limited exceptions. Compensation expense, including compensation related to non-employee directors, recognized in “Selling, general, and administrative expenses”, of $29 million and $27 million for the nine month-periods ended September 30, 2023, and 2022, respectively, have been recorded in connection with RSUs.

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

The following summary presents information regarding PSU awards as of September 30, 2023, and changes during the nine months then ended with regard to PSUs awarded under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2023	3,485	$25.62
Target performance shares awarded, net	1,040	$24.36
Target performance shares forfeited	(33)	$25.59
Balance at September 30, 2023	4,492	$25.33

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each PSU award is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. For the nine months ended September 30, 2023, and 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $52 million and $27 million, respectively, related to PSU awards.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was $1 million for the nine months ended September 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(4.3)	14.7	5.1	13.1
Changes in certain deferred tax balances	-	2.1	-	1.5
Tax reserve adjustment	(3.0)	-	(3.1)	-
Tax Credit	6.0	-	6.3	-
Sec.162(m) - nondeductible Executive Compensation	(18.5)	1.5	(19.1)	2.5
All other, net	(0.5)	(0.8)	(0.5)	(0.3)
Effective tax rate	0.7%	38.5%	9.7%	37.8%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the third quarter of 2023, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $28 million ($22 million net of federal benefit) was recorded as of September 30, 2023.

The Inflation Reduction Act was signed into law on August 16, 2022. The law contains numerous changes to tax laws effective January 1, 2023. The Company evaluated the effects and does not believe the Company will be materially impacted by the Inflation Reduction Act.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net Earnings Per Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions and shares in thousands, except per share amounts)	2023	2022	2023	2022
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$11	$120	$12	$286
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income
attributable to Frontier common shareholders	$11	$120	$12	$286

Basic earnings per share:
Total weighted average shares and unvested restricted
stock awards outstanding - basic	245,761	244,984	245,431	244,711
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	245,761	244,984	245,431	244,711

Basic net earnings per share
attributable to Frontier common shareholders	$0.05	$0.49	$0.05	$1.17

Diluted earnings per share:
Total weighted average shares outstanding - basic	245,761	244,984	245,431	244,711
Effect of dilutive performance stock awards	1,686	-	1,493	-
Effect of dilutive restricted stock awards	-	228	412	369
Total weighted average shares outstanding - diluted	247,447	245,212	247,336	245,080

Diluted net earnings per share
attributable to Frontier common shareholders	$0.05	$0.49	$0.05	$1.17

In calculating diluted net income per common share for the nine months ended September 30, 2023, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of September 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs
Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	33
Amounts reclassified from accumulated other
comprehensive income to net loss	(12)
Net current-period other comprehensive income	21
Balance at September 30, 2023 (1)	$100

OPEB
($ in millions)	Costs
Balance at January 1, 2022 (1)	$60
Other comprehensive income before reclassifications	8
Amounts reclassified from accumulated other
comprehensive loss to net loss	(8)
Net current-period other comprehensive loss	-
Balance at September 30, 2022 (1)	$60

(1)OPEB amounts are net of deferred tax balances of $23 million and $15 million as of January 1, 2023 and 2022,

respectively and $31 million and $16 million as of September 30, 2023 and 2022, respectively.

The significant items reclassified from components of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Income (Loss)
Comprehensive Loss Components	2023	2022	2023	2022	is Presented

Amortization of OPEB Cost Items Prior-service credits (costs)	$6	$4	$16	$10	Income (loss) before income taxes
Tax impact	(2)	-	(4)	(2)	Income tax benefit
	$4	$4	$12	$8	Net income (loss)

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension and OPEB costs (see Note 15 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statements of income.

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Components of total pension benefit cost
Service cost	$12	$14	$39	$55
Interest cost on projected benefit obligation	31	22	97	71
Expected return on plan assets	(36)	(46)	(111)	(145)
Net periodic pension (benefit)	7	(10)	25	(19)
Pension settlement costs	-	50	-	50
Pension remeasurement gain	-	(91)	-	(91)
Total pension benefit cost (income)	$7	$(51)	$25	$(60)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of income.

The value of our pension plan assets increased $50 million from $2,033 million at December 31, 2022 to $2,083 million at September 30, 2023. This increase primarily resulted from changes in the market value of investments of $85 million net of plan expenses, and contributions of $116 million, offset by benefit payments to participants of $151 million.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide the components of total postretirement benefit cost:

	Postretirement
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Components of net periodic postretirement benefit cost
Service cost	$2	$3	$6	$10
Interest cost on projected benefit obligation	8	9	23	23
Amortization of prior service credit (gain) loss recognized	(6)	(4)	(16)	(10)
OPEB remeasurement (gain) loss	(46)	(84)	(38)	(234)
Total periodic postretirement (benefit) cost	$(42)	$(76)	$(25)	$(211)

In the first nine months of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a $38 million net remeasurement gain. The net gain was comprised of a loss of $20 million in the first quarter, offset by remeasurement gains of $12 million in the second quarter and $46 million in the third quarter, primarily due to discount rate changes.

For the nine months ended September 30 2022, Frontier amended the medical coverage for certain postretirement benefit plans, which necessitated a remeasurement of its OPEB obligations. This remeasurement resulted in the recognition of a net actuarial gain of $234 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement date. Frontier recognizes actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

During the nine months ended September 30, 2023, and 2022 we capitalized $14 million and $15 million of pension and OPEB expense, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

(16) Commitments and Contingencies:

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply.

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

The FCC currently classifies fixed consumer broadband services as information services, subject to light-touch regulation. In October 2023 the FCC released a notice of proposed rulemaking seeking to reclassify certain broadband services as lightly regulated telecommunications services imposing certain network neutrality requirements on the reclassified internet services. At this time, it remains uncertain whether the FCC will adopt these new network neutrality regulations and what impact that may have on Frontier’s business.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provides qualified customers

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill. Frontier is a participating provider in the ACP program. Absent additional funding, at present pace, the ACP funds will likely exhaust in 2024.

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

•inflationary pressures on costs, including tightening labor markets and increased fuel and electricity costs, and potential disruptions in our supply chain resulting from the global microchip shortage, or otherwise, which could adversely impact our financial condition or results of operations and hinder our fiber expansion plans;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds that empower and connect approximately 2.9 million broadband subscribers, with approximately 13,800 employees, operating in 25 states as of September 30, 2023. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Rallied around our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

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

Our strategy focuses on four levers of value creation: fiber deployment, fiber broadband penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in the third quarter of 2023:

•We passed 332,000 new fiber locations. As of September 30, 2023, we had approximately 6.2 million total locations passed with fiber.

•We added 79,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year period. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 16,000 total broadband customer net additions.

•Consumer fiber revenue growth of 13% offset consumer copper revenue declines of 15%, resulting in positive consumer revenue growth for the first time as a new public company.

•We continue to make progress towards achieving our annualized gross run rate cost savings target of $500 million by the end of 2023. As of September 30, 2023, we had realized $484 million of gross annualized cost savings since 2021.

•We completed $2.1 billion offering of secured fiber revenue term notes in August 2023, consisting of $1.6 billion of aggregate principal amount of secured fiber network revenue term notes and $500 million in Series 2023-2 Secured Fiber Network Revenue Variable Funding Senior Notes.

•We announced the relocation of our corporate headquarters to Dallas, Texas.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, actual or perceived inflation, tightening labor markets, increased fuel and electricity costs, increases in the cost of borrowing, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against. During the third quarter of 2023, markets remained volatile, and the economic outlook was uncertain. We continue to closely monitor and evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

Financial Overview – Operating Income

We reported operating income of $114 million and $169 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $55 million.

We reported operating income of $372 million and $456 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $84 million.

Operating income decreased primarily due to decreases in revenue from voice and video services and increases in depreciation and amortization expense. These factors were partially offset by an increase in data and internet services, as well as decreases in selling, general and administrative expenses and other charges as compared to the corresponding period in 2022.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and nine months ended September 30, 2023, as compared to the financial results for the three and nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended September 30,
(Customer and Employee Metrics in thousands)	2023	2022	% Change
Customers
Consumer	3,118	3,142	(1)%

Consumer Customer Metrics
Net customer losses	(9)	(17)	(47)%
ARPC	$83.99	$83.05	1%
Customer Churn	1.70%	1.76%	(4)%

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,797	1,502	20%
Business customers	117	104	13%
Consumer net customer additions	75	64	17%
Consumer customer churn	1.47%	1.60%	(8)%
Consumer customer ARPU	$64.49	$62.97	2%
Copper Broadband
Consumer customers	870	1,105	(21)%
Business customers	97	120	(19)%
Consumer net customer losses	(58)	(58)	-%
Consumer customer churn	2.18%	2.02%	8%
Consumer customer ARPU	$54.62	$49.65	10%

Other Metrics
Employees	13,756	14,746	(7)%

		For the nine months ended September 30,
	(Customer and Employee Metrics in thousands)	2023	2022	% Change
	Consumer Customer Metrics
	Net customer losses	(15)	(23)	(35)%
	ARPC	$82.49	$82.68	(0)%
	Customer Churn	1.55%	1.55%	0%

	Broadband Customer Metrics (1)
	Fiber Broadband
	Consumer net customer additions	222	166	34%
	Consumer customer churn	1.36%	1.41%	(4)%
	Consumer customer ARPU	$63.10	$62.84	0%
	Copper Broadband
	Consumer net customer losses	(173)	(129)	34%
	Consumer customer churn	1.91%	1.76%	9%
	Consumer customer ARPU	$51.81	$47.93	8%

(1)	Amounts presented exclude related metrics for our wholesale customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customers

We experienced a decrease in consumer customers of approximately 1% as of September 30, 2023, as compared to the prior year period.

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We lost approximately 9,000 and 15,000 consumer customers for the three and nine months ended September 30, 2023, and lost approximately 17,000 and 23,000 consumer customers for the three and nine months ended September 30, 2022, driven by losses in copper broadband, voice and video customers, offset by growth in fiber broadband customers.

•In the three and nine months ended September 30, 2023, we experienced a net gain of consumer broadband customers of approximately 17,000 and 49,000 as compared to a net gain of approximately 6,000 and 37,000 for the three and nine months ended September 30, 2022.

oThe average monthly consumer revenue per customer (“consumer ARPC”) increased $0.94, or 1%, to $83.99 for the three months ended September 30, 2023, compared to the prior year period. The slight increase was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which have historically been a material part of the overall ARPC. Going forward, we expect moderate movements in ARPC as our customer mix becomes more weighted towards broadband services.

oARPC decreased $0.19, or less than 1%, to $82.49 for the nine months ended September 30, 2023, compared to the prior year period. The slight decrease was driven primarily by growth in fiber data and value-added services, more than offset by declines in voice and video services.

Fiber Broadband Customers

Our investment strategy is focused on expanding our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

The quarter ended September 30, 2023 represents the seventeenth consecutive quarter of positive fiber net adds. For the three and nine months ended September 30, 2023, we added approximately 75,000 and 222,000 consumer fiber broadband customers compared to 64,000 and 166,000 for the three and nine months ended September 30, 2022. Customers who migrated from our copper base constituted a small portion of these consumer fiber broadband customer net additions in the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023, we added approximately 4,000 and 10,000 business fiber broadband customers compared to approximately 2,000 and 8,000 net additions for the three and nine months ended September 30, 2022.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.47% and 1.36% for the three and nine months ended September 30, 2023, respectively, compared to 1.60% and 1.41% for the three and nine months ended September 30, 2022, respectively. These improvements were driven by our increased focus on key customer touchpoints such as installation and first bill and reflect the end of certain promotion pricing periods, and retention activities associated with inflation-related pricing actions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $1.52, or 2%, to $64.49 and $0.26, or less than 1%, to $63.10 for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods.

oThe increase in consumer ARPU for the three and nine months ended September 30, 2023 was due to higher intake pricing, customer shifts to higher broadband speeds, customers rolling off promotional pricing, and lower gift card redemptions, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three and nine months ended September 30, 2023, we lost approximately 58,000 and 173,000 consumer copper broadband customers compared to a loss of approximately 58,000 and 129,000 for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2023, Frontier lost approximately 5,000 and 17,000 business copper broadband customers compared to a loss of approximately 4,000 and 13,000 in the three and nine months ended September 30, 2022.

Our average monthly consumer copper broadband churn was 2.18% and 1.91% for the three and nine months ended September 30, 2023, compared to 2.02% and 1.76% in the three and nine months ended September 30, 2022. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases, copper to fiber migration activities reducing the copper customer base in newly built fiber areas, and changes to our copper broadband go to market approach which impacted gross add volume.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions)	2023	2022	Change	2023	2022	Change
Data and Internet services	$895	$848	6%	$2,637	$2,531	4%
Voice services	341	369	(8)%	1,044	1,136	(8)%
Video services	104	127	(18)%	333	398	(16)%
Other	81	82	(1)%	253	245	3%
Revenue from contracts with customers	1,421	1,426	(0)%	4,267	4,310	(1)%
Subsidy and other revenue	15	18	(17)%	58	40	45%
Revenue	1,436	1,444	(1)%	4,325	4,350	(1)%

Operating expenses:
Cost of service	545	544	0%	1,615	1,643	(2)%
Selling, general, and administrative expenses	405	431	(6)%	1,250	1,293	(3)%
Depreciation and amortization	356	296	20%	1,040	870	20%
Restructuring costs and other charges	16	4	300%	48	88	(45)%
Total operating expenses	$1,322	$1,275	4%	$3,953	$3,894	2%

Operating income	114	169	(33)%	372	456	(18)%

Consumer	787	785	0%	2,323	2,352	(1)%
Business and wholesale	634	641	(1)%	1,944	1,958	(1)%
Revenue from contracts with customers	$1,421	$1,426	(0)%	$4,267	$4,310	(1)%

Fiber revenue	760	691	10%	2,235	2,048	9%
Copper revenue	661	735	(10)%	2,032	2,262	(10)%
Revenue from contracts with customers	$1,421	$1,426	(0)%	$4,267	$4,310	(1)%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Fiber	$760	$691	$69	10%
Copper	661	735	(74)	(10)%
Revenue from contracts with customers (1)	1,421	1,426	(5)	(0)%
Subsidy revenue	15	18	(3)	(17)%
Total revenue	$1,436	$1,444	$(8)	(1)%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Fiber	$2,235	$2,048	$187	9%
Copper	2,032	2,262	(230)	(10)%
Revenue from contracts with customers (1)	4,267	4,310	(43)	(1)%
Subsidy revenue	58	40	18	45%
Total revenue	$4,325	$4,350	$(25)	(1)%

(1)Includes lease revenue of $14 million and $44 million for the three and nine months ended September 30, 2023, and $15 million and $48 million for the three and nine months ended September 30, 2022, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Consumer	$787	$785	$2	0%
Business and wholesale	634	641	(7)	(1)%
Revenue from contracts with customers (1)	1,421	1,426	(5)	(0)%
Subsidy and other revenue	15	18	(3)	(17)%
Total revenue	$1,436	$1,444	$(8)	(1)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Consumer	$2,323	$2,352	$(29)	(1)%
Business and wholesale	1,944	1,958	(14)	(1)%
Revenue from contracts with customers (1)	4,267	4,310	(43)	(1)%
Subsidy and other revenue	58	40	18	45%
Total revenue	$4,325	$4,350	$(25)	(1)%

(1)Includes lease revenue of $14 million and $44 million for the three and nine months ended September 30, 2023, and $15 million and $48 million for the three and nine months ended September 30, 2022, respectively.

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

Consumer

For the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022:

•Consumer revenues were up less than 1% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The revenue growth was the result of growth in fiber data and value added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

•We experienced a 1% decline in consumer revenues for nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decline was predominantly a result of decreases in voice, video, and copper broadband, offset by increases in fiber broadband. Our fiber initiative will result in increasing revenue mix toward fiber broadband.

oWe experienced 22% and 20% improvement in consumer fiber broadband revenues for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as continued net adds of consumer fiber broadband customers due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•We experienced approximately 13% and 12% decline in consumer copper broadband revenues for the three and nine months ended September 30, 2023. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business

For the three and nine months ended September 30, 2023, our business and wholesale revenues decreased 1%, as compared to the prior year periods. This decline was driven by decreases in voice revenue predominantly in business, largely offset by increases in fiber broadband and network access services. The increase in fiber broadband was due to continued growth of our customer base, and a shift towards higher broadband speeds. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Data and Internet services	$895	$848	$47	6%
Voice services	341	369	(28)	(8)%
Video services	104	127	(23)	(18)%
Other	81	82	(1)	(1)%
Revenue from contracts with customers (1)	1,421	1,426	(5)	(0)%
Subsidy and other revenue	15	18	(3)	(17)%
Total revenue	$1,436	$1,444	$(8)	(1)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Data and Internet services	$2,637	$2,531	$106	4%
Voice services	1,044	1,136	(92)	(8)%
Video services	333	398	(65)	(16)%
Other	253	245	8	3%
Revenue from contracts with customers (1)	4,267	4,310	(43)	(1)%
Subsidy and other revenue	58	40	18	45%
Total revenue	$4,325	$4,350	$(25)	(1)%

(1)Includes lease revenue of $14 million and $44 million for the three and nine months ended September 30, 2023, and $15 million and $48 million for the three and nine months ended September 30, 2022, respectively.

We categorize our products, services, and other revenues into the following five categories:

Data and Internet Services

We provide data and Internet services to our consumer, business, and wholesale customers. Data and Internet services consist of fiber broadband services, copper broadband services, and network access revenues (data transmission services and dedicated high-capacity circuits including data services to wireless providers commonly called wireless backhaul). Network access services are provided primarily to our business and wholesale customers, while fiber and copper broadband are provided to all customer segments.

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

($ in millions)	For the three months ended	For the nine months ended
Data and Internet services revenue, September 30, 2022	$848	$2,531
Change in fiber broadband revenue	65	167
Change in copper broadband revenue	(26)	(72)
Change in other data and internet services	8	11
Data and Internet services revenue, September 30, 2023	$895	$2,637

Data and internet services revenue increased $47 million, or 6%, to $895 million, and increased $106 million, or 4%, to $2,637 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods. The increase was driven by growth in the fiber broadband revenue, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $28 million, or 8%, to $341 million, and $92 million, or 8%, to $1,044 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

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

Video services revenue declined $23 million, or 18%, to $104 million and $65 million, or 16%, to $333 million for the three and nine months ended September 30, 2023, as compared to the prior year period. The decline was primarily driven by linear video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue decreased $1 million, or 1%, to $81 million for the three months ended September 30, 2023, as compared to the prior year period driven primarily by declines in switched network access revenue.  Other customer services revenue increased by $8 million, or 3%, to $253 million for the nine months ended

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)
September 30, 2023, as compared to the prior year period driven by increases in pole rentals and related application fees and equipment sales partially offset by declines in switched network access revenue.

Subsidy and other revenue

Subsidy and other revenue decreased $3 million, or 17%, to $15 million for the three months ended September 30, 2023, compared to the prior year period, and increased $18 million, or 45%, to $58 million for the nine months ended September 30, 2023, compared to the prior year period primarily due to increases in RDOF and other services revenue.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$545	$544	$1	0%
Selling, general, and administrative expenses	405	431	(26)	(6)%
Depreciation and amortization	356	296	60	20%
Restructuring costs and other charges	16	4	12	300%
Total operating expenses	$1,322	$1,275	$47	4%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$1,615	$1,643	$(28)	(2)%
Selling, general, and administrative expenses	1,250	1,293	(43)	(3)%
Depreciation and amortization	1,040	870	170	20%
Restructuring costs and other charges	48	88	(40)	(45)%
Total operating expenses	$3,953	$3,894	$59	2%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, video content costs and certain promotional costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service increased $1 million and decreased $28 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year period. For the nine months ended September 30, 2023, the decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, decreased CPE costs, and no rebranding costs in 2023. These decreases more than offset higher energy and benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (SG&A expenses) include the salaries, wages and the related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

SG&A expense decreased by $26 million and $43 million for the three and nine months ended September 30, 2023 as compared to the prior year period. This decrease was primarily a result of lower compensation and benefit costs, and other fees, partially offset by increased commissions and a non-recurring $11 million sales tax refund in 2022.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2023	2022	2023	2022

Total pension/OPEB expenses	$14	$17	$45	$65
Less: costs capitalized into capital expenditures	(5)	(4)	(14)	(15)
Net pension/OPEB expense	$9	$13	$31	$50

Depreciation and Amortization

For the three and nine months ended September 30, 2023, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three months ended September 30, 2023, restructuring costs and other charges increased $12 million, as compared to the three months ended September 30, 2022, primarily due to higher severance and employee costs. For the nine months ended September 30, 2023, restructuring cost and other charges decreased $40 million, as compared to the nine months ended September 30, 2022, due to the non-recurrence of a one-time lease impairment charge of $44 million in the prior year, and lower costs related to other restructuring activities, partially offset by higher severance and employee costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Investment and other income, net	$67	$211	$(144)	(68)%
Pension settlement costs	$-	$(50)	$50	100%
Interest expense	$(170)	$(135)	$(35)	26%
Income tax expense	$-	$75	$(75)	(100)%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Investment and other income, net	$101	$410	$(309)	(75)%
Pension settlement costs	$-	$(50)	$50	(100)%
Interest expense	$(460)	$(356)	$(104)	29%
Income tax expense	$1	$174	$(173)	(99)%

Investment and other income, net

Investment and other income, net decreased by $144 million and $309 million for the three and nine months ended September 30, 2023, as compared to September 30, 2022. This decrease was primarily driven by a remeasurement gain for our other postretirement benefit obligation of $46 million and $38 million for the three and nine months ended September 30, 2023, compared to a remeasurement gain of $84 million and $234 million for the three and nine months ended September 30, 2022; a decrease of $91 million for both the three and nine months ended September 30, 2023, due to the non-recurrence of a $91 million pension remeasurement in the third quarter of 2022; a decrease of $16 million and $54 million in pension and other postretirement benefits for the three and nine months ended September 30, 2023; partially offset by an $6 million and $36 million increase in interest and dividend income, as compared to the prior year periods.

Interest expense

For the three and nine months ended September 30, 2023, interest expense increased $35 million and $104 million, respectively, as compared to the same periods in 2022. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense

During the three and nine months ended September 30, 2023, we recorded an income tax expense of less than $1 million and $1 million, on pre-tax income of $11 million and $13 million, respectively. During the three and nine months ended September 30, 2022, we recorded income tax expense of $75 million and $174 million on pre-tax income of $195 million and $460 million, respectively.

Our effective tax rates for the three and nine months ended September 30, 2023 was 0.7% and 9.7% and for the three and nine months ended September 30, 2022 was 38.5% and 37.8%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of September 30, 2023, we had liquidity of approximately $3,374 million, comprised of $948 million of cash and cash equivalents, $1,275 million of short-term investments consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality, $500 million available variable funding note capacity, subject to customary conditions to draw, and available capacity on our undrawn revolving credit facility of $651 million.

Analysis of Cash Flows

As of September 30, 2023, we had unrestricted cash and cash equivalents aggregating $948 million. For the nine months ended September 30, 2023, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of September 30, 2023, we had a working capital surplus of $747 million compared to a $302 million surplus at December 31, 2022. The change in working capital was driven by an increase in cash, net of movements between short term investments, as a result of funding our capital expenditures related to our fiber build, partially offset by a decrease in accounts payable.

In August 2023, our limited-purpose, bankruptcy remote, subsidiary, Frontier Issuer LLC (“Frontier Issuer”), issued $1.586 billion aggregate principal amount of secured fiber network revenue term notes, less $58 million in original issue discounts, consisting of $1,120 million 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes (collectively, the “Fiber Term Notes”), each with an anticipated repayment date, or ARD, in July 2028, in an offering exempt from registration under the Securities Act. We intend to use the proceeds from the offering of the Fiber Term Notes for, among other things, general corporate purposes, including potential investments or expenditures, such as capital expenditures and research and development, in line with our fiber expansion and copper migration strategies. In addition, we used a portion of the proceeds to retire and defease certain outstanding indebtedness of our subsidiary Frontier Southwest Incorporated.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $7 million to $1,048 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The overall increase in operating cash flows was primarily the result of changes in working capital.

We paid $1 million and $7 million in net cash taxes during the nine months ended September 30, 2023 and 2022, respectively.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $2,451 million for the nine months ended September 30, 2023, compared to cash flows used in investing activities of $4,178 million for the prior year period. Given the long-term nature of our fiber build, as of September 30, 2023, we have invested $1,275 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the nine months ended September 30, 2023 and 2022, our capital expenditures were $2,882 million and $1,860 million, respectively. The increase in capital expenditures was driven by increased spending for transformation of our fiber network. We expect cash capital expenditures to be approximately $3.0 billion to $3.2 billion in 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Cash Flows provided from Financing Activities

Cash flows provided from financing activities increased $916 million to $2,135 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022. The increase in financing activities was primarily driven by an increase in proceeds from long-term debt borrowings in the first three quarters of 2023 as compared to the prior year period.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $249 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing and $500 million in Series 2023-2 Secured Fiber Network Revenue Variable Funding Senior Notes.

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

During the nine months ended September 30, 2023, we paid $449 million of cash interest. Our Amended and Restated Credit Agreement, including our $1.4 billion term loan facility and $900 million Revolving Facility, and the indentures governing our outstanding secured first lien notes and second lien notes are described in detail in Note 8 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

In August 2023, our limited-purpose, bankruptcy remote, subsidiary, Frontier Issuer, issued $1.6 billion of aggregate principal amount of secured Fiber Term Notes, less $58 million in original issue discounts, consisting of $1.120 billion 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes, each with an anticipated repayment date of five years. The Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the Dallas, Texas metropolitan area. Certain cash and other accounts for the benefit of the Trustee and noteholders are restricted.

In connection with the offering of the Fiber Term Notes, Frontier Issuer entered into a $500 million variable funding note facility with a delayed draw feature, subject to leverage tests and other customary drawing conditions.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of September 30, 2023 we have $169 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. No vendor financing payments were made as of September 30, 2023.

As of September 30, 2023, the Company extinguished $53 million of notes and transferred assets to an escrow account to pay the future interest and principal on the remaining $47 million of notes, which remain on the Company’s balance sheet as outstanding debt and restricted assets.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2023, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

The indenture governing Frontier Issuer’s Fiber Term Notes includes covenants and restrictions customary for transactions of this type. These covenants and restrictions include the maintenance of a liquidity reserve account to be used to make required payments in respect of the Fiber Term Notes, provisions relating to prepayments, required indemnification payments in certain circumstances. The Fiber Term Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Fiber Term Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Fiber Term Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

The Fiber Term Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Fiber

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Term Notes and pay certain reserved fixed costs of the fiber networks, (ii) provisions relating to optional and mandatory prepayments of the Fiber Term Notes and the related payment of specified amounts, including specified make-whole payments in the case of prepayments of the Fiber Term Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Fiber Term Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters.  In addition, the terms of the indenture governing the Fiber Term Notes provide that a larger portion of Frontier Issuer’s available funds will be used towards the repayment of the Fiber Term Notes during a cash sweep period, which period would result from, among other things, the failure to maintain a certain debt service coverage ratio or a certain minimum penetration rate in the markets that were securitized at closing. The Fiber Term Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the acceleration of the maturity of the Fiber Term Notes following the occurrence of an event of default and the failure to repay or refinance on the applicable anticipated repayment date.

The customary events of default to which the Fiber Term Notes are subject include events relating to non-payment of required interest, principal or other amounts due on or with respect to the Fiber Term Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments. In addition, the Indenture and the related management agreement contain various covenants that limit the ability of the Company’s securitized subsidiaries to engage in specified types of transactions, subject to certain exceptions, including, for example, to incur or guarantee additional indebtedness, sell certain assets, create or incur liens on certain assets to secure indebtedness or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

As of September 30, 2023, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Internet: The FCC currently classifies fixed consumer broadband services as information services, subject to light-touch regulation. In October 2023 the FCC released a notice of proposed rulemaking seeking to reclassify certain broadband services as lightly regulated telecommunications services imposing certain network neutrality requirements on the reclassified internet services. At this time, it remains uncertain whether the FCC will adopt these new network neutrality regulations and what impact that may have on Frontier’s business.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provides qualified customers up to $30 per month (or $75 per month for those on Tribal lands) to assist with their internet bill. Frontier is a participating provider in the ACP program. Absent additional funding, at present pace, the ACP funds will likely exhaust in 2024.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2023, 87% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2023. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at September 30, 2023. Commencing July 1, 2023 the annual impact of 100 basis points change in the SOFR would result in approximately $14 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

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

At September 30, 2023, the fair value of our debt was estimated to be approximately $10 billion, based on quoted market prices, our overall weighted average borrowing rate was 7.098% and our overall weighted average maturity was approximately 5.74 years.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2023 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $50 million from $2,033 million at December 31, 2022 to $2,083 million at September 30, 2023. This increase primarily resulted from changes in the market value of investments of $85 million net of plan expenses, and contributions of $116 million, offset by benefit payments to participants of $151 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2023, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first nine months of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as disclosed in our Quarterly Report for the quarterly period ended June 30, 2023, there have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
4.1

Base Indenture, dated as of August 8, 2023, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 10, 2023.)

4.2

Series 2023-1 Supplement, dated as of August 8, 2023, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on August 10, 2023.)

4.3

Series 2023-2 Supplement, dated as of August 24, 2023, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 25, 2023.)

10.1

Class A-1 Note Purchase Agreement, dated as of August 24, 2023, among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, Frontier Communications Holdings, LLC, certain conduit investors, financial institutions and funding agents, and Barclays Bank plc. (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on August 25, 2023.)

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: November 1, 2023