Form 10-K
period 2023-12-31
Frontier Communications Parent, Inc.
filed 2024-02-23
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price per share on such date was $4.4 billion. The number of shares outstanding of the registrant's common stock as of February 14, 2024 was 245,819,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “Frontier”, “we,” “us” or “our” shall refer to Frontier Communications Parent, Inc.

Item 1.	Business

Overview

Frontier is a leading communications and technology provider offering gigabit speeds to 2.9 million broadband subscribers in 25 states as of December 31, 2023. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Our investment strategy is underpinned by the rapid growth in demand for high-speed broadband, with data usage per household expected to grow significantly through over-the-top video consumption, more connected devices per household, and increased demand for upstream data (e.g., videoconferencing and gaming). We believe that our ability to provide symmetrical high-speed connectivity through our fiber-optic technology provides competitive advantages, and that we are well positioned to meet this growing demand with faster upload and download speeds, and lower latency than our competition.

In August 2021, we announced our plan to pass 10 million total locations with fiber. We are prioritizing our activities to locations that we believe will provide the highest investment returns.

We generated revenue of approximately $5.8 billion for the year ended December 31, 2023 with approximately 52% of our total revenue attributable to activities related to our fiber-optic products with 47% of revenue related to our copper products. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Revenue by Product	Revenue by Customer	Revenue by Technology

In 2023, we advanced our purpose of Building Gigabit America and made substantial progress in executing on our four key strategic priorities: build fiber, sell fiber, improve the customer experience, and simplify operations.

Key milestone accomplishments against these four strategic priorities in 2023 include:

•Fiber Deployment: We met our 2023 build plan, adding approximately 1.3 million new fiber locations. As of December 31, 2023, we had approximately 6.5 million total locations passed with fiber, and more than doubled our fiber footprint since we started our build in 2020. Our build plan is solidified by multi-year agreements with key labor and equipment partners.

The following table shows our fiber passings as of December 31, 2023, 2022, 2021 and 2020:

(1)Fiber passings represent our estimate of the number of locations, such as single-family units, apartment and condominium units, and small and medium businesses passed by our fiber distribution network in areas where we offer service and that are open to Frontier sales efforts.

•Fiber Penetration: We strive to deliver new best-in-market products to meet customer demands and increase penetration across our fiber footprint. We are targeting terminal penetration of 45% or higher in markets we have passed with fiber.

In 2023, we added a record 318,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to 2022. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 75,000 total broadband customer net additions in 2023.

These record fiber broadband net additions resulted in rising fiber broadband customer penetration across our footprint.

oIn our base fiber footprint, which consists of the 3.2 million locations that we passed with fiber at the end of 2019, penetration increased to 44.5% at the end of 2023, up from 43.2% at the end of 2022.

oIn our Expansion Fiber footprint, which consists of the new locations that we passed with fiber since the beginning of 2020, our target penetration is 15% - 20% after 12 months, 25% - 30% after 24 months, and at least 45% at terminal state.

oWe have met or exceeded our targets for fiber locations constructed in 2020, 2021 and 2022.

▪For 2020, our 12-, 24-, and 36-month expansion fiber penetration were 22%, 31%, and 35%, respectively.

▪For 2021, our 12- and 24-month expansion fiber penetration were 18% and 25%, respectively.

▪For 2022, our 12-month expansion fiber penetration was 18%.

•Customer Experience: In 2023, we continued to focus on improving our customer service by systematically removing reasons why customers needed to call us and introducing new digital self-service tools. Among other results:

oWe Introduced new digital self-service tools including our conversational AI-chat bot and newly redesigned app.

oFiber broadband churn improved 6 basis points from 1.38% in 2022 to 1.32% in 2023.

oWe reduced calls into call centers by 2 million from 2022 to 2023.

•Operational Efficiency: Across the company, we have identified opportunities to simplify and digitize our operations. We achieved our annualized gross run rate cost savings target of $500 million in 2023 – double our initial target of $250 million. As of December 31, 2023, we had realized $527 million of gross annualized cost savings.

Customers

We deliver communications and technology services to consumer and business customers.

Consumer

Our consumer customers are residential customers in single or multi-family units. We provide broadband, video, voice and other value-added services and products to our consumer customers over both fiber and copper-based networks.

Business

Our business customers include larger enterprise customers, small and medium businesses (“SMB”), and wholesale customers.

oLarger Enterprise: These customers consist of Fortune 1000 companies, companies with multiple locations, large government entities, educational institutions, and non-profits.

oSmall and Medium Business: These customers consist of single location and smaller multi-location companies, as well as mid-sized government entities, educational institutions, and non-profits.

oWholesale: These customers are often referred to as carriers or service providers and use our network facilities to provide services to their customers. Our wholesale customers include local, long distance, wireless, cable and other carriers. These companies need to access locations within Frontier’s footprint to offer their services. Wholesale customers buy both voice and data services to supplement their own network infrastructure.

Services

We offer a broad portfolio of communications and technology services for consumer and business customers. These services are offered on either a standalone basis or in a bundled package based on individual customer needs.

Data and Internet Services: We offer a comprehensive range of broadband and networking services. The principal consumer and SMB services we provide are broadband internet and related value-added services. Larger enterprise business services include a complete portfolio of ethernet services, dedicated Internet, software defined wide area network (“SDWAN”), managed Wi-Fi, traditional circuit-based data services, and optical transport services. These services are all supported by 24/7 technical support and an advanced network operations center. We also provide wireless broadband services (via unlicensed spectrum) in select markets utilizing networks that we own or operate.

Voice Services: We offer voice services, including data-based voice over internet protocol (“VoIP”) and unified communications as a service (“UCaaS”), long-distance and voice messaging services, to consumer and business customers in all our markets. These services are billed monthly in advance. Long-distance service to and from points outside our operating properties are provided by interconnection with the facilities of other carriers. Our long-distance services are billed in advance for unlimited use service and billed in arrears for usage-based services.

Video Services: We provide video services under the Frontier TV brand in portions of California, Indiana, Texas, Florida, Connecticut, North Carolina, South Carolina, Illinois, New York, and Ohio. We also offer satellite TV video service to our customers under various agency relationships with satellite providers and Over the Top (“OTT”) video through partnerships with OTT video providers.

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

Bundles: We also provide packages of services. These packages permit customers to bundle their products and services, including voice service, video, and broadband services, as well as other value-added services and product offerings.

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

We have expanded and enhanced our fiber-optic and copper transport systems to support increasing demand for high bandwidth transport services. Our core fiber network is currently being upgraded to support up to 400 Gbps and in the future we believe will be capable of 800 Gbps and higher with limited additional investment. We routinely enhance our networks and upgrade with Internet protocol transport and routing equipment, reconfigurable optical add/drop multiplexer transport systems, passive optical networks, ultra-high speed digital subscriber line broadband equipment, and VoIP switches. These systems support advanced services such as ethernet, dedicated Internet, VoIP, and SDWAN.

We connect to households and business locations in our service territory using fiber-optic, copper, or wireless technologies. In some cases, we provide direct fiber into a residence (fiber-to-the-home) or business premise. In other cases, a location is served with a combination of fiber and copper. We provide data, video, and voice services to customers over both architectures. Additionally, we also provide service using fixed wireless broadband and which is deployed for some business ethernet services.

Competition

Competition within the wireline communications industry is intense. Technological advances as well as regulatory and legislative changes have enabled a wide range of historically non-traditional communications service providers to compete with traditional providers such as Frontier. More market participants are now competing to meet the communications needs of the same customer base, thus increasing competitive pressures.

We face competition from cable operators, wireless carriers, satellite providers, wireline carriers, fiber “overbuilders,” and OTT video providers:

-Cable Operators: Cable operators offer high speed internet, video, and voice services, and compete with us aggressively for consumer and business customers on speed and price, primarily by marketing with significant promotional period pricing.

-Wireless Carriers: Wireless carriers offer broadband, video and voice services and compete with us for consumer and business customers by offering increasingly larger data packages that utilize the latest 5G technology to mobile customers.

-Satellite Providers: Satellite providers offer broadband and video services and compete with us for consumer and business customers.

-Wireline Carriers / Fiber Overbuilders: The demand for high-speed data is continuing to attract new entrants into markets, including Frontier’s markets. These new entrants offer broadband, video and voice services and compete directly for Frontier’s customers.

-OTT Video Providers: Many consumers are opting for OTT video services rather than traditional, multi-channel video services. We have made investments in our network to deliver OTT video content to consumers who might not opt for traditional video services. Additionally, we have developed partnerships with leading OTT providers to offer their services to our customers.

Many of our competitors are larger, have stronger brand recognition, have more service offerings, and have greater financial resources than we currently do. All these factors create potential downward pressure on the demand for and pricing of our services. Further, many of our competitors are not subject to the same regulations as traditional communications providers and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years, leading to competitors with significant scale.

However, for the majority of our locations passed, we currently face competition from no more than one wireline competitor. In addition, we operate in many dense, urban markets with favorable demographic characteristics that correlate to higher broadband usage. As an example, we have a strong presence in Texas and Florida, the two states in the U.S. with the highest population gains from 2010 to 2021. Given our footprint, we believe we are well positioned to capitalize on attractive demographic trends.

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

In addition to the focus on our broadband capabilities, we continue to evolve our other product offerings to meet the changing needs of the market, provide strong customer service and support, invest in our network to enable capacity and capabilities, and package our offerings at attractive prices. We are continuing to execute on our initiatives to build out and invest in our fiber network, drive operational performance, increasingly win more customers in our footprint, deliver an exceptional customer journey, and simplify our operations.

Regulatory Environment

Some of our operations are subject to regulation by the FCC and various state regulatory agencies, often called public service or utility commissions. We expect federal and state lawmakers, the FCC, and the state regulatory agencies to continue to revise and enforce the statutes and regulations governing communications services.

Regulation of Our Business

We are subject to federal, state, and local regulation and we have various regulatory authorizations for our regulated service offerings. At the federal level, the FCC generally exercises jurisdiction over information services, interstate, or international telecommunications services and over facilities to the extent they are used to provide, originate, or terminate interstate or international services. State regulatory commissions generally exercise jurisdiction over intrastate telecommunications services and the facilities used to provide, originate, or terminate those services. Most of our local exchange companies operate as incumbent carriers in the states in which they operate and are certified in those states to provide local telecommunications services. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues, including marketing, sales, provision of services, and service charges. In addition, local governments often regulate the public rights-of-way necessary to install and operate networks and may require service providers to locate and work around other utility facilities and obtain licenses or franchises to use public rights-of-way. Municipalities and other local government agencies also may regulate other aspects of our business, by requiring us to obtain licenses and construction permits and to abide by applicable regulations and requirements.

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

Frontier, along with all telecommunications providers, is subject to federal and state rules governing certain of our operations and services, including the privacy of specified customer information. Among other things, these privacy-related rules obligate carriers to implement procedures to: protect specified customer information from inappropriate disclosure; obtain customer permission to use specified information in marketing; authenticate customers before disclosing account information; and periodically certify compliance with certain rules. Although most of these regulations are generally consistent with our business plans, they may restrict our flexibility in operating our business.

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

The current status of material regulatory initiatives is as follows:

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”):

In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in return for the Company’s commitment to make broadband available to households within the CAF II areas in our then-existing 25 states. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other fines, requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCC’s RDOF Phase I auction, Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain other fines, requirements and obligations.

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

In March 2021, Congress passed the American Rescue Plan Act of 2021 (“ARPA”), which created a new $10 billion Coronavirus Capital Projects Fund that is available to the states for critical capital projects, including broadband infrastructure products, that directly enable work, education, and health monitoring. The ARPA also dedicated $350 billion to State and Local Coronavirus Fiscal Recovery Funds, which give states and localities the discretion to target a portion of the funding to broadband infrastructure, among many other permissible expenditure categories. States and localities have used and are continuing to use some of this funding for broadband infrastructure through a combination of competitive grants or direct distributions to providers. The ARPA also included $7.2 billion nationally for schools and libraries (the Emergency Connectivity Fund) that provides support for connectivity that enables remote learning. The FCC established rules prioritizing funding for off-campus services and devices, and the FCC is continuing to distribute funding under this program. For information on the tax-related legislative response to the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act (“IIJA”). The IIJA provides $65 billion for broadband-related initiatives, including $42.5 billion that the National Telecommunications and Information Administration (“NTIA”) will distribute to the states to support broadband deployment to unserved and underserved locations. Each state will receive a minimum of $100 million, with the remainder of program funding distributed based on the extent of high-cost areas and the number of unserved locations in each state relative to the total number of unserved locations in the country. NTIA established initial requirements for this program in May 2022 and announced its state funding allocations in 2023. States are receiving required approvals of their Initials Proposals from NTIA on a rolling basis. As a result, the timing of each state’s location challenge process and grant program will vary. States will award funding they receive through competitive grant processes. In the IIJA, Congress also provides $14.2 billion for the ACP. The IIJA includes certain changes for the ACP, such as reducing the maximum available subsidy per household from $50 to $30 (while keeping it at $75 on tribal lands), expanding the eligibility pool for the subsidy, and requiring that customers be able to apply the credit to any Internet service offering, among other things. Absent additional funding, at present pace, the ACP funds are projected by the FCC to exhaust in April of 2024.

The IIJA also funds several other programs dedicated to broadband expansion and upgrades, including a $2 billion tribal broadband program, a $60 million Digital Equity fund, a $2 billion Rural Utilities Service loan and grants program, and a $1 billion middle mile grants program, in addition to other smaller amounts or amounts less directly related to deployment and adoption. The IIJA also directed the FCC to require broadband service providers to display labels containing certain information regarding their broadband internet access plans starting in April 2024. The rules adopted by the FCC require covered broadband providers to display these labels at the point of sale. The labels must include various information including plan price, rates, data allowance, if any, speed, latency, and other enumerated disclosures.

Privacy

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

We own or have the rights to use various trademarks, service marks and trade names referred to in this report. Solely for convenience, we refer to certain trademarks, service marks and trade names in this report without the ™, SM and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks, service marks and trade names. Other trademarks, trade names or service marks appearing in this report are the property of their respective owners.

Human Capital Management

We are building a high-performing and diverse workforce committed to our purpose, Building Gigabit AmericaTM. As of December 31, 2023, we had approximately 13,300 employees.

Our Board of Directors and executive leadership team oversee the execution of our fiber-first strategy: build fiber, sell fiber, improve the customer experience, and simplify operations. Motivated by a belief that Frontier’s success depends on our employees’ success, we strive to provide the skills they need to thrive by creating an inclusive culture that rewards them with competitive compensation and benefits, makes safety paramount, and nurtures professional and personal development.

Talent Engagement and Development

No matter where our team members work, we are all focused on bringing the best experiences to our customers and that starts with making Frontier a great place to work. We have invested in creating a work environment and culture where team members thrive because they feel supported, challenged, respected and rewarded. It’s a place where people can grow professionally and become leaders who inspire transformative results.

In 2023, we continued to advance our culture through:

•All-employee Surveys: We began conducting all-employee surveys early in our turnaround because we understood the value of employee feedback in transforming our business. We set the baselines in 2022, and our 2023 survey showed an improvement in employee sentiment. Intent to stay and sense of belonging were highlighted as strengths, reflecting the positive impact of our equity, diversity and inclusion, and performance management efforts.

•Employee Forums: Our leadership team hosts regular all-hands meetings to share progress on priorities and solicit feedback from employees. For example, our CEO’s bi-monthly “Listen Live” events are open to all employees. During these calls, we discuss new products and programs, recognize individuals who go above and beyond, and answer our employees’ questions live.

•Performance Management: In 2023, we enhanced our end-to-end performance management program for non-union teammates to reinforce goal setting, alignment to our strategic priorities, development planning, performance coaching and feedback culminating in our pay-for-performance culture.

•Frontline Training: We added new programs to further develop our customer-facing teammates including training on our products, services and technology.

•Diversity, Equity and Inclusion: We began launching our Employee Impact Groups (EIGs) in 2023 to promote a culture of inclusion and innovation. Additionally, these groups serve as a valuable resource for recruiting talent from underrepresented backgrounds, mentoring existing team members and community relations.

•Recognition: Our Changemaker program recognizes the most outstanding builders of Gigabit America. Team members nominate their peers for living our purpose and going above and beyond in the Frontier Way. Every quarter we award winners, one of whom becomes Changemaker of the Year.

Health and Safety

The health and safety of our employees is our top priority, and we are committed to providing a safe working environment. From reinforcing our core safety practices to targeting more effective prevention, we continue to focus on improving in this critical area.

To continue to strengthen our safety culture, we use monthly scorecards to track and review our performance at every level of the organization– from EVPs to the frontline supervisors. We compare our performance against the Bureau of Labor Statistics for our industry category as well as research data and practices in similar industries to help with our assessments and, along with team-member feedback, to make improvements.

Across Frontier, senior leaders are increasingly embracing the importance of safety and promoting it across the organization. And out on the road, we are using telematics in our fleet to help reinforce our safety practices to ensure safety is always part of the everyday working life in all corners and throughout the company.

Our commitment to safety is guided by our Occupational Safety & Health Program and reinforced by our Environmental Health and Safety Methods and Procedures. Together, they provide a framework for identifying, controlling and reducing risks.

As a standard practice, we maintain environmental, health, and safety compliance programs, including ongoing safety training for our field technicians.

New Headquarters

We relocated our headquarters from Norwalk, Connecticut to Dallas, Texas in August 2023. Our new Dallas headquarters is centrally located which makes it easier to stay connected to our customers and manage our national operations.

As part of our headquarters relocation, we are investing in our 95,000-square-foot office space in Uptown Dallas. Our innovative Dallas hub, which is home to our CEO, executive leadership team and hundreds of corporate teammates, was designed to create a high-performing culture for top talent to lead our transformation.

Our Workforce

Our employee base decreased by approximately 10% from approximately 14,700 employees at December 31, 2022 to approximately 13,300 at December 31, 2023. During 2023, restructuring initiatives and organizational realignment resulted in the separation of approximately 1,400 employees. Approximately 68% of our total employees are represented by unions and are subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and on extension. Approximately 28% of our unionized employees are covered by collective agreements that are scheduled to expire in 2024. We consider our relations with our employees to be good.

In addition, our workforce is currently supplemented by approximately 120 contract workers, primarily in construction planning. We are a federal contractor and follow the rules set forth by the Department of Labor, Office of Federal Contract Compliance Programs (OFCCP), including those applicable to recruiting, hiring and diversity.

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

Available Information

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through our website at www.frontier.com under “Investors.” The information posted or linked on our website is not part of, or incorporated by reference into, this report. We also make our Annual Report available in printed form upon request at no charge.

We make available on our website, as noted above, or in printed form upon request, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Specific Code of Business Conduct and Ethics Provisions for Certain Officers, and the charters for the Audit, Compensation and Human Capital, and Nominating and Corporate Governance Committees of the Board of Directors. Stockholders may request printed copies of these materials by writing to: 1919 McKinney Avenue, Dallas, Texas 75201 Attention: Corporate Secretary.

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to implement strategic initiatives, such as our fiber build and fiber penetration and our ability to realize cost savings initiatives, our ability to comply with the covenants in the agreements governing our indebtedness, our capital expenditures, and other matters. These statements are made based on management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

•inflationary pressures on costs, including tight labor markets, increased fuel and electricity costs, and potential disruptions in our supply chain, which could adversely impact our financial condition or results of operations and hinder our fiber expansion plans;

•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

•the impact of laws and regulations relating to the handling of privacy and data protection;

•competition from cable, wireless carriers, satellite providers, wireline carriers, fiber “overbuilders” and Over-the-Top video providers, and the risk that we will not respond on a timely or profitable basis;

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, or other adverse changes resulting from epidemics, pandemics, and outbreaks of contagious diseases, natural disasters, economic or political instability, terrorist attacks and wars, including the ongoing war in Ukraine and the Israel-Hamas war, or other adverse widespread developments;

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

As of December 31, 2023, we had indebtedness of approximately $11 billion of which approximately $10 billion was secured. We may also be able to incur substantial additional indebtedness in the future. Although the terms of the agreements currently governing our existing indebtedness restrict our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

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

•compromising our flexibility to plan for, or react to, competitive challenges in our business and the telecommunications industries;

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

In addition, our First Lien Notes and Second Lien Notes, as well as a portion of our subsidiary indebtedness (other than a portion of the securitized Class A and Class B notes), are rated below “investment grade” by independent rating agencies. This has resulted in higher borrowing costs for us. These rating agencies may lower our debt ratings further, if in the rating agencies’ judgment such an action is appropriate. A further lowering of a rating would likely increase our future borrowing costs and reduce our access to capital. Our negotiations with vendors, customers and business partners could also be negatively impacted if they deem us a credit risk as a result of our credit rating.

Economic uncertainty and volatility in the U.S. and global financial markets could limit our ability to access capital or increase the cost of capital needed to fund business operations, including our fiber expansion plans.

As of December 31, 2023, economic uncertainty, inflationary pressures, the ongoing war in Ukraine, the Israel-Hamas war, rising interest rates and the expectations around the terminal target rate of the Federal Reserve continue to produce volatility in the debt and equity markets. Such volatility may affect our ability to access capital markets, which could lead to higher borrowing costs or other unattractive financing terms or, in some cases, the inability to fund ongoing operations. Adverse changes or continued volatility in the financial markets could render us either unable to access additional financing or able to access these markets only at higher costs and with restrictive financial or other conditions, which could severely affect our business operations and hinder our fiber expansion plans.

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

Under Internal Revenue Service (“IRS”) regulations, we are required to make minimum contributions to our pension plan annually, based upon, among other factors, the value of plan assets relative to the funding target. We made contributions of $134 million and $176 million to our pension plan in 2023 and 2022, respectively. Our required contributions for plan years 2023 and 2022, calculated as of January 1 of the relevant year, were approximately $126 million and $134 million, respectively. In 2021, we received an IRS waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the plan year 2020 minimum required distribution. With this waiver, we are spreading the 2020 minimum required contribution over the five subsequent plan years, in addition to the minimum contributions owed for those plan years.

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

Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and lump sum conversion interest rates. Other assumptions include salary increases, mortality, and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and impacted by factors such as inflationary pressures that are largely out of our control. Changes in the pension assumptions could have a material impact on pension costs and obligations, and could in turn have a material adverse effect on our earnings, equity, and funding requirements.

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

Inflationary pressures on costs and disruptions in our supply chain, may adversely impact our financial condition or results of operations, including our fiber expansion plans.

During fiscal 2023, we continued to experience the impact of inflation, including upward pressure on the cost of materials, labor, fuel and electricity, and other items that are critical to our business. We continue to monitor these impacts closely. If our costs continue to rise, we may experience losses and diminished margins. While we may seek to recoup or offset increased costs in whole or in part through customer price increases or by implementing offsetting cost reductions, we may be unable to do so.

Through December 31, 2023, we had not experienced any significant disruptions in our supply chain; however, some of our business partners have been impacted by COVID-related workforce absences and other disruptions which have affected our service levels and distribution of work. We cannot assure you that we will not experience significant shortages or delays in our supply chain relating to materials, labor, and other inputs necessary to our fiber expansion plans. Any such shortages or delays may adversely impact our ability to reach our fiber expansion targets on budget and on time.

The communications industry is very competitive, and some of our competitors have superior resources which may place us at a disadvantage.

We face competition in every aspect of our business. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include cable operators, wireless carriers, satellite providers, wireline carriers, fiber “overbuilders” and OTT video providers, many of which are subject to less regulation than we are. These entities may provide services that are competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our primarily copper-based markets that are competitive with or superior to our copper-based networks. Several competitors were successful bidders in the RDOF auction in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless, cable, and other providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

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

We rely on network and information systems and other technology, and a breach, disruption or failure of such networks, systems or technology as a result of cyber-attacks, malware, misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business and materially impact our results of operations, financial condition and cash flows.

Our business involves the receipt, storage, and transmission of confidential information about our customers and others, including sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our company, such as our business plans, transactions, financial information, and intellectual property. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. Likewise, our information technology, networks, and infrastructure may be subject to damage, disruptions, or shutdowns due to cyber-attacks, malware, including ransomware or other information security breaches, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters, or other catastrophic events.

Further, our network and information systems are subject to various risks related to our vendors, third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. Similarly, we rely on employees in our network operations centers, data centers and call centers to follow our procedures when handling sensitive information. Use of vendors and third-party technologies could also expose us to supply chain cybersecurity risks, and we may not have accurate or complete information about the risks that third-party service providers face or the security of their systems. While we select our employees and third-party business partners carefully, our ability to monitor these third parties is limited, which could expose us to cyber-security and other risks. In addition, our customers using our network to access the Internet may become victim to malicious and abusive internet activities, such as unsolicited mass advertising (or spam), peer-to-peer file sharing, distribution of viruses, worms and other destructive or disruptive software; these activities could adversely affect our network, result in excessive call volume at our call centers and damage our or our customers’ equipment and data.

While we maintain security measures, disaster recovery plans and business continuity plans and work to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we and our third party service providers are the subject of increasingly frequent cyber-attacks. Security incidents result from the actions of a wide variety of actors with a wide range of motives and expertise, such as traditional hackers, personnel or the personnel of third parties, sophisticated nation-states and nation-state-supported actors. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers implement will be effective in preventing security incidents, disruptions, cyberattacks, or other similar events. Any unauthorized access, computer viruses, ransomware attacks, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; changes to insurance premiums or coverage; government investigations and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition, or cash flows.

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

Many of these technological changes may displace or reduce demand for certain of our services, enable the development of competitive products or services, enable customers to reduce or bypass use of our networks or reduce our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their 5G services could reduce demand for our network services. Such enhancements to competitors’ product offerings may influence our customers to consider other service providers, such as cable operators, CLECs, OTT or wireless providers. We may be unable to attract new or retain existing customers from cable companies due to their deployment of enhanced broadband and VoIP technology. In addition, new capacity services for broadband technologies may permit our competitors to offer broadband data services to our customers throughout most or all of our service areas. Any resulting inability to attract new or retain existing customers could adversely impact our business and results of operations in a material manner.

Laws and regulations relating to the handling of privacy and data protection may result in increased costs, legal claims, fines against us, or reputational damage.

We process, store, and transmit large amounts of data, including the personal information of our customers. Ongoing increases in the potential for misuse of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation and regulations that have been adopted or is being considered regarding the protection, privacy, and security of personal information have resulted in increases to our information-related risks. Many states and local authorities have enacted or considered legislative or other actions that would impose restrictions on our ability to collect, use and disclose certain consumer information, particularly with regard to our broadband Internet business. These new privacy laws and others that we expect to be developed and enacted going forward will impose additional data protection obligations and potential liability on companies such as ours doing business in those states.

We have incurred and will continue to incur significant implementation costs to ensure compliance with Federal and state privacy laws and their related regulations, including managing the complexity of laws that vary from state to state. Both federal and state governments are considering additional privacy laws and regulations, which, if passed, could further impact our business, strategies, offerings, and initiatives and cause us to incur further costs. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breaches, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.

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

As of December 31, 2023, approximately 68% of our total employees were represented by unions and were subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and extension. Approximately 28% of our unionized employees are covered by collective bargaining agreements that are scheduled to expire in 2024.

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

The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in severe weather in the areas in which we operate. Increasing frequency and intensity of rainfall and severe storms, flooding, wildfires, mudslides, sustained high wind events and freezing conditions, including related power outages, could impair our ability to build and maintain our network and lead to disruptions in our services, workforce, and supply chain. These changes could be severe and could negatively impact our operations, including damaging our network infrastructure, which could result in increased costs and loss of revenue. We may incur significant costs to prepare for, respond to, and mitigate the impact of climate change on our infrastructure and operations. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital expenditures to comply with these initiatives, and increase our costs, all of which could impact our ability to compete. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

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

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce subsidy and other revenues we receive.

A portion of Frontier’s total revenues ($75 million, or 1%, in 2023 and $54 million, or 1%, in 2022) are derived from federal and state subsidies for rural and high-cost support including RDOF. The CAF II program and associated support ended as of December 31, 2021.

We participated in the FCC’s RDOF Phase I auction and were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding early in 2022.

The RDOF program is less favorable to us than the CAF Phase II program was and resulted in a material reduction in our annual FCC funding, from approximately $313 million in annual support under CAF II in 2021 to approximately $37 million in annual support under RDOF beginning in early 2022. This has resulted in a material reduction in our revenue and operating income and could have a material adverse effect on our business, financial condition, and results of operations. In addition, the FCC is reviewing CAF II carriers’ completion data and if the FCC determines that we did not satisfy our CAF II requirements we could be required to return a portion of the funds received and may be subject to certain other fines, requirements and obligations, which could have an adverse impact on our financial condition.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We are closely tracking implementation of the BEAD program, including state determinations regarding subsidy award criteria. We are actively pursuing awards of these stimulus funds, however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

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

The FCC currently classifies fixed consumer broadband services as information services, subject to light-touch regulation. In October 2023 the FCC released a notice of proposed rulemaking seeking to reclassify certain broadband services as lightly regulated telecommunications services, imposing certain requirements on the reclassified internet services. Our Internet access offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the internet continues to expand and evolve, federal, state, and local governments may pass laws and adopt rules and regulations, including those directed at privacy, service quality or service rates, or apply existing laws and regulations to the internet (including internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. We cannot predict whether new regulations, or the outcome of expected or pending challenges to federal, state or local regulations or actions will prove beneficial or detrimental to our competitive position.

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

General Risk Factors

The ability to attract and retain key personnel is critical to the success of our business.

Our success depends in part upon key personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. The loss of key employees or unexpected changes in the composition of our senior management team could materially and adversely affect our ability to execute our strategy and implement operational initiatives which could have a material and adverse effect on our financial condition, liquidity, and results of operations. We cannot guarantee that our key personnel will not leave or compete with us. If executives, managers, or other key personnel resign, retire, or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner. The loss, incapacity, or unavailability for any reason of key members of our management team could have a material adverse impact on our business. The risks to attracting and retaining key personnel may be exacerbated by inflationary pressures on employee wages and benefits.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have established processes designed to identify, assess and manage material risks associated with cybersecurity threats. Our information technology, networks, and infrastructure may be subject to damage, disruptions, or shutdowns due to cyber-attacks, malware, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters or other catastrophic events. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks, and reputational risks.

Cybersecurity risk management is embedded in the annual enterprise risk management (“ERM”) process, which is jointly administered by the Chief Financial Officer and head of Internal Audit and overseen by the Board of Directors, primarily through the Audit Committee. As part of the ERM process, senior management annually, or more frequently as necessary, identifies, assesses and evaluates enterprise level risks using a range of tools and services.

In order to manage identified cybersecurity risks, we evaluate a range of remediation options and determine the appropriate course of action for effective monitoring, mitigation and treatment. Areas that have a higher level of likelihood and potentially higher level of impact are prioritized. Periodic monitoring, self-assessment and reporting to the Audit Committee are performed by senior management to evaluate, among other things, the effectiveness of mitigation strategies in minimizing or managing identified risks. In addition to critical risk management, we work to upgrade our existing technology systems, enhance our overall security posture and provide employee training around cyber risks, which are constantly evolving.

Our processes also address cybersecurity risks associated with our use of third-party service providers and other external parties and circumstances. External risks to our network and information systems may arise from third parties and other parties we may not fully control. For example, we use vendors for encryption and authentication technology and cloud storage, and have adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery. We engage outside providers to monitor our network and conduct periodic internal and external security testing and to assist in the ongoing evaluation and enhancement of our cyber security preparedness and protocols. We use the NIST Cybersecurity Framework to audit our cybersecurity controls.

As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in our risk factor disclosures under the heading “We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cyber-attacks, malware, misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business and materially impact our results of operations, financial condition and cash flows” in Item 1A of this Annual Report on Form 10-K.

Governance

Frontier’s management is primarily responsible for governing and overseeing cybersecurity risks. Operational responsibility for ensuring the adequacy and effectiveness of the Company’s cybersecurity risk management, control and governance processes is assigned to the SVP, Cyber Security (CISO). Our CISO has over 20 years of experience in IT, cyber security and data privacy and data management and reports directly to the EVP, Chief Data and Information Officer (CDIO). Our CDIO has over 25 years of experience, having previously held senior leadership positions in technology, IT and operations at large public companies prior to joining Frontier.

To assist with management oversight, the CDIO chairs a security council which supports risk management by providing input into cyber security strategy and helps prioritize monitoring, mitigation and remediation across operational groups. This security council is comprised of senior leaders from a cross-functional group of departments including Legal and Regulatory, Corporate Security, Network Engineering, Internal Audit, Finance & Accounting and Risk and IT Infrastructure. In addition, we have established processes and response teams that are responsible for monitoring and making determinations regarding the materiality of cybersecurity incidents. The members of these teams have extensive expertise in evaluating the potential impact and materiality of events in the context of Frontier’s business and financial position, reputational and industry risk, and legal and regulatory environment, and there are procedures in place to escalate material incidents for consideration by the Audit Committee.

While material risks are generally overseen by the full Board, the Audit Committee has a key role in cybersecurity risk monitoring and oversight as set forth in its charter. In establishing Audit Committee membership, the Nominating & Corporate Governance Committee identifies directors with relevant IT, network and cyber expertise to serve on the Committee. The CDIO and CISO provide periodic reports to the Audit Committee on the Company’s data privacy and information and infrastructure security programs, including cybersecurity risks. In addition, senior management reports to the Board at least annually on cybersecurity risks.

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

Our gross investment in property, by category, as of December 31, 2023, was as follows:

($ in millions)

Land	$243
Buildings and leasehold improvements	1,221
General support	427
Central office/electronic circuit equipment	2,467
Poles	915
Cable, fiber, and wire	7,718
Conduit	1,416
Materials and supplies	594
Construction work in progress	1,323
Total	$16,324

In connection with our ongoing operational and cost savings initiatives, we have undertaken a review of our real estate portfolio, including leased facilities, and are seeking to consolidate our footprint and reduce our property portfolio where economically and operationally beneficial.

Item 3. Legal Proceedings

We are party to various legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark, copyright and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows. For more information regarding pending and threatened legal actions and proceedings see Note 21 - ‘‘Commitments, Contingencies, and Guarantees’’ to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The table below presents the names, ages, and positions of our current executive officers as of February 23, 2024:

Name	Age	Current Position and Officer
Scott Beasley	43	Executive Vice President, Chief Financial Officer
Veronica Bloodworth	53	Executive Vice President, Chief Network Officer
Ettienne Brandt	47	Executive Vice President, Business
Vishal Dixit	44	Executive Vice President, Strategy & Wholesale
Alan Gardner	64	Executive Vice President, Chief People Officer
John Harrobin	56	Executive Vice President, Consumer
Nick Jeffery	56	President & Chief Executive Officer
Erin Kurtz	45	Executive Vice President, Chief Communications Officer
William McGloin	53	Chief Accounting Officer & Controller
Charlon McIntosh	49	Executive Vice President, Chief Customer Operations Officer
Mark D. Nielsen	59	Executive Vice President, Chief Legal and Regulatory Officer
Melissa Pint	49	Executive Vice President, Chief Digital Information Officer
John Stratton	63	Executive Chairman

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

WILLIAM MCGLOIN was appointed Chief Accounting Officer and Controller in June 2022. Mr. McGloin has served at Frontier for over nine years, most recently as Frontier’s Vice President, Controller, since 2018 and as Vice President, Assistant Controller since 2014. Prior to joining Frontier, he spent 17 years at KPMG’s audit practice where he completed a three-year rotation in the Department of Professional Practice (DPP) in the National Office. While at DPP, his principal responsibilities included researching technical accounting and SEC reporting inquiries received from engagement teams throughout the globe as well as developing firm auditing and accounting guidance and publications. While at KPMG’s audit practice he provided financial statement and internal control audits to both Fortune 500 SEC registrants and other large SEC clients with a concentration in the consumer products, manufacturing, software, retail, chemical and telecommunications industries. Mr. McGloin graduated from Florida Atlantic University with a B.A. in Accounting and is also a Certified Public Accountant.

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

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock is currently traded on the Nasdaq Global Select Market under the symbol “FYBR”. We paid no cash dividends to common shareholders in either of 2023 and 2022.

As of February 21, 2024, the approximate number of security holders of record of our common stock was 330. We estimate the total number of stockholders to be higher as a number of our shares are held by brokers or dealers for their customers in street name.

Stock Performance Graph

The following chart provides a comparison of the cumulative total return of our common stock to the S&P MidCap 400 Index and the S&P 500 Telecom Services Index for the period from May 4, 2021, the day our common stock was listed and began trading on the Nasdaq, through December 31, 2023. The graph assumes $100 was invested at the open of market on May 4, 2021 in our common stock. Such returns are based on historical results and are not intended to suggest future performance. The S&P MidCap 400 Index and the S&P 500 Telecom Services Index assume reinvestment of any dividends.

Indexed Monthly Stock Price Close

Source: FactSet

		INDEXED
	Base	RETURN
	Date	Year Ending
Company / Index	5/21	12/23
Frontier Communications Parent, Inc.	100	94.03
S&P Midcap 400 Index	100	101.85
S&P 500 Telecom Services Index	100	72.81

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Part II, Item 8, of this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, compared to the four months ended April 30, 2021, and the eight months ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. References herein to “we” or “our” include references to our Predecessor, our Successor, or to our Predecessor and Successor on a combined basis, as the context may require.

Business Overview

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds to approximately 2.9 million broadband subscribers, with approximately 13,300 employees, operating in 25 states as of December 31, 2023. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. We are prioritizing our activities to locations that we believe will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in 2023:

•We passed 1.3 million new fiber locations. As of December 31, 2023, we had approximately 6.5 million total locations passed with fiber.

•We added 318,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 75,000 total broadband customer net additions.

•Consumer fiber revenue growth of 11% offset consumer copper revenue declines of 14%, resulting in overall positive consumer revenue growth for the second half of 2023.

•We achieved our annualized gross run rate cost savings target of $500 million at the end of 2023 – double our initial goal of $250 million. As of December 31, 2023, we had realized $527 million of gross annualized cost savings since 2021.

•We completed a $2.1 billion offering of secured fiber revenue term notes in August 2023, consisting of $1.6 billion aggregate principal amount of secured fiber network revenue term notes and a $500 million fiber network revenue variable funding senior notes facility.

•We announced the relocation of our corporate headquarters from Norwalk, Connecticut to Dallas, Texas.

Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, actual or perceived inflation, tight labor markets, increased fuel and electricity costs, increases in the cost of borrowing, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against. During 2023, markets remained volatile, and the economic outlook was uncertain. We continue to closely monitor and evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

Financial Overview – Operating Income

We reported operating income of $492 million and $592 million, for the years ended December 31, 2023 and 2022, respectively, a decrease of $100 million.

Operating income decreased primarily due to decreases in revenue from voice and video services and increases in depreciation and amortization expense. These factors were partially offset by an increase in data and internet services revenue, as well as decreases in selling, general and administrative expenses and other charges as compared to 2022.

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

(a) Results of Operations

Customer Trends

	As of or for the year ended December 31,
(Customer, Subscriber, and Employee Metrics in thousands)	2023	2022	% Change

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,878	1,575	19%
Business and wholesale customers	129	114	13%
Consumer net customer additions	303	239	27%
Consumer customer churn	1.32%	1.38%	(4)%
Consumer customer ARPU	$63.39	$62.45	2%
Copper Broadband
Consumer customers	822	1,043	(21)%
Business and wholesale customers	114	136	(16)%
Consumer net customer losses	(221)	(191)	16%
Consumer customer churn	1.90%	1.79%	6%
Consumer customer ARPU	$52.43	$48.13	9%

Consumer Customer Metrics
Customers	3,129	3,133	(0)%
Net customer losses	(4)	(32)	(88)%
ARPC	$82.53	$82.30	0%
Customer Churn	1.52%	1.54%	(1)%

Other Metrics
Employees	13,297	14,708	(10)%

(1) Historical amounts have been updated to include related metrics for our wholesale customers.

We provide service and product options in our consumer and business offerings in each of our markets.

Fiber Broadband Customers

Our investment strategy is focused on expanding our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

The quarter ended December 31, 2023 represents the eighteenth consecutive quarter of positive fiber net adds. For the year ended December 31, 2023, we added approximately 303,000 consumer fiber broadband customers compared to approximately 239,000 in 2022. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in 2023.

For the year ended December 31, 2023, we added approximately 15,000 business and wholesale fiber broadband customers compared to approximately 13,000 in 2022.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.32% for the year ended December 31, 2023, compared to 1.38% in 2022. These improvements were driven by our increased focus on key customer touchpoints such as installation and first bill and reflect the end of certain promotion pricing periods as well as, retention activities associated with inflation-related pricing actions.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $0.94, or 2%, to $63.39 in 2023, compared to $62.45 in 2022.

oThe increase in consumer ARPU for the year ended December 31, 2023 was due to higher intake pricing, customer shifts to higher broadband speeds, customers rolling off promotional pricing, and lower gift card redemptions, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the year ended December 31, 2023, we lost approximately 221,000 consumer copper broadband customers compared to a loss of approximately 191,000 in 2022.

For the year ended December 31, 2023, we lost approximately 22,000 business and wholesale copper broadband customers compared to a loss of approximately 20,000 in 2022.

Our average monthly consumer copper broadband churn was 1.90% for the year ended December 31, 2023, compared to 1.79% in 2022. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases and changes to our copper broadband go to market approach which impacted gross add volume.

Consumer Customers

We experienced a decrease in consumer customers of less than 1% as of December 31, 2023, as compared to December 31, 2022.

Consumer customer losses were driven by reductions in our copper broadband and stand-alone voice customers, partially offset by net additions of fiber broadband customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We lost approximately 4,000 consumer customers for the year ended December 31, 2023, compared to a loss of approximately 32,000 consumer customers for the year ended December 31, 2022, driven by losses in copper broadband, voice and video customers, offset by growth in fiber broadband customers.

•For the year ended December 31, 2023, we experienced a net gain of consumer broadband customers of approximately 82,000 as compared to a net gain of approximately 48,000 for the year ended December 31, 2022.

oThe average monthly consumer revenue per customer (“consumer ARPC”) increased $0.23, or less than 1%, to $82.53 for the year ended December 31, 2023, compared to the prior year period. The slight increase was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC. Going forward, we expect moderate movements in ARPC as our customer mix becomes more weighted towards broadband services.

Financial Results

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2023	2022

Data and Internet services	$3,534	$3,390
Voice services	1,373	1,498
Video services	430	520
Other	339	325
Revenue from contracts with customers	5,676	5,733
Subsidy and other revenue	75	54
Revenue	5,751	5,787

Operating expenses:
Cost of service	2,125	2,169
Selling, general and administrative expenses	1,646	1,745
Depreciation and amortization	1,415	1,182
Restructuring costs and other charges	73	99
Total operating expenses	$5,259	$5,195

Operating income	492	592

Consumer	3,097	3,116
Business and wholesale	2,579	2,617
Revenue from contracts with customers	$5,676	$5,733

Fiber revenue	2,997	2,769
Copper revenue	2,679	2,964
Revenue from contracts with customers	$5,676	$5,733

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Fiber	$2,997	$2,769	$228	8%
Copper	2,679	2,964	(285)	(10)%
Revenue from contracts with customers (1)	5,676	5,733	(57)	(1)%
Subsidy revenue	75	54	21	39%
Total revenue	$5,751	$5,787	$(36)	(1)%

(1)Includes $62 million and $63 million of lease revenue for the years ended December 31, 2023 and 2022, respectively.

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

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Consumer	$3,097	$3,116	$(19)	(1)%
Business and wholesale	2,579	2,617	(38)	(1)%
Revenue from contracts with customers (1)	5,676	5,733	(57)	(1)%
Subsidy revenue	75	54	21	39%
Total revenue	$5,751	$5,787	$(36)	(1)%

(1)Includes $62 million and $63 million of lease revenue for the years ended December 31, 2023 and 2022, respectively.

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

Consumer

For the year ended December 31, 2023, compared to the year ended December 31, 2022:

•Consumer revenues were down approximately 1% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The revenue growth was the result of growth in fiber data and value added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oWe experienced a 21% improvement in consumer fiber broadband revenues for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increase net adds of consumer fiber broadband customers due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•We experienced a decline of approximately 12% in consumer copper broadband revenues for the year ended December 31, 2023, as compared to the year ended December 31, 2022. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business and Wholesale

For the year ended December 31, 2023, our business and wholesale revenues decreased 1%, as compared to the prior year. This decline was driven by decreases in voice revenue predominantly in business, largely offset by increases in fiber broadband and network access services. The increase in fiber broadband was due to continued growth of our customer base, and a shift towards higher broadband speeds. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2023	2022	(Decrease)	(Decrease)

Data and Internet services	$3,534	$3,390	$144	4%
Voice services	1,373	1,498	(125)	(8)%
Video services	430	520	(90)	(17)%
Other	339	325	14	4%
Revenue from contracts with customers (1)	5,676	5,733	(57)	(1)%
Subsidy revenue	75	54	21	39%
Total revenue	$5,751	$5,787	$(36)	(1)%

(1)Includes $62 million and $63 million of lease revenue for the years ended December 31, 2023 and 2022, respectively.

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

($ in millions)

Data and Internet services revenue, December 31, 2022	$3,390
Change in fiber broadband revenue	240
Change in copper broadband revenue	(96)
Data and Internet services revenue, December 31, 2023	$3,534

Data and internet services revenue increased $144 million, or 4%, to $3,534 million for the year ended December 31, 2023, as compared to the prior year. The increase was driven by growth in the fiber broadband revenue, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $125 million, or 8%, to $1,373 million, for the year ended December 31, 2023, as compared to the prior year. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

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

Video services revenue declined $90 million, or 17%, to $430 million, for the year ended December 31, 2023, as compared to the prior year. The decline was primarily driven by linear video customer losses, partially offset by price increases as compared to the prior year.

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

Other customer services revenue increased $14 million, or 4%, to $339 million for the year ended December 31, 2023, as compared to the prior year period driven by increases in pole rentals, related application fees and equipment sales, partially offset by decreases in switched network access revenue.

Subsidy and other revenue

Subsidy and other revenue increased $21 million, or 39%, to $75 million for the year ended December 31, 2023, compared to the prior year, primarily due to increases in RDOF, subsidies, and other revenue.

($ in millions)

Subsidy and other revenue, December 31, 2022	$54
Change in CAF II and other subsidies	5
Change in RDOF and other revenue	16
Subsidy and other revenue, December 31, 2023	$75

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	Variance
	2023	2022	%
Operating expenses:
Cost of Service	$2,125	$2,169	(2)%
Selling, general and administrative expenses	1,646	1,745	(6)%
Depreciation and amortization	1,415	1,182	20%
Restructuring costs and other charges	73	99	(26)%
Total operating expenses	$5,259	$5,195	1%

Cost of Service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $44 million for the year ended December 31, 2023, as compared to the prior year. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher energy and benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses decreased by $99 million for the year ended December 31, 2023, as compared to the prior year. This decrease was primarily a result of lower compensation and benefit costs, and other fees, partially offset by increased commissions and an $11 million sales tax refund in 2022.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2023	2022

Total pension/OPEB expenses	$59	$82
Less: costs capitalized into capital expenditures	(18)	(21)
Net pension/OPEB expense	$41	$61

Depreciation and Amortization

For the year ended December 31, 2023, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the year ended December 31, 2023, restructuring costs and other charges decreased $26 million, as compared to the year ended December 31, 2022, primarily due to the non-recurrence of a one-time lease impairment charge of $44 million in the prior year, and lower costs related to other restructuring activities, partially offset by higher severance and employee costs.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	% Increase
	2023	2022	(Decrease)

Investment and other income, net	$278	$554	(50)%
Pension settlement costs	$-	$(55)	NM
Interest expense	$(653)	$(492)	33% %
Income tax expense	$88	$158	(44)%

NM - Not meaningful

Investment and other income, net

Investment and other income, net decreased by $276 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This decrease was primarily driven by a remeasurement gain for our pension benefit obligation of $202 million for the year ended December 31, 2023, compared to a remeasurement gain for our other postretirement benefit obligation of $248 million, and a remeasurement gain related to our pension plan of $218 million for the year ended December 31, 2022.

Interest expense

For the year ended December 31, 2023, interest expense increased $161 million, as compared to 2022. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Pension settlement

During the year ended December 31, 2023, the Company did not incur any lump sum pension settlement payments to terminated or retired individuals as we did not exceed the settlement threshold of $180 million. During the year ended December 31, 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $200 million, which exceeded the settlement threshold of $175 million, and as a result, we recognized non-cash settlement charges totaling $55 million for 2022.

Income tax expense (benefit)

During the year ended December 31, 2023, we recorded an income tax expense of $88 million on pre-tax income of $117 million. Our effective tax rate for the year ended December 31, 2023 was 75.3%.

(b) Liquidity and Capital Resources

As of December 31, 2023, we had liquidity of approximately $3,242 million, comprised of cash and cash equivalents of $1,125 million, $1,075 million of short-term investments (consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality), $500 million Variable Funding Notes capacity, subject to customary conditions to draw, and available capacity on our undrawn revolving credit facility of $542 million.

Analysis of Cash Flows

As of December 31, 2023, we had unrestricted cash and cash equivalents aggregating $1,125 million. For the year ended December 31, 2023, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of December 31, 2023, we had a working capital surplus of $506 million compared to a $302 million surplus at December 31, 2022. The primary driver for the change in the working capital surplus at December 31, 2023 was due to an increase in cash and cash equivalents of $803 million and a decrease in accounts payable of $307 million; partially offset by a decrease in short-term investments of $675 million and an increase in vendor financing payables of $263 million, as compared to the year ended December 31, 2022.

In August 2023, our limited-purpose, bankruptcy remote, subsidiary, Frontier Issuer LLC (“Frontier Issuer”), issued $1.6 billion aggregate principal amount of secured fiber network revenue term notes, less $58 million in original issue discounts, consisting of $1,120 million 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes (collectively, the “Fiber Term Notes”), each with an anticipated repayment date (“ARD”), in July 2028, in an offering exempt from registration under the Securities Act. The Fiber Term Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the Dallas, Texas metropolitan area. Certain cash and other accounts for the benefit of the Trustee and noteholders are restricted. We intend to use the proceeds from the offering of the Fiber Term Notes for, among other things, general corporate purposes, including potential investments or expenditures, such as capital expenditures and research and development, in line with our fiber expansion and copper migration strategies. In addition, we used a portion of the proceeds to retire and defease certain outstanding indebtedness of our subsidiary Frontier Southwest Incorporated.

In connection with the offering of Fiber Term Notes, Frontier Issuer entered into a financing facility for the issuance of up to $500 million in Series 2023-2 Secured Fiber Network Revenue Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”) with a delayed draw feature, subject to leverage tests and other customary drawing conditions.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities decreased $57 million to $1,344 million for the year ended December 31, 2023, as compared to 2022. The overall decrease in operating cash flows was primarily the result of changes in working capital.

We paid less than $1 million in net cash taxes during the year ended December 31, 2023, and we paid $8 million in net cash taxes during the year ended December 31, 2022.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $2,556 million for the year ended December 31, 2023, compared to cash flows used by investing activities of $4,468 million in 2022. Given the long-term nature of our fiber build, as of December 31, 2023, we have invested $1,075 million cash in short-term investments to improve interest income, while preserving funding flexibility.

Capital Expenditures

For the years ended December 31, 2023 and 2022, our capital expenditures were $3,211 million and $2,738 million, respectively. The increase in capital expenditures was driven by increased spending for transformation of our fiber network. We expect cash capital expenditures and capital vendor financing payments to total approximately $3.0 billion to $3.2 billion in 2024.

Cash Flows provided from Financing Activities

Cash flows provided from financing activities increased $918 million to $2,129 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in financing activities was primarily driven by an increase in proceeds from long-term debt borrowings in the first three quarters of 2023 as compared to the prior year period.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $358 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing and the $500 million Variable Funding Notes facility.

See “Analysis of Cash Flows” above for a description of Frontier Issuer’s August 2023 issuance of Fiber Term Notes and entry into a $500 million Variable Funding Notes facility.

As of December 31, 2023, we extinguished $53 million of subsidiary notes and transferred assets to an escrow account to pay the future interest and principal on the remaining $47 million of notes, which remain on our balance sheet as outstanding debt and restricted assets.

During the year ended December 31, 2023, we paid $711 million of cash interest. Our Amended and Restated Credit Agreement, including our $1.4 billion Term Loan Facility and $900 million Revolving Facility, the indentures governing our outstanding secured First Lien Notes and Second Lien Notes, and the indentures governing our Fiber Term Notes and Variable Funding Notes are described in detail in Note 9 to the financial statements contained in Part I of this report. A summary of certain covenants and our borrowing capacity is provided below.

We have negotiated payment terms with certain of our vendors (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of December 31, 2023, we had $263 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets, of which $255 million is associated with capital expenditures. For the year ended December 31, 2023 we have made $5 million in vendor financing payments, of which $4 million is related to capital expenditures and $1 million is related to operating expenses.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2023, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions, may negatively affect our cash generated from operations.

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

The Fiber Term Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Fiber Term Notes and pay certain reserved fixed costs of the fiber networks, (ii) provisions relating to optional and mandatory prepayments of the Fiber Term Notes and the related payment of specified amounts, including specified make-whole payments in the case of prepayments of the Fiber Term Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Fiber Term Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters.  In addition, the terms of the indenture governing the Fiber Term Notes provide that a larger portion of Frontier Issuer’s available funds will be used towards the repayment of the Fiber Term Notes during a cash sweep period, which period would result from, among other things, the failure to maintain a certain debt service coverage ratio or a certain minimum penetration rate in the markets that were securitized at closing. The Fiber Term Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the acceleration of the maturity of the Fiber Term Notes following the occurrence of an event of default and the failure to repay or refinance on the applicable anticipated repayment date.

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

As of December 31, 2023, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2023 is as follows:

		Payments due by period
($ in millions)	Total	2024	2025	2026	2027	2028	Thereafter

Long-term debt obligations, excluding interest	$11,231	$15	$15	$15	$2,740	$3,636	$4,810
Interest on long-term debt	3,990	813	794	786	753	357	487
Lease obligations	478	75	69	64	54	45	171
Purchase obligations	332	204	125	2	1	-	-
Total	$16,031	$1,107	$1,003	$867	$3,548	$4,038	$5,468

Our outstanding performance letters of credit increased from $174 million to $181 million during the year ended December 31, 2023.

Future Commitments

See “Regulatory Developments” immediately below for information regarding Frontier’s known and potential future commitments related to our participation in the FCC’s CAF Phase II program and RDOF Phase I auction.

Regulatory Developments

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in return for the Company’s commitment to make broadband available to households within the CAF II areas in our existing 25 states. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other fines, requirements, and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations.

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

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provides qualified customers up to $30 per month (or $75 per month for those on Tribal lands) to assist with their internet bill. Frontier is a participating provider in the ACP program. Absent additional funding, at present pace, the ACP funds are projected by the FCC to exhaust in April of 2024.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2023 and 2022, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information.

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment. Depreciation expense is principally based on the composite group method for substantially all of our property, plant, and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2023 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant, and equipment would result in an increase of approximately $128 million to depreciation expense.

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

We considered whether the carrying values of finite-lived intangible assets, and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2023.

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2023, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $735 million. During 2023, we contributed $176 million to these plans in cash and recorded $59 million of operating expense before capitalization, and $209 million of net non-operating income. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2023, and 2022, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 5.20% as of December 31, 2023, for our qualified pension plan, compared to rates of 5.50% and 2.90% in 2022 and 2021, respectively. The discount rate for postretirement plans as of December 31, 2023, was 5.20% compared to 5.50% in 2022 and 3.00% in 2021.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2023:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(48)	$50

Other postretirement plans
Accumulated postretirement benefit obligation	$(13)	$13

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% in long-duration fixed income securities, and 65% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2023, 2022 and 2021, our expected long-term rate of return on plan assets was 7.50%. Our actual return on plan assets for the year ended December 31, 2023, was a gain of 15%, for the year ended December 31, 2022, was a loss of 20%, for the four months ended April 30, 2021, was a gain of 3%, and for the eight months ended December 31, 2021, was a gain of 6%. For 2024, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date.

For additional information regarding our pension and other postretirement benefits (see Note 19 to the Notes to Consolidated Financial Statements).

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2023, 87% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2023. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at December 31, 2023. Commencing July 1, 2023, the annual impact of 100 basis points change in the SOFR would result in approximately $14 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2023, and 2022, the discount rate utilized in calculating our benefit plan obligation was 5.20% and 5.50%, respectively.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2023, and 2022, our discount rate utilized in calculating our benefit plan obligation was 5.20% and 5.50%, respectively.

At December 31, 2023, the fair value of our debt was estimated to be approximately $10.7 billion, based on quoted market prices, our overall weighted average borrowing rate was 7.103% and our overall weighted average maturity was approximately 5.5 years, which decreased from approximately 6.6 years as of December 31, 2022. Refer to Note 9 for discussion of the impact of the Chapter 11 Cases on our debt obligations.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2023 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $235 million from $2,033 million at December 31, 2022 to $2,268 million at December 31, 2023. This increase was primarily a result of changes in the market value of investments of $305 million, net of plan expenses, and contributions of $134 million, offset by benefit payments of $204 million.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1) Financial Statements – See Index on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2023, that our disclosure controls and procedures were effective.

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

c.Changes in internal control over financial reporting

•There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the fiscal year of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

The Compensation and Human Capital Committee of the Board of Directors recently reviewed certain executive compensation programs, including peer benchmarking, and determined that it is appropriate to increase the change of control severance multiple for members of the Executive Committee (other than the Chief Executive Officer and Executive Chair) from 1x to 1.5x and to include the six month period prior to a change in control as a pre-change in control protection period. In addition, the Committee determined to increase the target compensation for Scott Beasley, our Chief Financial Officer. Specifically:

•Effective February 22, 2024, the terms and conditions of the employment agreements for each of the Company’s Executive Committee Members (other than the CEO and Executive Chair) are amended to provide that if such officer’s employment is terminated by the Company “without cause” or the executive resigns for “good reason”, on or following February 22, 2024 (or, with respect to Mark Nielsen, pursuant to his existing agreement, May 1, 2024) (a “Qualifying Termination”), and such Qualifying Termination occurs within 6 months prior to or 24 months following a change in control, he or she will be entitled to receive severance payments generally consisting of continued payment of base salary plus target bonus for the year in which the termination occurs for 18 months. All other terms and conditions relating to a Qualifying Termination remain unchanged.

•Effective March 1, 2024, Mr. Beasley’s target compensation will include: (i) base salary of $750,000; (ii) target annual bonus of $750,000; and (iii) target long term incentive of $2,800,000. The compensation arrangements under Mr. Beasley’s employment agreement otherwise remain unchanged, except as set forth above with respect to a Qualifying Termination in connection with a change in control.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report entitled “Information about our Executive Officers.”

In accordance with General Instruction G(3) to Form 10-K, certain of the information required by this Item is incorporated by reference from the proxy statement for our 2024 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2024 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2024 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2024 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2024 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the year ended December 31, 2023 (Successor), the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)

Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 (Successor), the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)

Consolidated Statements of Equity (Deficit) for the year ended December 31, 2023 (Successor), the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)

Consolidated Statements of Cash Flows for the year ended December 31, 2023 (Successor), the year ended December 31, 2022 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

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

4.2	Form of 5.875% First Lien Secured Note due 2027 (included in Exhibit 4.1 hereto.)
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

4.4	Form of 5.000% First Lien Secured Notes due 2028 (included in Exhibit 4.3 hereto.)
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

4.6	Form of 6.750% Second Lien Secured Notes due 2029 (included in Exhibit 4.5 hereto.)
4.7

Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)

4.8	Form of 5.875% Second Lien Secured Notes due 2029 (included in Exhibit 4.7 hereto.)
4.9

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due October 2027(filed as Exhibit 4.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)

4.10

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due May 2028 (filed as Exhibit 4.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)

4.11

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the Second Lien Notes (filed as Exhibit 4.5 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)

4.12

Indenture, dated as of October 13, 2021, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on October 14, 2021.)

4.13	Form of 6.000% Second Lien Secured Notes due 2030 (included in Exhibit 4.12 hereto.)
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
4.16

Indenture, dated as of March 8, 2023, by and among Frontier Communications Holdings, LLC, the guarantors party thereto, the collateral grantor party thereto, Wilmington Trust, National Association, as trustee and JPMorgan Chase Bank, N.A., as collateral agent (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on March 8, 2023.)

4.17	Form of 8.625% First Lien Secured Notes due 2031 (included in Exhibit 4.16 hereto.)
4.18

Base Indenture, dated as of August 8, 2023, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on August 10, 2023.)

4.19

Series 2023-1 Supplement, dated as of August 8, 2023, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on August 10, 2023.)

4.20

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

4.22

First Supplemental Indenture to the Frontier North Indenture, dated as of May 1, 1996, between Frontier North Inc. (formerly GTE North Incorporated) and Bank of New York Mellon (as successor to The First National Bank of Chicago), as Trustee (filed as Exhibit 4.2 to Frontier’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.)

4.23	Form of Debenture under the Frontier North Indenture (filed as Exhibit 4.24 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2011.)
4.24

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q.)

4.25

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q.)

4.26

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q.)

4.27

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q.)

4.28

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

10.4

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of May 12, 2022, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 8, 2023.)

10.5

Class A-1 Note Purchase Agreement, dated as of August 24, 2023, among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, Frontier Communications Holdings, LLC, certain conduit investors, financial institutions and funding agents, and Barclays Bank plc. (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on August 25, 2023.)

10.6

Agreement, dated April 2, 2023, between the Company and Ares Management LLC, ACOF Investment Management LLC, ASOF Investment Management LLC and ASSF Operating Manager IV,L.P., on behalf of themselves and certain of their affiliates specified in the Agreement.

10.7	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.8	Form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (filed as Exhibit 10.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.9	Employment Agreement, dated December 7, 2021, between the Company and Nick Jeffery (filed as Exhibit 10.5 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020.)
10.10	Employment Agreement between the Company and Scott C. Beasley, dated as of May 25, 2021 (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on June 2, 2021.)
10.11	Employment Agreement between the Company and Alan Gardner, dated as of May 31, 2021 (filed as Exhibit 10.6 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.12	Employment Agreement between the Company and John Harrobin, dated as of May 8, 2021 (filed as Exhibit 10.7 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.13	Employment Agreement between the Company and Veronica Bloodworth, dated as of March 29, 2021 (filed as Exhibit 10.8 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.14	Form of Executive Chairman Agreement between the Company and John Stratton (included as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 18, 2021.)
10.15	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.2 to the June 30, 2014 10-Q.)
10.16	Transition Agreement between the Company and Sheldon Bruha, dated as of June 10, 2021 (filed as Exhibit 10.9 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.17	Form of Severance Agreement for Frontier’s Senior Leadership Team (pre-Emergence) (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)
10.18	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.19 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.19	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.20 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.20	Form of Restricted Stock Unit Award Agreement for Executive Chairman (filed as Exhibit 10.21 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.21	Form of Performance Stock Unit Award for Executive Chairman (filed as Exhibit 10.22 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.22

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009.)

21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.*
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Form of Clawback Policy.*
101

The following materials from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Frontier’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101.

Exhibits 10.7 through 10.21 are management contracts or compensatory plans or arrangements.

* Filed herewith. Item 16. Form 10-K Summary None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.
(Registrant)

By: /s/ Nick Jeffery
Nick Jeffery
President and Chief Executive Officer

February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February 2024.

Signature	Title

/s/ Scott Beasley	Executive Vice President, Chief Financial Officer
(Scott Beasley)	(Principal Financial Officer)

/s/ Kevin L. Beebe	Director
(Kevin L. Beebe)

/s/ Lisa Chang	Director
(Lisa Chang)

/s/ Pamela Coe	Director
(Pamela Coe)

/s/ Nick Jeffery	President & Chief Executive Officer
(Nick Jeffery)	(Principal Executive Officer)

/s/ William McGloin	Chief Accounting Officer & Controller
(William McGloin)	(Principal Accounting Officer)

/s/ Stephen Pusey	Director
(Stephen Pusey)

/s/ Margaret Smyth	Director
(Margaret Smyth)

/s/ John Stratton	Director
(John Stratton)

/s/ Maryann Turcke	Director
(Maryann Turcke)

/s/ Prat Vemana	Director
(Prat Vemana)

/s/ Woody Young	Director
(Woody Young)

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Index to Consolidated Financial Statements

Item	Page

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Stamford, CT, Auditor Firm ID: 185)	F-3

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-6

Consolidated Statements of Income for the year ended December 31, 2023 (Successor), , the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)	F-7

Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 (Successor), , the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor)

F-7

Consolidated Statements of Equity (Deficit) (Predecessor)	F-8

Consolidated Statements of Cash Flows	F-9

Notes to Consolidated Financial Statements	F-10

Management’s Report On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Frontier Communications Parent, Inc.:

The management of Frontier Communications Parent, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Dallas, Texas

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Parent, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Revenue

As discussed in Note 5 to the consolidated financial statements, the Company had $5.8 billion in revenues for the year ended December 31, 2023 (Successor).

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over data and internet services, voice services and video services revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of revenue, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. We evaluated the Company’s revenue recognition policies and practices for the above noted revenue streams by comparing a selection of customer contracts and invoices to the Company’s contractual terms and conditions of sale. For certain revenue streams, we assessed the recorded revenue by reconciling total cash received to the revenue recorded.  Additionally, we tested the deferred revenue balance related to advanced billings as of December 31, 2023.

/s/ KPMG LLP
We have served as the Company’s auditor since 1936.

Stamford, Connecticut
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Parent, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 (Successor), the eight months ended December 31, 2021 (Successor), and the four months ended April 30, 2021 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

($ in millions and shares in thousands, except for per-share amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,125	$322
Short-term investments	1,075	1,750
Accounts receivable, less allowances of $53 and $47, respectively	446	438
Prepaid expenses	67	57
Income taxes and other current assets	68	30
Total current assets	2,781	2,597

Property, plant and equipment, net	13,933	11,850
Intangibles, net	3,585	3,906
Other assets	394	271
Total assets	$20,693	$18,624

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable and accrued liabilities	1,103	1,410
Advanced billings	182	194
Accrued other taxes	118	137
Accrued interest	126	104
Pension and other postretirement benefits	38	39
Other current liabilities	693	396
Total current liabilities	2,275	2,295

Deferred income taxes	643	558
Pension and other postretirement benefits	697	1,044
Other liabilities	553	483
Long-term debt	11,246	9,110
Total liabilities	15,414	13,490

Equity:
Common stock, $0.01 par value per share (1,750,000 authorized shares,
245,813 and 245,021 issued and outstanding at December 31, 2023
and 2022, respectively)	2	2
Additional paid-in capital	4,297	4,198
Retained earnings	884	855
Accumulated other comprehensive income, net of tax	96	79
Total equity	5,279	5,134
Total liabilities and equity	$20,693	$18,624

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED DECEMBER 31, 2023, 2022, AND 2021

($ in millions and shares in thousands, except for per-share amounts)

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
	2023	2022	2021	2021

Revenue	$5,751	$5,787	$4,180	$2,231

Operating expenses:
Cost of service	2,125	2,169	1,532	830
Selling, general, and administrative expenses	1,646	1,745	1,131	537
Depreciation and amortization	1,415	1,182	734	506
Restructuring costs and other charges	73	99	21	7
Total operating expenses	5,259	5,195	3,418	1,880

Operating income	492	592	762	351

Investment and other income (loss), net (See Note 12)	278	554	(5)	1
Pension settlement costs	-	(55)	-	-
Reorganization items, net	-	-	-	4,171
Interest expense (See Note 9)	(653)	(492)	(257)	(118)

Income before income taxes	117	599	500	4,405
Income tax expense (benefit)	88	158	86	(136)

Net Income	$29	$441	$414	$4,541

Basic net earnings per share
attributable to Frontier common shareholders	$0.12	$1.80	$1.69	$43.42
Diluted net earnings per share
attributable to Frontier common shareholders	$0.12	$1.80	$1.68	$43.28

Total weighted average shares outstanding – basic	245,517	244,781	244,405	104,584

Total weighted average shares outstanding – diluted	248,459	245,280	245,885	104,924

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED DECEMBER 31, 2023, 2022, AND 2021

($ in millions)

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
	2023	2022	2021	2021

Net income	$29	$441	$414	$4,541
Other comprehensive income, net of tax	17	19	60	359

Comprehensive income	$46	$460	$474	$4,900

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE PERIODS ENDED DECEMBER 31, 2023, 2022, AND 2021

($ in millions and shares in thousands)

					Accumulated
			Additional	Retained	Other	Treasury		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Common Stock		Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	(Deficit)
Balance at
December 31, 2020 (Predecessor)	106,025	$27	$4,817	$(8,975)	$(755)	(1,232)	$(14)	$(4,900)
Stock plans, net	-	-	1	-	-	(122)	(1)	-
Net income	-	-	-	4,541	-	-	-	4,541
Other comprehensive
income, net of tax	-	-	-	-	359	-	-	359
Cancellation of Predecessor equity	(106,025)	(27)	(4,818)	4,434	396	1,354	15	-
Issuance of Successor common stock	244,401	2	4,106	-	-	-	-	4,108
Balance at April 30, 2021 (Predecessor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108

Balance at April 30, 2021 (Successor)	244,401	$2	$4,106	$-	$-	-	$-	$4,108
Stock plans, net	15	-	18	-	-	-	-	18
Net income	-	-	-	414	-	-	-	414
Other comprehensive
income, net of tax	-	-	-	-	60	-	-	60
Balance at December 31, 2021 (Successor)	244,416	$2	$4,124	$414	$60	-	$-	$4,600
Stock plans, net	605	-	74	-	-	-	-	74
Net income	-	-	-	441	-	-	-	441
Other comprehensive
income, net of tax	-	-	-	-	19	-	-	19
Balance at December 31, 2022 (Successor)	245,021	$2	$4,198	$855	$79	-	$-	$5,134
Stock plans, net	792	-	99	-	-	-	-	99
Net income	-	-	-	29	-	-	-	29
Other comprehensive
income, net of tax	-	-	-	-	17	-	-	17
Balance at December 31, 2023 (Successor)	245,813	$2	$4,297	$884	$96	-	$-	$5,279

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2023, 2022, AND 2021

($ in millions)

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
	2023	2022	2021	2021
Cash flows provided from (used by) operating activities:
Net income	$29	$441	$414	$4,541
Adjustments to reconcile net loss to net cash provided
from (used by) operating activities:
Depreciation and amortization	1,415	1,182	734	506
Pension settlement costs	-	55	-	-
Stock-based compensation expense	108	82	18	(1)
Non-cash reorganization items	-	-	-	(5,467)
Amortization of (premium) discount	(25)	(28)	(18)	1
Lease Impairment	-	44	-	-
Bad debt expense	35	26	14	-
Other adjustments	12	-	-	-
Deferred income taxes	78	164	81	(148)
Change in accounts receivable	(43)	(7)	45	36
Change in long-term pension and other post-retirement liabilities	(325)	(656)	21	(12)
Change in accounts payable and other liabilities	55	51	94	(156)
Change in prepaid expenses, income taxes, and other assets	5	47	48	46
Net cash provided from (used by) operating activities	1,344	1,401	1,451	(654)

Cash flows provided from (used by) investing activities:
Capital expenditures	(3,211)	(2,738)	(1,205)	(500)
Purchase of short-term investments	(2,275)	(4,350)	-	-
Sale of short-term investments	2,950	2,600	-	-
Purchase of long-term investments	(62)	-	-	-
Proceeds on sale of assets	36	13	7	9
Other	6	7	5	1
Net cash used by investing activities	(2,556)	(4,468)	(1,193)	(490)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(68)	(14)	(17)	(1)
Net proceeds from long-term debt borrowings	2,278	1,200	1,000	225
Payments of vendor financing	(5)	-	-	-
Premium paid to retire debt	(10)	-	-	-
Financing costs paid	(62)	(17)	(13)	(4)
Finance lease obligation payments	(25)	(19)	(13)	(7)
Proceeds from financing lease transactions	30	70	23	-
Taxes paid on behalf of employees for shares withheld	(9)	(8)	-	-
Other	-	(1)	-	(16)
Net cash provided from financing activities	2,129	1,211	980	197

Increase (Decrease) in cash, cash equivalents, and restricted cash	917	(1,856)	1,238	(947)
Cash, cash equivalents and restricted cash
at the beginning of the period	322	2,178	940	1,887
Cash, cash equivalents, and restricted cash at the end of the period	$1,239	$322	$2,178	$940

Supplemental cash flow information:
Cash paid during the period for:
Interest	$711	$512	$281	$84
Income tax payments, net	$-	$8	$28	$9
Reorganization items, net	$-	$-	$-	$1,397

Non-cash investing activities:
Increase (Decrease) in capital expenditures due to
changes in accounts payable and accrued liabilities	$(326)	$797	$(26)	$(5)
Increase in capital expenditures due to
changes in vendor financing	$255	$-	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:

(a)Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 2.9 million broadband subscribers and approximately 13,300 employees, operating in 25 states. We were incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

(b)Basis of Presentation and Use of Estimates:

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications of amounts previously reported have been made to conform to the current presentation. The consolidated financial statements include the accounts of Frontier Communications Parent, Inc., all consolidated subsidiaries and variable interest entities of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

In 2021, we recategorized our previous operating expenses categories (“Network access expenses” and “Network related expense”) into one expense line: “Cost of service”. All historical periods presented have been updated to conform to the new categorization. In addition, certain reclassifications of prior period balances have been made to conform to the current period presentation. For our financial statements as of and for the period ended December 31, 2023, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(d) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about the Company’s ability to meet its future financial obligations. In its evaluation for this report, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within one year following the date of issuance of this Annual Report on Form 10-K.

Accordingly, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course business.

(e)Cash Equivalents and Restricted Cash:

We consider all liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors and collateral for debt arrangements.

At December 31, 2023, the Company had $114 million in restricted cash. Pursuant to the terms of the Company’s securitized financing facility and secured fiber network revenue term notes, as described in Note 9, restricted cash is held in securitization escrow accounts. As of December 31, 2023, approximately $42 million is current restricted cash held for the purpose of paying interest and certain fees. In addition, as of December 31, 2023, approximately $72 million

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

is noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount. We did not have any restricted cash as of December 31, 2022.

(f) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of December 31, 2023, short-term investments of $1,075 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between January 4, 2024, and May 2, 2024, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated. This balance is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 9 for further details.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

than one year. For our retail customers, this period of benefit has been determined to be less than one year. As such, we applied the practical expedient that allows such costs to be expensed as incurred.

Taxes, Surcharges and Subsidies

We collect various taxes, Universal Service Funds (USF) surcharges (primarily federal USF), and certain other surcharges from our customers and subsequently remits these taxes to governmental authorities. During the predecessor period, USF and other surcharges amounted to $83 million during the four months ended April 30, 2021.

In June 2015, we accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. We recognized the FCC’s CAF Phase II subsidies into revenue on a straight-line basis over the seven-year funding term which ended on December 31, 2021. The FCC is reviewing carriers’ CAF II program completion data, and if the FCC determines that we did not satisfy certain applicable CAF Phase II requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. We are required to complete the RDOF deployment by December 31, 2028. Thereafter, the FCC will review carriers’ RDOF program completion data, and if the FCC determines that we did not satisfy applicable FCC RDOF requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. We accrue for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We assess potential impairments to our leases annually, or as indicators exist, if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist. We continue to review our real estate portfolio and, during the first quarter of 2022, determined to either terminate or market for sublease certain facilities leases, which triggered an impairment of $44 million for our finance and operating lease assets recorded as restructuring charges and other costs. See Note 11 for further details.

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

(m) Stock Plans:

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

(2) Recent Accounting Pronouncements:

Financial Accounting Standards Adopted During 2023

During the year ended December 31, 2023, we adopted, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (ASU 2022-04), which establishes interim and annual reporting disclosure requirements about a company’s supplier finance programs for its purchase of goods and services. In the year of adoption, the disclosure of payment and other key terms under the programs and outstanding balances under the obligations also applies to interim reporting dates. As of December 31, 2023, we had $263 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. Refer to Note 21 for further details.

Financial Accounting Standards Not Yet Adopted

ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024.

ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to reportable segment disclosures. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

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

On the Effective Date, pursuant to the terms of the Plan (i) Old Frontier completed a series of transactions pursuant to which it transferred all of its assets in a taxable sale to an indirectly wholly owned subsidiary of Frontier Communications Parent, Inc., a Delaware corporation (“Frontier” or the “Company”), prior to winding down its business, (ii) all of the obligations under Old Frontier’s unsecured senior note indentures were cancelled, and (iii) in connection with emergence, we issued 244,401,000 shares of common stock that were transferred to holders of the allowed senior notes claims (as defined by the Plan) and the Restructuring Support Agreement was automatically terminated. For a description of our DIP financing and exit financing upon Emergence, see Note 9 Long-Term Debt.

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

The accompanying consolidated balance sheet as of December 31, 2021 includes amounts classified as Liabilities subject to compromise, which represent liabilities we anticipate will be allowed as claims in the Chapter 11 Cases. These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated, and resolved in connection with the claims resolution process.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(2) Reflects the reinstatement of accounts payable and accrued liabilities upon emergence, as well as payments made on the Effective Date.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide a summary of revenues, by category.

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021
Data and Internet services	$3,534	$3,390	$2,224	$1,125
Voice services	1,373	1,498	1,091	647
Video services	430	520	397	223
Other	339	325	246	125
Revenue from contracts
with customers (1)	5,676	5,733	3,958	2,120
Subsidy and other regulatory revenue	75	54	222	111
Total revenue	$5,751	$5,787	$4,180	$2,231

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021
Consumer (2)	$3,097	$3,116	$2,125	$1,133
Business and Wholesale	2,579	2,617	1,833	987
Revenue from contracts
with customers (1)	5,676	5,733	3,958	2,120
Subsidy and other regulatory revenue	75	54	222	111
Total revenue	$5,751	$5,787	$4,180	$2,231

(1)Includes $62 million of lease revenue for the year ended December 31, 2023, $63 million for the year ended December 31, 2022, $21 million for the four months ended April 30, 2021 and $42 million for the eight months ended December 31, 2021.

(2)Due to changes in methodology during the second quarter of 2021, historical periods have been updated to reflect the comparable amounts.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at January 1, 2023	$28	$17
Revenue recognized included
in opening contract balance	(37)	(14)
Credits granted, excluding amounts
recognized as revenue	37	18
Reclassified between current
and noncurrent	5	(5)
Balance at December 31, 2023	$33	$16

Balance at January 1, 2022	$27	$11
Revenue recognized included
in opening contract balance	(30)	(11)
Credits granted, excluding amounts
recognized as revenue	26	22
Reclassified between current
and noncurrent	5	(5)
Balance at December 31, 2022	$28	$17

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

Successor
($ in millions)	Revenue from contracts with customers

2024	$506
2025	186
2026	86
2027	16
2028	7
Thereafter	5
Total	$806

(6) Accounts Receivable:

The components of accounts receivable, net at December 31, 2023 and 2022 are as follows:

($ in millions)	December 31, 2023	December 31, 2022

Retail and Wholesale	$438	$416
Other	61	69
Less: Allowance for doubtful accounts	(53)	(47)
Accounts receivable, net	$446	$438

An analysis of the activity in the allowance for credit losses is as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
($ in millions)	December 31,	December 31,	ended December 31,	ended April 30,
	2023	2022	2021	2021
Balance at beginning of the Period:	$47	$57	$-	$130
Increases: Provision for bad debt charged to expense	35	26	14	-
Increases: Provision for bad debt charged to revenue	23	30	38	37
Write-offs charged against allowance, net of recoveries	(52)	(66)	5	(167)
Balance at end of Period:	$53	$47	$57	$-

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

The provision for bad debts was $35 million for the year ended December 31, 2023, $26 million for the year ended December 31, 2022, $14 million for the four months ended April 30, 2021 and $14 million for the eight months ended December 31, 2021.

Approximately $143 million and $67 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of December 31, 2023, and December 31, 2022, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Property, Plant, and Equipment:

Property, plant, and equipment, net at December 31, 2023 and 2022 are as follows:

	Estimated	December 31,	December 31,
($ in millions)	Useful Lives	2023	2022

Land	N/A	$243	$244
Buildings and leasehold improvements	40 years	1,221	1,212
General support	5 to 15 years	427	290
Central office/electronic circuit equipment	5 to 8 years	2,467	1,807
Poles	30 years	915	797
Cable, fiber, and wire	15 to 27 years	7,718	5,756
Conduit	50 years	1,416	1,404
Materials and supplies		594	546
Construction work in progress		1,323	1,130
Property, plant, and equipment		16,324	13,186
Less: Accumulated depreciation		(2,391)	(1,336)
Property, plant, and equipment, net		$13,933	$11,850

As of April 30, 2021, as a result of fresh start accounting, we have adjusted our property, plant, and equipment balance to fair value. See Note 4 for additional information. Property, plant, and equipment includes approximately $179 million and $121 million of fixed assets recognized under finance leases as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, our materials and supplies were $594 million, as compared to $546 million as of December 31, 2022. This increase was primarily due to our fiber build plans and consumer premises equipment. Components of this include an increase in fiber, network electronics, and customer premises equipment.

During 2022, our materials and supplies increased by approximately $400 million, as compared to 2021. This increase was primarily due to our fiber build plans and consumer premises equipment.

In 2023, our capital expenditures were $3,211 million, which included a net decrease of $71 million due to changes in accounts payable and accrued liabilities, and vendor financing from December 31, 2022. As of December 31, 2023 there was $656 million in “accounts payable and accrued liabilities” and $255 million in vendor financing payables included in “other current liabilities” associated with capital expenditures. In 2023, we had capitalized interest of $83 million.

In 2023, we had asset sales and transactions of $63 million, including approximately $47 million in net proceeds related to certain wireless towers. Approximately $19 million of the proceeds related to wireless towers that qualified as sales, included in investing cash flows, and the remaining $28 million in proceeds related to wireless towers that were subject to sale-leaseback agreements and included in financing cash flows. After taking these sales and transactions into account, along with our capital expenditures, our net capital activity was $3,148 million as of December 31, 2023.

During 2022, we sold a property that was subject to leaseback, generating approximately $70 million in proceeds.

During 2021, we sold certain properties consisting of land and buildings for approximately $15 million in cash. The aggregate carrying value of the properties was approximately $14 million, resulting in a gain on the sale of $1 million, which, given our composite group method of accounting for depreciation, was recognized against “Accumulated Depreciation” in our consolidated balance sheet. We also sold certain properties subject to leaseback, generating $23 million in proceeds.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Depreciation expense	$1,094	$861	$520	$407

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2023, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

(8) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of December 31, 2023, 2022, and 2021.

As a result of fresh start accounting, on the Effective Date, intangible assets and related accumulated amortization of the Predecessor were eliminated. Successor intangible assets were recorded at fair value as of the Effective Date. See Note 4.

The balances of these assets are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(194)	$606	$800	$(121)	$679
Customer Relationships - Wholesale	3,491	(582)	2,909	3,491	(364)	3,127
Trademarks & Tradenames	150	(80)	70	150	(50)	100
Total other intangibles	$4,441	$(856)	$3,585	$4,441	$(535)	$3,906

Amortization expense was as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Amortization expense	$321	$321	$214	$99

Following the Effective Date, we amortize our intangible assets on a straight line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $321 million in 2024 and 2025, $301 million in 2026 and $291 million in 2027 and 2028.

For the Predecessor, amortization expense was primarily for our customer base acquired as a result of our acquisitions in 2010, 2014, and 2016 with each based on a useful life of 8 to 12 years and amortized on an accelerated method. Our trade name was an indefinite-lived intangible asset that was not subject to amortization.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Long-Term Debt:

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

Interest expense for the four months ended April 30, 2021 recorded on our Predecessor statements of income was lower than contractual interest of $450 million because we ceased accruing interest on the Petition Date in accordance with the terms of the Plan and ASC Topic 852.

The activity in long-term debt is summarized as follows:

		For the year ended December 31, 2023
		Principal
	January 1,	Payments	New	December 31,	Interest Rate at
($ in millions)	2023	and Retirements	Borrowings	2023	December 31, 2023 (2)

Secured debt issued by Frontier	$8,113	$(15)	$750	$8,848	7.001%
Secured debt issued by subsidiaries	100	(53)	1,586	1,633	7.751%
Unsecured debt issued by subsidiaries	750	-	-	750	6.899%
Principal outstanding	$8,963	$(68)	$2,336	$11,231	7.103%

Less: Debt issuance costs	(28)			(71)
Less: Current portion	(15)			(15)
Less: Debt premium / (discount)	-			(64)
Plus: Unamortized fair value adjustments (1)	190			165
Total Long-term debt	$9,110			$11,246

(1) Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

(2) The interest rates at December 31, 2023 represent a weighted average of multiple issuances. The anticipated repayment date of July 2028 is used for Fiber Term Notes when calculating the weighted average.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,435	9.220% (Variable)	$1,450	8.500% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	-	-
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,848		8,113

Secured debt issued by subsidiaries
Debentures due 11/15/2031	47	8.500%	100	8.500%
Series 2023-1 Revenue Term Notes Class A-2 due 7/20/2028	1,119	6.600%	-
Series 2023-1 Revenue Term Notes Class B due 7/20/2028	155	8.300%	-
Series 2023-1 Revenue Term Notes Class C due 7/20/2028	312	11.500%	-
Total secured debt issued by subsidiaries	1,633		100

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,231	7.103% (1)	$8,963	6.760% (1)

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $358 million of letters of credit previously outstanding, we have $542 million of available borrowing capacity under the Revolving Facility.

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

Term Loan Facility

The Term Loan Facility’s maturity date is October 8, 2027. At our election, the determination of interest rates for the Term Loan Facility is based on margins over adjusted Term SOFR or the alternate base rate. The interest rate margin under the Term Loan Facility is 3.75% with respect to any Term SOFR loan or 2.75% with respect to any alternate base rate loan, with a 0.75% Term SOFR floor.

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

Fiber Securitization Transaction

Secured Fiber Network Revenue Term Notes

On August 8, 2023, our limited-purpose, bankruptcy remote, subsidiary, Frontier Issuer, issued $1.6 billion aggregate principal amount of secured Fiber Term Notes, less $58 million in original issue discounts, consisting of $1.1 billion 6.60% Series 2023-1, Class A-2 term notes, $155 million 8.30% Series 2023-1, Class B term notes and $312 million 11.50% Series 2023-1, Class C term notes, each with an anticipated term ending in July 2028 (such anticipated repayment date, the “ARD”), in an offering exempt from registration under the Securities Act. We intend to use the proceeds from the offering of the Fiber Term Notes for, among other things, general corporate purposes, including potential investments or expenditures, such as capital expenditures and research and development, in line with our fiber expansion and copper migration strategies. In addition, we used a portion of the proceeds to retire and defease certain outstanding indebtedness of our subsidiary Frontier Southwest Incorporated.

The Fiber Term Notes were issued as part of a securitization transaction, pursuant to which the Company’s fiber network assets and associated customer contracts in certain neighborhoods in the Dallas, Texas metropolitan area were contributed to AssetCo, a direct, wholly-owned subsidiary of Frontier Issuer. The Fiber Term Notes are secured by these fiber assets and associated customer contracts. The assets of Frontier Issuer, AssetCo and the other securitization entities are available to satisfy only the obligations owed under the Fiber Term Notes and are not available to any other creditors of the Company or its affiliates. The Fiber Term Notes were issued pursuant to an indenture, dated as of August 8, 2023 (the “Base

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Indenture”), as supplemented by the Series 2023-1 Supplement thereto, dated as of August 8, 2023 (the “Series 2023-1 Supplement”), in each case entered into by and among the Issuer, Frontier Dallas TX Fiber 1 LLC (“AssetCo”) and Citibank, N.A. as the indenture trustee (the “Trustee”).

The Base Indenture, together with the Series 2023-1 Supplement and Series 2023-2 Supplement, and any other series supplements to the Base Indenture, are referred to herein as the “Fiber Term Notes Indenture.”

The table below sets forth the material terms of Fiber Term Notes as of December 31, 2023:

Security	Issue Date	Amount Outstanding	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
Series 2023-1, Class A-2 term notes	August 8, 2023	$1,119,000,000	6.60%	July 20, 2028	August 20, 2053
Series 2023-1, Class B term notes	August 8, 2023	$155,000,000	8.30%	July 20, 2028	August 20, 2053
Series 2023-1, Class C term notes	August 8, 2023	$312,000,000	11.50%	July 20, 2028	August 20, 2053

(1) If Frontier Issuer has not repaid or refinanced any Fiber Term Note prior to the monthly payment date in July of 2028, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such note of the United States Treasury Security having a remaining term closest to 10 years plus (B) 5.00% plus (C) the post-ARD note spread applicable to such Note.

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

Securitized Financing Facility

In connection with the Fiber Term Notes, Frontier Issuer entered into a financing facility for the issuance of up to $500 million in Series 2023-2 Secured Fiber Network Revenue Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes”).  Frontier Issuer had not drawn on the Variable Funding Notes as of December 31, 2023.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Defeasance of Notes

During 2023, the Company extinguished $53 million of notes issued by its subsidiary Frontier Southwest Incorporated and transferred assets to an escrow account to pay the future interest and principal on the remaining $47 million of notes, which remain on the Company’s balance sheet as outstanding debt and restricted assets.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the property in our financial statements and no gain or loss was recognized. An obligation of $53 million is included in our consolidated balance sheet within “Other liabilities” as of December 31, 2023 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 11 for additional details.

(10) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions. It also includes professional fees related to our Chapter 11 Cases that were incurred after the emergence date as well as professional fees related to our restructuring and transformation that were incurred prior to the Petition Date.

During 2023, we incurred $73 million in restructuring charges and other costs consisting of $65 million of severance and employee costs resulting from workforce reductions, and $8 million of costs related to other restructuring activities.

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

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at December 31, 2021	$7
Severance expense	44
Other costs	55
Cash payments during the period	(97)
Balance at December 31, 2022	$9
Severance expense	65
Other costs	8
Cash payments during the period	(72)
Balance at December 31, 2023	$10

((

(11) Leases:

We have operating and finance leases for certain facilities and equipment used in our operations. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

We have recognized a right-of-use asset for both operating and finance leases, and a corresponding lease liability that represents the present value of our obligation to make payments over the lease term.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of lease cost are as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$25	$19	$13	$7
Interest on lease liabilities	16	9	6	4
Finance lease cost	41	28	19	11
Operating lease cost (1)	61	62	38	19
Sublease income	(15)	(12)	(11)	(4)
Total lease cost	$87	$78	$46	$26

(1)Includes short-term lease costs of $2 million for the year ended December 31, 2023, $3 million for the year ended December 31, 2022, $1 million for the four months ended April 30, 2021, and $2 million for the eight months ended December 31, 2022. Includes variable lease costs of $5 million for the year ended December 31, 2023, $5 million for the year ended December 31, 2022, $2 million for the four months ended April 30, 2021, and $4 million for the eight months ended December 31, 2021.

Supplemental balance sheet information related to leases is as follows:

($ in millions)	December 31, 2023		December 31, 2022

Operating right-of-use assets	$181	(1)	$187	(1)
Finance right-of-use assets	$179	(2)	$121	(2)

Operating lease liabilities	$195	(3)	$213	(3)
Finance lease liabilities	$209	(4)	$133	(4)

Operating leases:
Weighted-average remaining lease term	7.72	years	8.42	years
Weighted-average discount rate	5.92%		5.87%

Finance leases:
Weighted-average remaining lease term	10.72	years	12.81	years
Weighted-average discount rate	7.18%		8.53%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our December 31, 2023 consolidated balance sheets.

(3)This amount represents $41 million and $154 million, and $42 million and $171 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2023 and 2022 consolidated balance sheets.

(4)This amount represents $28 million and $181 million, and $18 million and $115 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2023 and 2022 consolidated balance sheets.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases is as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Cash paid for amount included in the measurement of lease liabilities, net of amounts received as revenue:
Operating cash flows provided by operating leases	$62	$63	$63	$21
Operating cash flows used by operating leases	$(61)	$(62)	$(38)	$(14)
Operating cash flows used by finance leases	$(15)	$(9)	$(6)	$(5)
Financing cash flows used by finance leases	$(25)	$(19)	$(13)	$(7)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$36	$44	$10	$8
Finance leases	$60	$4	$25	$-

Lessee

For lessee agreements, we elected to apply the short-term lease recognition exemption for all leases that qualify and as such, does not recognize assets or liabilities for leases with terms of less than twelve months, including existing leases at transition. We elected not to separate lease and non-lease components.

We have operating and finance leases for administrative and network properties, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 83 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year.

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2023:

	Successor
	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2024	$38	$37
2025	35	34
2026	32	32
2027	27	27
2028	24	21
Thereafter	60	111
Total lease payments	216	262
Less: imputed interest	(21)	(53)
Present value of lease liabilities	$195	$209

Lessor

We are the lessor for operating leases of towers, datacenters, corporate offices, and certain equipment. Our leases have remaining lease terms of 1 year to 62 years, some of which include options to extend the leases, and some of which include options to terminate the leases within 1 year. None of these leases include options for our lessees to purchase the underlying asset.

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

We, as a lessor, recognized revenue of $62 million for the year ended December 31, 2023, $63 million for the year ended December 31, 2022, $21 million for the four months ended April 30, 2021, $42 million for the eight months ended December 31, 2021.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2023:

Successor
Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2024	$4
2025	4
2026	4
2027	4
2028	3
Thereafter	2
Total lease payments from customers	$21

(12) Investment and Other Income (Loss), Net:

The components of investment and other income (loss), net are as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Interest and dividend income	$87	$42	$1	$-
Pension benefit	19	75	52	6
OPEB costs	(9)	(18)	(50)	(4)
OPEB remeasurement (loss) gain	(3)	248	-	-
Pension remeasurement gain	202	218	-	-
All other, net	(18)	(11)	(8)	(1)
Total investment and other income (loss), net	$278	$554	$(5)	$1

During 2023, we amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement loses of $3 million, primarily due to discount rate changes. For the pension plan, we had a remeasurement gain of $202 million, primarily due to strong investment performance during 2023.

During 2022, we recorded an actuarial gain of $248 million as a result of remeasurements due to amendments in the medical coverage for certain postretirement benefit plans, discount rate changes, as well as regular period end remeasurements. As a result of pension settlement charges incurred during 2023, we had a remeasurement gain of $218 million, which included period end remeasurement. Refer to Note 19 for further details.

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of income.

(13) Capital Stock:

Our authorized capital stock consists of 1,750 million shares of common stock, par value $0.01 per share and 50 million shares of preferred stock, par value $0.01 per share. As of December 31, 2023, approximately 246 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Stock Plans:

Upon emergence the Frontier Communications Parent, Inc. 2021 Management Incentive Plan (the “2021 Incentive Plan”) was approved and adopted by the Board. The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock have been reserved for issuance. As of December 31, 2023, approximately 4,309,000 shares were available to grant under the Emergence LTI Program.

Successor Plans - The 2021 Incentive Plan

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at April 30, 2021	-	$	$-
Restricted stock granted	2,578	$28.66	$75
Restricted stock vested	(21)	$28.44	$-
Restricted stock forfeited	(74)	$28.52
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	1,104	$25.80	$28
Restricted stock vested	(892)	$25.81	$(23)
Restricted stock forfeited	(181)	$25.88
Balance at December 31, 2022	2,514	$25.78	$64
Restricted stock granted	1,373	$23.11	$35
Restricted stock vested	(1,225)	$25.77	$(31)
Restricted stock forfeited	(194)	$24.97
Balance at December 31, 2023	2,468	$24.37	$63

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2022 and 2023 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2023 was $36 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $38 million and $34 million, for the years ended December 31, 2023, and 2022, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

Under the 2021 Incentive Plan, a target number of performance units (“PSU”) are awarded to each participant with respect to the three year performance period (the “Measurement Period”). The performance metrics under the 2021 PSU awards consist of targets for (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration. In addition, there is an overall relative total shareholder return (TSR)” modifier, which is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric, plus the effect of the TSR modifier. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three year Measurement Period. The payout of the 2021 PSUs can range from 0% to a maximum award payout of 300% of the target units. The payout of the 2022 PSUs can range from 0% to a maximum award payout of 200% of the target units. The payout of the 2023 PSUs can range from 0% to a maximum award payout of 200% of the target units.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2021 Incentive Plan:

2021 Incentive Plan
		Weighted Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at April 30, 2021	-	$-
Target performance shares awarded, net	3,157	$25.62 (2)
Target performance shares forfeited	(13)	$25.61
Balance at January 1, 2022	3,144	$25.62
Target performance shares awarded, net	388	$25.66 (3)
Target performance shares forfeited	(47)
Balance at December 31, 2022	3,485	$25.62
Target performance shares awarded, net	1,040	$24.36
Target performance shares forfeited	(38)
Balance at December 31, 2023	4,487	$25.33

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

(2) Approximately 1.1 million shares included in this award were granted in 2021 with a grant date fair value of $30.85 per share. Approximately 2.1 million shares were granted in 2022 with a grant date fair value price of $27.22 per share.

(3) Approximately 0.2 million shares included in this award were granted in 2022 with a grant date fair value of $26.81 per share. Approximately 0.2 million shares have been granted as of December 31, 2023 with a grant date fair value of $23.95 per share.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. In 2023 and 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $69 million and $47 million, respectively related PSU awards.

Non-Employee Director Equity Compensation

Non-employee directors receive $250,000 of annual core compensation which includes $150,000 of RSUs granted annually. In both 2023 and 2022, we recognized $1 million in stock-based compensation expense related to non-employee director units.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock

The following summary presents information regarding unvested restricted stock with regard to restricted stock under the 2017 EIP:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at December 31, 2020 (Predecessor)	304	$	$-
Restricted stock granted	-	$-	$-
Restricted stock vested	(41)	$8.23	$-
Restricted stock forfeited	(109)	$8.23
Balance at April 30, 2021 (Predecessor)	154	$5.38	$-
Cancellation of restricted stock	(154)	$-	$-
Balance at April 30, 2021 (Predecessor)	-	$-	$-

Compensation expense was $(1) million for the four months ended April 30, 2021.

(15) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	ended December 31,	December 31,	ended December 31,	ended April 30,
	2023	2022	2021	2021

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal income tax benefit	13.7	4.8	3.1	0.5
Tax reserve adjustment	-	0.6	0.1	-
Fresh start and reorganization adjustments	-	-	-	(24.9)
Changes in certain deferred tax balances	23.4	(0.5)	(8.2)	-
Nondeductible Executive Compensation under Sec. 162(m)	12.2	2.0	-	-
Sec. 162(f) nondeductible penalties	3.1	0.3	-	-
All other, net	1.9	(1.8)	1.2	0.3
Effective tax rate	75.3%	26.4%	17.2%	(3.1)%

Under ASC 740 – 270, income tax expense for the four months ended April 30, 2021, is based on the actual year to date effective tax rate for the first four months of the year inclusive of the impact of the fresh start and reorganization adjustments. Income tax expense for the eight months ended December 31, 2022 is based on the actual year to date effective tax rate for the successor period.

Other Tax Items

As of December 31, 2023, $8 million of expected income tax refunds are included in “Income taxes and other current assets” and $13 million of expected income tax receivable are included in “other assets” in the consolidated balance sheet.

In 2023, we paid net zero federal and state income tax. In 2022, we paid net federal and state income tax totaling $8 million. For the four months ended April 30, 2021 and the eight months ended December 31, 2021, we paid net federal and state income tax amounting to $9 million and $28 million, respectively.

The Company reviewed the requirements of the Corporate Alternative Minimum Tax under the Inflation Reduction Act and Notice 2023-7, and does not believe the Company is subject to this new tax.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of the net deferred income tax liability (asset) are as follows:

	December 31,	December 31,
($ in millions)	2023	2022

Deferred income tax liabilities:
Property, plant, and equipment basis differences	$1,342	$1,059
Intangibles	184	178
Deferred revenue/expense	(8)	(7)
Other, net	45	47
	$1,563	$1,277

Deferred income tax assets:
Pension liability	$48	$123
Tax operating loss carryforward	476	306
Employee benefits	83	91
Interest expense deduction
limitation carryforward	260	112
Accrued expenses	80	80
Lease obligations	111	96
Tax credit	32	14
Allowance for doubtful accounts	11	13
Other, net	(1)	25
	1,100	860
Less: Valuation allowance	(180)	(141)
Net deferred income tax asset	920	719
Net deferred income tax liability	$643	$558

Our federal net operating loss carryforward as of December 31, 2023, is estimated at $1.3 billion gross (tax effected $272 million). Some of the federal loss carryforward will begin to expire between 2036 and 2037, with $956 million gross (tax effected $201 million) carrying forward indefinitely, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2023, is estimated at $3.45 billion. A portion of our state loss carryforward will continue to expire annually through 2042, unless otherwise used.

Our federal research and development credit as of December 31, 2023, is estimated at $10 million. The federal research and development credit will begin to expire after 2041, unless otherwise used.

Our various state credits as of December 31, 2023, are estimated at $34 million. The state credits will begin to expire after 2024, unless otherwise used.

We considered positive and negative evidence in regard to evaluating certain deferred tax assets during 2023, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $228 million tax effected ($180 million net of federal benefit) was recorded as of December 31, 2023.

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

The Inflation Reduction Act was signed into law on August 16, 2022. The law contains numerous changes to tax laws effective January 1, 2023. The Company evaluated the effects of the Inflation Reduction Act and does not believe there to be a material impact in 2023 or in the future.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Income tax expense (benefit):
Current:
Federal	$-	$-	$-	$-
State	10	(7)	8	12
Total Current	10	(7)	8	12

Deferred:
Federal	58	125	(84)	(116)
State	20	40	162	(32)
Total Deferred	78	165	78	(148)
Total income tax expense (benefit)	88	158	86	(136)

Income taxes charged (credited) to equity of Frontier:
Deferred income taxes (benefits) arising from the recognition of additional pension/OPEB liability	6	8	19	-

Total income taxes charged (credited) to equity of Frontier	-	-	-	-
Total income tax expense (benefit)	$94	$166	$105	$(136)

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in our income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $5 million as of December 31, 2023, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, would not have a material impact on our effective tax rate as of December 31, 2023.

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

The following table sets forth the changes in our balance of unrecognized tax benefits:

	Successor			Predecessor
($ in millions)	December 31,	December 31,	December 31,	April 30,
	2023	2022	2021	2021

Unrecognized tax benefits - beginning of period	$5	$1	$1	$16
Gross decreases - prior period tax positions	(1)	-	-	-
Gross increases (decrease) - current period tax positions	1	4	-	(15)
Unrecognized tax benefits - end of period	$5	$5	$1	$1

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Net Income Per Common Share:

The reconciliation of the net income per common share calculation is as follows:

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
($ in millions and shares in thousands,	December 31,	December 31,	ended December 31,	ended April 30,
except per share amounts)	2023	2022	2021	2021
Net income used for
basic and diluted earnings per share:
Net income attributable to Frontier common shareholders	$29	$441	$414	$4,541
Less: Dividends paid on unvested restricted stock awards	-	-	-	-
Total basic net income attributable to
Frontier common shareholders	$29	$441	$414	$4,541

Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income attributable to
Frontier common shareholders	$29	$441	$414	$4,541

Basic earnings per share:
Total weighted average shares and
unvested restricted stock awards outstanding - basic	245,517	244,781	244,405	104,799
Less: Weighted average unvested restricted stock awards	-	-	-	(215)
Total weighted average shares outstanding - basic	245,517	244,781	244,405	104,584

Basic net income per share attributable
to Frontier common shareholders	$0.12	$1.80	$1.69	$43.42

Diluted earnings per share:
Total weighted average shares outstanding - basic	245,517	244,781	244,405	104,584
Effect of dilutive units	2,330	-	1,480	340
Effect of dilutive restricted stock awards	612	499	-	-
Total weighted average shares outstanding - diluted	248,459	245,280	245,885	104,924

Diluted net income per share attributable to Frontier common shareholders	$0.12	$1.80	$1.68	$43.28

In calculating diluted net income per common share for the years ended December 31, 2023, 2022, and 2021 the effect of certain PSUs is excluded from the computation as the respective performance metrics have not been satisfied.

Stock Units

As of December 31, 2023, and 2022 there were no stock units outstanding. As of April 30, 2021, there were 339,544 stock units issued under Old Frontier director and employee compensation plans that were included in the diluted EPS calculation for the four months ended April 30, 2021 as the effect would be dilutive.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Comprehensive Income:

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive income, net of tax, are as follows:

($ in millions)	Pension Costs	OPEB Costs	Total
Balance at December 31, 2020 (Predecessor) (1)	$(699)	$(56)	$(755)
Other comprehensive income
before reclassifications	270	74	344
Amounts reclassified from accumulated other
comprehensive loss to net loss	19	(4)	15
Net current-period other comprehensive income	289	70	359
Cancellation of Predecessor equity	(410)	14	(396)
Balance at April 30, 2021 (Predecessor) (1)	-	-	-

Balance at April 30, 2021 (Successor) (1)	$-	$-	$-
Other comprehensive income
before reclassifications	-	64	64
Amounts reclassified from accumulated other
comprehensive income to net loss	-	(4)	(4)
Net current-period other comprehensive income	-	60	60
Balance at December 31, 2021 (Successor) (1)	$-	$60	$60
Other comprehensive income
before reclassifications	-	30	30
Amounts reclassified from accumulated other
comprehensive income to net income	-	(11)	(11)
Net current-period other comprehensive
income	-	19	19
Balance at December 31, 2022 (Successor) (1)	$-	$79	$79
Other comprehensive income
before reclassifications	-	34	34
Amounts reclassified from accumulated other
comprehensive income to net income	-	(17)	(17)
Net current-period other comprehensive
income	-	17	17
Balance at December 31, 2023 (Successor) (1)	$-	$96	$96

(1)Pension and OPEB amounts are net of deferred tax balances of $29 million, $23 million, $15 million, and $234 million as of December 31, 2023, 2022, 2021, and 2020, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (1)
	Successor			Predecessor

Details about Accumulated Other	For the year ended	For the year ended	For the eight months	For the four months	Affected line item in the
Comprehensive Loss Components	December 31,	December 31,	ended December 31,	ended April 30,	statement where net
($ in millions)	2023	2022	2021	2021	income (loss) is presented
Amortization of Pension Cost Items(2)
Reclassifications of actuarial losses, pretax	$-	$-	$-	$(24)	Loss before income taxes
Tax Impact	-	-	-	5	Income tax benefit
Reclassifications, net of tax	$-	$-	$-	$(19)	Net loss

Amortization of OPEB Cost Items(2)
Prior-service credits (costs)	$22	$13	$5	$10
Actuarial gains (losses)	-	-	-	(5)
Reclassifications, pretax	22	13	5	5	Income before income taxes
Tax impact	(5)	(2)	(1)	(1)	Income tax expense
Reclassifications, net of tax	$17	$11	$4	$4	Net gain

(1)Amounts in parentheses indicate losses.

(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 19 - Retirement Plans for additional details).

(18) Segment Information:

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

As of December 31, 2023, 2022 and 2021, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of the technique described above, we are utilizing a discount rate of 5.20% as of December 31, 2023 for our qualified pension plan, compared to rates of 5.50% and 2.90% in 2022 and 2021, respectively. The discount rate for postretirement plans as of December 31, 2023 was 5.20% compared to 5.50% in 2022 and 3.00% in 2021.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 35% in long-duration fixed income securities, and 65% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2023 and 2022. For 2024, we expect to assume a rate of return of 7.50%. Our pension plan assets are valued at fair value as of the measurement date. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

During 2023, we capitalized $18 million of pension and OPEB expense into the cost of our capital expenditures as the costs relate to our engineering and plant construction activities. During 2022, we capitalized $21 million of pension and OPEB expense into the cost of our capital expenditures as the costs relate to our engineering and plant construction activities. During the four months of April 30, 2021, and the eight months ended December 31, 2021, we capitalized $7 million and $15 million, respectively, of pension and OPEB expense.

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets at the end of each period, and the components of total pension benefit cost for each period:

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2023	2022

Change in projected benefit obligation (PBO)
PBO at the beginning of the period	$2,510	$3,477
Service cost	51	69
Interest cost	129	106
Actuarial gain	(44)	(867)
Benefits paid	(204)	(75)
Settlements	-	(200)
PBO at the end of the period	$2,442	$2,510

Change in plan assets
Fair value of plan assets at the beginning of the period	$2,033	$2,655
Actual return on plan assets	305	(523)
Employer contributions	134	176
Settlements	-	(200)
Benefits paid	(204)	(75)
Fair value of plan assets at the end of the period	$2,268	$2,033

Funded status	$(174)	$(477)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-
Pension and other postretirement benefits - noncurrent	$(174)	$(477)
Accumulated other comprehensive loss	$-	$-

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Components of total pension benefit cost (income)
Service cost	$51	$69	$53	$32
Interest cost on projected benefit obligation	129	106	69	31
Expected return on plan assets	(148)	(181)	(127)	(61)
(Gain) / loss recognized	(202)	(218)	6	-
Amortization of unrecognized loss	-	-	-	24
Net periodic pension benefit cost (income)	(170)	(224)	1	26
Pension settlement costs	-	55	-	-
Total pension benefit cost (income)	$(170)	$(169)	$1	$26

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. These payments are recorded as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

During 2023, lump sum pension payments to terminated or retired individuals amounted to $129 million. As we did not exceed the settlement threshold of $180 million, we did not recognize any non-cash settlement charges for 2023.

During 2023, we had actuarial gains of $44 million, driven by favorable lump sum conversion interest rates and cash balance interest crediting rates and updated census data to January 1, 2023, offset by a decrease of 30 basis points in the discount rate. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

During 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $200 million, which exceeded the settlement threshold of $175 million, and as a result, we recognized non-cash settlement charges totaling $55 million during the period. During 2022, we had actuarial gains of $867 million, driven by an increase of 260 basis points in the discount rate, favorable lump sum annuity conversion interest rates and cash balance interest crediting rates, and updated census data to January 1, 2022. Upon emergence from bankruptcy, Frontier revised its accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of income.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The plan’s weighted average asset allocations at December 31, 2023 and 2022 by asset category are as follows:

	2023	2022
Asset category:
Equity securities	49%	58%
Debt securities	40%	30%
Alternative and other investments	11%	12%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2024	$238
2025	237
2026	232
2027	227
2028	226
2029-2033	1,049
Total	$2,209

We made pension plan contributions of $134 million and $176 million, in 2023 and 2022, respectively.

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

Assumptions used in the computation of annual pension costs and valuation of the beginning/end of period obligations were as follows:

	12/31/2023	12/31/2022	12/31/2021	4/30/2021
Discount rate - used at period end to value obligation	5.20%	5.50%	2.90%	3.10%
Discount rate - used at beginning of period to compute annual cost	5.50%	2.90%	3.10%	2.60%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	2.00%	2.00%

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2023 and 2022 and the components of total postretirement benefit cost for the years ended December 31, 2023, 2022 and 2021.

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2023	2022

Change in benefit obligation
Benefit obligation at the beginning of the period	$606	$897
Service cost	8	13
Interest cost	31	31
Plan amendments	(45)	(41)
Plan participants' contributions	11	10
Actuarial (gain) loss	3	(248)
Benefits paid	(53)	(56)
Benefit obligation at the end of the period	$561	$606

Change in plan assets
Fair value of plan assets at the beginning of the period	$-	$-
Plan participants' contributions	11	10
Employer contribution	42	46
Benefits paid	(53)	(56)
Fair value of the plan assets at end of the period	$-	$-

Funded status	$(561)	$(606)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(38)	$(39)
Pension and other postretirement benefits - noncurrent	$(523)	$(567)
Accumulated other comprehensive gain	$(125)	$(102)

	Successor			Predecessor
	For the year ended	For the year ended	For the eight months	For the four months
	December 31,	December 31,	ended December 31,	ended April 30,
($ in millions)	2023	2022	2021	2021

Components of total postretirement benefit cost / (income)
Service cost	$8	$13	$11	$7
Interest cost on projected benefit obligation	31	31	18	9
Amortization of prior service credit	(22)	(13)	(5)	(10)
(Gain) loss recognized	3	(248)	37	-
Amortization of unrecognized (gain) loss	-	-	-	5
Net periodic postretirement benefit cost / (income)	20	(217)	61	11
Gain on disposal, net	-	-	-	-
Total postretirement benefit cost / (income)	$20	$(217)	$61	$11

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2023, we amended the medical coverage for certain postretirement benefit plans, which necessitated remeasurements of our OPEB obligations. These remeasurements along with the period end remeasurement resulted in the recognition of a net actuarial loss of $3 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement dates, offset by updated census data to January 1, 2023.. Upon emergence from bankruptcy, we revised our accounting policy to recognize actuarial gains and losses in the period in which they occur. As such, this loss was recorded in “Investment and other income, net” on our consolidated statements of income. The remeasurements of our OPEB obligations during 2023 due to the amendments to the medical coverage for certain postretirement benefit plans also resulted in remeasurement of prior service credits of $45 million which were deferred in Accumulated comprehensive income as December 31, 2023.

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

As part of the fresh start accounting, we remeasured our net OPEB obligation as of April 30, 2021, resulting in actuarial gains of $99 million primarily driven by an increase in the discount rates used to measure our OPEB plans reduction when compared to December 31, 2020. The decrease in the discount rate from April 30, 2021 to December 31, 2021 primarily resulted in the actuarial loss of $37 million at December 31, 2021. During the eight months ended December 31, 2021, we amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurements of our other postretirement benefit obligation and prior service credits of $79 million which were deferred in Accumulated comprehensive income as December 31, 2021.

Assumptions used in the computation of annual OPEB costs and valuation of the beginning/end of period OPEB obligations were as follows:

	12/31/2023	12/31/2022	12/31/2021	4/30/2021
Discount rate - used at period end to value obligation	5.20%	5.50%	3.00%	3.30%
Discount rate - used to compute annual cost	5.00% - 6.40%	3.00% - 5.60%	2.80% - 3.30%	2.60% - 2.80%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2024	$39	$-	$39
2025	40	-	40
2026	42	-	42
2027	43	-	43
2028	45	-	45
2029-2033	238	-	238
Total	$447	$-	$447

For purposes of measuring year-end benefit obligations, we used, depending on medical plan coverage for different retiree groups, a 6.75% annual rate of increase in the per-capita cost of covered medical benefits, gradually decreasing to 4.75% in the year 2032 and remaining at that level thereafter.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (income) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2023 and 2022 are as follows:

	OPEB
($ in millions)	2023	2022
Prior service credit	$(125)	$(102)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2023 and 2022 are as follows:

	For the year ended	For the year ended
OPEB	December 31,	December 31,
($ in millions)	2023	2022

Accumulated other comprehensive gain at
the beginning of the period	$(102)	$(75)

Prior service credit amortized during the period	22	13
Prior service credit occurring during the period	(45)	(40)
Net amount recognized in comprehensive
loss for the period	(23)	(27)
Accumulated other comprehensive gain at
end of the period	$(125)	$(102)

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $37 million in 2023, $38 million in 2022, $14 million for the four months ended April 30, 2021and $25 million for the eight months ended December 31, 2021, respectively.

(20) Fair Value of Financial Instruments:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent our pension plan assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$128	$128	$-	$-
Government Obligations	300	-	300	-
Corporate and Other Obligations	160	-	160	-
Equities	90	90	-	-
Interest in Limited Partnerships and
Limited Liability Companies	162	-	-	162
Commingled Funds	1,310		1,310
Total investments at fair value	$2,150	$218	$1,770	$162
Interest in Registered Investment Companies (1)	54
Interest in Limited Partnerships and
Limited Liability Companies (1)	81
Interest and Dividend Receivable	5
Due from Broker for Securities Sold	11
Value of Funds Held in Insurance Co.	5
Due to Broker for Securities Purchased	(38)
Total Plan Assets, at Fair Value	$2,268

	Fair Value Measurements at December 31, 2022
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$67	$67	$-	$-
Government Obligations	62	-	62	-
Corporate and Other Obligations	289	-	289	-
Equities	136	136	-	-
Interest in Registered Investment Companies (1)	48	48	-	-
Interest in Limited Partnerships and
Limited Liability Companies	156	-	-	156
Total investments at fair value	$758	$251	$351	$156
Commingled Funds (1)	1,252
Interest and Dividend Receivable	4
Due from Broker for Securities Sold	54
Value of Funds Held in Insurance Co.	5
Due to Broker for Securities Purchased	(40)
Total Plan Assets, at Fair Value	$2,033

(1)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 19 - Retirement Plans.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2023 and 2022:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2023	2022
Balance at beginning of year	$156	$165
Realized gains	13	14
Unrealized gains	6	(9)
Purchases	-	-
Sales and distributions	(13)	(14)
Balance at end of year	$162	$156

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2023:

		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited Liability Companies (2)

426 E. Casino Road, LLC (1)	$18	N/A	7.00%
100 Comm Drive, LLC (1)	10	N/A	8.25%
100 CTE Drive, LLC (1)	12	N/A	9.75%
6430 Oakbrook Parkway, LLC (1)	28	N/A	7.50%
8001 West Jefferson, LLC (1)	24	N/A	9.00%
1500 MacCorkle Ave SE, LLC (1)	14	N/A	9.25%
400 S. Pike Road West, LLC (1)	1	N/A	9.00%
601 N. US 131, LLC (1)	1	N/A	9.50%
9260 E. Stockton Blvd., LLC (1)	7	N/A	7.75%
120 E. Lime Street, LLC (1)	10	N/A	9.00%
610 N. Morgan Street, LLC (1)	37	N/A	8.50%
Total Interest in Limited Partnerships and Limited Liability Companies	$162

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

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2023 and 2022. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	2023		2022
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Total debt	$11,231	$10,712	$8,963	$8,079

(21) Commitments and Contingencies:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Frontier has been named as a defendant in various intellectual property disputes. In each case, we have denied the allegations and are mounting a vigorous defense. We have accrued an amount for potential damages that we deem probable and reasonably estimable. We do not expect that any potential damages, if ultimately incurred, will be material.

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

In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in our current 25 states in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, the FCC has been reviewing carriers’ CAF II program completion data, and if the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain fines, requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations.

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

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provides qualified customers up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill. Frontier is a participating provider in the ACP program. Absent additional funding, at present pace, the ACP funds are projected by the FCC to exhaust in April of 2024.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2023, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $857 million is related to accounts payable. As of December 31, 2022, we had total “Accounts payable and accrued liabilities” of $1.4 billion, of which $1.2 billion is related to accounts payable.

We have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of December 31, 2023, we had $263 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets, of which $255 million is associated with capital expenditures. For the year ended December 31, 2023 we have made $5 million in vendor financing payments, of which $4 million is related to capital expenditures and $1 million is related to operating expenses.

We are party to contracts with several unrelated long-distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

At December 31, 2023, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2024	$204
2025	125
2026	2
2027	1
2028	-
Thereafter	-
Total	$332

At December 31, 2023, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$29
AIG Insurance	28
Zurich	124
Total (1)	$181

(1)At December 31, 2023, we had total letters of credit outstanding of $358 million, of which, $56 million was used for various Federal

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