Form 10-Q
period 2024-03-31
Frontier Communications Parent, Inc.
filed 2024-05-03
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 248,552,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,296	$1,125
Short-term investments	225	1,075
Accounts receivable, less allowances of $64 and $53, respectively	447	446
Prepaid expenses	64	67
Income taxes and other current assets	49	68
Total current assets	2,081	2,781

Property, plant and equipment, net	14,296	13,933
Other intangibles, net	3,505	3,585
Other assets	315	394
Total assets	$20,197	$20,693

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable and accrued liabilities	884	1,103
Advanced billings	196	182
Accrued other taxes	122	118
Accrued interest	183	126
Pension and other postretirement benefits	38	38
Other current liabilities	502	693
Total current liabilities	1,940	2,275

Deferred income taxes	641	643
Pension and other postretirement benefits	563	697
Other liabilities	554	553
Long-term debt	11,240	11,246
Total liabilities	14,938	15,414

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 248,547 and 245,813 shares issued and outstanding at March 31, 2024 and
December 31, 2023, respectively)	2	2
Additional paid-in capital	4,281	4,297
Retained earnings	885	884
Accumulated other comprehensive income, net of tax	91	96
Total equity	5,259	5,279
Total liabilities and equity	$20,197	$20,693

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenue	$1,462	$1,440

Operating expenses:
Cost of service	522	542
Selling, general, and administrative expenses	428	417
Depreciation and amortization	388	330
Restructuring costs and other charges	34	8
Total operating expenses	1,372	1,297

Operating income	90	143

Investment and other income, net (See Note 10)	112	2
Interest expense	(199)	(141)

Income before income taxes	3	4
Income tax expense	2	1

Net income	$1	$3

Basic net earnings per share
attributable to Frontier common shareholders	$0.00	$0.01

Diluted net earnings per share
attributable to Frontier common shareholders	$0.00	$0.01

Total weighted average shares outstanding - basic	246,301	245,081

Total weighted average shares outstanding - diluted	247,040	246,425

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in millions)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023

Net income	$1	$3
Other comprehensive (loss) income, net of tax	(5)	4

Comprehensive (loss) income	$(4)	$7

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259

	For the three months ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2024	2023

Cash flows provided from (used by) operating activities:
Net income	$1	$3
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	388	330
Pension / OPEB special termination benefit enhancements	7	-
Stock-based compensation expense	26	24
Amortization of premium	(5)	(7)
Bad debt expense	9	7
Other adjustments	4	1
Deferred income taxes	-	-
Change in accounts receivable	(9)	2
Change in long-term pension and other postretirement liabilities	(146)	(7)
Change in accounts payable and other liabilities	27	30
Change in prepaid expenses, income taxes, and other assets	33	6
Net cash provided from operating activities	335	389

Cash flows provided from (used by) investing activities:
Capital expenditures	(666)	(1,154)
Purchase of short-term investments	-	(225)
Sale of short-term investments	850	1,075
Other	2	-
Net cash provided from (used by) investing activities	186	(304)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(4)	(4)
Net proceeds from long-term debt borrowings	-	750
Payments of vendor financing	(363)	-
Financing costs paid	-	(13)
Finance lease obligation payments	(7)	(5)
Taxes paid on behalf of employees for shares withheld	(43)	(3)
Other	(6)	-
Net cash (used by) provided from financing activities	(423)	725

Increase in cash, cash equivalents, and restricted cash	98	810
Cash, cash equivalents, and restricted cash at January 1,	1,239	322
Cash, cash equivalents, and restricted cash at March 31,	$1,337	$1,132

Supplemental cash flow information:
Cash paid during the period for:
Interest	$149	$83
Income tax (refund) payments, net	$(13)	$5

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.0 million broadband subscribers and approximately 13,200 employees, operating in 25 states. We were incorporated in 1935, originally under the name of Citizens Utilities Company and known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

b)Basis of Presentation and Use of Estimates:

Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial statements include the accounts of Frontier Communications Parent, Inc., all consolidated subsidiaries and variable interest entities of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income, and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended March 31, 2024, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

d)Cash Equivalents and Restricted Cash:

We consider all liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors and collateral for debt arrangements.

At March 31, 2024, the Company had $41 million in restricted cash. Pursuant to the terms of the Company’s securitized financing facility and secured fiber network revenue term notes, as described in Note 8, restricted cash is held in securitization escrow accounts. As of March 31, 2024, approximately $40 million is current restricted cash held for the purpose of paying interest and certain fees. In addition, as of March 31, 2024, we had approximately $1 million in noncurrent restricted cash to satisfy a portion of the required liquidity reserve amount, related to the securitization transaction.

e) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving liquidity to fund the investment as required.

As of March 31, 2024, short-term investments of $225 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between April 25, 2024, and May 2, 2024, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated. As of March 31, 2024, this balance was approximately $62 million and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 8 for further details.

f) Revenue Recognition:

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

In June 2015, we accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. The seven-year funding term ended on December 31, 2021. The FCC is reviewing carriers’ CAF II program completion data, and if the FCC determines that we did not satisfy certain applicable CAF Phase II requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. We have accrued an amount for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated, and we do not expect that any potential penalties, if ultimately incurred, will be material.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

g)Property, Plant and Equipment:

Property, plant, and equipment are stated at original cost, including capitalized interest, or fair market value as of the date of acquisition for acquired properties. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retirements is charged against accumulated depreciation.

h)Definite Lived Intangible Assets:

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

(i)Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

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

j)Lease Accounting:

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

k) Income Taxes and Deferred Income Taxes:

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

l) Stock Plans:

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

ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to reportable segment disclosures. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

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

The following tables provide a summary of revenues, by category.

	For the three months ended March 31,
($ in millions)	2024	2023

Data and Internet services	$947	$862
Voice services	321	356
Video services	94	117
Other	84	83
Revenue from contracts with customers (1)	1,446	1,418
Subsidy and other revenue	16	22
Total revenue	$1,462	$1,440

	For the three months ended March 31,
($ in millions)	2024	2023

Consumer	$787	$761
Business and wholesale	659	657
Revenue from contracts with customers (1)	1,446	1,418
Subsidy and other revenue	16	22
Total revenue	$1,462	$1,440

(1)Includes lease revenue of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$17
Revenue recognized included in opening contract balance	(8)	(5)
Credits granted, excluding amounts recognized as revenue	8	3
Reclassified between current and noncurrent	-	-
Balance at March 31, 2024	$33	$15

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$27	$17
Revenue recognized included in opening contract balance	(9)	(3)
Credits granted, excluding amounts recognized as revenue	10	5
Reclassified between current and noncurrent	2	(2)
Balance at March 31, 2023	$30	$17

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2024 (remaining nine months)	$437
2025	202
2026	104
2027	21
2028	11
Thereafter	5
Total	$780

(4) Accounts Receivable:

The components of accounts receivable, net at March 31, 2024 and December 31, 2023 are as follows:

($ in millions)	March 31, 2024	December 31, 2023
Retail and Wholesale	$448	$438
Other	63	61
Less: Allowance for doubtful accounts	(64)	(53)
Accounts receivable, net	$447	$446

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

The provision for bad debts was $9 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.

Approximately $154 million and $143 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of March 31, 2024, and December 31, 2023, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended March 31, 2024 was as follows:

($ in millions)
Balance at December 31, 2023	$53
Provision for bad debt	9
Amounts charged to revenue	12
Write offs charged against the allowance	(10)
Balance at March 31, 2024	$64

(5) Property, Plant and Equipment:

Property, plant and equipment, net at March 31, 2024 and December 23, 2023 are as follows:

($ in millions)	March 31, 2024	December 31, 2023
Property, plant and equipment	$16,986	$16,324
Less: Accumulated depreciation	(2,690)	(2,391)
Property, plant and equipment, net	$14,296	$13,933

As of March 31, 2024, our materials and supplies were $549 million, as compared to $594 million as of December 31, 2023. Components of this include fiber, network electronics, and customer premises equipment.

During the three months ended March 31, 2024, our capital expenditures were $666 million which included a net decrease of $156 million due to changes in accounts payable and accrued liabilities from December 31, 2023.  In addition, during the three months ended March 31, 2024, our vendor financing payments were $363 million, a net decrease of $205 million from December 31, 2023.  As of March 31, 2024, there was $500 million in “Accounts payable and accrued liabilities”, for payables associated with capital expenditures, and $50 million included in “Other current liabilities” for vendor financing payables associated with capital expenditures. For the three months ended March 31, 2024, we had capitalized interest of $12 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2024	2023

Depreciation expense	$308	$250

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of March 31, 2024, and 2023.

The balances of these assets as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(212)	$588	$800	$(194)	$606
Customer Relationships - Wholesale	3,491	(637)	2,854	3,491	(582)	2,909
Trademarks & Tradenames	150	(87)	63	150	(80)	70
Total other intangibles	$4,441	$(936)	$3,505	$4,441	$(856)	$3,585

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2024	2023

Amortization expense	$80	$80

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at March 31, 2024 and December 31, 2023. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2024		December 31, 2023

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,227	$10,733	$11,231	$10,712

(

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the three months ended March 31, 2024
		Principal
	January 1,	Payments	New	March 31,
($ in millions)	2024	and Retirements	Borrowings	2024

Secured debt issued by Frontier	$8,848	$(4)	$-	$8,844
Secured debt issued by subsidiaries	1,633	-	-	1,633
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,231	$(4)	$-	$11,227

Less: Debt issuance costs	(71)			(68)
Less: Current portion	(15)			(15)
Less: Debt premium / (discount)	(64)			(52)
Plus: Unamortized fair value adjustments (1)	165			148
Total Long-term debt	$11,246			$11,240

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024		December 31, 2023
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,431	9.195% (Variable)	$1,435	9.220% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,844		8,848

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 Revenue Term Notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 Revenue Term Notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 Revenue Term Notes Class C due 7/20/2028	312	11.500%	312	11.500%
Total secured debt issued by subsidiaries	1,633		1,633

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,227	7.099% (1)	$11,231	7.103% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances. The anticipated repayment date of July 2028 is used for the Series 2023-1 Revenue Term Notes, classes A-2, B, and C when calculating the weighted average.

(2) Interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated which was defeased in 2023 in connection with the closing of the securitization transaction.

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured first lien and senior secured second lien notes, and the indentures for the secured fiber network revenue term notes and secured fiber network revenue variable funding notes are contained in our Annual Report on Form 10-K including agreements filed as exhibits thereto.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $336 million of letters of credit outstanding, we had $564 million of available borrowing capacity under the Revolving Facility as of March 31, 2024.

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

During the three month period ended March 31, 2024, we incurred $34 million in restructuring charges and other costs consisting of $7 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $12 million of severance and employee costs resulting from workforce reductions, and $15 million of costs related to other restructuring activities.

During the three month period ended March 31, 2023, we incurred $8 million in restructuring charges and other costs consisting of $10 million of severance and employee costs resulting from workforce reductions, and $2 million of income related to other restructuring activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2024	$10
Severance expense	12
Other costs	22
Cash payments during the period	(30)
Balance at March 31, 2024	$14

(10) Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the three months ended March 31,
($ in millions)	2024	2023

Interest and dividend income	$18	$21
Pension benefit	12	4
OPEB costs	(1)	(3)
OPEB remeasurement gain (loss)	9	(20)
Pension remeasurement gain	74	-
Total investment and other income, net	$112	$2

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in remeasurement gains of $74 million and $9 million, respectively, for the three months ended March 31, 2024.

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

(11) Stock Plans:

Frontier Communications Parent, Inc. has one stock-based compensation plan under which grants are made and awards remain outstanding: the 2021 Management Incentive Plan (the “2021 Incentive Plan”). The 2021 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Under the 2021 Incentive Plan, 15,600,000 shares of common stock were reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of March 31, 2024, approximately 1,134,000 shares were available to grant under the Emergence LTI Program.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2024	2,468	$24.37	$63
Restricted stock units granted	1,266	$23.29	$31
Restricted stock units vested	(626)	$26.51	$(15)
Restricted stock units forfeited	(16)	$24.06
Balance at March 31, 2024	3,092	$24.65	$76

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2022, 2023, and 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2024 was $57 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 1 year.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $10 million and $8 million for the three month-periods ended March 31, 2024, and 2023, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

We currently have performance stock units (“PSU”) outstanding for the 2022, 2023 and 2024 plans.  Under these plans, a target number of PSUs are awarded to each participant with respect to a three-year performance period (“The Measurement Period”).  For the 2024 PSU plan, for example, the Measurement Period is from January 1, 2024, through December 31, 2026. The performance metrics under the 2024 PSU plan consist of (1) Adjusted Fiber EBITDA, (2) Fiber Revenue and (3) Relative Total Shareholder Return (“TSR”).  Relative TSR is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. The metrics under the 2022 and 2023 plans are (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration with an overall relative TSR modifier. For all outstanding plans, each performance metric is weighted 33.3%, and targets for each metric are set for each of the three years during the Measurement Period. Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period with a TSR modifier for the 2022 and 2023 plans. The payout of the 2022, 2023 and 2024 PSUs can range from 0% to a maximum award payout of 200% of the target units. 2021 PSU awards paid out at 126% of target on March 1, 2024.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2022 and 2023 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period. For the 2024 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of March 31, 2024, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2024 PSU awards.

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2021 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2024	4,487	$25.33
Target performance shares awarded, net	1,769	$24.35
Target performance shares vested	(3,898)	$25.62
Target performance shares forfeited	(2)	$26.61
Balance at March 31, 2024	2,356	$25.21

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the three months ended March 31, 2024, and 2023, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $16 million, respectively, related to PSU awards.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was less than $1 million for the three months ended March 31, 2024.

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended March 31,
	2024	2023

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	12.0	12.5
Federal tax refund true-up	33.2	-
Tax reserve adjustment	(0.4)	(1.9)
Tax Credit	0.7	3.9
Sec.162(m) - nondeductible Executive Compensation	(2.7)	(11.4)
All other, net	(0.1)	(3.4)
Effective tax rate	63.7%	20.7%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the first quarter of 2024, including the development of recent years of pre-tax book losses. On the basis of this

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

evaluation, a valuation allowance of $303 million ($240 million net of federal benefit) was recorded as of March 31, 2024.

(13) Net Earnings Per Share:

The reconciliation of the net income per common share calculation is as follows:

	For the three months ended March 31,
($ in millions and shares in thousands, except per share amounts)	2024	2023
Net income used for basic and diluted earnings
per share:
Total basic net income
attributable to Frontier common shareholders	$1	$3
Effect of loss related to dilutive stock units	-	-
Total diluted net income
attributable to Frontier common shareholders	$1	$3

Basic earnings per share:
Total weighted average shares and unvested restricted
stock awards outstanding - basic	246,301	245,081
Less: Weighted average unvested restricted stock awards	-	-
Total weighted average shares outstanding - basic	246,301	245,081

Basic net earnings per share
attributable to Frontier common shareholders	$0.00	$0.01

Diluted earnings per share:
Total weighted average shares outstanding - basic	246,301	245,081
Effect of dilutive performance stock awards	72	769
Effect of dilutive restricted stock awards	667	575
Total weighted average shares outstanding - diluted	247,040	246,425

Diluted net earnings per share
attributable to Frontier common shareholders	$0.00	$0.01

In calculating diluted net income per common share for the three months ended March 31, 2024 and 2023, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of March 31, 2024 and 2023, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Comprehensive (loss) Income:

Comprehensive (loss) income consists of net income and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs
Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	(5)
Net current-period other comprehensive loss	(5)
Balance at March 31, 2024 (1)	$91

OPEB
($ in millions)	Costs
Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	8
Amounts reclassified from accumulated other
comprehensive loss to net income	(4)
Net current-period other comprehensive income	4
Balance at March 31, 2023 (1)	$83

(1)OPEB amounts are net of deferred tax balances of $29 million and $23 million as of January 1, 2024 and 2023, respectively,

and $27 million and $25 million as of March 31, 2024 and 2023, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)			Affected Line Item in
	For the three months ended		the Statement Where
Details about Accumulated Other	March 31,		Net Income (Loss)
Comprehensive Loss Components	2024	2023	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$6	$5	Income (loss) before income taxes
Tax impact	(1)	(1)	Income tax benefit
	$5	$4	Net income (loss)

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended March 31,
($ in millions)	2024	2023

Components of total pension benefit cost
Service cost	$12	$13
Interest cost on projected benefit obligation	30	33
Expected return on plan assets	(42)	(37)
Pension remeasurement (gain)	(74)	-
Net periodic pension (benefit) costs	(74)	9
Pension special termination benefit enhancements	6	-
Total pension (benefit) cost	$(68)	$9

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of income.

The value of our pension plan assets increased $93 million from $2,268 million at December 31, 2023 to $2,361 million at March 31, 2024. This increase primarily resulted from changes in the market value of investments of $79 million, net of plan expenses, and contributions of $57 million, offset by benefit payments to participants of $43 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $74 million for the three months ended March 31, 2024.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first quarter of 2024, the Company recognized a charge of $6 million to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended March 31,
($ in millions)	2024	2023

Components of net periodic postretirement benefit cost
Service cost	$1	$2
Interest cost on projected benefit obligation	7	8
Amortization of prior service credit gain recognized	(6)	(5)
OPEB remeasurement (gain) loss	(9)	20
Net periodic postretirement (benefit) cost	(7)	25
OPEB special termination benefit enhancements	1	-
Total periodic postretirement (benefit) cost	$(6)	$25

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement gain of $9 million for the three months ended March 31, 2024.

In the first quarter of 2024, the Company recognized a charge of $1 million to reflect the cost of OPEB special termination benefit enhancements related to a voluntary separation plan.

In the first quarter of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement losses of $20 million, primarily due to discount rate changes.

We capitalized $4 million of pension and OPEB expense for both the three months ended March 31, 2024 and 2023, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Upon detection, we initiated our established cyber incident response protocols and took measures to contain the incident. The containment measures, which included shutting down certain of the Company’s systems, resulted in an operational disruption that could be considered material. Based on our investigation, we have determined that the third party was likely a cybercrime group, which gained access to, among other information, personally identifiable information. We believe we have contained the incident and have restored our core information technology environment and normal business operations. While we do not believe the incident is reasonably likely to materially impact our financial condition or results of operations, we continue to investigate the incident, have engaged cybersecurity experts, and have notified law enforcement authorities.

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

The FCC currently classifies fixed consumer broadband services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services imposing certain network neutrality requirements on the reclassified internet services. Frontier anticipates that the rules will be appealed in court. The reclassification rules would largely take effect 60 days after publication in the Federal Register unless enjoined by the courts. Final adoption of these rules could increase our regulatory and compliance obligations and associated costs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provided qualified customers up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill.  Funding for the ACP program will be exhausted in mid-May, 2024 and Frontier ceased participation at the end of the last full month of support - April, 2024. Absent additional funding support, Frontier will no longer provide an ACP benefit to customers.

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

As of March 31, 2024, we had total “Accounts payable and accrued liabilities” of $884 million, of which $672 million is related to accounts payable. As of December 31, 2023, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $857 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of March 31, 2024, we had $52 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets, of which $50 million is associated with capital expenditures. For the three months ended March 31, 2024 we made $363 million in vendor financing payments related to capital expenditures.

We are party to contracts with several unrelated long-distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to implement our growth strategy, our ability to comply with the covenants in the agreements governing our indebtedness, our capital expenditures, the containment of the impact on our operations of the recently disclosed cyber incident, and other matters. These statements are made based on management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions, including the recently disclosed unauthorized access by a third party to portions of our information technology environment;

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

•our reliance on a limited number of key suppliers and vendors;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds to approximately 3.0 million broadband subscribers, with approximately 13,200 employees, operating in 25 states as of March 31, 2024. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

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

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the first quarter of 2024:

•We added 322,000 fiber passings. As of March 31, 2024, we had approximately 6.8 million total locations passed with fiber.

•We added 88,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 18% as compared to the prior year period. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 31,000 total broadband customer net additions.

•Fiber revenue growth of 10%, offset copper revenue declines of 7%, resulting in overall positive revenue growth year-over-year.

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

Cyber Incident

On April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Upon detection, we initiated our established cyber incident response protocols and took measures to contain the incident. The containment measures, which included shutting down certain of the Company’s systems, resulted in an operational disruption that could be considered material. Based on our investigation, we have determined that the third party was likely a cybercrime group, which gained access to, among other information, personally identifiable information. We believe we have contained the incident and have restored our core information technology environment and normal business operations. While we do not believe the incident is reasonably likely to materially impact our financial condition or results of operations, we continue to investigate the incident, have engaged cybersecurity experts, and have notified law enforcement authorities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Overview – Operating Income

We reported operating income of $90 million and $143 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $53 million.

Operating income decreased primarily due to decreases in revenue from voice and video services, subsidy and other revenue, and increases in depreciation and amortization expenses, restructuring costs and other charges, and selling, general and administrative expenses. These factors were partially offset by an increase in data and internet services, as well as decreases in cost of service expenses, as compared to the corresponding period in 2023.

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

The following section should be read in conjunction with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company.

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three months ended March 31, 2024, as compared to the financial results for the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended March 31,
(Customer and Employee Metrics in thousands)	2024	2023	% Change

Broadband Customer Metrics (1)
Fiber Broadband
Consumer customers	1,963	1,659	18%
Business and wholesale customers	132	118	12%
Consumer net customer additions	85	84	1%
Consumer customer churn	1.24%	1.20%	3%
Consumer customer ARPU	$65.18	$61.44	6%
Copper Broadband
Consumer customers	771	987	(22)%
Business and wholesale customers	108	130	(17)%
Consumer net customer losses	(51)	(56)	(9)%
Consumer customer churn	1.93%	1.71%	13%
Consumer customer ARPU	$56.16	$48.88	15%

Consumer Customer Metrics
Customers	3,140	3,140	-%
Net customer additions	11	7	57%
ARPC	$83.65	$80.87	3%
Customer Churn	1.47%	1.43%	3%

Other Metrics
Employees	13,227	14,523	(9)%

(1)	Amounts presented exclude related metrics for our wholesale customers.

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

The quarter ended March 31, 2024 represents the nineteenth consecutive quarter of positive fiber net adds. For the three months ended March 31, 2024, we added approximately 85,000 consumer fiber broadband customers, compared to 84,000 for the three months ended March 31, 2023. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the three months ended March 31, 2024.

For the three months ended March 31, 2024, we added approximately 3,000 business and wholesale fiber broadband customers compared to approximately 4,000 net additions for the three months ended March 31, 2023.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.24% for the three months ended March 31, 2024, compared to 1.20% for the three months ended March 31, 2023. These consistent results were driven by our increased focus on key customer touchpoints such as installation and first bill as well as retention activities associated with inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $3.74, or 6%, to $65.18 for the three months ended March 31, 2024, compared to $61.44 in the prior year period.

oThe increase in consumer ARPU for the three months ended March 31, 2024 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, inflation-related price increases and lower gift card redemptions, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three months ended March 31, 2024, we lost approximately 51,000 consumer copper broadband customers compared to a loss of approximately 56,000 for the three months ended March 31, 2023.

For the three months ended March 31, 2024, Frontier lost approximately 6,000 business and wholesale copper broadband customers compared to a loss of approximately 6,000 in the three months ended March 31, 2023.

Our average monthly consumer copper broadband churn was 1.93% for the three months ended March 31, 2024, compared to 1.71% in the three months ended March 31, 2023. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases and changes to our copper broadband go to market approach which impacted gross add volume.

Consumer Customers

We experienced an increase in consumer customers of less than 1% as of March 31, 2024, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 11,000 consumer customers for the three months ended March 31, 2024, compared to a gain of approximately 7,000 consumer customers for the three months ended March 31, 2023, driven by, growth in fiber broadband customers, offset by losses in copper broadband, voice and video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•For the three months ended March 31, 2024, we experienced a net gain of consumer broadband customers of approximately 34,000 as compared to a net gain of approximately 28,000 for the three months ended March 31, 2023.

oThe average monthly consumer revenue per customer (“consumer ARPC”) increased $2.78, or 3%, to $83.65 for the three months ended March 31, 2024, compared to the prior year period. The increase was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC. Going forward, we expect moderate movements in ARPC as our customer mix becomes more weighted towards broadband services.

Financial Results

	For the three months ended March 31,		%
($ in millions)	2024	2023	Change
Data and Internet services	$947	$862	10%
Voice services	321	356	(10)%
Video services	94	117	(20)%
Other	84	83	1%
Revenue from contracts with customers	1,446	1,418	2%
Subsidy and other revenue	16	22	(27)%
Revenue	1,462	1,440	2%

Operating expenses:
Cost of service	522	542	(4)%
Selling, general, and administrative expenses	428	417	3%
Depreciation and amortization	388	330	18%
Restructuring costs and other charges	34	8	325%
Total operating expenses	$1,372	$1,297	6%

Operating income	90	143	(37)%

Consumer	787	761	3%
Business and Wholesale	659	657	0%
Revenue from contracts with customers	$1,446	$1,418	2%

Fiber revenue	805	729	10%
Copper revenue	641	689	(7)%
Revenue from contracts with customers	$1,446	$1,418	2%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	March 31,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Fiber	$805	$729	$76	10%
Copper	641	689	(48)	(7)%
Revenue from contracts with customers (1)	1,446	1,418	28	2%
Subsidy revenue	16	22	(6)	(27)%
Total revenue	$1,462	$1,440	$22	2%

(1)Includes lease revenue of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over our network. Revenues are considered fiber or copper based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, we are experiencing growth in fiber broadband revenue and a decline in copper revenue. We expect this trend to continue and accelerate due to strong fiber demand and the migration of customers from copper to fiber as we expand our fiber network.

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Consumer	$787	$761	$26	3%
Business and Wholesale	659	657	2	0%
Revenue from contracts with customers (1)	1,446	1,418	28	2%
Subsidy and other revenue	16	22	(6)	(27)%
Total revenue	$1,462	$1,440	$22	2%

(1)Includes lease revenue of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.

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

Consumer

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

•Consumer revenues were up 3% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oWe experienced 26% improvement in consumer fiber broadband revenues for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increase net adds of consumer fiber broadband customers due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•We experienced a decline of approximately 10% in consumer copper broadband revenues for the three months ended March 31, 2024. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business and Wholesale

For the three months ended March 31, 2024, our business and wholesale revenues were up less than 1%, as compared to the prior year period. This increase was driven by increases in data and internet services, largely offset by decreases in voice services revenue, predominantly in business. The increase in data and internet services was due to the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds, and unit price increases in network access services. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Data and Internet services	$947	$862	$85	10%
Voice services	321	356	(35)	(10)%
Video services	94	117	(23)	(20)%
Other	84	83	1	1%
Revenue from contracts with customers (1)	1,446	1,418	28	2%
Subsidy and other revenue	16	22	(6)	(27)%
Total revenue	$1,462	$1,440	$22	2%

(1)Includes lease revenue of $13 million and $15 million for the three months ended March 31, 2024 and 2023, respectively.

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

($ in millions)	For the three months ended
Data and Internet services revenue, March 31, 2023	$862
Change in fiber broadband revenue	80
Change in copper broadband revenue	(18)
Change in other data and internet services	23
Data and Internet services revenue, March 31, 2024	$947

Data and internet services revenue increased $85 million, or 10%, to $947 million, for the three months ended March 31, 2024, respectively, as compared to the prior year period. The increase was driven by growth in the fiber broadband revenue, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $35 million, or 10%, to $321 million, for the three months ended March 31, 2024, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

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

Video services revenue declined $23 million, or 20%, to $94 million for the three months ended March 31, 2024, as compared to the prior year period. The decline was primarily driven by linear video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue increased $1 million, or 1%, to $84 million for the three months March 31, 2024, as compared to the prior year period, driven by increases in pole rentals, related application fees and equipment sales, partially offset by decreases in switched network access revenue.

Subsidy and other revenue

Subsidy and other revenue decreased $6 million, or 27%, to $16 million for the three months ended March 31, 2024, compared to the prior year period, primarily due to decreases in subsidies, and other revenue.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	March 31,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$522	$542	$(20)	(4)%
Selling, general, and administrative expenses	428	417	11	3%
Depreciation and amortization	388	330	58	18%
Restructuring costs and other charges	34	8	26	325%
Total operating expenses	$1,372	$1,297	$75	6%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $20 million for the three months ended March 31, 2024, as compared to the prior year period. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses increased by $11 million for the three months ended March 31, 2024, as compared to the prior year period. This increase was primarily due to an increase in marketing costs, third party commissions, and property taxes, partially offset by lower compensation and benefit costs, and other fees.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended March 31,
($ in millions)	2024	2023

Total pension/OPEB expenses	$13	$15
Less: costs capitalized into capital expenditures	(4)	(4)
Net pension/OPEB expense	$9	$11

Depreciation and Amortization

For the three months ended March 31, 2024, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three months ended March 31, 2024, restructuring costs and other charges increased $26 million, as

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

compared to the three months ended March 31, 2023, primarily due to higher severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, and other restructuring activities.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Investment and other income, net	$112	$2	$110	5,500%
Interest expense	$(199)	$(141)	$(58)	41%
Income tax expense	$2	$1	$1	100%

Investment and other income, net

Investment and other income, net increased by $110 million for the three months ended March 31, 2024, as compared to March 31, 2023. This increase was primarily driven by a pension remeasurement gain of $74 million, along with a post-retirement remeasurement gain of $9 million for the three months ended March 31, 2024, as compared to a $20 million loss for the three months ended March 31, 2023.

Interest expense

For the three months ended March 31, 2024, interest expense increased $58 million, as compared to the same periods in 2023. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense

During the three months ended March 31, 2024, we recorded an income tax expense of $2 million, on pre-tax income of $3 million. During the three months ended March 31, 2023, we recorded an income tax expense of $1 million on pre-tax income of $4 million.

Our effective tax rates for the three months ended March 31, 2024, was 63.7% and for the three months ended March 31, 2023 was 20.7%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of March 31, 2024, we had liquidity of approximately $2,585 million, comprised of $1,296 million of cash and cash equivalents, $225 million of short-term investments (consisting of term deposits earning interest in excess of traditional bank deposit rates, and placed with banks with A-1/P-1 or equivalent credit quality), $500 million available Variable Funding Notes capacity, subject to customary conditions to draw, and available capacity on our undrawn revolving credit facility of $564 million.

Analysis of Cash Flows

As of March 31, 2024, we had unrestricted cash and cash equivalents aggregating $1,296 million. For the three months ended March 31, 2024, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of March 31, 2024, we had a working capital surplus of $141 million compared to a $506 million surplus at December 31, 2023. The primary drivers for the change in the working capital surplus at March 31, 2024, were a decrease in short-term investments of $850 million, a decrease in other current assets of $22 million, an increase of $57 million in accrued interest, and an increase of $14 million in advanced billings; offset by an increase of $171 million in cash and cash equivalents, and a decrease in accounts payable and accrued liabilities, and other current liabilities of $410 million as compared to the period ended December 31, 2023.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities decreased $54 million to $335 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The overall decrease in operating cash flows was primarily the result of changes in long-term pension and OPEB liabilities and working capital.

We received $13 million in tax refunds during the three months ended March 31, 2024 and 2023, respectively. We paid $5 million in net cash taxes during the three months ended March 31, 2023.

Cash Flows used by Investing Activities

Cash flows provided from investing activities were $186 million for the three months ended March 31, 2024, compared to cash flows used by investing activities of $304 million for the prior year period, due to an increase of $488 million in capital expenditures as compared to the prior year period.

Capital Expenditures

For the three months ended March 31, 2024 and 2023, our capital expenditures were $666 million and $1,154 million, respectively. The decrease in capital expenditures is due to lower levels of build prework and inventory purchases in 2024 when compared to the prior year period.

Cash Flows provided from Financing Activities

Cash flows provided from financing activities decreased $1,148 million to $423 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023. The decrease in financing activities was primarily driven by the decrease in net proceeds from long-term debt borrowings and vendor financing payments in the first quarter of 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $336 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing and the $500 million Variable Funding Notes facility.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of March 31, 2024 we had $52 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the three months ended March 31, 2024 were $666 million, and when including $363 million cash paid for vendor financing, capital investment was $1,029 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2024, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

The indenture governing Frontier Issuer’s Fiber Term Notes includes covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that Frontier Issuer maintains a required reserve amount, satisfied either in the form of a letter of credit or cash held in a liquidity reserve account, to be used to make

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

required payments in respect of the Fiber Term Notes, provisions relating to prepayments, required indemnification payments in certain circumstances. The Fiber Term Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Fiber Term Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Fiber Term Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

As of March 31, 2024, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

Net Operating Losses

In connection with our emergence from bankruptcy, we consummated a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company. Certain of the net operating losses (“NOLs”) were utilized in offsetting gains from the disposition, certain of the NOLs were extinguished as part of attribute reduction and certain subsidiary NOLs were carried over. Under Section 338(h)(10) of the Code, predecessor Frontier Communications Corporation and Frontier made elections to step-up tax basis of certain subsidiary assets. Such Section 338(h)(10) elections will generate depreciation and amortization expense going forward, which may result in NOLs. Such net operating losses would be carried forward indefinitely but would be subject to an 80% limitation on U.S. taxable income.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Future Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Internet: The FCC currently classifies fixed consumer broadband services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services imposing certain network neutrality requirements on the reclassified internet services. Frontier anticipates that the rules will be appealed in court. The reclassification rules would largely take effect 60 days after publication in the Federal Register unless enjoined by the courts. Final adoption of these rules could increase our regulatory and compliance obligations and associated costs.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provided qualified customers up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill.  Funding for the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

ACP program will be exhausted in mid-May, 2024 and Frontier ceased participation at the end of the last full month of support - April, 2024. Absent additional funding support, Frontier will no longer provide an ACP benefit to customers.

Absent additional funding support, Frontier no longer provides an ACP benefit to customers.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2024, 87% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2024. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at March 31, 2024. The annual impact of a 100 basis points change in the SOFR would result in approximately $14 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. To date, interest income from cash invested in term deposits has offset the impact of higher interest expense from floating rate debt. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2024, the fair value of our debt was estimated to be approximately $10.7 billion, based on quoted market prices, our overall weighted average borrowing rate was 7.099% and our overall weighted average maturity was approximately 5.2 years.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2023, the discount rate utilized in calculating our benefit plan obligation was 5.20%. As of March 31, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.40%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2023, our discount rate utilized in calculating our benefit plan obligation was 5.20%. As of March 31, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.40%.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2024 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $93 million from $2,268 million at December 31, 2023 to $2,361 million at March 31, 2024. This increase primarily resulted from changes in the market value of investments of $79 million, net of plan expenses, and contributions of $57 million, offset by benefit payments to participants of $43 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2024, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first three months of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor updates and replaces the risk factor entitled “We rely on network and information systems and other technology, and a breach, disruption or failure of such networks, systems or technology as a result of cyber-attacks, malware, misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business and materially impact our results of operations, financial condition and cash flows.” disclosed under the caption “Risk Factors”, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). There have been no other material changes to the Risk Factors in our 2023 Form 10-K.

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

PART II. OTHER INFORMATION

While we maintain security measures, disaster recovery plans and business continuity plans and work to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we and our third party service providers are the subject of increasingly frequent cyber-attacks. Security incidents result from the actions of a wide variety of actors with a wide range of motives and expertise, such as traditional hackers, personnel or the personnel of third parties, sophisticated nation-states and nation-state-supported actors. For example, on April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Upon detection, we initiated our established cyber incident response protocols and took measures to contain the incident. The containment measures, which included shutting down certain of the Company’s systems, resulted in an operational disruption that could be considered material. Based on our investigation, we have determined that the third party was likely a cybercrime group, which gained access to, among other information, personally identifiable information. While we do not believe the incident is reasonably likely to materially impact our financial condition or results of operations, we continue to investigate the incident, have engaged cybersecurity experts, and have notified law enforcement authorities.

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

.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income (loss); (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: May 3, 2024