Form 10-Q
period 2024-06-30
Frontier Communications Parent, Inc.
filed 2024-08-02
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2024 was 248,980,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,197	$1,125
Short-term investments	-	1,075
Accounts receivable, less allowances of $108 and $53, respectively	434	446
Prepaid expenses	73	67
Income taxes and other current assets	51	68
Total current assets	1,755	2,781

Property, plant and equipment, net	14,703	13,933
Other intangibles, net	3,425	3,585
Other assets	311	394
Total assets	$20,194	$20,693

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$15	$15
Accounts payable and accrued liabilities	963	1,103
Advanced billings	196	182
Accrued other taxes	114	118
Accrued interest	126	126
Pension and other postretirement benefits	38	38
Other current liabilities	567	693
Total current liabilities	2,019	2,275

Deferred income taxes	629	643
Pension and other postretirement benefits	600	697
Other liabilities	575	553
Long-term debt	11,234	11,246
Total liabilities	15,057	15,414

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 248,962 and 245,813 shares issued and outstanding at June 30, 2024 and
December 31, 2023, respectively)	2	2
Additional paid-in capital	4,286	4,297
Retained earnings	762	884
Accumulated other comprehensive income, net of tax	87	96
Total equity	5,137	5,279
Total liabilities and equity	$20,194	$20,693

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,480	$1,449	$2,942	$2,889

Operating expenses:
Cost of service	516	528	1,038	1,070
Selling, general, and administrative expenses	449	428	877	845
Depreciation and amortization	398	354	786	684
Restructuring costs and other charges	26	24	60	32
Total operating expenses	1,389	1,334	2,761	2,631

Operating income	91	115	181	258

Investment and other income (loss), net (See Note 10)	(24)	32	88	34
Interest expense	(199)	(149)	(398)	(290)

Income (loss) before income taxes	(132)	(2)	(129)	2
Income tax expense (benefit)	(9)	-	(7)	1

Net income (loss)	$(123)	$(2)	$(122)	$1

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.49)	$(0.01)	$(0.49)	$0.00

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.49)	$(0.01)	$(0.49)	$0.00

Total weighted average shares outstanding - basic	248,754	245,474	247,382	245,285

Total weighted average shares outstanding - diluted	248,754	245,474	247,382	246,517

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss)	$(123)	$(2)	$(122)	$1
Other comprehensive income (loss), net of tax	(4)	9	(9)	13

Comprehensive income (loss)	$(127)	$7	$(131)	$14

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259
Stock plans, net	415	-	5	-	-	5
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2024	248,962	$2	$4,286	$762	$87	$5,137

	For the six months ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163
Stock plans, net	512	-	22	-	-	22
Net loss	-	-	-	(2)	-	(2)
Other comprehensive
income, net of tax	-	-	-	-	9	9
Balance at June 30, 2023	245,744	$2	$4,242	$856	$92	$5,192

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2024	2023

Cash flows provided from (used by) operating activities:
Net income (loss)	$(122)	$1
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	786	684
Pension / OPEB special termination benefit enhancements	10	-
Stock-based compensation expense	37	51
Amortization of premium	(10)	(15)
Bad debt expense	20	16
Other adjustments	7	2
Deferred income taxes	(10)	-
Change in accounts receivable	(8)	(9)
Change in long-term pension and other postretirement liabilities	(118)	(51)
Change in accounts payable and other liabilities	76	(12)
Change in prepaid expenses, income taxes, and other assets	41	(2)
Net cash provided from operating activities	709	665

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,292)	(2,211)
Purchase of short-term investments	-	(575)
Sale of short-term investments	1,075	1,750
Proceeds on sale of assets	4	4
Other	6	-
Net cash (used by) investing activities	(207)	(1,032)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(7)	(8)
Net proceeds from long-term debt borrowings	-	750
Payments of vendor financing	(415)	-
Financing costs paid	-	(13)
Finance lease obligation payments	(15)	(12)
Taxes paid on behalf of employees for shares withheld	(49)	(7)
Other	(9)	(3)
Net cash (used by) provided from financing activities	(495)	707

Increase in cash, cash equivalents, and restricted cash	7	340
Cash, cash equivalents, and restricted cash at January 1,	1,239	322
Cash, cash equivalents, and restricted cash at June 30,	$1,246	$662

Supplemental cash flow information:
Cash paid during the period for:
Interest	$412	$314
Income tax (refund) payments, net	$(9)	$1

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.0 million broadband subscribers and approximately 13,000 employees, operating in 25 states as of June 30, 2024. We were incorporated in 1935, originally under the name of Citizens Utilities Company and known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended June 30, 2024, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

At June 30, 2024 and December 31, 2023, the Company had $49 million and $114 million, respectively, in restricted cash. Pursuant to the terms of the Company’s secured fiber network revenue term notes, and secured fiber network revenue variable funding note facility, as described in Note 8, restricted cash is held in securitization escrow accounts. As of June 30, 2024 and December 31, 2023, approximately $48 million and $42 million, respectively, is current restricted cash held for the purpose of paying interest and certain fees. In addition, as of June 30, 2024 and December 31, 2023, we had approximately $1 million and $72 million, respectively, in noncurrent restricted cash to satisfy a portion of the required liquidity reserve amount, related to the August 2023 securitization transaction.

e) Investments:

Other Investments

In connection with the closing of the August 2023 securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated. As of June 30, 2024 and December 31, 2023, this balance was approximately $59 million and $62 million, respectively, and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 8 for further details.

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

In June 2015, we accepted the FCC offer of support to price cap carriers under the Connect America Fund (“CAF”) Phase II program, which was intended to provide long-term support for broadband build commitments in high cost unserved or underserved areas. The seven-year funding term ended on December 31, 2021. The Universal Service Administrative Company (“USAC”) and the FCC are reviewing carriers’ CAF II program completion data, and if USAC or the FCC determines that we did not satisfy certain applicable CAF Phase II requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations.

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. We are required to complete the RDOF deployment by December 31, 2028. Thereafter, USAC and the FCC will review carriers’ RDOF program completion data, and if USAC or the FCC determines that we did not satisfy applicable FCC RDOF requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded. We accrue for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

On July 24, 2024, the U.S. of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner. In addition, the FCC may seek further review of the order prior to the court’s mandate being

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

issued. We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

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

l) Stock Plans:

We have one active stock-based compensation plan under which grants are made and awards remain outstanding. Awards under this plan may be made to employees, directors or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Awards may be made in the form of restricted stock, restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights or other stock-based awards, including awards with performance, market, and time-vesting conditions. See note (11) for further details.

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

Other customer revenue includes switched access revenue, rents collected for collocation services, and revenue from other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic (switched access). These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue includes revenues generated from cost subsidies from state and federal authorities, including RDOF.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category.

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Data and Internet services	$983	$880	$1,930	$1,742
Voice services	312	347	633	703
Video services	88	112	182	229
Other	83	89	167	172
Revenue from contracts with customers (1)	1,466	1,428	2,912	2,846
Subsidy and other revenue	14	21	30	43
Total revenue	$1,480	$1,449	$2,942	$2,889

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Consumer	$789	$775	$1,576	$1,536
Business and wholesale	677	653	1,336	1,310
Revenue from contracts with customers (1)	1,466	1,428	2,912	2,846
Subsidy and other revenue	14	21	30	43
Total revenue	$1,480	$1,449	$2,942	$2,889

(1)Includes lease revenue of $14 million and $27 million for the three and six months ended June 30, 2024 and $15 million and $30 million for the three and six months ended June 30, 2023, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$16
Revenue recognized included in opening contract balance	(16)	(9)
Credits granted, excluding amounts recognized as revenue	16	8
Reclassified between current and noncurrent	-	-
Balance at June 30, 2024	$33	$15

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$28	$17
Revenue recognized included in opening contract balance	(23)	(6)
Credits granted, excluding amounts recognized as revenue	23	11
Reclassified between current and noncurrent	3	(4)
Balance at June 30, 2023	$31	$18

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2024 (remaining six months)	$216
2025	103
2026	246
2027	99
2028	38
Thereafter	248
Total	$950

(4) Accounts Receivable:

The components of accounts receivable, net at June 30, 2024 and December 31, 2023 are as follows:

($ in millions)	June 30, 2024	December 31, 2023
Retail and Wholesale	$491	$438
Other	51	61
Less: Allowance for doubtful accounts	(108)	(53)
Accounts receivable, net	$434	$446

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

The provision for bad debts was $20 million and $16 million for the six months ended June 30, 2024 and 2023, respectively.

Approximately $252 million and $143 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended June 30, 2024 was as follows:

($ in millions)
Balance at December 31, 2023	$53
Provision for bad debt	20
Amounts charged to revenue	54
Write offs charged against the allowance	(19)
Balance at June 30, 2024	$108

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(5) Property, Plant and Equipment:

Property, plant and equipment, net at June 30, 2024 and December 23, 2023 are as follows:

($ in millions)	June 30, 2024	December 31, 2023
Property, plant and equipment	$17,706	$16,324
Less: Accumulated depreciation	(3,003)	(2,391)
Property, plant and equipment, net	$14,703	$13,933

As of June 30, 2024, our materials and supplies were $494 million, as compared to $594 million as of December 31, 2023. Components of this include fiber, network electronics, and customer premises equipment.

Beginning in the second half of 2023, Frontier negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. During the six months ended June 30, 2024, our capital expenditures were $1,292 million which included a net decrease of $71 million, comprised of $78 million due to changes in accounts payable, offset by an increase of $7 million due to changes in other liabilities from December 31, 2023, and a decrease of $255 million due to changes in vendor financing liabilities from December 31, 2023.  During the six months ended June 30, 2024, our vendor financing payments were $415 million. As of June 30, 2024, there was $578 million and $7 million in “Accounts payable and accrued liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures, and $1 million included in “Other current liabilities” for vendor financing payables associated with capital expenditures. For the six months ended June 30, 2024, we had capitalized interest of $22 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Depreciation expense	$317	$273	$625	$523

(6) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of June 30, 2024, and 2023.

The balances of these assets as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(230)	$570	$800	$(194)	$606
Customer Relationships - Wholesale	3,491	(691)	2,800	3,491	(582)	2,909
Trademarks & Tradenames	150	(95)	55	150	(80)	70
Total other intangibles	$4,441	$(1,016)	$3,425	$4,441	$(856)	$3,585

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended June 30,		For the Six months ended June 30,
($ in millions)	2024	2023	2024	2023

Amortization expense	$81	$81	$161	$161

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(7) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at June 30, 2024 and December 31, 2023. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2024		December 31, 2023

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,224	$10,873	$11,231	$10,712

(

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the six months ended June 30, 2024
		Principal
	January 1,	Payments	New	June 30,
($ in millions)	2024	and Retirements	Borrowings	2024

Secured debt issued by Frontier	$8,848	$(7)	$-	$8,841
Secured debt issued by subsidiaries	1,633	-	-	1,633
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,231	$(7)	$-	$11,224

Less: Debt issuance costs	(71)			(65)
Less: Current portion	(15)			(15)
Less: Debt premium / (discount)	(64)			(49)
Plus: Unamortized fair value adjustments (1)	165			139
Total Long-term debt	$11,246			$11,234

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024		December 31, 2023
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$1,427	9.208% (Variable)	$1,435	9.220% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	14	6.200%	13	6.200%
Total secured debt issued by Frontier	8,841		8,848

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 Revenue Term Notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 Revenue Term Notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 Revenue Term Notes Class C due 7/20/2028	312	11.500%	312	11.500%
Total secured debt issued by subsidiaries	1,633		1,633

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,224	7.100% (1)	$11,231	7.103% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances. The anticipated repayment date of July 2028 is used for the Series 2023-1 Revenue Term Notes, classes A-2, B, and C when calculating the weighted average.

(2) Interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated which was defeased in connection with the closing of the August 2023 securitization transaction.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $340 million of letters of credit outstanding, we had $560 million of available borrowing capacity under the Revolving Facility as of June 30, 2024.

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

On May 22, 2024, Frontier Communications Holdings, LLC, a subsidiary of Frontier (“Frontier Holdings”), entered into an amendment (the “2024 Credit Agreement Amendment”) to its existing credit agreement that governs its senior secured credit facility with certain revolving credit lenders (the “Revolving Facility”) which, among other things, (i) increased the aggregate amount of certain additional obligations permitted to be outstanding, including first lien debt, and securitization and receivables facilities, and non-loan party debt, from $2,500 million to $5,500 million; provided that at least 40% of the net available cash from the first $1,915 million in securitization and receivables facilities received after May 22, 2024 (excluding net available cash received from drawings with respect to $500 million of commitments of variable funding notes) is applied to prepay the Borrower’s existing term loans and other applicable indebtedness, and 100% of the net available cash from securitization and receivables facilities in excess thereof (up to the cap of $5,500 million) shall be applied to prepay the Borrower’s existing term loans and other applicable indebtedness; (ii) limited future securitizations and receivables facilities to assets located in Texas and/or Florida; and (iii) amended the financial maintenance covenant for the benefit of the Revolving Facility by, commencing with the period ending June 30, 2024, (a) including outstanding securitization and receivables facilities in the calculation of indebtedness and (b) increasing the maximum financial maintenance covenant leverage ratio thereunder to 5.25:1.00, with a step-down to 4.75:1.00 commencing with the period ending March 31, 2027, and continuing thereafter. The 2024 Credit Agreement Amendment became effective on July 1, 2024, when $402 million of net available cash from the securitization closing on such date was applied to prepay existing term loans.

On July 30, 2024, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility, pursuant to which $50 million of revolving credit commitments of a terminating lender were replaced by $75 million of commitments from a new lender, increasing overall capacity from $900 million to $925 million with a maturity date of April 30, 2028.

Term Loan Facility

On July 1, 2024, Frontier Holdings entered into an amendment (the “2024 Term Loan Amendment”) to the existing Term Loan Facility which, among other things (i) extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031; (ii) lowered (x) the margin over adjusted Term SOFR with respect to the Term Loan from 3.75% to 3.50% and (y) the margin over the alternative base rate with respect to the Term Loan from 2.75% to 2.50%; and (iii) eliminated the credit spread adjustment previously applicable to the Term Loan.

Subject to certain exceptions and thresholds, the security package under the Term Loan Facility includes pledges of the equity interests in certain of our subsidiaries, which as of the issue date is limited to certain specified pledged

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

July 2024 Fiber Securitization Transaction

On July 1, 2024, Frontier Issuer LLC (“Frontier Issuer”), the Company’s limited-purpose, bankruptcy remote, subsidiary completed the issuance of $750 million aggregate principal amount of secured fiber network revenue term notes consisting of $530 million 6.19% Series 2024-1, Class A-2 term notes, $73 million 7.02% Series 2024-1, Class B term notes and $147 million 11.16% Series 2024-1, Class C term notes, each with an anticipated repayment term of seven years (collectively, the “Notes”). Collectively, the Notes have a weighted average yield of approximately 7.4%. The Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the North Texas area, in addition to those in the Dallas Metropolitan area contributed in the Series 2023-1 Notes offering, and qualify as green bonds.

In addition, on July 1, 2024, Frontier amended its Variable Funding Notes facility (the “VFN Amendment”) to reduce the available Variable Funding Notes capacity to $0, with the ability to increase the capacity up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

(9) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During the six-month period ended June 30, 2024, we incurred $60 million in restructuring charges and other costs consisting of $10 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $18 million of severance and employee costs resulting from workforce reductions, and $32 million of costs related to other restructuring activities.

During the six-month period ended June 30, 2023, we incurred $32 million in restructuring charges and other costs consisting of $33 million of severance and employee costs resulting from workforce reductions, and $1 million of income related to other restructuring activities.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2024	$10
Severance expense	18
Other costs	42
Cash payments during the period	(65)
Balance at June 30, 2024	$5

(10) Investment and Other Income (Loss), Net:

The components of investment and other income (loss), net are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Interest and dividend income	$20	$17	$38	$38
Pension benefit	9	5	21	9
OPEB costs	(1)	(2)	(2)	(5)
OPEB remeasurement gain (loss)	18	12	27	(8)
Pension remeasurement gain (loss)	(72)	-	2	-
All other, net	2	-	2	-
Total investment and other income (loss), net	$(24)	$32	$88	$34

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in remeasurement gains of $2 million and $27 million, respectively, for the six months ended June 30, 2024.

Investment and other income, net decreased $56 million for the three months ended June 30, 2024, and increased by $54 million for the six months ended June 30, 2024, as compared to the corresponding periods ended June 30, 2023. The decrease for the three months ended June 30, 2024 was primarily driven by a pension remeasurement loss of $72 million, along with a post-retirement remeasurement gain of $18 million. The increase for the six months ended June 30, 2024 was primarily driven by a post-retirement remeasurement gain of $27 million, a pension remeasurement gain of $2 million, and a combined increase in pension benefit and OPEB costs accruals of $14 million, as compared to the six months ended June 30, 2023.

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

(11) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, under which grants are made and awards remain outstanding: the 2024 Management Incentive Plan (the “2024 Incentive Plan”).  The plan was

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Available shares under the previous plan of 1,151,334 were rolled into the new 2024 plan for a total of 9,916,334 shares reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of June 30, 2024, approximately 9,848,067 shares were available to grant.

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2024	2,468	$24.37	$63
Restricted stock units granted	1,346	$23.41	$35
Restricted stock units vested	(1,281)	$25.86	$(34)
Restricted stock units forfeited	(45)	$23.18
Balance at June 30, 2024	2,488	$24.53	$65

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2022, 2023, and 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2024 was $49 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $18 million and $19 million for the six month-periods ended June 30, 2024, and 2023, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

We currently have outstanding performance stock units (“PSU”) that were granted in 2022, 2023 and 2024.  Under these awards, a target number of PSUs are granted to each participant with respect to a three-year performance period (“The Measurement Period”). For the 2024 PSU awards, for example, the Measurement Period is from January 1, 2024, through December 31, 2026.

The performance metrics under the 2024 PSU awards consist of (1) Adjusted Fiber EBITDA, (2) Fiber Revenue and (3) Relative Total Shareholder Return (“TSR”).  Relative TSR is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, the goals for the relative TSR metric have been fully set, and the goals for the remaining metrics have been set for the first portion of the Measurement Period.

The performance metrics under the 2022 and 2023 PSU awards are (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration with an overall relative TSR modifier. Each performance metric is weighted 33.3% and goals for each metric have been set for the full Measurement Period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Achievement of the metrics for outstanding PSUs will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period with a TSR modifier for the 2022 and 2023 plans. The payout of the 2022, 2023 and 2024 PSUs can range from 0% to a maximum award payout of 200% of the target units. The 2021 PSU awards paid out at 126% of target on March 1, 2024.

The number of PSUs earned at the end of the Measurement Period may be more or less than the number of target PSUs granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and, except for limited circumstances, must be employed by Frontier on the determination date in order for the award to vest. The Compensation and Human Capital Committee will determine the number of shares earned for the Measurement Period in the first quarter of the year following the end of the Measurement Period. PSUs awards, to the extent earned, will be paid out in the form of common stock on a one-for-one basis.

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2022 and 2023 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period. For the 2024 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of June 30, 2024, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2024 PSU awards.

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2024	4,487	$25.33
Target performance shares awarded, net	1,769	$24.35
Target performance shares vested	(3,898)	$25.62
Target performance shares forfeited	(2)	$26.61
Balance at June 30, 2024	2,356	$25.19

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the six months ended June 30, 2024, and 2023, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $19 million, and $31 million, respectively, related to PSU awards.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was less than $1 million for both the six months ended June 30, 2024 and 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(12) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(9.9)	(32.8)	(10.5)	57.2
Federal tax refund adjustment	-	-	(0.8)	-
Sec.162(f) nondeductible penalties	-	(6.3)	-	-
Tax reserve adjustment	(0.4)	-	(0.4)	(3.8)
Tax Credit	0.7	-	0.7	7.6
Sec.162(m) - nondeductible Executive Compensation	(2.8)	(0.2)	(2.8)	(22.2)
Split Life Insurance Settlement	(1.8)	-	(1.9)	-
All other, net	(0.1)	0.1	-	(0.5)
Effective tax rate	6.7%	(18.2)%	5.3%	59.3%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the first half of 2024, including the development of recent years of pre-tax book losses. The state tax rate includes state valuation allowances. On the basis of this evaluation, a valuation allowance of $297 million ($234 million net of federal benefit) was recorded as of June 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net loss used for basic and diluted earnings
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$(123)	$(2)	$(122)	$1
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$(123)	$(2)	$(122)	$1

Basic earnings per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	248,754	245,474	247,382	245,285
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	248,754	245,474	247,382	245,285

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.49)	$(0.01)	$(0.49)	$0.00

Diluted earnings per share:
Total weighted average shares outstanding - basic	248,754	245,474	247,382	245,285
Effect of dilutive performance stock awards	-	-	-	750
Effect of dilutive restricted stock awards	-	-	-	482
Total weighted average shares outstanding – diluted	248,754	245,474	247,382	246,517

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.49)	$(0.01)	$(0.49)	$0.00

In calculating diluted net loss per common share, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For the three and six months ended June 30, 2024, RSUs of approximately 629,000 and 878,000, respectively, and PSUs of approximately 149,000 and 134,000, respectively, have been excluded. For the three months ended June 30, 2023, RSUs of approximately 410,000 and PSUs of 713,000 have been excluded.

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

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs

Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	(10)
Net current-period other comprehensive loss	(9)
Balance at June 30, 2024 (1)	$87

OPEB
($ in millions)	Costs

Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	21
Amounts reclassified from accumulated other
comprehensive loss to net income	(8)
Net current-period other comprehensive income	13
Balance at June 30, 2023 (1)	$92

(1)OPEB amounts are net of deferred tax balances of $29 million and $23 million as of January 1, 2024 and 2023, respectively,

and $26 million and $28 million as of June 30, 2024 and 2023, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the six months ended		the Statement Where
Details about Accumulated Other	June 30,		June 30,		Net Income (Loss)
Comprehensive Loss Components	2024	2023	2024	2023	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$7	$5	$13	$10	Income (loss) before income taxes
Tax impact	(2)	(1)	(3)	(2)	Income tax benefit
	$5	$4	$10	$8	Net income (loss)

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension and OPEB costs (see Note 15 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statements of operations.

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Components of total pension benefit cost
Service cost	$11	$14	$23	$27
Interest cost on projected benefit obligation	33	33	63	66
Expected return on plan assets	(42)	(38)	(84)	(75)
Pension remeasurement (gain) loss	72	-	(2)	-
Net periodic pension (benefit) costs	74	9	-	18
Pension special termination benefit enhancements	4	-	10	-
Total pension (benefit) cost	$78	$9	$10	$18

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of operations.

The value of our pension plan assets increased $50 million from $2,268 million at December 31, 2023 to $2,318 million at June 30, 2024. This increase primarily resulted from changes in the market value of investments of $80 million, net of plan expenses, and contributions of $77 million, offset by benefit payments to participants of $106 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement loss of $72 million for the three months ended June 30, 2024, and a remeasurement gain of $2 million for the six months ended June 30, 2024.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first half of 2024, the Company recognized a charge of $10 million to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Components of net periodic postretirement benefit cost
Service cost	$2	$2	$3	$4
Interest cost on projected benefit obligation	8	7	15	15
Amortization of prior service credit gain recognized	(7)	(5)	(13)	(10)
OPEB remeasurement (gain) loss	(18)	(12)	(27)	8
Total periodic postretirement (benefit) cost	$(15)	$(8)	$(22)	$17

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement gain of $18 million and $27 million for the three and six months ended June 30, 2024, respectively.

In the first half of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in remeasurement losses of $8 million, primarily due to discount rate changes.

We capitalized $8 million and $9 million of pension and OPEB expense for the six months ended June 30, 2024 and 2023, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

During the second quarter of 2024, Frontier reached a settlement with a net financial impact of $25 million resolving a dispute with the Chief Executive Officer of Frontier’s predecessor company, who left his position with the company in 2004, concerning split-dollar life insurance benefits granted during his employment.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We are closely tracking implementation of the BEAD program, including participating in state address challenge and pre-application processes. We are actively pursuing awards of these stimulus funds; however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Upon detection, the Company immediately activated its incident response plan, took action to contain the incident, launched an investigation with the assistance of leading cybersecurity experts, and notified law enforcement and applicable regulatory authorities. We worked with a leading e-discovery firm to undertake a thorough review of the impacted data to identify and provide notice to individuals whose information was impacted. Since the incident, the Company has also taken steps to further strengthen its information technology security.

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

In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in our current 25 states in return for the Company’s commitment to make broadband available to households within the CAF II eligible areas. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, USAC and the FCC has been reviewing carriers’ CAF II program completion data, and if USAC or the FCC determines that the Company did not satisfy applicable FCC CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain fines, requirements and obligations.

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent Frontier is unable to meet the milestones or construct to all locations by the required

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

The FCC previously classified consumer broadband internet services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services, thereby imposing certain network neutrality requirements on the reclassified internet services. Although the FCC order has been appealed to the courts, the majority of these rules were scheduled to take effect on July 22, 2022. On July 12, 2024, the U.S. Court of Appeals for the Sixth Circuit temporarily stayed the effective date of these rules until August 5, 2024 so it can consider the merits of a pending motion for stay. Unless overturned by the court, these rules could increase our regulatory and compliance obligations and associated costs.

On July 24, 2024, the U.S. of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner.  In addition, the FCC may seek further review of the order prior to the court’s mandate being issued. We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provided qualified customers up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill.  Funding for the ACP program was exhausted in May, 2024 and Frontier ceased participation at the end of the last full month of support - April, 2024.

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

As of June 30, 2024, we had total “Accounts payable and accrued liabilities” of $963 million, of which $738 million is related to accounts payable. As of December 31, 2023, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $857 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of June 30, 2024, we had $1 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. For the six months ended June 30, 2024 we made $415 million in vendor financing payments related to capital expenditures.

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report. You should consider these important factors, as well as the risks contained in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and other filings with the SEC, in evaluating any statement in this report or otherwise made by us or on our behalf.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds to approximately 3.0 million broadband subscribers, with approximately 13,000 employees, operating in 25 states as of June 30, 2024. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to be able to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. As of June 30, 2024, we have passed over 7 million total locations with fiber. We are prioritizing our activities to locations that we believe will provide the highest investment returns. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the second quarter of 2024:

•We added approximately 388,000 fiber passings. As of June 30, 2024, we had approximately 7.2 million total locations passed with fiber.

•We added a record 92,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year period. In our Base Fiber Network of 3.2 million locations, we reached broadband penetration of 45.3%.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 36,000 total broadband customer net additions.

•Fiber revenue growth of 13%, offset copper revenue declines of 8%, resulting in overall positive revenue growth year-over-year.

•Issued $750 million fiber securitization notes and refinanced term loan, on July 1, 2024. to further fund fiber build at a lower cost of capital, while proactively extending maturities.

•Amended revolving credit facility to, among other things, increase permitted new securitization debt and mandate a portion of proceeds for refinancing first lien debt, with the aim of enhancing funding flexibility for fiber expansion and debt refinancing while protecting first lien debtholders.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Overview – Operating Income

We reported operating income of $91 million and $115 million for the three months ended June, 2024 and 2023, respectively, a decrease of $24 million.

We reported operating income of $181 million and $258 million for the six months ended June, 2024 and 2023, respectively, a decrease of $77 million.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and six months ended June 30, 2024, as compared to the financial results for the three and six months ended June 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended June 30,
(Customer and Employee Metrics in thousands)	2024	2023	% Change

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,053	1,722	19%
Business and wholesale customers (1)	134	122	10%
Consumer net customer additions	90	63	43%
Consumer customer churn	1.40%	1.41%	(1)%
Consumer customer ARPU	$65.32	$63.12	3%
Copper Broadband
Consumer customers	721	928	(22)%
Business and wholesale customers (1)	102	126	(19)%
Consumer net customer losses	(50)	(59)	15%
Consumer customer churn	2.02%	1.84%	10%
Consumer customer ARPU	$58.26	$51.90	12%

Consumer Customer Metrics
Customers	3,154	3,127	1%
Net customer additions (losses)	14	(13)	208%
ARPC	$83.57	$82.48	1%
Customer Churn	1.65%	1.53%	8%

Other Metrics
Employees	12,960	14,099	(8)%

		For the six months ended June 30,
	(Customer and Employee Metrics in thousands)	2024	2023	% Change

	Broadband Customer Metrics
	Fiber Broadband
	Consumer net customer additions	175	147	19%
	Consumer customer churn	1.32%	1.30%	2%
	Consumer customer ARPU	$65.39	$62.31	5%
	Copper Broadband
	Consumer net customer losses	(101)	(115)	12%
	Consumer customer churn	1.98%	1.78%	11%
	Consumer customer ARPU	$57.20	$50.39	14%

	Consumer Customer Metrics
	Net customer additions (losses)	25	(6)	517%
	ARPC	$83.69	$81.70	2%
	Customer Churn	1.56%	1.48%	5%

(1)	Business and Wholesale customers include our small, medium business, larger enterprise (SME) customers and wholesale subscribers.

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

The quarter ended June 30, 2024 represents the twentieth consecutive quarter of positive fiber net adds. For the three and six months ended June 30, 2024, we added approximately 90,000 and 175,000 consumer fiber broadband customers, compared to 63,000 and 147,000 for the three and six months ended June 30, 2023, respectively. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2024, we added approximately 2,000 and 5,000 business and wholesale fiber broadband customers compared to approximately 4,000 and 8,000 net additions for the three and six months ended June 30, 2023, respectively.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.40% and 1.32% for the three and six months ended June 30, 2024, compared to 1.41% and 1.30% for the three and six months ended June 30, 2023, respectively. These consistent results were driven by our increased focus on key customer touchpoints such as installation and first bill as well as retention activities associated with inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $2.20, or 3% to $65.32 and $3.08, or 5% to $65.39 for the three and six months ended June 30, 2024, respectively, compared to the prior year period.

oThe increase in consumer ARPU for the three and six months ended June 30, 2024 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, inflation-related price increases and lower gift card redemptions, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three and six months ended June 30, 2024, we lost approximately 50,000 and 101,000 consumer copper broadband customers compared to a loss of approximately 59,000 and 115,000 for the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2024, Frontier lost approximately 6,000 and 12,000 business and wholesale copper broadband customers, compared to a loss of approximately 4,000 and 10,000 in the three and six months ended June 30, 2023, respectively.

Our average monthly consumer copper broadband churn was 2.02% and 1.98% for the three and six months ended June 30, 2024, compared to 1.84% and 1.78% in the three and six months ended June 30, 2023, respectively. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases.

Consumer Customers

We experienced an increase in consumer customers of 1% as of June 30, 2024, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 14,000 and 25,000 consumer customers for the three and six months ended June 30, 2024, compared to a loss of approximately 13,000 and 6,000 consumer customers for the three and six

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

months ended June 30, 2023, respectively, driven by, growth in fiber broadband customers, offset by losses in copper broadband, voice and video customers.

•For the three and six months ended June 30, 2024, we experienced a net gain of consumer broadband customers of approximately 40,000 and 74,000 as compared to a net gain of approximately 4,000 and 32,000 for the three and six months ended June 30, 2023, respectively.

oThe average monthly consumer revenue per customer (“consumer ARPC”) increased $1.09, or 1%, to $83.57 and $1.99, or 2%, to $83.69 for the three and six months ended June 30, 2024, respectively, compared to the prior year period. The increase was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC. Going forward, we expect moderate movements in ARPC as our customer mix becomes more weighted towards broadband services.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions)	2024	2023	Change	2024	2023	Change
Data and Internet services	$983	$880	12%	$1,930	$1,742	11%
Voice services	312	347	(10)%	633	703	(10)%
Video services	88	112	(21)%	182	229	(21)%
Other	83	89	(7)%	167	172	(3)%
Revenue from contracts with customers	1,466	1,428	3%	2,912	2,846	2%
Subsidy and other revenue	14	21	(33)%	30	43	(30)%
Revenue	1,480	1,449	2%	2,942	2,889	2%

Operating expenses:
Cost of service	516	528	(2)%	1,038	1,070	(3)%
Selling, general, and administrative expenses	449	428	5%	877	845	4%
Depreciation and amortization	398	354	12%	786	684	15%
Restructuring costs and other charges	26	24	8%	60	32	88%
Total operating expenses	$1,389	$1,334	4%	$2,761	$2,631	5%

Operating income	91	115	(21)%	181	258	(30)%

Consumer	789	775	2%	1,576	1,536	3%
Business and Wholesale	677	653	4%	1,336	1,310	2%
Revenue from contracts with customers	$1,466	$1,428	3%	$2,912	$2,846	2%

Fiber revenue	840	746	13%	1,645	1,475	12%
Copper revenue	626	682	(8)%	1,267	1,371	(8)%
Revenue from contracts with customers	$1,466	$1,428	3%	$2,912	$2,846	2%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Fiber	$840	$746	$94	13%
Copper	626	682	(56)	(8)%
Revenue from contracts with customers (1)	1,466	1,428	38	3%
Subsidy revenue	14	21	(7)	(33)%
Total revenue	$1,480	$1,449	$31	2%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Fiber	$1,645	$1,475	$170	12%
Copper	1,267	1,371	(104)	(8)%
Revenue from contracts with customers (1)	2,912	2,846	66	2%
Subsidy revenue	30	43	(13)	(30)%
Total revenue	$2,942	$2,889	$53	2%

(1)Includes lease revenue of $14 million and $27 million for the three and six months ended June 30, 2024, and $15 million and $30 million for the three and six months ended June 30, 2023, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Consumer	$789	$775	$14	2%
Business and Wholesale	677	653	24	4%
Revenue from contracts with customers (1)	1,466	1,428	38	3%
Subsidy and other revenue	14	21	(7)	(33)%
Total revenue	$1,480	$1,449	$31	2%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Consumer	$1,576	$1,536	$40	3%
Business and wholesale	1,336	1,310	26	2%
Revenue from contracts with customers (1)	2,912	2,846	66	2%
Subsidy and other revenue	30	43	(13)	(30)%
Total revenue	$2,942	$2,889	$53	2%

(1)Includes lease revenue of $14 million and $27 million for the three and six months ended June 30, 2024, and $15 million and $30 million for the three and six months ended June 30, 2023, respectively.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management.

Consumer

For the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023:

•Consumer revenues were up 2% and 3% for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oWe experienced 23% and 24% improvement in consumer fiber broadband revenues for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increase net adds of consumer fiber broadband customers due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•We experienced a decline of approximately 13% and 11% in consumer copper broadband revenues for the three and six months ended June 30, 2024. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper customer base and revenues.

Business and Wholesale

For the three and six months ended June 30, 2024, our business and wholesale revenues were up 4% and 2%, respectively, as compared to the prior year period. This increase was driven by increases in data and internet services, largely offset by decreases in voice services revenue, predominantly in business. The increase in data and internet

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

services was due to the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds, and unit price increases in network access services. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Data and Internet services	$983	$880	$103	12%
Voice services	312	347	(35)	(10)%
Video services	88	112	(24)	(21)%
Other	83	89	(6)	(7)%
Revenue from contracts with customers (1)	1,466	1,428	38	3%
Subsidy and other revenue	14	21	(7)	(33)%
Total revenue	$1,480	$1,449	$31	2%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Data and Internet services	$1,930	$1,742	$188	11%
Voice services	633	703	(70)	(10)%
Video services	182	229	(47)	(21)%
Other	167	172	(5)	(3)%
Revenue from contracts with customers (1)	2,912	2,846	66	2%
Subsidy and other revenue	30	43	(13)	(30)%
Total revenue	$2,942	$2,889	$53	2%

(1)Includes lease revenue of $14 million and $27 million for the three and six months ended June 30, 2024, and $15 million, respectively, and $30 million for the three and six months ended June 30, 2023, respectively.

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

($ in millions)	For the three months ended	For the six months ended
Data and Internet services revenue, June 30, 2023	$880	$1,742
Change in fiber broadband revenue	76	156
Change in copper broadband revenue	(22)	(40)
Change in other data and internet services	49	72
Data and Internet services revenue, June 30, 2024	$983	$1,930

Data and internet services revenue increased $103 million, or 12%, to $983 million and $188 million, or 11%, to $1,930 million for the three and six months ended June 30, 2024, respectively, as compared to the prior year period. The increase was driven by growth in fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband networks. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $35 million, or 10%, to $312 million and $70 million, or 10%, to $633 million for the three and six months ended June 30, 2024, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

Video services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provided through various satellite providers. Video services also include pay-per-view revenues, video on demand, equipment rentals, and video advertising. We have made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options. We are partnering with OTT video providers and expect this to grow as OTT options are offered with our broadband products.

Video services revenue declined $24 million, or 21%, to $88 million and $47 million, or 21%, to $182 million for the three and six months ended June 30, 2024, as compared to the prior year period. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue decreased $6 million, or 7%, to $83 million and $5 million, or 3%, to $167 million for the three and six months ended June 30, 2024, as compared to the prior year periods, driven by decreases in

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

switched network access revenue, partially offset by increases in pole rentals, related application fees and equipment sales.

Subsidy and other revenue

Subsidy and other revenue decreased $7 million, or 33%, to $14 million, and $13 million, or 30%, to $30 million, for the three and six months ended June 30, 2024, respectively, compared to the prior year period, primarily due to decreases in subsidies, and other revenue.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$516	$528	$(12)	(2)%
Selling, general, and administrative expenses	449	428	21	5%
Depreciation and amortization	398	354	44	12%
Restructuring costs and other charges	26	24	2	8%
Total operating expenses	$1,389	$1,334	$55	4%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$1,038	$1,070	$(32)	(3)%
Selling, general, and administrative expenses	877	845	32	4%
Depreciation and amortization	786	684	102	15%
Restructuring costs and other charges	60	32	28	88%
Total operating expenses	$2,761	$2,631	$130	5%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $12 million and $32 million for the three and six months ended June 30, 2024, as compared to the prior year periods. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses increased by $21 million and $32 million, for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods. These increases were primarily due to increases in marketing costs, third party commissions, property taxes, and a settled dispute with the Chief Executive Officer of Frontier’s predecessor company, partially offset by lower compensation and benefit costs, and other fees.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Depreciation and Amortization

For the three and six months ended June 30, 2024, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three and six months ended June 30, 2024, restructuring costs and other charges increased $2 million and $28 million, as compared to the three and six months ended June 30, 2023, primarily due to higher severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, and other restructuring activities.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2024	2023	2024	2023

Total pension/OPEB expenses	$13	$16	$26	$31
Less: costs capitalized into capital expenditures	(4)	(5)	(8)	(9)
Net pension/OPEB expense	$9	$11	$18	$22

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Investment and other income (loss), net	$(24)	$32	$(56)	(175)%
Interest expense	$(199)	$(149)	$(50)	34%
Income tax benefit	$(9)	$-	$(9)	-%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Investment and other income, net	$88	$34	$54	159%
Interest expense	$(398)	$(290)	$(108)	37%
Income tax (benefit) expense	$(7)	$1	$(8)	NM

NM - Not meaningful

Investment and other income, net

Investment and other income, net decreased $56 million for the three months ended June 30, 2024, and increased by $54 million for the six months ended June 30, 2024, as compared to the corresponding periods ended June 30, 2023. The decrease for the three months ended June 30, 2024, was primarily driven by a pension remeasurement loss of $72 million, along with a post-retirement remeasurement gain of $18 million. The increase for the six months ended June 30,

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

2024 was primarily driven by a post-retirement remeasurement gain of $27 million, a pension remeasurement gain of $2 million, and a combined increase in pension benefit and OPEB costs accruals of $14 million, as compared to the six months ended June 30, 2023.

Interest expense

For the three and six months ended June 30, 2024, interest expense increased $50 million and $108 million, as compared to the corresponding periods in 2023. The increase in interest expense was primarily driven by a higher debt balance, as well as higher interest rates.

Income tax expense

During the three and six months ended June 30, 2024, we recorded an income tax benefit of $9 million and $7 million, on pre-tax loss of $132 million and $129 million. During the three and six months ended June 30, 2023, we recorded an income tax expense of $0 million and $1 million on pre-tax loss of $2 million and pre-tax income of $2 million, respectively.

Our effective tax rates for the three and six months ended June 30, 2024, was 6.7% and 5.3% and for the three and six months ended June 30, 2023 was (18)% and 59%, respectively. The effective tax rate fluctuates from year to year and from quarter to quarter largely based on the magnitude of the company’s recognized income or loss for the applicable period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of June 30, 2024, we had liquidity of approximately $2,257 million, comprised of $1,197 million of cash and cash equivalents, $500 million available Variable Funding Notes capacity, subject to conditions to draw, and available capacity on our undrawn revolving credit facility of $560 million.

On July 1, 2024, Frontier Holdings amended its Variable Funding Notes facility (the “VFN Amendment”) to reduce the available Variable Funding Notes capacity to $0, with the ability to increase the capacity up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

Analysis of Cash Flows

As of June 30, 2024, we had unrestricted cash and cash equivalents aggregating $1,197 million. For the six months ended June 30, 2024, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily short-term investments and capital expenditures.

As of June 30, 2024, we had a working capital deficit of $264 million compared to a $506 million surplus at December 31, 2023. The primary drivers for the change to the working capital deficit at June 30, 2024 were a decrease in short-term investments of $1,075 million, partially offset by an increase of $72 million in cash and cash equivalents, a decrease of $140 million in accounts payable and accrued liabilities and a decrease of $126 million in other current liabilities, as compared to the period ended December 31, 2023.

Cash Flows provided by Operating Activities

Cash flows provided by operating activities increased $44 million to $709 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The overall decrease in operating cash flows was primarily the result of changes in long-term pension and OPEB liabilities and working capital.

We received $9 million in tax refunds during the six months ended June 30, 2024 and 2023, respectively. We paid $1 million in net cash taxes during the six months ended June 30, 2023.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $207 million for the six months ended June 30, 2024, compared to cash flows used by investing activities of $1,032 million for the prior year period, due to a decrease of $919 million in capital expenditures as compared to the prior year period.

Capital Expenditures

For the six months ended June 30, 2024 and 2023, our capital expenditures were $1,292 million and $2,211 million, respectively. The decrease in capital expenditures is due to lower levels of build prework and inventory purchases in 2024 when compared to the prior year period.

Cash Flows provided from Financing Activities

Cash flows provided from financing activities decreased $1,202 million to $495 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023. The decrease in financing activities was primarily driven by the decrease in net proceeds from long-term debt borrowings and vendor financing payments in the first half of 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $900 million Revolving Facility (as reduced by $340 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing and the $500 million Variable Funding Notes facility, subject to the satisfaction of the conditions laid out in the VFN Amendment.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of June 30, 2024 and December 31, 2023 we had $1 million and $263 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the six months ended June 30, 2024 were $1,292 million, and when including $415 million cash paid for vendor financing, capital investment was $1,707 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2024, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

On May 22, 2024, Frontier Communications Holdings, LLC, a subsidiary of Frontier (“Frontier Holdings”), entered into an amendment (the “2024 Credit Agreement Amendment”) to its existing credit agreement that governs its senior secured credit facility with certain revolving credit lenders (the “Revolving Facility”) which, among other things, (i) increased the aggregate amount of certain additional obligations permitted to be outstanding, including first lien debt, and securitization and receivables facilities, and non-loan party debt, from $2,500 million to $5,500 million; provided that at least 40% of the net available cash from the first $1,915 million in securitization and receivables facilities received after May 22, 2024 (excluding net available cash received from drawings with respect to $500 million of commitments of variable funding notes) is applied to prepay the Borrower’s existing term loans and other applicable indebtedness, and 100% of the net available cash from securitization and receivables facilities in excess thereof (up to the cap of $5,500 million) shall be applied to prepay the Borrower’s existing term loans and other applicable indebtedness; (ii) limited future securitizations and receivables facilities to assets located in Texas and/or Florida; and (iii) amended the financial maintenance covenant for the benefit of the Revolving Facility by, commencing with the period ending June 30, 2024, (a) including outstanding securitization and receivables facilities in the calculation of indebtedness and (b) increasing the maximum financial maintenance covenant leverage ratio thereunder to 5.25:1.00, with a step-down to 4.75:1.00 commencing with the period ending March 31, 2027, and continuing thereafter. The 2024 Credit Agreement Amendment became effective on July 1, 2024, when $402 million of net available cash from the securitization closing on such date was applied to prepay existing term loans.

On July 1, 2024, Frontier Holdings entered into an amendment (the “2024 Term Loan Amendment”) to the existing Term Loan Facility which, among other things (i) extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031; (ii) lowered (x) the margin over adjusted Term SOFR with respect to the Term Loan from 3.75% to 3.50% and (y) the margin over the alternative base rate with respect to the Term Loan from 2.75% to 2.50%; and (iii) eliminated the credit spread adjustment previously applicable to the Term Loan.

On July 1, 2024, Frontier Issuer LLC (“Frontier Issuer”), the Company’s limited-purpose, bankruptcy remote, subsidiary completed the issuance of $750 million aggregate principal amount of secured fiber network revenue term notes consisting of $530 million 6.19% Series 2024-1, Class A-2 term notes, $73 million 7.02% Series 2024-1, Class B term notes and $147 million 11.16% Series 2024-1, Class C term notes, each with an anticipated repayment term of seven years (collectively, the “Notes”). Collectively, the Notes have a weighted average yield of approximately 7.4%. The Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the North Texas Area, in addition to those in the Dallas Metropolitan Area contributed in the Series 2023-1 Notes offering, and qualify as green bonds.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On July 30, 2024, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility, pursuant to which $50 million of revolving credit commitments of a terminating lender were replaced by $75 million of commitments from a new lender, increasing overall capacity from $900 million to $925 million with a maturity date of April 30, 2028.

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

Our Amended and Restated Credit Agreement also contains a “financial covenant” which provides that, commencing with the period ending June 30, 2024, our financial maintenance covenant leverage ratio shall not exceed as of the last day of each fiscal quarter 5.25:1.00, with a step-down to 4.75:1.00 commencing with the period ending March 31, 2027, and continuing thereafter.

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

The indenture governing Frontier Issuer’s Fiber Term Notes includes covenants and restrictions customary for transactions of this type. These covenants and restrictions include (i) that Frontier Issuer maintains a required reserve amount, satisfied either in the form of a letter of credit or cash held in a liquidity reserve account, to be used to make required payments in respect of the Fiber Term Notes, provisions relating to prepayments, required indemnification payments in certain circumstances. The Fiber Term Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The Fiber Term Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Fiber Term Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

As of June 30, 2024, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Regulatory Developments

Connect America Fund (“CAF”)/ Rural Digital Opportunity Fund (“RDOF”): In 2015, Frontier accepted the FCC’s CAF Phase II offer, which provided $313 million in annual support through 2021 in return for the Company’s commitment to make broadband available to households within the CAF II areas in our existing 25 states. The Company was required to complete the CAF II deployment by December 31, 2021. Thereafter, USAC and the FCC have been reviewing carriers’ CAF II program completion data, and should USAC or the FCC determine that the Company did not satisfy certain applicable CAF Phase II requirements, Frontier could be required to return a portion of the funds previously received and may be subject to certain other fines, requirements and obligations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. The FCC announced the results of its RDOF Phase I auction on December 7, 2020. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to meet the milestones or construct to all locations by the required deadlines, Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

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

Internet: The FCC previously classified consumer broadband internet services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services, thereby imposing certain network neutrality requirements on the reclassified internet services. Although the FCC order has been appealed to the courts, the majority of these rules were scheduled to take effect on July 22, 2022. On July 12, 2024, the U.S. Court of Appeals for the Sixth Circuit temporarily stayed the effective date of these rules until August 5, 2024 so it can consider the merits of a pending motion for stay. Unless overturned by the court, these rules could increase our regulatory and compliance obligations and associated costs.

On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act (IIJA) into law. The legislation appropriated funding for the establishment of the Affordable Connectivity Program (ACP), and FCC-administered monthly, low-income broadband benefit program. The ACP provided qualified customers up to $30 dollars per month (or $75 dollars per month for those on Tribal lands) to assist with their internet bill.  Funding for the ACP program was exhausted in May 2024 and Frontier ceased participation at the end of the last full month of support - April, 2024.

Universal Service: On July 24, 2024, the U.S. of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner.  In addition, the FCC may seek further review of the order prior to the court’s mandate being issued. We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

As of June 30, 2024, 87% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2024. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.4 billion term loan facility has a floating rate at June 30, 2024. The annual impact of a 100 basis points increase in the SOFR would result in approximately $14 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2024, the fair value of our debt was estimated to be approximately $10.9 billion, based on quoted market prices, our overall weighted average borrowing rate was 7.100% and our overall weighted average maturity was approximately 4.9 years.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2023, the discount rate utilized in calculating our benefit plan obligation was 5.20%. As of June 30, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.80%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2023, our discount rate utilized in calculating our benefit plan obligation was 5.20%. As of June 30, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.80%.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2024 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $50 million from $2,268 million at December 31, 2023 to $2,318 million at June 30, 2024. This increase primarily resulted from changes in the market value of investments of $80 million, net of plan expenses, and contributions of $77 million, offset by benefit payments to participants of $106 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2024, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first six months of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

Except as disclosed in our Quarterly Report for the quarterly period ended March 31, 2024, there have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

(c) During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
4.1

Supplement No. 1 to Base Indenture, dated as of July 1, 2024, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2024).

4.2

Series 2024-1 Supplement, dated as of July 1, 2024, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank, N.A. (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on July 1, 2024).

10.1

Amendment No. 6 to Amended and Restated Credit Agreement, dated as of July 1, 2024, by and among Frontier Communications Holdings, LLC, as borrow, Frontier Video Services Inc., as grantor, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agents, Goldman Sachs Bank USA, as revolver agent, and the additional lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2024.)

10.2

Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 22, 2024, by and among Frontier Communications Holdings, LLC, as borrow, Frontier Video Services Inc., as grantor, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agents, Goldman Sachs Bank USA, as revolver agent, and the additional lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on May 23, 2024.)

	10.3	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of June 21, 2023, executed and delivered by JPMorgan Chase Bank, N.A. as administrative agent and collateral agent.
10.4

Amendment No. 1 to Class A-1 Note Purchase Agreement, dated as of July 1, 2024, among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, Frontier Communications Holdings, LLC, certain conduit investors, financial institutions and funding agents, and Barclays Bank pls.

	10.5	Frontier Communications Parent, Inc. 2024 Management Incentive Plan (filed as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on May 20, 2024).
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (loss); (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: August 2, 2024