Form 10-Q
period 2024-09-30
Frontier Communications Parent, Inc.
filed 2024-11-05
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2024 was 249,015,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,320	$1,125
Short-term investments	-	1,075
Accounts receivable, less allowances of $81 and $53, respectively	419	446
Prepaid expenses	86	67
Income taxes and other current assets	61	68
Total current assets	1,886	2,781

Property, plant and equipment, net	15,226	13,933
Other intangibles, net	3,344	3,585
Other assets	403	394
Total assets	$20,859	$20,693

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10	$15
Accounts payable and accrued liabilities	1,064	1,103
Advanced billings	193	182
Accrued other taxes	130	118
Accrued interest	184	126
Pension and other postretirement benefits	38	38
Other current liabilities	834	693
Total current liabilities	2,453	2,275

Deferred income taxes	619	643
Pension and other postretirement benefits	570	697
Other liabilities	595	553
Long-term debt	11,556	11,246
Total liabilities	15,793	15,414

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 249,007 and 245,813 shares issued and outstanding at September 30, 2024 and
December 31, 2023, respectively)	2	2
Additional paid-in capital	4,302	4,297
Retained earnings	680	884
Accumulated other comprehensive income, net of tax	82	96
Total equity	5,066	5,279
Total liabilities and equity	$20,859	$20,693

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$1,489	$1,436	$4,431	$4,325

Operating expenses:
Cost of service	538	545	1,576	1,615
Selling, general, and administrative expenses	427	405	1,304	1,250
Depreciation and amortization	410	356	1,196	1,040
Restructuring costs and other charges	28	16	88	48
Total operating expenses	1,403	1,322	4,164	3,953

Operating income	86	114	267	372

Investment and other income, net (See Note 11)	29	67	117	101
Interest expense	(203)	(170)	(601)	(460)

Income (loss) before income taxes	(88)	11	(217)	13
Income tax expense (benefit)	(6)	-	(13)	1

Net income (loss)	$(82)	$11	$(204)	$12

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.33)	$0.05	$(0.82)	$0.05

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.33)	$0.05	$(0.82)	$0.05

Total weighted average shares outstanding - basic	248,986	245,761	247,866	245,431

Total weighted average shares outstanding - diluted	248,986	247,447	247,866	247,336

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$(82)	$11	$(204)	$12
Other comprehensive income (loss), net of tax	(5)	8	(14)	21

Comprehensive income (loss)	$(87)	$19	$(218)	$33

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the nine months ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259
Stock plans, net	415	-	5	-	-	5
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2024	248,962	$2	$4,286	$762	$87	$5,137
Stock plans	45	-	16	-	-	16
Net loss	-	-	-	(82)	-	(82)
Other comprehensive
income, net of tax	-	-	-	-	(5)	(5)
Balance at September 30, 2024	249,007	$2	$4,302	$680	$82	$5,066

	For the nine months ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2023	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	211	-	22	-	-	22
Net income	-	-	-	3	-	3
Other comprehensive
income, net of tax	-	-	-	-	4	4
Balance at March 31, 2023	245,232	$2	$4,220	$858	$83	$5,163
Stock plans, net	512	-	22	-	-	22
Net loss	-	-	-	(2)	-	(2)
Other comprehensive
income, net of tax	-	-	-	-	9	9
Balance at June 30, 2023	245,744	$2	$4,242	$856	$92	$5,192
Stock plans	38	-	29	-	-	29
Net income	-	-	-	11	-	11
Other comprehensive
income, net of tax	-	-	-	-	8	8
Balance at September 30, 2023	245,782	$2	$4,271	$867	$100	$5,240

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2024	2023

Cash flows provided from (used by) operating activities:
Net income (loss)	$(204)	$12
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	1,196	1,040
Pension / OPEB special termination benefit enhancements	11	-
Stock-based compensation expense	54	81
Amortization of premium	(15)	(21)
Bad debt expense	30	24
Other adjustments	10	9
Deferred income taxes	(18)	(1)
Change in accounts receivable	(3)	(35)
Change in long-term pension and other postretirement liabilities	(156)	(149)
Change in accounts payable and other liabilities	392	101
Change in prepaid expenses, income taxes, and other assets	30	(13)
Net cash provided from operating activities	1,327	1,048

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,991)	(2,882)
Purchase of short-term investments	-	(1,850)
Sale of short-term investments	1,075	2,325
Purchase of long-term investments	-	(63)
Proceeds on sale of assets	12	18
Other	6	1
Net cash (used by) investing activities	(898)	(2,451)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(410)	(64)
Net proceeds from long-term debt borrowings	750	2,278
Payments of vendor financing	(415)	-
Premium paid to retire debt	-	(10)
Financing costs paid	(29)	(56)
Finance lease obligation payments	(23)	(18)
Proceeds from sale and lease-back transactions	-	21
Taxes paid on behalf of employees for shares withheld	(49)	(9)
Other	(12)	(7)
Net cash (used by) provided from financing activities	(188)	2,135

Increase in cash, cash equivalents, and restricted cash	241	732
Cash, cash equivalents, and restricted cash at January 1,	1,239	322
Cash, cash equivalents, and restricted cash at September 30,	$1,480	$1,054

Supplemental cash flow information:
Cash paid during the period for:
Interest	$565	$449
Income tax (refund) payments, net	$(8)	$1

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.1 million broadband subscribers and approximately 13,000 employees, operating in 25 states as of September 30, 2024. We were incorporated in 1935, originally under the name of Citizens Utilities Company and known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended September 30, 2024, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

At September 30, 2024 and December 31, 2023, the Company had $160 million and $114 million, respectively, in restricted cash. Pursuant to the terms of the Company’s secured fiber network revenue term notes, and secured fiber network revenue variable funding note facility, as described in Note 9, restricted cash is held in securitization escrow accounts. As of September 30, 2024 and December 31, 2023, approximately $55 million and $42 million, respectively, is current restricted cash held for the purpose of paying interest and certain fees. In addition, as of September 30, 2024 and December 31, 2023, we had approximately $105 million and $72 million, respectively, in noncurrent restricted cash to satisfy a portion of the required liquidity reserve amount, related to the August 2023 and July 2024 securitization transactions.

e) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we may invest cash into short-term investments to improve interest income while preserving liquidity to fund the investment as required.

As of September 30, 2024, the Company had no short-term investments. As of December 31, 2023, short-term investments of $1,075 million are comprised of term deposits earning interest in excess of traditional bank deposit rates, maturing between January 4, 2024, and May 2, 2024, and placed with banks with A-1/P-1 or equivalent credit quality. These short-term investments are in scope of ASC 320, Investments - Debt Securities. The short-term investments’ original maturity is greater than 90 days but less than one year, and they are classified as held to maturity, recorded as current assets, and are accounted for at amortized cost.

Other Investments

In connection with the closing of the August 2023 securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated. As of September 30, 2024 and December 31, 2023, this balance was approximately $59 million and $62 million, respectively, and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 9 for further details.

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

On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The Fifth Circuit subsequently stayed the decision to allow the FCC to file a petition with, the U.S. Supreme Court seeking review. The stay allows for the continued collection of USF contributions while the Supreme Court considers the case. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner.  We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

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

l) Stock Plans:

We have one active stock-based compensation plan under which grants are made and awards remain outstanding. Awards under this plan may be made to employees, directors or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Awards may be made in the form of restricted stock, restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights or other stock-based awards, including awards with performance, market, and time-vesting conditions. See Note 12 for further details.

The compensation cost recognized is based on awards ultimately expected to vest. GAAP requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(2) Merger Agreement:

On September 4, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verizon Communications Inc., a Delaware corporation (“Verizon”), and France Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Verizon (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver (to the extent permitted by law) of specified conditions, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Verizon.

Subject to such terms and conditions of the Merger Agreement, which has been unanimously approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding as of immediately prior to the Effective Time (subject to certain exceptions set forth in the Merger Agreement) shall be converted into the right to receive $38.50 in cash, without interest (the “Merger Consideration”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

At the Effective Time, other than as set forth below, each outstanding RSU (as defined below) and PSU (as defined below) will vest and be canceled and the holder thereof will be entitled to receive an amount in cash equal to the number of shares of Company Common Stock underlying such award (in the case of PSUs, based on attainment of all applicable performance goals at the greater of target and actual level of performance measured at the Effective Time) multiplied by the Merger Consideration. At the Effective Time, a portion of the outstanding RSUs and PSUs granted following the date of the Merger Agreement (determined by proration of any such grant based on the time remaining between the Effective Time and the end of the relevant vesting period) shall be automatically converted into a number of unvested restricted stock units of Verizon (“Verizon RSUs”) equal to the number of such RSUs and PSUs multiplied by an exchange ratio equal to the Merger Consideration divided by the five day volume weighted average price of Verizon common stock ending with the second complete trading day immediately prior to the closing date. Such conversion of PSUs shall be based on attainment of all applicable performance goals at the greater of target and actual level of performance measured at the Effective Time. The Verizon RSUs shall be subject to the same terms and conditions as applied to the RSUs and PSUs of the Company (including time-based vesting conditions but excluding performance-based vesting conditions) prior to the Effective Time.

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the holders of a majority of the voting power represented by the outstanding shares of Company Common Stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain required consents or approvals from the FCC and certain specified state regulatory authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. The transaction is not subject to a financing condition. Subject to such conditions, the Company expects to consummate the merger by the first quarter of 2026.

The Merger Agreement contains certain termination rights for the Company and Verizon, including, among others, the right of (1) either party to terminate the Merger Agreement if the Merger is not consummated by March 4, 2026 (subject to two automatic three-month extensions if certain closing conditions have not been satisfied), (2) the Company, prior to receiving the Company Stockholder Approval, to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (3) Verizon to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement.

Upon termination of the Merger Agreement under specified circumstances, including as a result of the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement with respect to a Superior Proposal or by Verizon as a result of the Board changing its recommendation with respect to the Merger, the Company will be required to pay Verizon a termination fee equal to $320 million. Additionally, upon termination of the Merger Agreement under specified circumstances relating to the failure to obtain certain specified antitrust or other regulatory approvals, Verizon will be required to pay the Company a termination fee equal to $590 million.

The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees.

(3) Recent Accounting Pronouncements:

Financial Accounting Standards Not Yet Adopted

ASU No. 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires public business entities to provide detailed disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The required categories include purchases of inventory, employee compensation, deprecation, intangible asset amortization, and deprecation, intangible asset amortization, and depletion. The standard is

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on tis consolidated financial statements and related disclosures.

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

(4) Revenue Recognition:

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

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provided through various satellite providers, and through partnerships with over-the-top (OTT) video providers. Video services also includes pay-per-view revenues, video on demand, equipment rentals, and video advertising. We have made the strategic decision to limit sales of new traditional TV services, focusing on our broadband products and OTT video options;

Other customer revenue includes switched access revenue, rents collected for collocation services, and other services and fees. Switched access revenue includes revenues derived from allowing other carriers to use our network to originate and/or terminate their local and long-distance voice traffic. These services are primarily billed on a minutes-of-use basis applying tariffed rates filed with the FCC or state agencies; and

Subsidy and other regulatory revenue include revenues generated from cost subsidies from state and federal authorities, including RDOF.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category.

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Data and Internet services	$1,004	$895	$2,934	$2,637
Voice services	301	341	934	1,044
Video services	83	104	265	333
Other	83	81	250	253
Revenue from contracts with customers (1)	1,471	1,421	4,383	4,267
Subsidy and other revenue	18	15	48	58
Total revenue	$1,489	$1,436	$4,431	$4,325

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Consumer	$789	$787	$2,365	$2,323
Business and wholesale	682	634	2,018	1,944
Revenue from contracts with customers (1)	1,471	1,421	4,383	4,267
Subsidy and other revenue	18	15	48	58
Total revenue	$1,489	$1,436	$4,431	$4,325

(1)Includes lease revenue of $13 million and $40 million for the three and nine months ended September 30, 2024 and $14 million and $44 million for the three and nine months ended September 30, 2023, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$16
Revenue recognized included in opening contract balance	(26)	(14)
Credits granted, excluding amounts recognized as revenue	26	12
Reclassified between current and noncurrent	-	-
Balance at September 30, 2024	$33	$14

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2022	$28	$17
Revenue recognized included in opening contract balance	(29)	(9)
Credits granted, excluding amounts recognized as revenue	31	15
Reclassified between current and noncurrent	4	(5)
Balance at September 30, 2023	$34	$18

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2024 (remaining three months)	$284
2025	255
2026	148
2027	53
2028	23
Thereafter	214
Total	$977

(5) Accounts Receivable:

The components of accounts receivable, net at September 30, 2024 and December 31, 2023 are as follows:

($ in millions)	September 30, 2024	December 31, 2023
Retail and Wholesale	$448	$438
Other	52	61
Less: Allowance for doubtful accounts	(81)	(53)
Accounts receivable, net	$419	$446

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

The provision for bad debts was $30 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively.

Approximately $415 million and $143 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the nine months ended September 30, 2024 was as follows:

($ in millions)
Balance at December 31, 2023	$53
Provision for bad debt	30
Amounts charged to revenue	76
Write offs charged against the allowance	(78)
Balance at September 30, 2024	$81

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Property, Plant and Equipment:

Property, plant and equipment, net at September 30, 2024 and December 23, 2023 are as follows:

($ in millions)	September 30, 2024	December 31, 2023
Property, plant and equipment	$18,533	$16,324
Less: Accumulated depreciation	(3,307)	(2,391)
Property, plant and equipment, net	$15,226	$13,933

As of September 30, 2024, our materials and supplies were $453 million, as compared to $594 million as of December 31, 2023. Components of this include fiber, network electronics, and customer premises equipment.

Beginning in the second half of 2023, Frontier negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. During the nine months ended September 30, 2024, our capital expenditures were $1,991 million.  During the nine months ended September 30, 2024, our vendor financing payments were $415 million. As of September 30, 2024, there was $632 million, $5 million, and $15 million in “Accounts payable and accrued liabilities”, “Other current liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures, and $56 million included in “Other current liabilities” for vendor financing payables associated with capital expenditures. For the nine months ended September 30, 2024, we had capitalized interest of $35 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Depreciation expense	$330	$276	$955	$799

(7) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of September 30, 2024, and 2023.

The balances of these assets as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(248)	$552	$800	$(194)	$606
Customer Relationships - Wholesale	3,491	(746)	2,745	3,491	(582)	2,909
Trademarks & Tradenames	150	(103)	47	150	(80)	70
Total other intangibles	$4,441	$(1,097)	$3,344	$4,441	$(856)	$3,585

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Amortization expense	$80	$80	$241	$241

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at September 30, 2024 and December 31, 2023. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2024		December 31, 2023

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,571	$11,839	$11,231	$10,712

(

(9) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the nine months ended September 30, 2024
		Principal
	January 1,	Payments	New	September 30,
($ in millions)	2024	and Retirements	Borrowings	2024

Secured debt issued by Frontier	$8,848	$(410)	$-	$8,438
Secured debt issued by subsidiaries	1,633	-	750	2,383
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,231	$(410)	$750	$11,571

Less: Debt issuance costs	(71)			(91)
Less: Current portion	(15)			(10)
Less: Debt premium / (discount)	(64)			(46)
Plus: Unamortized fair value adjustments (1)	165			132
Total Long-term debt	$11,246			$11,556

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024		December 31, 2023
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$-	-	$1,435	9.220% (Variable)
Term loan due 7/1/2031	1,025	8.763% (Variable)	-	-
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,438		8,848

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 revenue term notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 revenue term notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 revenue term notes class C due 7/20/2028	312	11.500%	312	11.500%
Series 2024-1 revenue term notes Class A-2 due 5/20/2031	530	6.190%	-	-
Series 2024-1 revenue term notes Class B due 5/30/2031	73	7.020%	-	-
Series 2024-1 revenue term notes Class C due 5/20/2031	147	11.160%	-	-
Total secured debt issued by subsidiaries	2,383		1,633

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,571	6.997% (1)	$11,231	7.103% (1)

(1)Interest rate represents a weighted average of the stated interest rates of multiple issuances. The anticipated repayment date of July 2028 is used for the Series 2023-1 Revenue Term Notes, classes A-2, B, and C when calculating the weighted average, and the anticipated repayment date of May 2031 is used for the Series 2024-1 Revenue Term Notes, classes A-2, B, and C when calculating the weighted average.

(2) $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated which was defeased in connection with the closing of the August 2023 securitization transaction.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $265 million of letters of credit outstanding, we had $660 million of available borrowing capacity under the Revolving Facility as of September 30, 2024.

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

On May 22, 2024, Frontier Communications Holdings, LLC, a subsidiary of Frontier (“Frontier Holdings”), entered into an amendment (the “2024 Credit Agreement Amendment”) to its existing credit agreement that governs its Revolving Facility which, among other things, (i) increased the aggregate amount of certain additional obligations permitted to be outstanding, including first lien debt, and securitization and receivables facilities, and non-loan party debt, from $2,500 million to $5,500 million; provided that at least 40% of the net available cash from the first $1,915 million in securitization and receivables facilities received after May 22, 2024 (excluding net available cash received from drawings with respect to $500 million of commitments of variable funding notes) is applied to prepay the Borrower’s existing term loans and other applicable indebtedness, and 100% of the net available cash from securitization and receivables facilities in excess thereof (up to the cap of $5,500 million) shall be applied to prepay the Borrower’s existing term loans and other applicable indebtedness; (ii) limited future securitizations and receivables facilities to assets located in Texas and/or Florida; and (iii) amended the financial maintenance covenant for the benefit of the Revolving Facility by, commencing with the period ending June 30, 2024, (a) including outstanding securitization and receivables facilities in the calculation of indebtedness and (b) increasing the maximum financial maintenance covenant leverage ratio thereunder to 5.25:1.00, with a step-down to 4.75:1.00 commencing with the period ending March 31, 2027, and continuing thereafter. The 2024 Credit Agreement Amendment became effective on July 1, 2024, when $402 million of net available cash from the securitization closing on such date was applied to prepay existing term loans.

On July 30, 2024, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility, pursuant to which $50 million of revolving credit commitments of a terminating lender were replaced by $75 million of commitments from a new lender, increasing overall capacity from $900 million to $925 million. The maturity date of the Revolving Facility will be the earliest of (a) April 30, 2028, (b) 91 days prior to the maturity of the term loan facility, (c) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.875% First Lien Notes due 2027, and (d) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.000% First Lien Notes due 2028.

Term Loan Facility

On July 1, 2024, Frontier Holdings entered into an amendment to the existing Term Loan Facility which, among other things (i) extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031; (ii) lowered (x) the margin over adjusted Term SOFR with respect to the Term Loan from 3.75% to 3.50% and (y) the margin over

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

the alternative base rate with respect to the Term Loan from 2.75% to 2.50%; and (iii) eliminated the credit spread adjustment previously applicable to the Term Loan.

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

Security	Issue Date	Amount Outstanding	Interest Rate (1)	Anticipated Repayment Date	Final Maturity Date
Series 2023-1, Class A-2 term notes	August 8, 2023	$1,119,000,000	6.60%	July 20, 2028	August 20, 2053
Series 2023-1, Class B term notes	August 8, 2023	$155,000,000	8.30%	July 20, 2028	August 20, 2053
Series 2023-1, Class C term notes	August 8, 2023	$312,000,000	11.50%	July 20, 2028	August 20, 2053
Series 2024-1, Class A-2 term notes	July 1, 2024	$530,000,000	6.19%	May 20, 2031	June 20, 2054
Series 2024-1, Class B term notes	July 1, 2024	$73,000,000	7.02%	May 20, 2031	June 20, 2054
Series 2024-1, Class C term notes	July 1, 2024	$147,000,000	11.16%	May 20, 2031	June 20, 2054

(1) If Frontier Issuer has not repaid or refinanced any Class of Notes of a Series of Fiber Term Notes prior to the Anticipated Repayment Date, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such note of the United States Treasury Security having a remaining term closest to 10 years plus (B) 5.00% plus (C) the post-ARD note spread applicable to such Note.

In addition, on July 1, 2024, Frontier amended its Secured Fiber Network Revenue Variable Funding Notes, Series 2023-2, Class A-1, facility (the “VFN Amendment”) to reduce the available Variable Funding Notes commitment amount to $0, with the ability to increase the commitment amount up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(10) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During the nine-month period ended September 30, 2024, we incurred $88 million in restructuring charges and other costs consisting of $11 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $25 million of severance and employee costs resulting from workforce reductions, and $52 million of costs associated with the Verizon merger and other restructuring activities.

During the nine-month period ended September 30, 2023, we incurred $48 million in restructuring charges and other costs consisting of $48 million of severance and employee costs resulting from workforce reductions, of which, approximately $23 million and $15 million related to larger workforce reductions during the second and third quarters of 2023, respectively.

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2024	$10
Severance expense	25
Pension / OPEB special termination benefit enhancements	11
Other costs	52
Cash payments during the period	(68)
Balance at September 30, 2024	$30

(11) Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Interest and dividend income	$20	$22	$58	$60
Pension benefit	9	5	30	14
OPEB costs	(1)	(2)	(3)	(7)
OPEB remeasurement gain (loss)	(21)	46	6	38
Pension remeasurement gain (loss)	23	-	25	-
All other, net	(1)	(4)	1	(4)
Total investment and other income, net	$29	$67	$117	$101

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in remeasurement gains of $25 million and $6 million, respectively, for the nine months ended September 30, 2024.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(12) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, under which grants are made and awards remain outstanding: the 2024 Management Incentive Plan (the “2024 Incentive Plan”).  The plan was approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Available shares under the previous plan of 1,151,334 were rolled into the new 2024 plan for a total of 9,916,334 shares reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of September 30, 2024, there were 9,859,025 shares available to grant.

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2024	2,468	$24.37	$63
Restricted stock units granted	1,367	$23.46	$49
Restricted stock units vested	(1,348)	$25.76	$(48)
Restricted stock units forfeited	(71)	$23.48
Balance at September 30, 2024	2,416	$24.58	$86

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2022, 2023, and 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2024 was $42 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $25 million and $29 million for the nine month-periods ended September 30, 2024, and 2023, respectively, has been recorded in connection with restricted stock.

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

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2022 and 2023 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period. For the 2024 PSU awards, the targets related to two of the three performance metrics have not been established. As a result, as of September 30, 2024, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2024 PSU awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2024	4,487	$25.33
Target performance shares awarded, net	1,769	$24.35
Target performance shares vested	(3,898)	$25.62
Target performance shares forfeited	(5)	$24.86
Balance at September 30, 2024	2,353	$25.22

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the nine months ended September 30, 2024, and 2023, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $29 million, and $52 million, respectively, related to PSU awards.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was $1 million for both the nine months ended September 30, 2024 and 2023.

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(8.4)	(4.3)	(9.6)	5.1
Federal tax refund adjustment	-	-	(0.5)	-
Tax reserve adjustment	(0.3)	(3.0)	(0.3)	(3.1)
Tax Credit	0.6	6.0	0.7	6.3
Sec.162(m) - nondeductible Executive Compensation	(2.3)	(18.5)	(2.6)	(19.1)
Split Life Insurance Settlement	-	-	(1.1)	-
Transaction cost	(3.2)	-	(1.3)	-
All other, net	-	(0.5)	(0.1)	(0.5)
Effective tax rate	7.4%	0.7%	6.2%	9.7%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the third quarter of 2024, including the development of recent years of pre-tax book losses. The state tax rate includes state valuation allowances. On the basis of this evaluation, a valuation allowance of $299 million ($237 million net of federal benefit) was recorded as of September 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions and shares in thousands, except per share amounts)	2024	2023	2024	2023
Net loss used for basic and diluted earnings
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$(82)	$11	$(204)	$12
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$(82)	$11	$(204)	$12

Basic earnings per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	248,986	245,761	247,866	245,431
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	248,986	245,761	247,866	245,431

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.33)	$0.05	$(0.82)	$0.05

Diluted earnings per share:
Total weighted average shares outstanding - basic	248,986	245,761	247,866	245,431
Effect of dilutive performance stock awards	-	1,686	-	1,493
Effect of dilutive restricted stock awards	-	-	-	412
Total weighted average shares outstanding - diluted	248,986	247,447	247,866	247,336

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.33)	$0.05	$(0.82)	$0.05

In calculating diluted net loss per common share, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For the three and nine months ended September 30, 2024, RSUs of approximately 928,000 and 1,085,000, respectively, and PSUs of approximately 237,000 and 196,000, respectively, have been excluded.

In calculating diluted net income per common share for the three and nine months ended September 30, 2023, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of September 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs

Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other
comprehensive loss to net loss	(15)
Net current-period other comprehensive loss	(14)
Balance at September 30, 2024 (1)	$82

OPEB
($ in millions)	Costs

Balance at January 1, 2023 (1)	$79
Other comprehensive income before reclassifications	33
Amounts reclassified from accumulated other
comprehensive loss to net income	(12)
Net current-period other comprehensive income	21
Balance at September 30, 2023 (1)	$100

(1)OPEB amounts are net of deferred tax balances of $29 million and $23 million as of January 1, 2024 and 2023, respectively,

and $24 million and $31 million as of September 30, 2024 and 2023, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Income (Loss)
Comprehensive Loss Components	2024	2023	2024	2023	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$6	$6	$19	$16	Income (loss) before income taxes
Tax impact	(1)	(2)	(4)	(4)	Income tax benefit
	$5	$4	$15	$12	Net income

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension and OPEB costs (see Note 16 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(16) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statements of operations.

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Components of total pension benefit cost
Service cost	$11	$12	$34	$39
Interest cost on projected benefit obligation	31	31	94	97
Expected return on plan assets	(40)	(36)	(124)	(111)
Pension remeasurement gain	(23)	-	(25)	-
Net periodic pension (benefit) costs	(21)	7	(21)	25
Pension special termination benefit enhancements	1	-	11	-
Total pension (benefit) cost	$(20)	$7	$(10)	$25

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of operations.

The value of our pension plan assets increased $198 million from $2,268 million at December 31, 2023 to $2,466 million at September 30, 2024. This increase primarily resulted from changes in the market value of investments of $235 million, net of plan expenses, and contributions of $108 million, offset by benefit payments to participants of $145 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $23 million for the three months ended September 30, 2024, and a remeasurement gain of $25 million for the nine months ended September 30, 2024.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first nine months of 2024, the Company recognized a charge of $11 million to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Components of net periodic postretirement benefit cost
Service cost	$2	$2	$5	$6
Interest cost on projected benefit obligation	7	8	22	23
Amortization of prior service credit gain recognized	(6)	(6)	(19)	(16)
OPEB remeasurement (gain) loss	21	(46)	(6)	(38)
Total periodic postretirement (benefit) cost	$24	$(42)	$2	$(25)

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement loss of $21 million and a remeasurement gain of $6 million for the three and nine months ended September 30, 2024, respectively.

In the first nine months of 2023, Frontier amended the medical coverage for certain postretirement benefit plans, which resulted in a $38 million net remeasurement gain. The net gain was comprised of a loss of $20 million in the first quarter, offset by remeasurement gains of $12 million in the second quarter and $46 million in the third quarter, primarily due to discount rate changes.

We capitalized $13 million and $14 million of pension and OPEB expense for the nine months ended September 30, 2024 and 2023, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

(17) Commitments and Contingencies:

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

On October 22 and October 23, 2024, two complaints were filed in the Supreme Court of the State of New York, County of New York by purported Company stockholders against the Company, the Board, Verizon and Merger Sub in connection with the Merger. The complaints assert claims of negligent misrepresentation and concealment and negligence under New York common law. Among other remedies, the complaints seek an order enjoining the defendants from proceeding with the Merger unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the proxy statements, rescinding the Merger to the extent already

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

consummated or granting rescissory damages, awarding the plaintiffs costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper. Additional lawsuits arising out of the proposed Merger may also be filed in the future. Furthermore, the Company has received demand letters from purported Company stockholders alleging disclosure deficiencies in the preliminary proxy statement and/or definitive proxy statement and demanding that the Company and the Board of Directors promptly issue corrective disclosures to cure the proxy statement prior to the anticipated stockholder vote on the proposed Merger. The Company believes that the allegations contained in the complaints and demands have no merit. We do not at this time consider there to be any reasonably possible material loss arising from the demands. There can be no assurance regarding the likelihood that the Company’s defense of any actions will be successful.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

The FCC previously classified consumer broadband internet services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services, thereby imposing certain network neutrality requirements on the reclassified internet services. Although the FCC order has been appealed to the courts, the majority of these rules were scheduled to take effect on July 22, 2022. On August 1, 2024, the U.S. Court of Appeals for the Sixth Circuit stayed the implementation of the rules. Unless overturned by the court, these rules could increase our regulatory and compliance obligations and associated costs.

On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC.  The Fifth Circuit subsequently stayed the decision to allow the FCC to file a petition with the U.S. Supreme Court seeking review. The stay allows the continued collection of USF contributions while the Supreme Court considers the case. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner.  We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

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

As of September 30, 2024, we had total “Accounts payable and accrued liabilities” of $1,064 million, of which $793 million is related to accounts payable. As of December 31, 2023, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $857 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of September 30, 2024, we had $56 million of vendor financing liabilities included in “Other

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

current liabilities” on our consolidated balance sheets. For the nine months ended September 30, 2024 we made $415 million in vendor financing payments related to capital expenditures.

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

A wide range of factors could materially affect future developments and performance, including but not limited to:

•the risk that the Merger may not be completed in a timely manner or at all;

•the failure to receive, on a timely basis or otherwise, the Company Stockholder Approval;

•the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

•the possibility that competing offers or acquisition proposals for the Company will be made;

•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement relating to the Merger, including in circumstances which would require the Company to pay a termination fee;

•the effect of the pendency of the Merger on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally;

•risks related to the Merger diverting management’s attention from the Company’s ongoing business operations;

•the risk that the Company’s stock price may decline significantly if the Merger is not consummated;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report. You should consider these important factors, as well as the risks contained in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, June 30, 2024, and other filings with the SEC, in evaluating any statement in this report or otherwise made by us or on our behalf.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering gigabit speeds to approximately 3.1 million broadband subscribers, with approximately 13,000 employees, operating in 25 states as of September 30, 2024. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. As of September 30, 2024, we have passed over 7 million total locations with fiber. We prioritize our activities to locations that we believe will provide the highest investment returns. As we implement our fiber expansion plan, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the third quarter of 2024:

•We added approximately 381,000 fiber passings. As of September 30, 2024, we had approximately 7.6 million total locations passed with fiber.

•We added 108,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year period. In our Base Fiber Network of 3.2 million locations, we reached broadband penetration of 45.7%.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 47,000 total broadband customer net additions.

•Fiber revenue growth of 14% offset copper revenue declines of 9%, resulting in overall positive revenue growth year-over-year.

•Issued $750 million fiber securitization notes and refinanced term loan, on July 1, 2024 to further fund fiber build at a lower cost of capital, while proactively extending maturities.

On September 4, 2024 we entered into the Merger Agreement with Verizon, pursuant to which, subject to certain terms and conditions therein, Verizon will acquire Frontier for $38.50 per share in cash, representing a premium of 43.7% to Frontier’s 90-Day volume-weighted average share price (VWAP) on September 3, 2024, the last full trading day prior to published market speculation regarding a potential sale of Frontier. See Note 2 - ‘‘Merger Agreement’’ to the Consolidated Financial Statements included in Part I of this Quarterly Report for more detail.

Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, actual or perceived inflation, tight labor markets, increased fuel and electricity costs, increased cost of borrowing, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks could negatively impact our ability to achieve the fiber build plans we are executing against. We continue to closely monitor and evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Overview – Operating Income

We reported operating income of $86 million and $114 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $28 million.

We reported operating income of $267 million and $372 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $105 million.

Operating income decreased primarily due to decreases in revenue from voice and video services, and increases in depreciation and amortization expenses, restructuring costs and other charges, and selling, general and administrative expenses. These factors were partially offset by an increase in revenue from data and internet services, as well as decreases in cost of service expenses, as compared to the corresponding period in 2023.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and nine months ended September 30, 2024, as compared to the financial results for the three and nine months ended September 30, 2023.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended September 30,
(Customer and Employee Metrics in thousands)	2024	2023	% Change

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,157	1,797	20%
Business and wholesale customers (1)	138	126	10%
Consumer net customer additions	104	75	39%
Consumer customer churn	1.49%	1.47%	1%
Consumer customer ARPU	$65.40	$64.49	1%
Copper Broadband
Consumer customers	666	870	(23)%
Business and wholesale customers (1)	96	120	(20)%
Consumer net customer losses	(55)	(58)	5%
Consumer customer churn	2.37%	2.18%	9%
Consumer customer ARPU	$59.16	$54.62	8%

Consumer Customer Metrics
Customers	3,176	3,118	2%
Net customer additions (losses)	22	(9)	344%
ARPC	$83.12	$83.99	(1)%
Customer Churn	1.80%	1.70%	6%

Other Metrics
Employees	12,950	13,756	(6)%

		For the nine months ended September 30,
	(Customer and Employee Metrics in thousands)	2024	2023	% Change

	Broadband Customer Metrics
	Fiber Broadband
	Consumer net customer additions	279	222	26%
	Consumer customer churn	1.38%	1.36%	1%
	Consumer customer ARPU	$65.41	$63.10	4%
	Copper Broadband
	Consumer net customer losses	(156)	(173)	10%
	Consumer customer churn	2.11%	1.91%	10%
	Consumer customer ARPU	$57.86	$51.81	12%

	Consumer Customer Metrics
	Net customer additions (losses)	47	(15)	413%
	ARPC	$83.51	$82.49	1%
	Customer Churn	1.64%	1.55%	6%

(1)	Business and Wholesale customers include our small, medium business, larger enterprise (SME) customers and wholesale subscribers.

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

For the three and nine months ended September 30, 2024, we added approximately 104,000 and 279,000 consumer fiber broadband customers, compared to 75,000 and 222,000 net additions for the three and nine months ended September 30, 2023, respectively. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2024, we added approximately 4,000 and 9,000 business and wholesale fiber broadband customers compared to approximately 4,000 and 12,000 net additions for the three and nine months ended September 30, 2023, respectively.

Our focus on expanding and improving our fiber network has contributed to improved customer retention. Our average monthly consumer fiber broadband churn was 1.49% and 1.38% for the three and nine months ended September 30, 2024, compared to 1.47% and 1.36% for the three and nine months ended September 30, 2023, respectively. These consistent results were driven by our increased focus on key customer touchpoints such as installation and first bill as well as retention activities associated with inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $0.91, or 1% to $65.40 and $2.31, or 4% to $65.41 for the three and nine months ended September 30, 2024, respectively, compared to the prior year period.

oThe increase in consumer ARPU for the three and nine months ended September 30, 2024 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, inflation-related price increases, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three and nine months ended September 30, 2024, we lost approximately 55,000 and 156,000 consumer copper broadband customers compared to a loss of approximately 58,000 and 173,000 for the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2024, Frontier lost approximately 6,000 and 18,000 business and wholesale copper broadband customers, compared to a loss of approximately 6,000 and 16,000 in the three and nine months ended September 30, 2023, respectively.

Our average monthly consumer copper broadband churn was 2.37% and 2.11% for the three and nine months ended September 30, 2024, compared to 2.18% and 1.91% in the three and nine months ended September 30, 2023, respectively. The increase in consumer copper broadband churn was driven primarily by the impact of inflationary price increases.

Consumer Customers

Consumer customers increased 2% as of September 30, 2024, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 22,000 and 47,000 consumer customers for the three and nine months ended September 30, 2024, compared to a loss of approximately 9,000 and 15,000 consumer customers for the three

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

and nine months ended September 30, 2023, respectively, driven by, growth in fiber broadband customers, offset by losses in copper broadband, voice and video customers.

•For the three and nine months ended September 30, 2024, we experienced a net gain of consumer broadband customers of approximately 49,000 and 123,000 as compared to a net gain of approximately 17,000 and 49,000 for the three and nine months ended September 30, 2023, respectively.

oThe average monthly consumer revenue per customer (“consumer ARPC”) decreased $0.87, or 1%, to $83.12 and increased $1.02, or 1%, to $83.51 for the three and nine months ended September 30, 2024, respectively, compared to the prior year period. The decrease in the three-month period was driven by declines in voice and video services, partially offset by growth in fiber data and value-added services along with price increases. The increase for the nine-month period was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Financial Results

	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions)	2024	2023	Change	2024	2023	Change
Data and Internet services	$1,004	$895	12%	$2,934	$2,637	11%
Voice services	301	341	(12)%	934	1,044	(11)%
Video services	83	104	(20)%	265	333	(20)%
Other	83	81	2%	250	253	(1)%
Revenue from contracts with customers	1,471	1,421	4%	4,383	4,267	3%
Subsidy and other revenue	18	15	20%	48	58	(17)%
Revenue	1,489	1,436	4%	4,431	4,325	2%

Operating expenses:
Cost of service	538	545	(1)%	1,576	1,615	(2)%
Selling, general, and administrative expenses	427	405	5%	1,304	1,250	4%
Depreciation and amortization	410	356	15%	1,196	1,040	15%
Restructuring costs and other charges	28	16	75%	88	48	83%
Total operating expenses	$1,403	$1,322	6%	$4,164	$3,953	5%

Operating income	86	114	(25)%	267	372	(28)%

Consumer	789	787	0%	2,365	2,323	2%
Business and Wholesale	682	634	8%	2,018	1,944	4%
Revenue from contracts with customers	$1,471	$1,421	4%	$4,383	$4,267	3%

Fiber revenue	867	760	14%	2,512	2,235	12%
Copper revenue	604	661	(9)%	1,871	2,032	(8)%
Revenue from contracts with customers	$1,471	$1,421	4%	$4,383	$4,267	3%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Fiber	$867	$760	$107	14%
Copper	604	661	(57)	(9)%
Revenue from contracts with customers (1)	1,471	1,421	50	4%
Subsidy revenue	18	15	3	20%
Total revenue	$1,489	$1,436	$53	4%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Fiber	$2,512	$2,235	$277	12%
Copper	1,871	2,032	(161)	(8)%
Revenue from contracts with customers (1)	4,383	4,267	116	3%
Subsidy revenue	48	58	(10)	(17)%
Total revenue	$4,431	$4,325	$106	2%

(1)Includes lease revenue of $13 million and $40 million for the three and nine months ended September 30, 2024, and $14 million and $44 million for the three and nine months ended September 30, 2023, respectively.

Our revenue streams are primarily a result of recurring data, voice, and video services delivered over our network. Revenues are considered fiber or copper based on the “last-mile” technology used to connect the customer location. With our investment strategy to expand and improve our fiber network and the corresponding fiber focus of our sales and marketing efforts, we are experiencing growth in fiber revenue and a decline in copper revenue. We expect this trend to continue and accelerate due to strong fiber demand and the migration of customers from copper to fiber as we expand our fiber network.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Consumer	$789	$787	$2	0%
Business and Wholesale	682	634	48	8%
Revenue from contracts with customers (1)	1,471	1,421	50	4%
Subsidy and other revenue	18	15	3	20%
Total revenue	$1,489	$1,436	$53	4%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Consumer	$2,365	$2,323	$42	2%
Business and wholesale	2,018	1,944	74	4%
Revenue from contracts with customers (1)	4,383	4,267	116	3%
Subsidy and other revenue	48	58	(10)	(17)%
Total revenue	$4,431	$4,325	$106	2%

(1)Includes lease revenue of $13 million and $40 million for the three and nine months ended September 30, 2024, and $14 million and $44 million for the three and nine months ended September 30, 2023, respectively.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management.

Consumer

For the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023:

•Consumer revenues were up less than 1% and 2% for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oWe experienced 22% and 23% improvement in consumer fiber broadband revenues for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increased consumer fiber broadband net customers additions due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•We experienced a decline of approximately 16% and 13% in consumer copper broadband revenues for the three and nine months ended September 30, 2024. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper customer base and revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Business and Wholesale

For the three and nine months ended September 30, 2024, our business and wholesale revenues were up 8% and 4%, respectively, as compared to the prior year period. This increase was driven by increases in data and internet services, partially offset by decreases in voice services revenue, predominantly in business. The increase in data and internet services was due to the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds, and unit price increases in network access services.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Data and Internet services	$1,004	$895	$109	12%
Voice services	301	341	(40)	(12)%
Video services	83	104	(21)	(20)%
Other	83	81	2	2%
Revenue from contracts with customers (1)	1,471	1,421	50	4%
Subsidy and other revenue	18	15	3	20%
Total revenue	$1,489	$1,436	$53	4%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Data and Internet services	$2,934	$2,637	$297	11%
Voice services	934	1,044	(110)	(11)%
Video services	265	333	(68)	(20)%
Other	250	253	(3)	(1)%
Revenue from contracts with customers (1)	4,383	4,267	116	3%
Subsidy and other revenue	48	58	(10)	(17)%
Total revenue	$4,431	$4,325	$106	2%

(1)Includes lease revenue of $13 million and $40 million for the three and nine months ended September 30, 2024, and $14 million, respectively, and $44 million for the three and nine months ended September 30, 2023, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Our fiber expansion strategy positively impacts data and Internet services. Fiber network expansion provides faster, symmetrical broadband speeds and provides both customer and revenue growth opportunities for fiber broadband and network access products like ethernet. We believe this initiative will create opportunities for us to provide more fiber-based services to our customers.

($ in millions)	For the three months ended	For the nine months ended
Data and Internet services revenue, September 30, 2023	$895	$2,637
Change in fiber broadband revenue	77	233
Change in copper broadband revenue	(28)	(68)
Change in other data and internet services	60	132
Data and Internet services revenue, September 30, 2024	$1,004	$2,934

Data and internet services revenue increased $109 million, or 12%, to $1,004 million and $297 million, or 11%, to $2,934 million for the three and nine months ended September 30, 2024, respectively, as compared to the prior year period. The increase was driven by growth in fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband networks. Voice services also include enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $40 million, or 12%, to $301 million and $110 million, or 11%, to $934 million for the three and nine months ended September 30, 2024, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

Video services

Video services include revenues generated from traditional television (TV) services provided directly to consumer customers as well as satellite TV services provided through various satellite providers. Video services also include pay-per-view revenues, video on demand, equipment rentals, and video advertising. We have made the strategic decision to limit new subscriber sales of traditional TV services, focusing on our broadband products and OTT video options. We are partnering with OTT video providers and expect this to grow as OTT options are offered with our broadband products.

Video services revenue declined $21 million, or 20%, to $83 million and $68 million, or 20%, to $265 million for the three and nine months ended September 30, 2024, as compared to the prior year period. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue increased $2 million, or 2%, to $83 million and decreased $3 million, or 1%, to $250 million for the three and nine months ended September 30, 2024, as compared to the prior year periods, driven by

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

decreases in switched network access revenue, partially offset by increases in pole rentals, related application fees and equipment sales.

Subsidy and other revenue

Subsidy and other revenue increased $3 million, or 20%, to $18 million, and decreased $10 million, or 17%, to $48 million, for the three and nine months ended September 30, 2024, respectively, compared to the prior year period, driven by increased grants and CIAC for the current quarter, and decreases in subsidies, and other revenue for the current nine month period.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$538	$545	$(7)	(1)%
Selling, general, and administrative expenses	427	405	22	5%
Depreciation and amortization	410	356	54	15%
Restructuring costs and other charges	28	16	12	75%
Total operating expenses	$1,403	$1,322	$81	6%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$1,576	$1,615	$(39)	(2)%
Selling, general, and administrative expenses	1,304	1,250	54	4%
Depreciation and amortization	1,196	1,040	156	15%
Restructuring costs and other charges	88	48	40	83%
Total operating expenses	$4,164	$3,953	$211	5%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $7 million and $39 million for the three and nine months ended September 30, 2024, as compared to the prior year periods. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses increased by $22 million and $54 million for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods. These increases were primarily due to increases in marketing

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

costs, third party commissions, property taxes, and a settled dispute with the Chief Executive Officer of Frontier’s predecessor company, partially offset by lower compensation and benefit costs, and other fees.

Depreciation and Amortization

For the three and nine months ended September 30, 2024 depreciation and amortization expenses increased $54 million and $156 million, respectively, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three months ended September 30, 2024, restructuring costs and other charges increased $12 million, as compared to the three months ended September 30, 2023, primarily due to higher severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, costs associated with the Verizon merger and other restructuring activities.

For the nine months ended September 30, 2024, restructuring costs and other charges increased $40 million, as compared to the nine months ended September 30, 2023, primarily due to higher pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, costs associated with the Verizon merger and other restructuring activities, slightly offset by lower severance and employee costs.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2024	2023	2024	2023

Total pension/OPEB expenses	$13	$14	$39	$45
Less: costs capitalized into capital expenditures	(5)	(5)	(13)	(14)
Net pension/OPEB expense	$8	$9	$26	$31

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Investment and other income, net	$29	$67	$(38)	(57)%
Interest expense	$(203)	$(170)	$(33)	19%
Income tax (benefit)	$(6)	$-	$(6)	-%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Investment and other income, net	$117	$101	$16	16%
Interest expense	$(601)	$(460)	$(141)	31%
Income tax (benefit) expense	$(13)	$1	$(14)	NM

NM - Not meaningful

Investment and other income, net

Investment and other income, net decreased $38 million for the three months ended September 30, 2024, and increased by $16 million for the nine months ended September 30, 2024, as compared to the corresponding periods ended September 30, 2023. The decrease for the three months ended September 30, 2024 was primarily driven by a post-retirement remeasurement loss of $21 million, partially offset by a pension remeasurement gain of $23 million. The increase for the nine months ended September 30, 2024 was primarily driven by a post-retirement remeasurement gain of $6 million, a pension remeasurement gain of $25 million, and a combined increase in pension benefit and OPEB costs accruals of $19 million, as compared to a remeasurement gain for our other post-retirement benefit obligation of $46 million and $38 million for the three and nine months ended September 30, 2023.

Interest expense

For the three and nine months ended September 30, 2024, interest expense increased $33 million and $141 million, as compared to the corresponding periods in 2023. The increase in interest expense was primarily driven by a higher debt balance.

Income tax expense

During the three and nine months ended September 30, 2024, we recorded an income tax benefit of $6 million and $13 million, on pre-tax loss of $88 million and $217 million. During the three and nine months ended September 30, 2023, we recorded an income tax expense of $0 million and $1 million on pre-tax loss of $11 million and pre-tax income of $13 million, respectively.

Our effective tax rates for the three and nine months ended September 30, 2024, was 7.4% and 6.2% and for the three and nine months ended September 30, 2023 was 0.7% and 9.7%, respectively. The effective tax rate fluctuates from year to year and from quarter to quarter largely based on the magnitude of the company’s recognized income or loss for the applicable period.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of September 30, 2024, we had liquidity of approximately $1,980 million, comprised of $1,320 million of cash and cash equivalents, and available capacity on our undrawn revolving credit facility of $660 million.

On July 1, 2024, Frontier Holdings amended its Secured Fiber Network Revenue Variable Funding Notes, Series 2023-2, Class A-1 facility (the “VFN Amendment”) to reduce the available Variable Funding Notes commitment amount to $0, with the ability to increase the commitment amount up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

Analysis of Cash Flows

As of September 30, 2024, we had cash and cash equivalents aggregating $1,320 million. For the nine months ended September 30, 2024, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily capital expenditures.

As of September 30, 2024, we had a working capital deficit of $567 million compared to a $506 million surplus at December 31, 2023. The primary drivers for the change to the working capital deficit at September 30, 2024 were a decrease in short-term investments of $1,075 million, and an increase of $141 million in other current liabilities, partially offset by an increase of $195 million in cash and cash equivalents, an increase of $58 million in accrued interest and a decrease accounts payable of $39 million, as compared to the period ended December 31, 2023.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities increased $279 million to $1,327 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The overall increase in operating cash flows was primarily the result of changes in depreciation and amortization and accounts payable and other liabilities offset by a decrease in profit.

We received $8 million in tax refunds during the nine months ended September 30, 2024. We paid $1 million in net cash taxes during the nine months ended September 30, 2023.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $898 million for the nine months ended September 30, 2024, compared to cash flows used by investing activities of $2,451 million for the prior year period, due to a decrease of $891 million in capital expenditures and an increase from the activity of purchases and sales of short term investments as compared to the prior year period.

Capital Expenditures

For the nine months ended September 30, 2024 and 2023, our capital expenditures were $1,991 million and $2,882 million, respectively. The decrease in capital expenditures is due to lower levels of build prework and materials and supplies purchases in 2024 when compared to the prior year period.

Cash Flows used by Financing Activities

Cash flows used by financing activities decreased $2,323 million to $188 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023. The decrease in financing activities was primarily driven by the decrease in net proceeds from long-term debt borrowings, an increase in long-term debt principal payments and an increase in vendor financing payments in 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $925 million Revolving Facility (as reduced by $265 million of revolver Letters of Credit). In addition, potential future sources of capital may include debt and equity (or equity-linked) financing and the $500 million Variable Funding Notes facility, subject to the satisfaction of the conditions laid out in the VFN Amendment.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of September 30, 2024 and December 31, 2023 we had $56 million and $263 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the nine months ended September 30, 2024 were $1,991 million, and when including $415 million cash paid for vendor financing, capital investment was $2,406 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2024, that our operating cash flows and existing cash balances, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

On July 1, 2024, Frontier Holdings entered into an amendment to the existing Term Loan Facility which, among other things (i) extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031; (ii) lowered (x) the margin over adjusted Term SOFR with respect to the Term Loan from 3.75% to 3.50% and (y) the margin over the alternative base rate with respect to the Term Loan from 2.75% to 2.50%; and (iii) eliminated the credit spread adjustment previously applicable to the Term Loan.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Texas Area, in addition to those in the Dallas Metropolitan Area contributed in the Series 2023-1 Notes offering, and qualify as green bonds.

On July 30, 2024, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility, pursuant to which $50 million of revolving credit commitments of a terminating lender were replaced by $75 million of commitments from a new lender, increasing overall capacity from $900 million to $925 million. The maturity date of the Revolving Facility will be the earliest of (a) April 30, 2028, (b) 91 days prior to the maturity of the term loan facility, (c) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.875% First Lien Notes due 2027, and (d) unless such notes have been repaid and/or redeemed in full, the date that is 91 days prior to the stated maturity date of our 5.000% First Lien Notes due 2028.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

As of September 30, 2024, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

Internet: The FCC previously classified consumer broadband internet services as information services, subject to light-touch regulation. On April 25, 2024, the FCC approved an order that would reclassify certain retail broadband internet access services as lightly regulated telecommunications services, thereby imposing certain network neutrality requirements on the reclassified internet services. Although the FCC order has been appealed to the courts, the majority of these rules were scheduled to take effect on July 22, 2022. On August 1, 2024, the U.S. Court of Appeals for the Sixth Circuit stayed the implementation of the rules. Unless overturned by the court, these rules could increase our regulatory and compliance obligations and associated costs.

Universal Service: On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The Fifth Circuit subsequently stayed the decision, to allow the FCC to file a petition with the U.S. Supreme Court seeking review. The stay allows the continued collection of USF contributions while the Supreme Court considers the case. The precise impact of the case is unclear at this time, including the extent to which the decision applies to parties other than the petitioner.  We cannot predict how this or future court decisions will impact the company’s ability to receive federal universal service funds in the future.

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

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASU’’s) that have been issued but not yet adopted and that may impact the Company, refer to Note 3 – ‘‘Recent Accounting Pronouncements’’ to the Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2024, 91% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2024. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.0 billion term loan facility has a floating rate at September 30, 2024. The annual impact of a 100 basis points increase in the SOFR would result in approximately $10 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2024, the fair value of our debt was estimated to be approximately $11.8 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.997% and our overall weighted average maturity was approximately 4.8 years.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2023, the discount rate utilized in calculating our benefit plan obligation was 5.20%. As of September 30, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.00%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2023, our discount rate utilized in calculating our benefit plan obligation was 5.20%. As of September 30, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.00%.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2024 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $198 million from $2,268 million at December 31, 2023 to $2,466 million at September 30, 2024. This increase primarily resulted from changes in the market value of investments of $235 million, net of plan expenses, and contributions of $108 million, offset by benefit payments to participants of $145 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2024, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first nine months of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark, copyright and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows. For more information regarding pending and threatened legal actions and proceedings see Note 17 - ‘‘Commitments and Contingencies’’ to the Consolidated Financial Statements included in Part I of this report.

Item 1A. Risk Factors

Except as disclosed in our Quarterly Report for the quarterly period ended March 31, 2024 and except for the risks noted below, there have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On September 4, 2024, the Company entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain conditions, including (i) the Company Stockholder Approval; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain required consents or approvals from the FCC and certain specified state public utility commissions and local franchise authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. While it is currently anticipated that the Merger will be consummated by the first quarter of 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated, and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•the requirement in the Merger Agreement that, under certain circumstances, we pay Verizon a termination fee of $320 million in cash;

•incurring substantial costs related to the Merger, such as financial advisory, legal, accounting, and other professional services fees that have already been incurred or will continue to be incurred until closing;

•limitations on our ability to retain and hire key personnel;

•reputational harm including relationships with investors, customers, and business partners due to the adverse perception of any failure to successfully complete the Merger; and

•potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

PART II OTHER INFORMATION

The pendency of the Merger could negatively impact our business, financial conditions, and results of operations.

The pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to the Company and its stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Verizon and requires that the business of our Company and its subsidiaries be conducted in the ordinary course in all material respects. These restrictions may prevent us from making changes to our business or organizational structure or from pursuing business opportunities that may arise prior to the completion of the Merger. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the consummation of the Merger or the termination of the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits have been filed (see Note 17 - “Commitments and Contingencies” to the Consolidated Financial Statements included in Part I of this Quarterly Report for further discussion), and additional lawsuits may be filed in the future, against us, our Board or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits have been brought by purported stockholders, and additional lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such current or potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Item 5. Other Information

(c) During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
2.1*

Agreement and Plan of Merger, dated as of September 4, 2024, by and among Verizon Communications Inc., France Merger Sub Inc. and Frontier Communications Parent, Inc. (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on September 5, 2024)

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (loss); (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: November 5, 2024