Form 10-K
period 2024-12-31
Frontier Communications Parent, Inc.
filed 2025-02-20
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price per share on such date was $6.4 billion. The number of shares outstanding of the registrant's common stock as of February 17, 2025 was 249,701,000.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Unless the context indicates otherwise, the use of the terms the "Company,” “Frontier”, “we,” “us” or “our” shall refer to Frontier Communications Parent, Inc.

Item 1.	Business

Overview

Frontier is a leading communications and technology provider offering broadband services to 3.1 million broadband customers in 25 states as of December 31, 2024. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

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

On September 4, 2024 we entered into a merger agreement (the “Merger Agreement”) with Verizon Communications Inc. (“Verizon”), pursuant to which, subject to certain terms and conditions therein, Verizon will acquire Frontier for $38.50 per share in cash (the “Merger”), representing a premium of 43.7% to Frontier’s 90-Day volume-weighted average share price (VWAP) on September 3, 2024, the last full trading day prior to published market speculation regarding a potential sale of Frontier. Subject to receipt of certain required regulatory approvals and other customary conditions specified in the Merger Agreement, we currently expect the Merger to close by the first quarter of 2026. See Note 2 - ‘‘Merger Agreement’’ to the Consolidated Financial Statements included in Part II of this Annual Report for more detail.

We generated revenue of approximately $5.9 billion for the year ended December 31, 2024 with approximately 57% of our revenue attributable to our fiber-optic products and 42% of our revenue related to our copper products. Over time, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber as we implement our expansion plan.

Revenue by Product	Revenue by Customer	Revenue by Technology

In 2024, we advanced our purpose of Building Gigabit America and made substantial progress in executing on our four key strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency.

Key milestone accomplishments against these four strategic priorities in 2024 include:

•Fiber Deployment: We met our 2024 build plan, adding approximately 1.3 million new fiber locations. As of December 31, 2024, we had approximately 7.8 million total locations passed with fiber, more than doubling our fiber footprint since we started our build in 2020. Our build plan is solidified by multi-year agreements with key labor and equipment partners.

The following table shows our fiber passings as of December 31, 2024, 2023, 2022, 2021 and 2020:

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

In 2024, we added a record 385,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to 2023. Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 151,000 total broadband customer net additions in 2024.

These record fiber broadband net additions resulted in rising fiber broadband customer penetration across our footprint.

oIn our base fiber footprint, which consists of the 3.2 million locations that we passed with fiber at the end of 2019, penetration increased to 46.2% at the end of 2024, up from 44.5% at the end of 2023.

oIn our expansion fiber footprint, which consists of the new locations that we passed with fiber since the beginning of 2020, penetration increased to 19.6% at the end of 2024, up from 17.5% at the end of 2023.

•Customer Experience: In 2024, we continued to focus on improving our customer service by systematically removing reasons why customers needed to call us and introducing new digital self-service tools. Among other results:

oFiber broadband churn remained low at 1.36% in 2024.

oWe reduced customer contacts into call centers by 1 million from 2023 to 2024.

•Operational Efficiency: Across the company, we have identified opportunities to simplify and digitize our operations. We achieved our annualized gross run rate cost savings target of $500 million in 2023 – double our initial target of $250 million. As of December 31, 2024, we had realized $597 million of gross annualized cost savings.

Customers

We deliver communications and technology services to consumer and business customers.

Consumer

Our consumer customers include customers in single or multi-family units. We provide broadband, video, voice and other value-added services and products to our consumer customers over both fiber and copper-based networks.

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

oWholesale: These customers are often referred to as carriers or service providers and use our network facilities to provide services to their customers. Our wholesale customers include local, long distance, wireless, cable and other carriers. These companies need Frontier’s network to access locations within our footprint to offer their services. Wholesale customers buy both voice and data services to supplement their own network infrastructure.

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

Video Services: We provide video services under the Frontier TV brand in some of our markets, including portions of California, Indiana, Texas, Florida, and Connecticut. We also offer satellite TV video service to our customers under various agency relationships with satellite providers and Over the Top (“OTT”) video through partnerships with OTT video providers.

Access Services: We offer a range of access services. Our switched access services allow other carriers to use our facilities to originate and terminate their local and long-distance voice traffic. These services are generally offered on a month-to-month basis, and the service is billed primarily on a minutes-of-use basis. Switched access charges are based on access rates filed with the Federal Communications Commission (“FCC”) for interstate services, and with the respective state regulatory agency for intrastate services. See “Regulatory Environment” below.

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

We connect to households and business locations in our service territory using fiber-optic, copper, or fixed wireless technologies. In some cases, we provide direct fiber into a residence (fiber-to-the-home) or business premise. In other cases, a location is served with a combination of fiber and copper. We provide data, video, and voice services to customers over both architectures. Additionally, we provide service using fixed wireless broadband and which is deployed for some business ethernet services.

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

Many of our competitors are larger, have stronger brand recognition, have more service offerings, and have greater financial resources than we currently do. All these factors create potential downward pressure on the demand for and pricing of our services. Further, many of our competitors are not subject to the same regulations as traditional communications providers such as Frontier and have lower cost structures than we do. The industry has also experienced substantial consolidation in recent years, leading to competitors with significant scale.

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

Additionally, in some states we are subject to operating restrictions and minimum service quality standards. Failure to meet either may result in penalties or other obligations, including subjecting the Company to additional reporting and compliance obligations. In some of our markets, the Company has also agreed to and been required by certain states to comply with additional service quality, expenditures, reporting, and other requirements. We also are required to report certain financial information. At the federal level and in a number of the states in which we operate, we are subject to price cap or incentive regulation plans under which prices for regulated services are capped. Some of these plans have limited terms and, as they expire, we may need to renegotiate with various states. These negotiations could impact rates, service quality, and/or infrastructure requirements, which could also impact our earnings and capital expenditures. In other states, we are subject to regulation that limits levels of earnings and returns on investments. We continue to advocate for competitive neutral policies and no or reduced regulation in all states. In some of the states where we operate in, we have already been successful in reducing or eliminating price regulation on end-user services.

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding provided to us can be discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

Federal Funding Initiatives: The Federal government has undertaken several measures to facilitate enhanced access to high-speed broadband, including through several new funding programs. As these large amounts of federal funding flow through the broadband ecosystem, we will evaluate and pursue funding opportunities that make sense for our business. Frontier does not know what funding it may receive the impact these programs may have, or changes that may be made to these programs, if any, in the future.

In November 2021, Congress passed the Infrastructure Investment and Jobs Act (“IIJA”). The IIJA funds several programs dedicated to broadband expansion and upgrades, including a $2 billion tribal broadband program, a $60 million Digital Equity fund, a $2 billion Rural Utilities Service loan and grants program, and a $1 billion middle mile grants program, in addition to other smaller amounts or amounts less directly related to deployment and adoption.

The IIJA also provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. The requirements and funding under these programs is subject to change. We are closely tracking implementation of the BEAD program, including state determinations regarding subsidy award criteria. We are actively pursuing awards of these stimulus funds, however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

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

Segment Information

Our operations are managed and reported to our CEO, our chief operating decision maker (“CODM”), on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, we have one reportable segment.

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

Human Capital Management

We are building a high-performing and diverse workforce committed to our purpose of Building Gigabit AmericaTM. As of December 31, 2024, we had approximately 13,000 employees.

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

Talent Engagement and Development

We continue to invest in making Frontier a great place to work, where people develop through support, challenge, respect, and reward. When we create a culture that allows our people to be themselves, we find that they become their best selves. And that makes us a better company.

In 2024, we continued to advance our culture through:

•Employee Forums: Our leadership team hosts regular all-hands meetings to share progress on priorities and solicit feedback from employees. For example, our CEO’s monthly “Listen Live” events are open to all employees. During these calls, we discuss new products and programs, recognize individuals who go above and beyond, and answer our employees’ questions live.

•Performance Management: Our end-to-end performance management program for non-union teammates reinforces goal setting, alignment to our strategic priorities, development planning, performance coaching and feedback enhancing our pay-for-performance culture.

•Employee Development: We launched a new professional development program, Frontier Forward. Through the program, we are offering every leader and employee opportunities to learn, grow and develop in their career. This year, we also offered a range of mentoring opportunities and development workshops response to employee feedback.

•Frontline Training: We added new programs to further develop our customer-facing teammates including training on our products, services and technology. Our Door-to-Door sales teams received individualized training to increase their sales potential through AI generated insights on their performance.

•Recognition: We continued our Changemaker program, recognizing the most outstanding builders of Gigabit America. Every quarter we award winners, one of whom becomes Changemaker of the Year. We also launched a new program called Frontier Heroes that recognizes teammates who have performed courageous acts.

•Community Engagement: Through our Broadband for Good program, our employees helped strengthen the communities we serve by donating fiber internet and critical resources to 50% more non-profits this year.

Health and Safety

The health and safety of our employees is our top priority, and 2024 was our safest year yet. We set new safety records for our company — building on our 2023 results with year-over-year improvements on key safety measures.

Our people made a collective effort to build a safer work environment, and we prioritized policies and habits that encompassed both industry best practices and the lessons employees learned on the job. We’re proud of how far we’ve come in building a safer work environment, and we’re constantly looking for ways to do better.

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

Across Frontier, senior leaders have embraced the importance of safety and promoting it across the organization. And out on the road, we are using telematics in our fleet to help reinforce our safety practices to ensure safety is part of our everyday working life in all corners of the company.

Our commitment to safety is guided by our Occupational Safety & Health Program and reinforced by our Environmental Health and Safety Methods and Procedures. Together, they provide a framework for identifying, controlling and reducing risks.

As a standard practice, we maintain environmental, health, and safety compliance programs, including ongoing safety training for our field technicians.

Our Workforce

Our employee base decreased by approximately 2% from approximately 13,300 employees as of December 31, 2023 to approximately 13,000 as of December 31, 2024. Approximately 66% of our total employees are represented by unions and are subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and on extension. Approximately 43% of our unionized employees are covered by collective agreements that are scheduled to expire in 2025. We consider our relations with our employees to be good.

In addition, our workforce is currently supplemented by approximately 126 contract workers, primarily in construction planning. We are a federal contractor and follow the rules set forth by the Department of Labor, Office of Federal Contract Compliance Programs (OFCCP), including those applicable to recruiting, hiring and diversity.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, the proposed Merger with Verizon, our future operating and financial performance, our ability to implement strategic initiatives, such as our fiber build and fiber penetration and our ability to realize cost savings initiatives, our ability to comply with the covenants in the agreements governing our indebtedness, our capital expenditures, and other matters. These statements are made based on management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

•the effect of the pendency of the Merger on our ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with our customers, suppliers and other business counterparties, or our operating results and business generally;

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

•the effects of changes in the availability of and requirements for receiving federal and state universal service funding, grants or other subsidies to us and our competitors and our ability to obtain future subsidies;

•our ability to comply with the applicable CAF II and RDOF requirements and the risk of discontinuance of funding, penalties, or obligations to return certain CAF II and RDOF funds;

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

•the impact of adverse changes in economic, political and market conditions in the areas that we serve, the U.S. and globally, including but not limited to, disruption in our supply chain, inflation in pricing for key materials or labor, the imposition of trade tariffs or other adverse changes resulting from epidemics, pandemics, and outbreaks of contagious diseases, natural disasters, economic or political instability, terrorist attacks and wars, including the ongoing war in Ukraine and the Israel-Hamas war, or other adverse widespread developments;

•potential adverse impacts of climate change and increasingly stringent environmental laws, rules and regulations, and customer expectations and other environmental liabilities;

•potential adverse impacts from natural disasters, wildfires and other severe weather events impacting our network operations and customer base in certain markets;

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

Risks Related to the Proposed Merger with Verizon

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On September 4, 2024, the Company entered into the Merger Agreement with Verizon, which provides that the consummation of the Merger is subject to certain conditions, including (i) the Company Stockholder Approval; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR waiting period”); (iii) the receipt of certain required consents or approvals from the FCC and certain specified state public utility commissions and local franchise authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. The Company Stockholder Approval was obtained on November 13, 2024 and the applicable HSR waiting period expired on February 14, 2025. While it is currently anticipated that the Merger will be consummated by the first quarter of 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied.

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

•the imposition of additional regulatory and operational requirements on our business;

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

Lawsuits have been filed (see Note 20 - “Commitments and Contingencies” to the Consolidated Financial Statements included in Part I of this Annual Report for further discussion), and additional lawsuits may be filed in the future, against us, our Board of Directors or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits have been brought by purported stockholders, and additional lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such current or potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Risks Related to Our Indebtedness

We have a significant amount of indebtedness, and we may incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.

As of December 31, 2024, we had indebtedness of approximately $11.6 billion of which approximately $11 billion was secured. We may also be able to incur substantial additional indebtedness in the future. Although the terms of the agreements currently governing our existing indebtedness restrict our restricted subsidiaries’ ability to incur additional indebtedness and liens, such restrictions are subject to several exceptions and qualifications, and the indebtedness and/or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute indebtedness. In addition, to the extent other new debt is added to our subsidiaries’ current debt levels, the substantial leverage risks described below would increase.

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

As of December 31, 2024, economic uncertainty, inflationary pressures, the ongoing war in Ukraine, the Israel-Hamas war, rising interest rates and the expectations around the terminal target rate of the Federal Reserve continue to produce volatility in the debt and equity markets. Such volatility may affect our ability to access capital markets, which could lead to higher borrowing costs or other unattractive financing terms or, in some cases, the inability to fund ongoing operations. Adverse changes or continued volatility in the financial markets could render us either unable to access additional financing or able to access these markets only at higher costs and with restrictive financial or other conditions, which could severely affect our business operations and hinder our fiber expansion plans.

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

Under Internal Revenue Service (“IRS”) regulations, we are required to make minimum contributions to our pension plan annually, based upon, among other factors, the value of plan assets relative to the funding target. We made contributions of $133 million and $134 million to our pension plan in 2024 and 2023, respectively. Our required contributions for plan years 2024 and 2023, calculated as of January 1 of the relevant year, were approximately $130 million and $126 million, respectively. In 2021, we received an IRS waiver of the minimum funding standard under Section 412(c) of the Internal Revenue Code, and Section 302(c) of the Employee Retirement Income Security Act of 1974 for the plan year 2020 minimum required distribution. With this waiver, we are spreading the 2020 minimum required contribution over the five subsequent plan years, in addition to the minimum contributions owed for those plan years. There was a modification to the funding waiver in January 2024 which, due to Section 412(c) of the Internal Revenue Code and Frontier’s intention to adopt amendments that increased benefit liabilities, accelerated the final 2025 plan year waiver amortization installment into the 2024 minimum required contribution, thereby increasing the required contributions attributable to the 2024 plan year.

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

We must produce adequate revenues and operating cash flows that, when combined with cash on hand and borrowing under our revolving credit facility and other financings, will be sufficient to service our debt, fund our capital expenditures, taxes, pension and other employee benefit obligations and other operating expenses. We may experience revenue declines as compared to prior years. We have undertaken, and expect to continue to undertake, programs and initiatives with the objective of improving revenues, customer trends, profitability, and cash flows by enhancing our operations and customer service and support processes. In particular, under our fiber expansion plan we intend to grow our fiber network and optimize our existing copper network at attractive internal rates of return (IRRs) in order to increase our revenues and customer trends, and in turn increase our profitability and cash flows. We have historically experienced significant challenges in achieving such improvements. In addition, these programs and initiatives require significant investment and other resources and may divert attention from ongoing operations and other strategic initiatives.

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

We face competition in every aspect of our business. Through mergers and various service expansion strategies, service providers are striving to provide integrated solutions both within and across geographic markets. Our competitors include cable operators, wireless carriers, satellite providers, wireline carriers, fiber “overbuilders” and OTT video providers, many of which are subject to less regulation than we are. These entities may provide services that are competitive with the services that we offer or intend to introduce. For example, our competitors may seek to introduce networks in our primarily copper-based markets that are competitive with or superior to our copper-based networks. Several competitors were successful bidders in the RDOF auction and have or may be successful in securing funding through BEAD and other federal state grant programs in areas within Frontier’s service footprint and we expect these competitors will deploy expanded services in these areas that will compete with our services. We also believe that wireless, cable, and other providers have increased their penetration of various services in our markets. We expect that competition will remain robust. Our revenue and cash flow will be adversely impacted if we cannot reverse our customer losses or continue to provide high-quality services.

Some of our competitors have market presence, engineering, technical, marketing, and financial capabilities which are substantially greater than ours. In addition, some of these competitors have less debt and are able to raise capital at a lower cost than we are able to. Consequently, some of these competitors may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer preferences, including leading edge technologies such as artificial intelligence (“AI”), machine learning and various types of data science, as well as take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we will be able to. New developments in areas such as AI, machine learning, cloud computing and software as a service provider could in turn make it easier for our competition to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as our competition or in a cost-effective manner. Further, the greater brand name recognition of some competitors may require us to price our services at lower levels in order to retain or obtain customers. Finally, the cost advantages and greater financial resources of some of these competitors may give them the ability to reduce their prices for an extended period of time if they so choose. Our business and results of operations may be materially adversely impacted if we are not able to effectively compete.

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

Our business involves the receipt, storage, and transmission of confidential information about our customers and others, including sensitive personal, account and payment card information, confidential information about our employees and suppliers, and other sensitive information about our company, such as our business plans, transactions, financial information, and intellectual property. Cyber-attacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. Likewise, our information technology, networks, and infrastructure may be subject to damage, disruptions, or shutdowns due to cyber-attacks, malware, including ransomware or other information security breaches, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters, or other catastrophic events.

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

We have experienced criminal cyber-attacks and are vulnerable to disruption, data loss and other security breaches, whether directly or indirectly through third parties whose products and services we rely on in operating our business.

While we maintain security measures, disaster recovery plans and business continuity plans and work to upgrade our existing technology systems and provide employee training around the cyber risks we face, these risks are constantly evolving and are challenging to mitigate. Like many companies, we and our third-party service providers are the subject of increasingly frequent cyber-attacks. Security incidents result from the actions of a wide variety of actors with a wide range of motives and expertise, such as traditional hackers, personnel or the personnel of third parties, sophisticated nation-states and nation-state-supported actors.

On April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Based on our investigation, we determined that the third party was likely a cybercrime group, which gained access to, among other information, personally identifiable information. Upon detection, we immediately activated our incident response plan, took action to contain the incident, launched an investigation with the assistance of leading cybersecurity experts, and notified law enforcement and applicable regulatory authorities. While the incident did not have a material impact on our financial condition or results of operations, the containment measures, which included shutting down certain of the Company’s systems, resulted in an operational disruption.

We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers implement will be effective in preventing security incidents, disruptions, cyber-attacks, or other similar events. Any unauthorized access, computer viruses, ransomware attacks, accidental or intentional release of confidential information or other disruptions could result in misappropriation of our or our customers’ sensitive information; financial loss; reputational harm; increased costs, such as those relating to remediation or future protection; customer dissatisfaction, which could lead to a decline in customers and revenue; changes to insurance premiums or coverage; government investigations and legal claims or proceedings, fines and other liabilities. There can be no assurance that the impact of such incidents would not be material to our results of operations, financial condition, or cash flows.

Our business is sensitive to continued relationships with our wholesale customers.

We have substantial business relationships with other communications carriers for which we provide service. While we seek to maintain and grow our business with these customers, we face significant competition for this wholesale business. In addition, many of our wholesale customers are migrating away from the time division multiplexing (TDM) service we have historically provided to IP based services. If we fail to maintain our grow this business, our revenues and results of operations could be materially and adversely affected.

Inflationary pressures on costs and disruptions in our supply chain, including potential trade tariffs, may adversely impact our financial condition or results of operations, including our fiber expansion plans.

During fiscal 2024, we continued to experience the impact of inflation, including upward pressure on the cost of materials, labor, fuel and electricity, and other items that are critical to our business. We continue to monitor these impacts closely. In addition, we are monitoring the potential imposition of trade tariffs which could adversely impact our business. If our costs continue to rise, we may experience losses and diminished margins. While we may seek to recoup or offset increased costs in whole or in part through customer price increases or by implementing offsetting cost reductions, we may be unable to do so.

Through December 31, 2024, we had not experienced any significant disruptions in our supply chain. We cannot assure you that we will not experience significant shortages or delays in our supply chain relating to materials, labor, trade tariffs and other inputs necessary to our fiber expansion plans. Any such shortages or delays may adversely impact our ability to reach our fiber expansion targets on budget and on time.

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

As of December 31, 2024, approximately 66% of our total employees were represented by unions and were subject to collective bargaining agreements. The term of our collective bargaining agreements is typically three years and at any point in time we generally have several agreements under negotiation and extension. Approximately 43% of our unionized employees are covered by collective bargaining agreements that are scheduled to expire in 2025.

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

The impacts of climate change, including severe weather in the areas in which we operate, and increasingly stringent environmental laws, rules and regulations, customer expectations and other environmental liabilities, could adversely affect our business.

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

The potential impact of climate change on our operations and our customers remains uncertain. The primary risk that climate change poses to our business is the potential for increases in severe weather in the areas in which we operate. Increasing frequency and intensity of rainfall and severe storms, flooding, wildfires, mudslides, sustained high wind events and freezing conditions, including related power outages, could impair our ability to build and maintain our network and lead to disruptions in our services, workforce, and supply chain. For example, we provide service to customers and maintain equipment in areas impacted by the January 2025 wildfires in Southern California. These changes could be severe and could negatively impact our operations, including damaging our network infrastructure, which could result in increased costs and loss of revenue. We may incur significant costs to prepare for, respond to, and mitigate the impact of climate change on our infrastructure and operations. In addition, governmental initiatives to address climate change could, if adopted, restrict our operations, require us to make capital expenditures to comply with these initiatives, and increase our costs, all of which could impact our ability to compete. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on us.

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

We are party to various legal proceedings, including, from time to time, individual actions, class and putative class actions, and governmental investigations, covering a wide range of matters and types of claims including, but not limited to, general contract disputes, billing disputes, rights of access, taxes and surcharges, consumer protection and privacy, advertising, sales and the provision of services, trademark and patent infringement, employment, regulatory, tort, claims of competitors and disputes with carriers.

In addition, we may be subject to litigation in connection with our Merger Agreement with Verizon. See “Risks Related to the Proposed Merger with Verizon - Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.”

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including network elements such as digital and Internet protocol switching and routing equipment, optical and copper transmission equipment, broadband connectivity equipment, various forms of customer premise equipment, optical fiber, wireless equipment, as well as the software that is used throughout our network to manage traffic, network elements, and other functions critical to our operations. If any of our major suppliers were to experience disruption, supply-chain interruptions, financial difficulties, or other unforeseen problems delivering, maintaining, or servicing these network components on a timely basis, our operations could suffer significantly. Our suppliers and vendors may also continue to experience increased costs for their materials, labor, and other significant items due to factors including new or increased regulation, inflation and trade tariffs, which they could seek to pass along to us and their other customers. In addition, due to changes in the communications industry, the suppliers of many of these products and services have been consolidating. In the event it were to become necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, or utilities on economically-attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Risks Related to Regulation and Oversight

Changes in federal or state regulations may reduce subsidy and other revenues we receive.

A portion of Frontier’s total revenues ($64 million, or 1%, in 2024 and $75 million, or 1%, in 2023) are derived from federal and state subsidies for rural and high-cost support including RDOF.

We participated in the FCC’s RDOF Phase I auction and were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding early in 2022. Changes in the requirements or funding available for RDOF could impact the ongoing funding we receive.

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

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (“NTIA”) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (“BEAD”), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We are closely tracking implementation of the BEAD program, including state determinations regarding subsidy award criteria. We are actively pursuing awards of these stimulus funds, however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

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

On January 27, 2025, the federal Office of Management and Budget (“OMB”) issued a memorandum to the heads of all executive departments and agencies directing them to pause the disbursement of certain federal financial assistance. On January 28, 2025, the United States District Court for the District of Columbia issued a temporary stay of the OMB directive, which the OMB subsequently rescinded. It is uncertain if the OMB will seek to further pause or otherwise limit future federal disbursements, or if any such changes will impact the funding Frontier receives under federal programs, including USF, RDOF and other federal broadband grants including BEAD. We are closely tracking developments in this area. Significant decreases in available funding, or the imposition of significant requirements on the receipt of such funding, could have a material adverse effect on our business and results of operations.

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

As an incumbent local exchange carrier, some of the services we offer are subject to significant regulation from federal, state, and local authorities. This regulation could impact our ability to change our rates, especially on our basic voice services and our access rates and could impose substantial compliance costs on us. In some jurisdictions, regulation may restrict our ability to expand our service offerings and we may be required to undertake investments and/or other actions to ensure service quality, network reliability, or continued availability of service or face penalties and other obligations. In addition, changes to the regulations that govern our business, including more robust regulation of currently lightly regulated internet access services, may have an adverse effect on our business by reducing the allowable fees that we may charge, imposing additional compliance costs, reducing the amount of subsidies, or otherwise changing the nature of our operations and the competition in our industry. At this time, it is unknown how these regulations, regulatory oversight, or changes to these regulations will affect our operations or ability to compete in the future.

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

We are subject to the oversight of certain federal and state regulatory agencies regarding commitments that were made by or imposed on the Company by the regulatory agencies in association with securing federal and state regulatory approval for the Restructuring and the ongoing operation of our business.

The Company has made several affirmative commitments to federal and certain state regulators to secure approval for the Restructuring, and the ongoing operation of our business, including specific investment, broadband service deployment, service quality improvements, reporting, and compliance commitments. Regulators will monitor and may launch compliance inquiries or investigations and if the Company is found to have failed to comply with its obligations it could result in reputational harm, enforcement actions, litigation, penalties, fines, settlements and/or operational and financial conditions being placed on the Company, any of which could materially and adversely affect our business.

Issues related to the development and use of artificial intelligence could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations. AI is currently being developed in a highly competitive and rapidly evolving environment by a wide variety of companies, many of which are dedicating substantially more resources than we are to research and development initiatives. Due to the complexity of its design and algorithms, AI presents various risks and challenges, and its use could have unintended adverse consequences. We may be unsuccessful in identifying or resolving ethical and legal issues. The Company's use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The United States and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. For all these reasons, we cannot assure you that our use of AI will not harm our business, operations or reputation.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which may be outside our control, may cause the market price of our common stock to fluctuate significantly. As described under “Risks Related to the Proposed Merger”, if the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated, and the related benefits will be realized. Other factors include those described elsewhere in the “Risk Factors” section, as well as the following:

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

Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our Company more difficult without the approval of our Board of Directors, including, but not limited to, the following: action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of our Board of Directors; and advance notice for all stockholder proposals is required. The proposed Merger was approved by our Board of Directors and approved by action of our stockholders at a special meeting duly held on November 13, 2024.

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

Our success depends in part upon key personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly in light of the uncertainty created by the pendency of the Merger, as described above. The loss of key employees or unexpected changes in the composition of our senior management team could materially and adversely affect our ability to execute our strategy and implement operational initiatives which could have a material and adverse effect on our financial condition, liquidity, and results of operations. We cannot guarantee that our key personnel will not leave or compete with us. If executives, managers, or other key personnel resign, retire, or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner. The loss, incapacity, or unavailability for any reason of key members of our management team could have a material adverse impact on our business. The risks to attracting and retaining key personnel may be exacerbated by inflationary pressures on employee wages and benefits.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have established processes designed to identify, assess and manage material risks associated with cybersecurity threats. Our information technology, networks, and infrastructure have been and may in the future be subject to damage, disruptions, or shutdowns due to cyber-attacks, malware, employee or third-party error or malfeasance, power outages, communication or utility failures, systems failures, natural disasters or other catastrophic events. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risks, and reputational risks.

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

In order to manage identified cybersecurity risks, we evaluate a range of remediation options and determine the appropriate course of action for effective monitoring, mitigation and treatment. Areas that have a higher level of likelihood and potentially higher level of impact are prioritized. Periodic monitoring, self-assessment and reporting to the Audit Committee are performed by senior management to evaluate, among other things, the effectiveness of mitigation strategies in minimizing or managing identified risks. In addition to critical risk management, we conduct regular exercises and simulations to review and continuously improve our incident response protocols, we work to upgrade our existing technology systems to enhance our overall security posture and we provide ongoing employee training around cyber risks. For example, employees are required to complete cybersecurity training and receive ongoing education which includes simulated phishing attacks and communications for recognizing evolving threats.

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

As of the date of this report, we have not experienced any cybersecurity incidents that [we have determined] have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. We describe whether and how risks from identified cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in our risk factor disclosures under the heading “We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cyber-attacks, malware, misappropriation of data or other malfeasance, as well as outages, accidental releases of information or similar events, may disrupt our business and materially impact our results of operations, financial condition and cash flows” in Item 1A of this Annual Report on Form 10-K.

Governance

Frontier’s management is primarily responsible for governing and overseeing cybersecurity risks. Operational responsibility for ensuring the adequacy and effectiveness of the Company’s cybersecurity risk management, control and governance processes is assigned to the SVP, Cyber Security (CISO). Our CISO has over 20 years of experience in IT, cyber security and data privacy and data management and reports directly to the EVP, Chief Digital and Information Officer (CDIO). Our CDIO has over 25 years of experience, having previously held senior leadership positions in technology, IT and operations at large public companies prior to joining Frontier.

To assist with management oversight, the CDIO chairs a security council which supports risk management by providing input into cyber security strategy and helps prioritize monitoring, mitigation and remediation across operational groups. This security council is comprised of senior leaders from a cross-functional group of departments including Legal and Regulatory, Corporate Security, Network Engineering, Internal Audit, Finance & Accounting and Risk and IT Infrastructure. In addition, we have established processes and response teams that are responsible for monitoring and making determinations regarding the materiality of cybersecurity incidents. The members of these teams have extensive expertise in evaluating the potential impact and materiality of events in the context of Frontier’s business and financial position, reputational and industry risk, and legal and regulatory environment, and there are procedures in place to escalate potentially material incidents for consideration by the Audit Committee. For example, the Audit Committee was actively involved in the review, disclosure and mitigation of the reported April 2024 cyber-attack. See Item 1A “Risk Factors” for a further discussion of cybersecurity risks.

While material risks are generally overseen by the full Board of Directors, the Audit Committee has a key role in cybersecurity risk monitoring and oversight as set forth in its charter. In establishing Audit Committee membership, the Nominating & Corporate Governance Committee identifies directors with relevant IT, network and cyber expertise to serve on the Committee. The CDIO and CISO provide periodic reports to the Audit Committee on the Company’s data privacy and information and infrastructure security programs, including cybersecurity risks. In addition, senior management reports to the Board of Directors at least annually on cybersecurity risks.

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

Our gross investment in property, by category, as of December 31, 2024, was as follows:

($ in millions)

Land	$241
Buildings and leasehold improvements	1,250
General support	591
Central office/electronic circuit equipment	3,226
Poles	1,074
Cable, fiber, and wire	9,921
Conduit	1,429
Materials and supplies	431
Construction work in progress	1,155
Total	$19,318

In connection with our ongoing operational and cost savings initiatives, we have undertaken a review of our real estate portfolio, including leased facilities, and are seeking to consolidate our footprint and reduce our property portfolio where economically and operationally beneficial.

Item 3. Legal Proceedings

We are party to various legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection and privacy, trademark, copyright and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows. For more information regarding pending and threatened legal actions and proceedings see Note 20 - ‘‘Commitments, Contingencies, and Guarantees’’ to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

The table below presents the names, ages, and positions of our current executive officers as of February 20, 2025:

Name	Age	Current Position and Officer
Scott Beasley	44	Executive Vice President, Chief Financial Officer
Veronica Bloodworth	54	Executive Vice President, Chief Network Officer
Ettienne Brandt	48	Executive Vice President, Business
Vishal Dixit	45	Executive Vice President, Strategy & Wholesale
Alan Gardner	65	Executive Vice President, Chief People Officer
John Harrobin	57	Executive Vice President, Consumer
Nick Jeffery	57	President & Chief Executive Officer
Erin Kurtz	46	Executive Vice President, Chief Communications Officer
William McGloin	54	Chief Accounting Officer & Controller
Charlon McIntosh	50	Executive Vice President, Chief Customer Operations Officer
Mark D. Nielsen	60	Executive Vice President, Chief Legal and Regulatory Officer
Melissa Pint	50	Executive Vice President, Chief Digital Information Officer
John Stratton	64	Executive Chairman

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

PART II

Item 5. Market for Registrant's Common Equity; Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock is currently traded on the Nasdaq Global Select Market under the symbol “FYBR”. We paid no cash dividends to common shareholders in either of 2024 and 2023.

As of February 3, 2025, the approximate number of security holders of record of our common stock was 408. We estimate the total number of stockholders to be higher as a number of our shares are held by brokers or dealers for their customers in street name.

Stock Performance Graph

The following chart provides a comparison of the cumulative total return of our common stock to the S&P MidCap 400 Index and the S&P 500 Telecom Services Index for the period from May 4, 2021, the day our common stock was listed and began trading on the Nasdaq, through December 31, 2024. The graph assumes $100 was invested at the open of market on May 4, 2021 in our common stock. Such returns are based on historical results and are not intended to suggest future performance. The S&P MidCap 400 Index and the S&P 500 Telecom Services Index assume reinvestment of any dividends.

Indexed Monthly Stock Price Close

Source: FactSet

		INDEXED
	Base	RETURN
	Date	Year Ending
Company / Index	5/21	12/24
Frontier Communications Parent, Inc.	100	128.76
S&P Midcap 400 Index	100	114.28
S&P 500 Telecom Services Index	100	89.57

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes in Part II, Item 8, of this Annual Report on Form 10-K. In addition to historical information, the following discussion also contains forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K. This section generally discusses the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business Overview

Frontier Communications Parent, Inc. is a leading communications and technology provider offering broadband services to approximately 3.1 million broadband customers, with approximately 13,000 employees, operating in 25 states as of December 31, 2024. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

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

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, operational efficiency, and improving the customer experience. We accomplished the following objectives in 2024:

•We added approximately 1.3 million fiber passings. As of December 31, 2024, we had approximately 7.8 million total locations passed with fiber.

•We added 385,000 fiber broadband customer net additions, resulting in fiber broadband customer growth of 19% as compared to the prior year. In our base fiber footprint of 3.2 million locations, we reached broadband penetration of 46.2%.

•Fiber broadband customer net additions continued to outpace copper broadband customer net losses, resulting in 151,000 total broadband customer net additions.

•Revenue growth of 3% year-over-year, as fiber revenue growth of 14% offset copper revenue declines of 8%.

•We improved our liquidity and cost of capital through the issuance of $750 million low-cost fiber securitization notes, the addition of a $1.5 billion delayed draw term loan facility, and the refinancing and repricing of our $1.02 billion term loan. These transactions reduced the ongoing cost of funding our fiber upgrade program.

•We achieved our annualized gross run rate cost savings target of $500 million at the end of 2023 – double our initial goal of $250 million. As of December 31, 2024, we had realized $597 million of gross annualized cost savings since 2021.

On September 4, 2024 we entered into the Merger Agreement with Verizon, pursuant to which, subject to certain terms and conditions therein, Verizon will acquire Frontier for $38.50 per share in cash, representing a premium of 43.7% to Frontier’s 90-Day volume-weighted average share price (VWAP) on September 3, 2024, the last full trading day prior to published market speculation regarding a potential sale of Frontier. Subject to receipt of certain required regulatory approvals and other customary conditions specified in the Merger Agreement, we currently expect the Merger to close by the first quarter of 2026. See Note 2 - ‘‘Merger Agreement’’ to the Consolidated Financial Statements included in Part II of this Annual Report for more detail.

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

Financial Overview – Operating Income

We reported operating income of $353 million and $492 million, for the years ended December 31, 2024 and 2023, respectively, a decrease of $139 million.

Operating income decreased primarily due to decreases in revenue from voice and video services and increases in selling, general and administrative expenses, and in depreciation and amortization expense. These factors were partially offset by an increase in data and internet services revenue, as well as decreases in cost of service as compared to 2023.

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

(a) Results of Operations

Customer Trends

	As of or for the year ended December 31,
(Customer, Subscriber, and Employee Metrics in thousands)	2024	2023	% Change

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,249	1,878	20%
Business and wholesale customers	143	129	11%
Consumer net customer additions	371	303	22%
Consumer customer churn	1.36%	1.32%	3%
Consumer customer ARPU	$65.54	$63.39	3%
Copper Broadband
Consumer customers	612	822	(26)%
Business and wholesale customers	90	114	(21)%
Consumer net customer losses	(210)	(221)	(5)%
Consumer customer churn	2.22%	1.90%	17%
Consumer customer ARPU	$58.96	$52.43	12%

Consumer Customer Metrics
Customers	3,193	3,129	2%
Net customer additions / (losses)	64	(4)	(1,700)%
ARPC	$83.53	$82.53	1%
Customer Churn	1.65%	1.52%	8%

Other Metrics
Employees	13,025	13,297	(2)%

We provide service and product options in our consumer and business offerings in each of our markets.

Fiber Broadband Customers

Our investment strategy is focused on expanding our fiber network. In conjunction with this strategy, we are also working to improve our product positioning in both existing and new fiber markets.

For the year ended December 31, 2024, we added approximately 371,000 consumer fiber broadband customers compared to approximately 303,000 in 2023. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions in 2024.

For the year ended December 31, 2024, we added approximately 14,000 business and wholesale fiber broadband customers compared to approximately 15,000 in 2023.

Our focus on expanding and improving our fiber network has contributed to healthy customer retention. Our average monthly consumer fiber broadband churn was 1.36% for the year ended December 31, 2024, compared to 1.32% in 2023. These consistent results were driven by our continued focus on key customer touchpoints such as installation and first bill and reflect retention activities associated with inflation-related pricing actions and the end of certain promotion pricing periods.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $2.15, or 3%, to

$65.54 in 2024, compared to $63.39 in 2023.

oThe increase in consumer ARPU for the year ended December 31, 2024 was due to higher intake pricing, customer shifts to higher broadband speeds, customers rolling off promotional pricing, and lower gift card redemptions, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the year ended December 31, 2024, we lost approximately 210,000 consumer copper broadband customers compared to a loss of approximately 221,000 in 2023.

For the year ended December 31, 2024, we lost approximately 24,000 business and wholesale copper broadband customers compared to a loss of approximately 22,000 in 2023.

Our average monthly consumer copper broadband churn was 2.22% for the year ended December 31, 2024, compared to 1.90% in 2023. The increase in consumer copper broadband churn was driven by the impact of inflationary price increases and changes to our copper broadband go to market approach which impacted gross add volume.

Consumer Customers

We experienced an increase in consumer customers of 2% as of December 31, 2024, as compared to December 31, 2023.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our copper customers to fiber.

•We gained approximately 64,000 consumer customers for the year ended December 31, 2024, compared to a loss of approximately 4,000 consumer customers for the year ended December 31, 2023, driven by growth in fiber broadband customers and partially offset by losses in copper broadband, voice and video customers.

•For the year ended December 31, 2024, we experienced a net gain of consumer broadband customers of approximately 161,000 as compared to a net gain of approximately 82,000 for the year ended December 31, 2023.

oThe average monthly consumer revenue per customer (“consumer ARPC”) increased $1.00, or 1%, to $83.53 for the year ended December 31, 2024, compared to the prior year period. The slight increase was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC. Going forward, we expect moderate movements in ARPC as our customer mix becomes more weighted towards broadband services.

Financial Results

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2024	2023

Data and Internet services	$3,963	$3,534
Voice services	1,231	1,373
Video services	344	430
Other	335	339
Revenue from contracts with customers	5,873	5,676
Subsidy and other revenue	64	75
Revenue	5,937	5,751

Operating expenses:
Cost of service	2,110	2,125
Selling, general and administrative expenses	1,725	1,646
Depreciation and amortization	1,625	1,415
Restructuring costs and other charges	124	73
Total operating expenses	$5,584	$5,259

Operating income	353	492

Consumer	3,163	3,097
Business and wholesale	2,710	2,579
Revenue from contracts with customers	$5,873	$5,676

Fiber revenue	3,402	2,997
Copper revenue	2,471	2,679
Revenue from contracts with customers	$5,873	$5,676

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Fiber	$3,402	$2,997	$405	14%
Copper	2,471	2,679	(208)	(8)%
Revenue from contracts with customers (1)	5,873	5,676	197	3%
Subsidy revenue	64	75	(11)	(15)%
Total revenue	$5,937	$5,751	$186	3%

(1)Includes $52 million and $62 million of lease revenue for the years ended December 31, 2024 and 2023, respectively.

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

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Consumer	$3,163	$3,097	$66	2%
Business and wholesale	2,710	2,579	131	5%
Revenue from contracts with customers (1)	5,873	5,676	197	3%
Subsidy revenue	64	75	(11)	(15)%
Total revenue	$5,937	$5,751	$186	3%

(1)Includes $52 million and $62 million of lease revenue for the years ended December 31, 2024 and 2023, respectively.

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

Consumer

For the year ended December 31, 2024, compared to the year ended December 31, 2023:

•Consumer revenues increased approximately 2% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The revenue growth was the result of growth in fiber data and value added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oWe experienced a 23% improvement in consumer fiber broadband revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increase net adds of consumer fiber broadband customers due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•We experienced a decline of approximately 13% in consumer copper broadband revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities, and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper net adds.

Business and Wholesale

For the year ended December 31, 2024, our business and wholesale revenues increased 5%, as compared to the prior year. This increase was driven by increases in fiber broadband and network access services, partially offset by decreases in voice revenue predominantly in business. The increase in fiber broadband was due to continued growth of our customer base, and a shift towards higher broadband speeds. The increase in network access services is due primarily to price adjustments as well as install and upgrade activity.

The table below presents our revenue by product and service type for the periods indicated:

	For the year ended	For the year ended
	December 31,	December 31,	$ Increase	% Increase
($ in millions)	2024	2023	(Decrease)	(Decrease)

Data and Internet services	$3,963	$3,534	$429	12%
Voice services	1,231	1,373	(142)	(10)%
Video services	344	430	(86)	(20)%
Other	335	339	(4)	(1)%
Revenue from contracts with customers (1)	5,873	5,676	197	3%
Subsidy revenue	64	75	(11)	(15)%
Total revenue	$5,937	$5,751	$186	3%

(1)Includes $52 million and $62 million of lease revenue for the years ended December 31, 2024 and 2023, respectively.

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

($ in millions)

Data and Internet services revenue, December 31, 2023	$3,534
Change in fiber broadband revenue	320
Change in copper broadband revenue	(89)
Change in other data and internet services	198
Data and Internet services revenue, December 31, 2024	$3,963

Data and internet services revenue increased $429 million, or 12%, to $3,963 million for the year ended December 31, 2024, as compared to the prior year. The increase was driven by growth in the fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband products. It also includes enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $142 million, or 10%, to $1,231 million, for the year ended December 31, 2024, as compared to the prior year. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

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

Video services revenue declined $86 million, or 20%, to $344 million, for the year ended December 31, 2024, as compared to the prior year. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year.

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

Other customer revenue decreased $4 million, or 1%, to $335 million for the year ended December 31, 2024, as compared to the prior year period driven by decreases in rent, switched access and equipment sales, partially offset by higher other fees.

Subsidy and other revenue

Subsidy and other revenue decreased $11 million, or 15%, to $64 million for the year ended December 31, 2024, compared to the prior year, primarily due to decreases in federal and state subsidies.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	Variance
	2024	2023	%
Operating expenses:
Cost of Service	$2,110	$2,125	(1)%
Selling, general and administrative expenses	1,725	1,646	5%
Depreciation and amortization	1,625	1,415	15%
Restructuring costs and other charges	124	73	70%
Total operating expenses	$5,584	$5,259	6%

Cost of Service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $15 million for the year ended December 31, 2024, as compared to the prior year. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher energy and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses increased by $79 million for the year ended December 31, 2024, as compared to the prior year. This increase was primarily a result of increases in marketing costs, third party commissions, property taxes, and a settled dispute with the Chief Executive Officer of Frontier’s predecessor company, partially offset by lower compensation and other fees.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses. Total pension and OPEB service costs were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2024	2023

Total pension/OPEB expenses	$54	$59
Less: costs capitalized into capital expenditures	(18)	(18)
Net pension/OPEB expense	$36	$41

Depreciation and Amortization

For the year ended December 31, 2024, the increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the year ended December 31, 2024, restructuring costs and other charges increased $51 million, as compared to the year ended December 31, 2023, primarily due to higher pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, costs associated with the Verizon merger and other restructuring activities, slightly offset by lower severance and employee costs.

OTHER NON-OPERATING INCOME AND EXPENSE

	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	% Increase
	2024	2023	(Decrease)

Investment and other income, net	$105	$278	(62)%
Interest expense	$(804)	$(653)	23%
Income tax expense (benefit)	$(24)	$88	(127)%

Investment and other income, net

Investment and other income, net decreased by $173 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily driven by a remeasurement loss to our pension plan of $45 million for the year ended December 31, 2024, compared to a remeasurement gain of $202 million for the year ended December 31, 2023, partially offset by a remeasurement gain to our postretirement benefit plan of $35 million, for the year ended December 31, 2024, compared to a remeasurement loss of $3 million, for the year ended December 31, 2023.

Interest expense

For the year ended December 31, 2024, interest expense increased $151 million, as compared to 2023. The increase in interest expense was primarily driven by a higher debt balance.

Income tax expense (benefit)

During the year ended December 31, 2024, we recorded an income tax benefit of $24 million on pre-tax loss of $346 million. Our effective tax rate for the year ended December 31, 2024 was 7.0%.

(b) Liquidity and Capital Resources

As of December 31, 2024, we had liquidity of approximately $2,910 million, comprised of cash and cash equivalents of $750 million, the available capacity on our delayed draw term loan facility of $1,500 million and undrawn revolving credit facility of $660 million.

On December 31, 2024, our subsidiaries Frontier Tampa Bay FL Fiber 1 LLC (“Borrower”) and Frontier SPE FL Guarantor LLC (“Guarantor”) entered into a credit agreement (the “Warehouse Credit Agreement”) with certain lenders that established and governs certain credit facilities (the “Warehouse Facilities”) including (i) a delayed draw term loan facility (the “DDTL Facility”) of $1.5 billion, less commitments reserved for letters of credit, and (ii) an incremental term loan facility under which the subsidiary borrower has the right to increase the commitments under the DDTL Facility by up to $750 million.

In connection with the establishment of the DDTL Facility, Frontier Issuer LLC canceled its agreement relating to the potential issuance of a $500 million Secured Fiber Network Revenue Variable Funding Notes, Series 2023-2, Class A-1 facility.

On July 1, 2024, Frontier Issuer LLC amended its Secured Fiber Network Revenue Variable Funding Notes, Series 2023-2, Class A-1 facility (the “VFN Amendment”) to reduce the available Variable Funding Notes commitment amount to $0, with the ability to increase the commitment amount up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

Analysis of Cash Flows

As of December 31, 2024, we had unrestricted cash and cash equivalents aggregating $750 million. For the year ended December 31, 2024, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily capital expenditures.

As of December 31, 2024, we had a working capital deficit of $1,029 million compared to a $506 million surplus at December 31, 2023. The primary drivers for the change to the working capital deficit at December 31, 2024 were a decrease in short-term investments of $1,075 million, a decrease of $375 million in cash and cash equivalents, a decrease to vendor financing payables of $247 million and a decrease in accounts receivable of $67 million, partially offset by an increase of $82 million in other current liabilities as compared to the period ended December 31, 2023.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities increased $277 million to $1,621 million for the year ended December 31, 2024, as compared to 2023. The overall increase in operating cash flows was primarily the result of changes in working capital.

We received $10 million in net cash taxes during the year ended December 31, 2024, and we paid less than $1 million in net cash taxes during the year ended December 31, 2023.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $1,681 million for the year ended December 31, 2024, compared to cash flows used by investing activities of $2,556 million in 2023, due to a decrease of $428 million in capital expenditures and an increase from the activity of purchases and sales of short-term investments as compared to the prior year period.

Capital Expenditures

For the years ended December 31, 2024 and 2023, our capital expenditures were $2,783 million and $3,211 million, respectively. The decrease in capital expenditures is due to a greater proportion of capital payments classified as a financing activity in the cash flows for vendor financing in 2024 when compared to the prior year period.

Cash Flows used by Financing Activities

Cash flows used by financing activities decreased $2,397 million to $268 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in financing activities was primarily driven by the decrease in net proceeds from long-term debt borrowings, an increase in long-term debt principal payments and an increase in vendor financing payments in 2024.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $1,500 million DDTL Facility and $925 million Revolving Facility (as reduced by $265 million of revolver Letters of Credit).

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of December 31, 2024 and December 31, 2023 we had $16 million and $263 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the year ended December 31, 2024 were $2,783 million, and when including $463 million cash paid for vendor financing, capital investment was $3,246 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2024, that our operating cash flows, existing cash balances and capacity under our DDTL and Revolving Credit Facilities, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including, but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions, may negatively affect our cash generated from operations.

Credit Facilities and Term Loans

Revolving Facility

On May 22, 2024, Frontier Communications Holdings, LLC, a subsidiary of Frontier (“Frontier Holdings”), entered into an amendment (the “2024 Credit Agreement Amendment”) to its existing credit agreement that governs its senior secured credit facility with certain revolving credit lenders (the “Revolving Facility”) which, among other things, (i) increased the aggregate amount of certain additional obligations permitted to be outstanding, including first lien debt, and securitization and receivables facilities, and non-loan party debt, from $2,500 million to $5,500 million; provided that at least 40% of the net available cash from the first $1,915 million in securitization and receivables facilities received after May 22, 2024 (excluding net available cash received from drawings with respect to $500 million of commitments of Variable Funding Notes) is applied to prepay Frontier Holdings’ existing term loans and other applicable indebtedness, and 100% of the net available cash from securitization and receivables facilities in excess thereof (up to the cap of $5,500 million) shall be applied to prepay Frontier Holdings’ existing term loans and other applicable indebtedness; (ii) limited future securitizations and receivables facilities to assets located in Texas and/or Florida; and (iii) amended the financial maintenance covenant for the benefit of the Revolving Facility by, commencing with the period ending June 30, 2024, (a) including outstanding securitization and receivables facilities in the calculation of indebtedness and (b) increasing the maximum financial maintenance covenant leverage ratio thereunder to 5.25:1.00, with a step-down to 4.75:1.00 commencing with the period ending March 31, 2027, and continuing thereafter. The 2024 Credit Agreement Amendment became effective on July 1, 2024, when $402 million of net available cash from the securitization closing on such date was applied to prepay existing term loans.

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

Term Loan Facility

On January 14, 2025, Frontier Holdings entered into an amendment to its existing Term Loan Facility, which, among other things, (x) further lowered the margin over adjusted Term SOFR with respect to the Term Loan from 3.50% to 2.50% and (y) further lowered the margin over the alternative base rate with respect to the Term loan from 2.50% to 1.50%. On July 1, 2024, Frontier Holdings entered into an amendment to the Term Loan Facility which, among other things, extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031 and eliminated the credit spread adjustment previously applicable to the Term Loan.

Fiber Network Revenue Term Notes

On July 1, 2024, Frontier Issuer LLC (“Frontier Issuer”), the Company’s limited-purpose, bankruptcy remote, subsidiary completed the issuance of $750 million aggregate principal amount of secured fiber network revenue term notes consisting of $530 million 6.19% Series 2024-1, Class A-2 term notes, $73 million 7.02% Series 2024-1, Class B term notes and $147 million 11.16% Series 2024-1, Class C term notes, each with an anticipated repayment term of seven years (collectively, the “Fiber Term Notes”). The Fiber Term Notes have a weighted average yield of approximately 7.4%. The Fiber Term Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the North Texas Area, in addition to those in the Dallas Metropolitan Area contributed in the Series 2023-1 Notes offering.

Warehouse Facilities

On December 31, 2024 (the “Warehouse Effective Date”), Frontier Tampa Bay FL Fiber 1 LLC (the “Warehouse Borrower”) and Frontier SPE FL Guarantor LLC, as guarantor (the “Warehouse Guarantor”), each a subsidiary of the Company, entered into a credit agreement (the “Warehouse Credit Agreement”) with certain lenders that establishes and governs certain credit facilities (the “Warehouse Facilities”). The Warehouse Facilities include:

•A delayed draw term loan facility (the “DDTL Facility”) of $1.5 billion, less commitments reserved for letters of credit (the “Maximum DDTL Amount”). The DDTL Facility is available from the Warehouse Effective Date until the earlier of the full draw of the Maximum DDTL Amount or the third anniversary of the Warehouse Effective Date (such earlier date, the “DDTL Commitment Expiration Date”). To draw amounts under the DDTL Facility, the Warehouse Borrower must comply with a total leverage ratio of no more than 6.75:1.00 and a debt service coverage ratio of at least 2.00:1.00. Additionally, no defaults or other specified conditions may be continuing, and all conditions precedent for each extension of credit must be satisfied. The Warehouse Borrower must repay all outstanding amounts under the DDTL Facility due on the fifth anniversary of the Warehouse Effective Date. The interest rate for the DDTL Facility is either, at the sole discretion of the Warehouse Borrower, for Base Rate Loans, (a) the highest of (i) the “U.S. Prime Lending Rate” published by the Wall Street Journal, (ii) the Federal Funds Effective Rate (as agreed to in good faith by the parties to the Warehouse Credit Agreement) plus 0.50%, and (iii) one-month Term SOFR plus 1.00% per annum, plus (b) 0.75%, with step-ups from and after the third anniversary, or, for SOFR Loans, Term SOFR plus 1.75%, with step-ups from and after the third anniversary. Optional prepayments are allowed without fees or penalties, subject to notice requirements. A portion of the DDTL Facility, up to $200 million, is reserved as a letter of credit sublimit.

•An incremental term loan facility (the “Incremental Term Loan”) under which the Warehouse Borrower has the right to increase the commitments under the DDTL Facility by up to $750 million after the DDTL Commitment Expiration Date. No lender is required to increase its commitment. The Warehouse Borrower must comply with all representations and warranties, and the terms of any Incremental Term Loan must be identical to those of the DDTL Facilities, including maturity, priority of liens, prepayment terms, and pricing.

In the event of default, an additional 2.00% per annum will be applied to overdue amounts. Fees include commitment fees on undrawn portions, letter of credit fees, and fronting fees. The Warehouse Facilities are secured by first-priority pledges of equity interests and security interests in substantially all owned tangible and intangible assets of the Warehouse Borrower and its guarantors, which consist of the Warehouse Borrower’s fiber network assets and associated customer contracts in certain neighborhoods in the Tampa, Florida area.

Debt Covenants and Borrowing Capacity

Credit Agreement

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

First Lien Notes and Second Lien Notes

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

Fiber Term Notes

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

The Fiber Term Notes are subject to covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the Fiber Term Notes and pay certain reserved fixed costs of the fiber networks, (ii) provisions relating to optional and mandatory prepayments of the Fiber Term Notes and the related payment of specified amounts, including specified make-whole payments in the case of prepayments of the Fiber Term Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Fiber Term Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters.  In addition, the terms of the indenture governing the Fiber Term Notes provide that a larger portion of Frontier Issuer’s available funds will be used towards the repayment of the Fiber Term Notes during a cash sweep period, which period would result from, among other things, the failure to maintain a certain debt service coverage ratio or a certain minimum penetration rate in the markets that were securitized at closing. The Fiber Term Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the acceleration of the maturity of the Fiber Term Notes following the occurrence of an event of default and the failure to repay or refinance on the applicable Anticipated Repayment Date (“ARD”).

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

As of December 31, 2024, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

Warehouse Facilities

The Warehouse Credit Agreement includes covenants and restrictions customary for transactions of this type. The DDTL Facility contains a financial covenant which provides that the subsidiary borrower must comply with a total leverage ratio of no more than 6:75:1.00 and a debt service coverage ratio of at least 2:00:1:00, in addition to other customary conditions.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Contractual Obligations and Commitments

A summary of our future contractual obligations and commercial commitments as of December 31, 2024 is as follows:

		Payments due by period
($ in millions)	Total	2025	2026	2027	2028	2029	Thereafter

Long-term debt obligations, excluding interest	$11,569	$10	$10	$1,360	$3,646	$1,810	$4,733
Interest on long-term debt	3,748	785	786	779	597	436	365
Lease obligations	554	95	89	80	71	51	168
Purchase obligations	116	95	16	5	-	-	-
Total	$15,987	$985	$901	$2,224	$4,314	$2,297	$5,266

Our outstanding performance letters of credit increased from $181 million to $185 million during the year ended December 31, 2024.

Future Commitments

See “Regulatory Developments” immediately below for information regarding Frontier’s known and potential future commitments related to our participation in the FCC’s CAF Phase II program, NTIA BEAD program, and RDOF Phase I auction.

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent that Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

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

On January 27, 2025, the federal Office of Management and Budget (“OMB”) issued a memorandum to the heads of all executive departments and agencies directing them to pause the disbursement of certain federal financial assistance. On January 28, 2025, the United States District Court for the District of Columbia issued a temporary stay of the OMB directive and which the OMB subsequently rescinded. It is uncertain if the OMB will seek to further pause or otherwise limit future federal disbursements, or if any such changes would impact the funding Frontier receives under federal programs, including USF, RDOF and other federal broadband grants including BEAD. We are closely tracking developments in this area. Significant decreases in available funding, or the imposition of significant requirements on the receipt of such funding, could have a material adverse effect on our business and results of operations.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on our estimate of our ability to collect accounts receivable. Our estimates are based on assumptions and other considerations, including payment history, customer financial performance, carrier billing disputes and aging analysis. Our estimation process includes general and specific reserves and varies by customer category. In 2024 and 2023, we had no “critical estimates” related to bankruptcies of communications companies or any other significant customers. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information.

Depreciation

The calculation of depreciation expense is based upon the estimated useful lives of the underlying property, plant and equipment. Depreciation expense is principally based on the composite group method for substantially all of our property, plant, and equipment assets. The estimates for remaining lives of the various asset categories are determined annually, based on an independent study. Among other considerations, these studies include models that consider actual usage, replacement history and assumptions about technology evolution for each category of asset. The latest study was completed in the fourth quarter of 2024 and did not result in any significant changes in remaining lives for any of our asset categories. A one-year decrease in the estimated useful lives of our property, plant, and equipment would result in an increase of approximately $156 million to depreciation expense.

See Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

We considered whether the carrying values of finite-lived intangible assets, and property plant and equipment may not be recoverable or whether the carrying value of certain finite-lived intangible assets were impaired, noting no impairment was present as of or for the year ended December 31, 2024.

Pension and Other Postretirement Benefits

We sponsor a defined benefit pension plan covering a significant number of our current and former employees as well as other postretirement benefit plans that provide medical, dental, life insurance and other benefits for covered retired employees and their beneficiaries and covered dependents. As of December 31, 2024, the unfunded benefit obligation for these plans recorded on our consolidated balance sheet was $630 million. During 2024, we contributed $171 million to these plans in cash and recorded $54 million of operating expense before capitalization, and $13 million of net non-operating income. Pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions, the most significant of which are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is determined annually with assistance from our actuaries based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2024, and 2023, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

We are utilizing a discount rate of 5.60% as of December 31, 2024, for our qualified pension plan, compared to rates of 5.20% and 5.50% in 2023 and 2022, respectively. The discount rate for postretirement plans as of December 31, 2024, was 5.70% compared to 5.20% in 2023 and 5.50% in 2022.

In the following table, we show the estimated sensitivity of our pension and other postretirement benefit plan liabilities to a 25 basis point change in the discount rate as of December 31, 2024:

($ in millions)	Increase in Discount Rate of 25 bps	Decrease in Discount Rate of 25 bps

Pension plans
Projected benefit obligation	$(47)	$49

Other postretirement plans
Accumulated postretirement benefit obligation	$(11)	$12

In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5-year, 10-year and 20-year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% in long-duration fixed income securities, and 35% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our asset return assumption is made at the beginning of our fiscal year. In 2023 and 2022, our expected long-term rate of return on plan assets was 7.50%. For the period January 1, 2024 – September 30, 2024, our expected long-term rate of return on plan assets was 7.50%. For the period October 1, 2024 to December 31, 2024, our expected long-term rate of return on plan assets was 6.65%. Our actual return on plan assets for the year ended December 31, 2024, was a gain of 5%, for the year ended December 31, 2023, was a gain of 15% and for the year ended December 31, 2022, was a loss of 20%. For 2025, we expect to assume a rate of return of 6.65%. Our pension plan assets are valued at fair value as of the measurement date.

For additional information regarding our pension and other postretirement benefits (see Note 18 to the Notes to Consolidated Financial Statements).

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

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASU’’s) that have been issued but not yet adopted and that may impact the Company, refer to Note 3 – ‘‘Recent Accounting Pronouncements’’ to the audited consolidated financial statements in Part II, Item 8 of this annual Report on form 10-K.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of December 31, 2024, 91% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at December 31, 2024. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only our $1.0 billion term loan facility has a floating rate at December 31, 2024. The annual impact of 100 basis points increase in the SOFR would result in approximately $10 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2024, and 2023, the discount rate utilized in calculating our benefit plan obligation was 5.60% and 5.20%, respectively.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2024, and 2023, our discount rate utilized in calculating our benefit plan obligation was 5.70% and 5.20%, respectively.

At December 31, 2024, the fair value of our debt was estimated to be approximately $11.7 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.996% and our overall weighted average maturity was approximately 4.5 years, which decreased from approximately 5.5 years as of December 31, 2023.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of December 31, 2024 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $60 million from $2,268 million at December 31, 2023 to $2,328 million at December 31, 2024. This increase was primarily a result of changes in the market value of investments of $114 million, net of plan expenses, and contributions of $133 million, offset by benefit payments of $187 million.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this Report:

1) Financial Statements – See Index on page F-1.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

(i)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, December 31, 2024, that our disclosure controls and procedures were effective.

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

In accordance with General Instruction G(3) to Form 10-K, certain of the information required by this Item is incorporated by reference from the proxy statement for our 2025 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2025 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2025 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2025 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the proxy statement for our 2025 Annual Meeting of shareholders to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as a Part of This Report:

(1)Index to Consolidated Financial Statements:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or not required.

(2)Index to Exhibits:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 4, 2024, by and among Verizon Communications Inc., France Merger Sub Inc. and Frontier Communications Parent, Inc. (filed as Exhibit 2.1 to Frontier’s Current Report on Form 8-K filed on September 5, 2024.)

2.2

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
4.9

Supplemental Indenture, dated as of April 30, 2021, by and among Frontier Communications Holdings, LLC and Wilmington Trust, National Association, as trustee, with respect to the First Lien Notes due October 2027(filed as Exhibit 4.3 to Frontier’s Current Report on Form 8-K filed on April 30, 2021.)

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

4.21

Supplement No. 1 to Base Indenture, dated as of July 1, 2024, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2024.)

4.22

Series 2024-1 Supplement, dated as of July 1, 2024, by and among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, and Citibank N.A. (filed as Exhibit 4.2 to Frontier’s Current Report on Form 8-K filed on July 1, 2024.)

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
4.26

Indenture, dated as of December 1, 1993, between GTE California Incorporated and Bank of America National Trust and Savings Association, as trustee (the “California Indenture”) (filed as Exhibit 4.2 to the June 30, 2016 10-Q.)

4.27

First Supplemental Indenture to the California Indenture dated as of April 15, 1996, between GTE California Incorporated and First Trust of California, National Association, as trustee (filed as Exhibit 4.3 to the June 30, 2016 10-Q.)

4.28

Indenture, dated as of November 1, 1993, between GTE Florida Incorporated and Nations Bank of Georgia, National Association, as trustee (the “Florida Indenture”) (filed as Exhibit 4.4 to the June 30, 2016 10-Q.)

4.29

First Supplemental Indenture to the Florida Indenture dated as of January 1, 1998, between GTE Florida Incorporated and the Bank of New York, as trustee (filed as Exhibit 4.5 to the June 30, 2016 10-Q.)

4.30

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

10.5

Amendment No. 4 to Amended and Restated Credit Agreement, dated as of June 21, 2023, executed and delivered by JPMorgan Chase Bank, N.A. as administrative agent and collateral agent (filed as Exhibit 10.3 to Frontier’s Quarterly Report on Form 10-Q filed on August 2, 2024.)

10.6

Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 22, 2024, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on May 23, 2024.)

10.7

Amendment No. 6 to Amended and Restated Credit Agreement, dated as of July 1, 2024, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on July 1, 2024.)

10.8

Amendment No. 7 to Amended and Restated Credit Agreement, dated as of July 30, 2024, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto.*

10.9

Amendment No. 8 to Amended and Restated Credit Agreement, dated as of January 14, 2025, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on January 14, 2025.)

10.10

Class A-1 Note Purchase Agreement, dated as of August 24, 2023, among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, Frontier Communications Holdings, LLC, certain conduit investors, financial institutions and funding agents, and Barclays Bank plc. (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on August 25, 2023.)

10.11

Amendment No. 1 to Class A-1 Note Purchase Agreement, dated as of July 1, 2024, among Frontier Issuer LLC, Frontier Dallas TX Fiber 1 LLC, Frontier Communications Holdings, LLC, certain conduit investors, financial institutions and funding agents, and Barclays Bank plc. (filed as Exhibit 10.4 to Frontier’s Quarterly Report on Form 10-Q filed on August 2, 2024.)

10.12

Loan and Security Agreement, dated as of December 31, 2024, by and among Frontier Tampa Bay FL Fiber 1 LLC, as borrower, Frontier SPE FL Guarantor LLC, as guarantor, the lenders party thereto, the additional guarantors from time to time party thereto, Barclays Bank PLC, as administrative agent, and Citibank, N.A., as collateral agent (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on January 2 2025.)

10.13

Agreement, dated April 2, 2023, between the Company and Ares Management LLC, ACOF Investment Management LLC, ASOF Investment Management LLC and ASSF Operating Manager IV,L.P., on behalf of themselves and certain of their affiliates specified in the Agreement (filed as Exhibit 10.6 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.14	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.15	Frontier Communications Parent, Inc. 2024 Management Incentive Plan (filed as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on May 20, 2024.)
10.16	Form of Frontier Communications Parent, Inc. 2021 Management Incentive Plan (filed as Exhibit 10.4 to Frontier’s Current Report on Form 8-K filed on April 30,2021.)
10.17	Employment Agreement, dated December 7, 2021, between the Company and Nick Jeffery (filed as Exhibit 10.5 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2020.)
10.18	Employment Agreement between the Company and Scott C. Beasley, dated as of May 25, 2021 (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on June 2, 2021.)
10.19	Employment Agreement between the Company and Alan Gardner, dated as of May 31, 2021 (filed as Exhibit 10.6 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.20	Employment Agreement between the Company and John Harrobin, dated as of May 8, 2021 (filed as Exhibit 10.7 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.21	Employment Agreement between the Company and Veronica Bloodworth, dated as of March 29, 2021 (filed as Exhibit 10.8 to Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.22	Form of Executive Chairman Agreement between the Company and John Stratton (included as Exhibit 99.1 to Frontier’s Current Report on Form 8-K filed on February 18, 2021.)
10.23	Offer of Employment Letter, dated January 15, 2014, between Frontier and Mark D. Nielsen (filed as Exhibit 10.2 to the June 30, 2014 10-Q.)
10.24	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.19 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.25	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.20 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.26	Form of Restricted Stock Unit Award Agreement for Executive Chairman (filed as Exhibit 10.21 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.27	Form of Performance Stock Unit Award for Executive Chairman (filed as Exhibit 10.22 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.29

Tax Sharing Agreement, dated as of May 13, 2009, by and among Verizon Communications Inc. (“Verizon”), New Communications Holdings Inc. (“Spinco”) and Frontier, (filed as Exhibit 10.3 to Frontier’s Current Report on Form 8-K filed on May 15, 2009.)

19	Insider Trading Policy.*
21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “1934 Act”).*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the 1934 Act.*
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Form of Clawback Policy (filed as Exhibit 97 to Frontier’s Annual Report on Form 10-K for the year ended December 31, 2023).*
101

The following materials from Frontier’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Frontier’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.

Exhibits 10.14 through 10.27 are management contracts or compensatory plans or arrangements.

* Filed herewith. Item 16. Form 10-K Summary None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.
(Registrant)

By: /s/ Nick Jeffery
Nick Jeffery
President and Chief Executive Officer

February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of February 2025.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Frontier Communications Parent, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Revenue

As discussed in Note 4 to the consolidated financial statements, the Company had $5.9 billion in revenues for the year ended December 31, 2024.

We identified the evaluation of certain revenue streams as a critical audit matter. Obtaining an understanding of processes, systems and databases used in the Company’s revenue recognition process involved especially challenging auditor judgment and required specialized knowledge related to IT applications. Specifically, evaluating the processes and the related internal controls for revenue streams associated with data and internet services, voice services and video services, including the related IT applications, configurations and interfaces, required significant auditor effort.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over data and internet services, voice services and video services revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of revenue, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT applications that are used by the Company in its revenue recognition process. We performed a software-assisted data analysis to test relationships among certain revenue transactions.  Additionally, we tested the deferred revenue balance related to advanced billings as of December 31, 2024. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 1936.

Dallas, Texas February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Frontier Communications Parent, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Frontier Communications Parent, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Dallas, Texas
February 20, 2025

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

($ in millions and shares in thousands, except for per-share amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$750	$1,125
Short-term investments	-	1,075
Accounts receivable, less allowances of $66 and $53, respectively	379	446
Prepaid expenses	67	67
Income taxes and other current assets	64	68
Total current assets	1,260	2,781

Property, plant and equipment, net	15,678	13,933
Intangibles, net	3,264	3,585
Other assets	412	394
Total assets	$20,614	$20,693

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10	$15
Accounts payable and accrued liabilities	1,033	1,103
Advanced billings	180	182
Accrued other taxes	124	118
Accrued interest	128	126
Pension and other postretirement benefits	39	38
Other current liabilities	775	693
Total current liabilities	2,289	2,275

Deferred income taxes	609	643
Pension and other postretirement benefits	591	697
Other liabilities	633	553
Long-term debt	11,551	11,246
Total liabilities	15,673	15,414

Equity:
Common stock, $0.01 par value per share (1,750,000 authorized shares,
249,695 and 245,813 issued and outstanding at December 31, 2024
and 2023, respectively)	3	2
Additional paid-in capital	4,299	4,297
Retained earnings	562	884
Accumulated other comprehensive income, net of tax	77	96
Total equity	4,941	5,279
Total liabilities and equity	$20,614	$20,693

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED DECEMBER 31, 2024, 2023, AND 2022

($ in millions and shares in thousands, except for per-share amounts)

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Revenue	$5,937	$5,751	$5,787

Operating expenses:
Cost of service	2,110	2,125	2,169
Selling, general, and administrative expenses	1,725	1,646	1,745
Depreciation and amortization	1,625	1,415	1,182
Restructuring costs and other charges	124	73	99
Total operating expenses	5,584	5,259	5,195

Operating income	353	492	592

Investment and other income, net (See Note 11)	105	278	554
Pension settlement costs	-	-	(55)
Interest expense (See Note 8)	(804)	(653)	(492)

(Loss) income before income taxes	(346)	117	599
Income tax expense (benefit)	(24)	88	158

Net (loss) income	$(322)	$29	$441

Basic net (loss) earnings per share
attributable to Frontier common shareholders	$(1.30)	$0.12	$1.80
Diluted net (loss) earnings per share
attributable to Frontier common shareholders	$(1.30)	$0.12	$1.80

Total weighted average shares outstanding - basic	248,184	245,517	244,781

Total weighted average shares outstanding - diluted	248,184	248,459	245,280

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE PERIODS ENDED DECEMBER 31, 2024, 2023, AND 2022

($ in millions)

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022

Net (loss) income	$(322)	$29	$441
Other comprehensive (loss) income, net of tax	(19)	17	19

Comprehensive (loss) income	$(341)	$46	$460

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE PERIODS ENDED DECEMBER 31, 2024, 2023, AND 2022

($ in millions and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2021	244,416	$2	$4,124	$414	$60	$4,600
Stock plans, net	605	-	74	-	-	74
Net income	-	-	-	441	-	441
Other comprehensive
income, net of tax	-	-	-	-	19	19
Balance at December 31, 2022	245,021	$2	$4,198	$855	$79	$5,134
Stock plans, net	792	-	99	-	-	99
Net income	-	-	-	29	-	29
Other comprehensive
income, net of tax	-	-	-	-	17	17
Balance at December 31, 2023	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	3,882	1	2	-	-	3
Net loss	-	-	-	(322)	-	(322)
Other comprehensive
loss, net of tax	-	-	-	-	(19)	(19)
Balance at December 31, 2024	249,695	$3	$4,299	$562	$77	$4,941

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2024, 2023, AND 2022

($ in millions)

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash flows provided from (used by) operating activities:
Net (loss) income	$(322)	$29	$441
Adjustments to reconcile net loss to net cash provided
from (used by) operating activities:
Depreciation and amortization	1,625	1,415	1,182
Pension settlement costs	-	-	55
Pension/OPEB special termination benefit enhancements	12	-	-
Stock-based compensation expense	68	108	82
Amortization of (premium) discount	(20)	(25)	(28)
Lease Impairment	-	-	44
Bad debt expense	39	35	26
Other adjustments	10	12	-
Deferred income taxes	(27)	78	164
Change in accounts receivable	28	(43)	(7)
Change in long-term pension and other post-retirement liabilities	(142)	(325)	(656)
Change in accounts payable and other liabilities	301	55	51
Change in prepaid expenses, income taxes, and other assets	49	5	47
Net cash provided from operating activities	1,621	1,344	1,401

Cash flows provided from (used by) investing activities:
Capital expenditures	(2,783)	(3,211)	(2,738)
Purchase of short-term investments	-	(2,275)	(4,350)
Sale of short-term investments	1,075	2,950	2,600
Purchase of long-term investments	-	(62)	-
Proceeds on sale of assets	20	36	13
Other	7	6	7
Net cash used by investing activities	(1,681)	(2,556)	(4,468)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(412)	(68)	(14)
Proceeds from long-term debt borrowings	750	2,278	1,200
Payments of vendor financing	(463)	(5)	-
Premium paid to retire debt	-	(10)	-
Financing costs paid	(31)	(62)	(17)
Finance lease obligation payments	(31)	(25)	(19)
Proceeds from financing lease transactions	-	30	70
Taxes paid on behalf of employees for shares withheld	(65)	(9)	(8)
Other	(16)	-	(1)
Net cash provided from (used by) financing activities	(268)	2,129	1,211

Increase (Decrease) in cash, cash equivalents, and restricted cash	(328)	917	(1,856)
Cash, cash equivalents and restricted cash
at the beginning of the period	1,239	322	2,178
Cash, cash equivalents, and restricted cash at the end of the period	$911	$1,239	$322

Supplemental cash flow information:
Cash paid during the period for:
Interest	$835	$711	$512
Income tax payments (refunds), net	$(10)	$-	$8

Non-cash investing activities:
Decrease in capital expenditures due to
changes in accounts payable and accrued expenses	$(40)	$(326)	$797
Increase (Decrease) in capital expenditures due to
changes in vendor financing	$(239)	$255	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies:

(a)Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.1 million broadband subscribers and approximately 13,000 employees, operating in 25 states. We were incorporated in 1935, originally under the name of Citizens Utilities Company and was known as Citizens Communications Company until July 31, 2008. Frontier and its subsidiaries are referred to as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

For our financial statements as of and for the period ended December 31, 2024, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-K with the Securities and Exchange Commission (SEC).

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

(c) Going Concern:

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

(d)Cash Equivalents and Restricted Cash:

We consider all liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash amounts represent cash collateral required for certain Letter of Credit obligations and utility vendors and collateral for debt arrangements.

At December 31, 2024 and December 31, 2023, the Company had $161 million and $114 million, respectively, in restricted cash, and is included in “Other assets” on our consolidated balance sheet. Pursuant to the terms of the Company’s securitized financing facility and secured fiber network revenue term notes, as described in Note 8, restricted cash is held in securitization escrow accounts. As of December 31, 2024, and 2023 approximately $56 million and $42 million, respectively, is current restricted cash, included in “Income taxes and other current assets” on our consolidated balance sheet, held for the purpose of paying interest and certain fees. In addition, as of December 31, 2024, and 2023 approximately $105 million and $72 million, respectively, is noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount.

(e) Short-Term Investments:

Given the long-term nature of our fiber build, we have invested cash into short-term investments to improve interest income while preserving funding flexibility.

As of December 31, 2024, the Company had no short-term investments. As of December 31, 2023, the Company had short-term investments of $1,075 million.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million in remaining debt of our subsidiary Frontier Southwest Incorporated. As of December 31, 2024 and December 31, 2023, this balance was approximately $57 million and $62 million, respectively, and is included in “Other assets” on our consolidated balance sheets. See Note 11 for further details.

(f)Revenue Recognition:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

determines that we did not satisfy certain applicable CAF Phase II requirements, we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations.

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding term which will end March 31, 2032. We are required to complete the RDOF deployment by December 31, 2028. Thereafter, USAC and the FCC will review carriers’ RDOF program completion data, and if USAC or the FCC determines that we did not satisfy applicable FCC RDOF requirements, funding provided to us can be discontinued and we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded. We accrue for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

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

(g)Property, Plant and Equipment:

Property, plant and equipment are stated at original cost, including capitalized interest. Maintenance and repairs are charged to operating expenses as incurred. The gross book value of routine property, plant and equipment retired is charged against accumulated depreciation.

(h)Definite and Indefinite Lived Intangible Assets:

Intangible assets are initially recorded at estimated fair value. Customer relationship intangibles were established for business and wholesale customers. These intangibles are amortized on a straight-line basis over their assigned useful lives of between 11 and 16 years. Additionally, trademark and tradename assets established are amortized on a straight-line basis over 5 years. We review such intangible assets annually, or more often if indicators of impairment arise, to determine whether there is evidence that indicates an impairment condition may exist that would necessitate a change in useful life and a different amortization period.

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

(j)Lease Accounting:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We assess potential impairments to our leases annually, or as indicators exist, if indicators of impairment arise to determine whether there is evidence that indicate an impairment condition may exist. We continue to review our real estate portfolio and, during the first quarter of 2022, determined to either terminate or market for sublease certain facilities leases, which triggered an impairment of $44 million for our finance and operating lease assets recorded as restructuring charges and other costs. See Note 10 for further details.

(k)Income Taxes and Deferred Income Taxes:

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

(l) Stock Plans:

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Subject to such terms and conditions of the Merger Agreement, which has been unanimously approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time (subject to certain exceptions set forth in the Merger Agreement) shall be converted into the right to receive $38.50 in cash, without interest (the “Merger Consideration”).

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

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the holders of a majority of the voting power represented by the outstanding shares of Company Common Stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR waiting period”); (iii) the receipt of certain required consents or approvals from the FCC and certain specified state regulatory authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. The transaction is not subject to a financing condition. The Company Stockholder Approval was obtained on November 13, 2024 and the applicable HSR waiting period expired on February 14, 2025. Subject to the remaining conditions, the Company expects to consummate the merger by the first quarter of 2026.

The Merger Agreement contains certain termination rights for the Company and Verizon, including, among others, the right of either party to terminate the Merger Agreement if the Merger is not consummated by March 4, 2026 (subject to two automatic three-month extensions if certain closing conditions have not been satisfied).

Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Verizon a termination fee equal to $320 million. Additionally, upon termination of the Merger Agreement under specified circumstances relating to the failure to obtain certain specified antitrust or other regulatory approvals, Verizon will be required to pay the Company a termination fee equal to $590 million.

The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3) Recent Accounting Pronouncements:

Financial Accounting Standards Adopted During 2024

During the year ended December 31, 2024, we adopted, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to reportable segment disclosures. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that our chief operating decision maker (“CODM”) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Refer to Note 17 for further details.

Financial Accounting Standards Not Yet Adopted

ASU No. 2024-03 – Income Statement – Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires public business entities to provide detailed disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The required categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, intangible asset amortization, and depletion. The standard is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide a summary of revenues, by category.

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022
Data and Internet services	$3,963	$3,534	$3,390
Voice services	1,231	1,373	1,498
Video services	344	430	520
Other	335	339	325
Revenue from contracts
with customers (1)	5,873	5,676	5,733
Subsidy and other regulatory revenue	64	75	54
Total revenue	$5,937	$5,751	$5,787

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022
Consumer	$3,163	$3,097	$3,116
Business and Wholesale	2,710	2,579	2,617
Revenue from contracts
with customers (1)	5,873	5,676	5,733
Subsidy and other regulatory revenue	64	75	54
Total revenue	$5,937	$5,751	$5,787

(1)Includes $52 million, $62 million and $63 million of lease revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at January 1, 2024	$33	$16
Revenue recognized included
in opening contract balance	(34)	(19)
Credits granted, excluding amounts
recognized as revenue	36	16
Reclassified between current
and noncurrent	(1)	1
Balance at December 31, 2024	$34	$14

Balance at January 1, 2023	$28	$17
Revenue recognized included
in opening contract balance	(37)	(14)
Credits granted, excluding amounts
recognized as revenue	37	18
Reclassified between current
and noncurrent	5	(5)
Balance at December 31, 2023	$33	$16

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

($ in millions)	Revenue from contracts with customers

2025	$463
2026	187
2027	162
2028	30
2029	76
Thereafter	44
Total	$962

(5) Accounts Receivable:

The components of accounts receivable, net at December 31, 2024 and 2023 are as follows:

($ in millions)	December 31, 2024	December 31, 2023

Retail and Wholesale	$388	$438
Other	57	61
Less: Allowance for doubtful accounts	(66)	(53)
Accounts receivable, net	$379	$446

An analysis of the activity in the allowance for credit losses is as follows:

	For the year ended	For the year ended	For the year ended
($ in millions)	December 31,	December 31,	December 31,
	2024	2023	2022
Balance at beginning of the Period:	$53	$47	$57
Increases: Provision for bad debt charged to expense	39	35	26
Increases: Provision for bad debt charged to revenue	80	23	30
Write-offs charged against allowance, net of recoveries	(106)	(52)	(66)
Balance at end of Period:	$66	$53	$47

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

The provision for bad debts charged to expense was $39 million, $35 million and $26 million for the year ended December 31, 2024, 2023 and 2022, respectively.

Approximately $440 million and $143 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Property, Plant, and Equipment:

Property, plant, and equipment, net at December 31, 2024 and 2023 are as follows:

	Estimated	December 31,	December 31,
($ in millions)	Useful Lives	2024	2023

Land	N/A	$241	$243
Buildings and leasehold improvements	40 years	1,250	1,221
General support	5 to 15 years	591	427
Central office/electronic circuit equipment	5 to 8 years	3,226	2,467
Poles	30 years	1,074	915
Cable, fiber, and wire	15 to 27 years	9,921	7,718
Conduit	50 years	1,429	1,416
Materials and supplies		431	594
Construction work in progress		1,155	1,323
Property, plant, and equipment		19,318	16,324
Less: Accumulated depreciation		(3,640)	(2,391)
Property, plant, and equipment, net		$15,678	$13,933

Property, plant, and equipment includes approximately $246 million and $179 million of fixed assets recognized under finance leases as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, our materials and supplies were $431 million, as compared to $594 million as of December 31, 2023. Components of this include fiber, network electronics, and customer premises equipment.

Beginning in the second half of 2023, Frontier negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of December 31, 2024, our capital expenditures were $2,783 million. For the year ended December 31, 2024, our vendor financing payments were $463 million. As of December 31, 2024, there was $585 million, $8 million, and $24 million in “Accounts payable and accrued liabilities”, “Other current liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures, and $16 million included in “Other current liabilities” for vendor financing payables associated with capital expenditures. For the year ended December 31, 2024, we had capitalized interest of $49 million.

In 2024, we sold certain properties consisting of land and buildings for approximately $18 million. The aggregate carrying value of the properties was approximately $11 million, resulting in a gain on sale of $7 million.

In 2023, we had asset sales and transactions of $63 million, including approximately $47 million in net proceeds related to certain wireless towers. Approximately $19 million of the proceeds related to wireless towers that qualified as sales, included in investing cash flows, and the remaining $28 million in proceeds related to wireless towers that were subject to sale-leaseback agreements and included in financing cash flows. After taking these sales and transactions into account, along with our capital expenditures, our net capital activity was $3,148 million for the year ended December 31, 2023.

During 2022, we sold a property that was subject to leaseback, generating approximately $70 million in proceeds.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Depreciation expense	$1,304	$1,094	$861

We adopted revised estimated remaining useful lives for certain plant assets as of October 1, 2024, as a result of an annual independent study of the estimated remaining useful lives of our plant assets, with an insignificant impact to depreciation expense.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of December 31, 2024, 2023, and 2022.

The balances of these assets are as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(267)	$533	$800	$(194)	$606
Customer Relationships - Wholesale	3,491	(800)	2,691	3,491	(582)	2,909
Trademarks & Tradenames	150	(110)	40	150	(80)	70
Total other intangibles	$4,441	$(1,177)	$3,264	$4,441	$(856)	$3,585

Amortization expense was as follows:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2023	2022	2021

Amortization expense	$321	$321	$321

We amortize our intangible assets on a straight line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames. Amortization expense based on our current estimate of useful lives, is estimated to be approximately $321 million in 2025, $301 million in 2026, and $291 million in 2027, 2028 and 2029.

.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the year ended December 31, 2024
		Principal
	January 1,	Payments	New	December 31,	Interest Rate at
($ in millions)	2024	and Retirements	Borrowings	2024	December 31, 2024 (2)

Secured debt issued by Frontier	$8,848	$(412)	$-	$8,436	6.837%
Secured debt issued by subsidiaries	1,633	-	750	2,383	7.592%
Unsecured debt issued by subsidiaries	750	-	-	750	6.899%
Principal outstanding	$11,231	$(412)	$750	$11,569	6.996%

Less: Debt issuance costs	(71)			(89)
Less: Current portion	(15)			(10)
Less: Debt premium / (discount)	(64)			(44)
Plus: Unamortized fair value adjustments (1)	165			125
Total Long-term debt	$11,246			$11,551

(1) Upon emergence, we adjusted the carrying value of our debt to fair value. The adjustment consisted of the elimination of the existing unamortized debt issuance costs and unamortized discounts and recording a balance of $236 million as a fair value adjustment. The fair value accounting adjustment is being amortized into interest expense using the effective interest method.

(2) The interest rates at December 31, 2024 represent a weighted average of multiple issuances. The Anticipated Repayment Date (“ARD”) of July 2028 is used for the Series 2023-1 Revenue Term Notes, classes A-2, B, and C, and the ARD of May 2031 is used for the Series 2024-1 Revenue Term Notes, classes A-2, B, and C, when calculating the weighted average.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 10/8/2027	$-	-	$1,435	9.220% (Variable)
Term loan due 7/1/2031	1,023	8.763% (Variable)	-	-
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,436		8,848

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 revenue term notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 revenue term notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 revenue term notes class C due 7/20/2028	312	11.500%	312	11.500%
Series 2024-1 revenue term notes Class A-2 due 5/20/2031	530	6.190%	-	-
Series 2024-1 revenue term notes Class B due 5/30/2031	73	7.020%	-	-
Series 2024-1 revenue term notes Class C due 5/20/2031	147	11.160%	-	-
Total secured debt issued by subsidiaries	2,383		1,633

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,569	6.996% (1)	$11,231	7.103% (1)

(1) Interest rate represents a weighted average of the stated interest rates of multiple issuances. The ARD of July 2028 is used for the

Series 2023-1 Revenue Term Notes, classes A-2 B, and C, and the ARD of May 2031 is used for the Series 2024-1 Revenue Term

Notes, classes A-2, B, and C, when calculating the weighted average.

(2) $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated, which was defeased, in connection with the closing of the August 2023 securitization transaction.

As of December 31, 2024, the aggregate maturities of long-term debt for each of the next five years and thereafter as follows:

Principal
($ in millions)	Payments

2025	$10
2026	$10
2027	$1,360
2028	$3,646
2029	$1,810
Thereafter	$4,733

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $265 million of letters of credit outstanding, we had $660 million of available borrowing capacity under the Revolving Facility as of December 31, 2024.

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

Term Loan Facility

On January 14, 2025, Frontier Holdings entered into an amendment to its existing Term Loan Facility, which, among other things, (x) further lowered the margin over adjusted Term SOFR with respect to the Term Loan from 3.50% to 2.50% and (y) further lowered the margin over the alternative base rate with respect to the Term loan from 2.50% to 1.50%. On July 1, 2024, Frontier Holdings entered into an amendment to the Term Loan Facility which, among other things, extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031 and eliminated the credit spread adjustment previously applicable to the Term Loan.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Warehouse Facilities

On December 31, 2024 (the “Warehouse Effective Date”), Frontier Tampa Bay FL Fiber 1 LLC (the “Borrower”) and Frontier SPE FL Guarantor LLC, as guarantor (the “Warehouse Guarantor”), each a subsidiary of Frontier Communications Parent, Inc. (the “Parent”), entered into a credit agreement (the “Warehouse Credit Agreement”) with certain lenders that establishes and governs certain credit facilities (the “Warehouse Facilities”). The Warehouse Facilities include:

•A delayed draw term loan facility (the “DDTL Facility”) of $1.5 billion, less commitments reserved for letters of credit (the “Maximum DDTL Amount”). The DDTL Facility is available from the Warehouse Effective Date until the earlier of the full draw of the Maximum DDTL Amount or the third anniversary of the Warehouse Effective Date (such earlier date, the “DDTL Commitment Expiration Date”). To draw amounts under the DDTL Facility, the Borrower must comply with a total leverage ratio of no more than 6.75:1.00 and a debt service coverage ratio of at least 2.00:1.00. Additionally, no defaults or other specified conditions may be continuing, and all conditions precedent for each extension of credit must be satisfied. The Borrower must repay all outstanding amounts under the DDTL Facility due on the fifth anniversary of the Warehouse Effective Date. The interest rate for the DDTL Facility is either, at the sole discretion of the Warehouse Borrower, for Base Rate Loans, (a) the highest of (i) the “U.S. Prime Lending Rate” published by the Wall Street Journal, (ii) the Federal Funds Effective Rate (as agreed to in good faith by the parties to the Warehouse Credit Agreement) plus 0.50%, and (iii) one-month Term SOFR plus 1.00% per annum, plus (b) 0.75%, with step-ups from and after the third anniversary, or, for SOFR Loans, Term SOFR plus 1.75%, with step-ups from and after the third anniversary. Optional prepayments are allowed without fees or penalties, subject to notice requirements. A portion of the DDTL Facility, up to $200 million, is reserved as a letter of credit sublimit.

•An incremental term loan facility (the “Incremental Term Loan”) under which the Warehouse Borrower has the right to increase the commitments under the DDTL Facility by up to $750 million after the DDTL Commitment Expiration Date. No lender is required to increase its commitment. The Warehouse Borrower must comply with all representations and warranties, and the terms of any Incremental Term Loan must be identical to those of the DDTL Facilities, including maturity, priority of liens, prepayment terms, and pricing.

In the event of default, an additional 2.00% per annum will be applied to overdue amounts. Fees include commitment fees on undrawn portions, letter of credit fees, and fronting fees. The Warehouse Facilities are secured by first-priority pledges of equity interests and security interests in substantially all owned tangible and intangible assets of the Warehouse Borrower and its guarantors, which consist of the Warehouse Borrower’s fiber network assets and associated customer contracts in certain neighborhoods in the Tampa, Florida area.

Fiber Network Revenue Term Notes

On July 1, 2024, Frontier Issuer LLC (“Frontier Issuer”), the Company’s limited-purpose, bankruptcy remote, subsidiary completed the issuance of $750 million aggregate principal amount of secured fiber network revenue term notes consisting of $530 million 6.19% Series 2024-1, Class A-2 term notes, $73 million 7.02% Series 2024-1, Class B term notes and $147 million 11.16% Series 2024-1, Class C term notes, each with an anticipated repayment term of seven years (collectively, the “Fiber Term Notes”). Collectively, the Fiber Term Notes have a weighted average yield of approximately 7.4%. The Fiber Term Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the North Texas area, in addition to those in the Dallas Metropolitan area contributed in the Series 2023-1 Notes offering. The assets of Frontier Issuer, AssetCo and the other securitization entities are available to satisfy only the obligations owed under the Fiber Term Notes and are not available to any other creditors of the Company or its affiliates. The Fiber Term Notes were issued pursuant to an indenture, dated as of August 8, 2023 (the “Base Indenture”), as supplemented by the Series 2023-1 Supplement thereto, dated as of August 8, 2023 (the “Series 2023-1 Supplement”), in each case entered into by and among the Issuer, Frontier Dallas TX Fiber 1 LLC (“AssetCo”) and Citibank, N.A. as the indenture trustee (the “Trustee”).

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below sets forth the material terms of Fiber Term Notes as of December 31, 2024:

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

(1) If Frontier Issuer has not repaid or refinanced any Class of Notes of a Series of Fiber Term Notes prior to the ARD, additional interest will accrue thereon in an amount equal to the greater of (i) 5.00% per annum and (ii) the excess amount, if any, by which the sum of the following exceeds the interest rate for such note: (A) the yield to maturity (adjusted to a “mortgage-equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on the ARD for such note of the United States Treasury Security having a remaining term closest to 10 years plus (B) 5.00% plus (C) the post-ARD note spread applicable to such Note.

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

Secured Fiber Network Revenue Variable Funding Notes

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

In connection with entering into the DDTL Facility, the Company permanently reduced the Series 2023-2 Class A-1 Notes Maximum Principal Amount to $0, correspondingly reduced the Variable Funding Notes commitment amount to $0 and terminated the Series 2023-2 Class A-1 Note Purchase Agreement, in each case effective as of December 31, 2024.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The contribution and leaseback of the properties were treated as financing transactions and, accordingly, we continue to depreciate the carrying value of the property in our financial statements and no gain or loss was recognized. An obligation of $52 million is included in our consolidated balance sheet within “Other liabilities” as of December 31, 2024 and the liability is reduced annually by a portion of the lease payments made to the pension plan. Under the new lease standard, liabilities for these finance transactions are included in our financing lease liabilities. Refer to Note 10 for additional details.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions.

During 2024, we incurred $124 million in restructuring charges and other costs consisting of $31 million of severance and employee costs resulting from workforce reductions, $12 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, and $81 million of costs associated with the Verizon merger and other restructuring activities.

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

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at December 31, 2022	$9
Severance expense	65
Other costs	8
Cash payments during the period	(72)
Balance at December 31, 2023	$10
Severance expense	31
Pension / OPEB special termination benefit enhancements	12
Other costs	81
Cash payments during the period	(125)
Balance at December 31, 2024	$9

((

(10) Leases:

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

The components of lease cost are as follows:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$30	$25	$19
Interest on lease liabilities	23	16	9
Finance lease cost	53	41	28
Operating lease cost (1)	57	61	62
Sublease income	(10)	(15)	(12)
Total lease cost	$100	$87	$78

(1)Includes short-term lease costs of $2 million, $2 million and $3 million for the year ended December 31, 2024, 2023 and 2022, respectively. Includes variable lease costs of $3 million, $5 million and $5 million for the year ended December 31, 2024, 2023 and 2022, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental balance sheet information related to leases is as follows:

($ in millions)	December 31, 2024		December 31, 2023

Operating right-of-use assets	$194	(1)	$181	(1)
Finance right-of-use assets	$246	(2)	$179	(2)

Operating lease liabilities	$204	(3)	$195	(3)
Finance lease liabilities	$269	(4)	$209	(4)

Operating leases:
Weighted-average remaining lease term	7.43	years	7.72	years
Weighted-average discount rate	5.96%		5.92%

Finance leases:
Weighted-average remaining lease term	8.87	years	10.72	years
Weighted-average discount rate	6.99%		7.18%

(1)Operating ROU assets are included in Other assets on our consolidated balance sheet.

(2)Finance ROU assets are included in Property, plant, and equipment on our consolidated balance sheets.

(3)This amount represents $43 million and $161 million, and $41 million and $154 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2024 and 2023 consolidated balance sheets.

(4)This amount represents $46 million and $223 million, and $28 million and $181 million, included in other current liabilities and other liabilities, respectively, on our December 31, 2024 and 2023 consolidated balance sheets.

Supplemental cash flow information related to leases is as follows:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Cash paid for amount included in the measurement of lease liabilities, net of amounts received as revenue:
Operating cash flows provided by operating leases	$52	$62	$63
Operating cash flows used by operating leases	$(57)	$(61)	$(62)
Operating cash flows used by finance leases	$(23)	$(15)	$(9)
Financing cash flows used by finance leases	$(31)	$(25)	$(19)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$45	$36	$44
Finance leases	$89	$60	$4

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following represents a maturity analysis for our operating and finance lease liabilities as of December 31, 2024:

	Operating	Finance
($ in millions)	Leases	Leases
Future maturities:
2025	$42	$53
2026	38	51
2027	34	46
2028	31	40
2029	25	26
Thereafter	62	106
Total lease payments	232	322
Less: imputed interest	(28)	(53)
Present value of lease liabilities	$204	$269

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

We, as a lessor, recognized revenue of $52 million, $62 million and $63 million for the year ended December 31, 2024, 2023 and 2022, respectively.

The following represents a maturity analysis for our future operating lease payments from customers as of December 31, 2024:

Operating
($ in millions)	Lease Payments
Future maturities of lease payments from customers:
2025	$10
2026	10
2027	10
2028	9
2029	7
Thereafter	1
Total lease payments from customers	$47

(11) Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Interest and dividend income	$80	$87	$42
Pension benefit	38	19	75
OPEB costs	(3)	(9)	(18)
OPEB remeasurement (loss) gain	35	(3)	248
Pension remeasurement (loss) gain	(45)	202	218
All other, net	-	(18)	(11)
Total investment and other income, net	$105	$278	$554

During 2024, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in remeasurement loss of $45 million and a remeasurement gain of $35 million, respectively, for the year ended December 31, 2024. The

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

pension remeasurement loss was primarily a result of the demographic updates, interest rate related assumptions and the actual return on assets, offset by the discount rate change. The OPEB remeasurement gain was primarily a result of the discount rate change.  Refer to Note 18 for further details.

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

(12) Capital Stock:

Our authorized capital stock consists of 1,750 million shares of common stock, par value $0.01 per share and 50 million shares of preferred stock, par value $0.01 per share. As of December 31, 2024, approximately 250 million shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, the 2024 Management Incentive Plan (the “2024 Incentive Plan”), under which grants are made and awards remain outstanding.  The plan was approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Available shares under the previous plan of 1,151,334 were rolled into the new 2024 plan for a total of 9,916,334 shares reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of December 31, 2024, there were 10,130,566 shares available to grant.

In connection with the Merger, our Named Executive Officers (“NEOs”) may become entitled to payments and benefits that may be treated as “excess parachute payments”. To mitigate the potential impact of certain applicable tax provisions on the Company and certain NEOs, on December 19, 2024, in accordance with the terms of the Merger Agreement, the Committee approved the acceleration into December 2024 of the vesting and payments of target annual cash incentive bonuses, time-based RSUs and PSUs that would otherwise have been payable to the NEOs in the ordinary course in the first quarter of fiscal year 2025. These actions are intended to benefit the Company by preserving compensation-related corporate income tax deductions for the Company that otherwise might be disallowed by such tax provisions and to mitigate or eliminate the amount of excise tax that may be payable by the NEOs pursuant to such tax provisions.

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2024 Incentive Plan:

2021 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2022	2,483	$28.67	$72
Restricted stock granted	1,104	$25.80	$28
Restricted stock vested	(892)	$25.81	$(23)
Restricted stock forfeited	(181)	$25.88
Balance at December 31, 2022	2,514	$25.78	$64
Restricted stock granted	1,373	$23.11	$35
Restricted stock vested	(1,225)	$25.77	$(31)
Restricted stock forfeited	(194)	$24.97
Balance at December 31, 2023	2,468	$24.37	$63

2024 Incentive Plan
		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2024	2,468	$24.37	$63
Restricted stock granted	1,370	$23.49	$48
Restricted stock vested	(1,686)	$25.70	$(59)
Restricted stock forfeited	(94)	$23.71
Balance at December 31, 2024	2,058	$24.45	$71

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2022, 2023, and 2024 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at December 31, 2024 was $33 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $34 million, $38 million and $34 million for the years ended

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

We currently have outstanding performance stock units (“PSU”) that were granted in 2022, 2023 and 2024. Under these awards, a target number of PSUs are granted to each participant with respect to a three-year performance period (“The Measurement Period”). For the 2024 PSU awards, for example, the Measurement Period is from January 1, 2024, through December 31, 2026.

The performance metrics under the 2024 PSU awards consist of (1) Adjusted Fiber EBITDA, (2) Fiber Revenue and (3) Relative Total Shareholder Return (“TSR”).  Relative TSR is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3%, the goals for the relative TSR metric have been fully set.

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

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2022 and 2023 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period. For the 2024 PSU awards, the targets related to two of the three performance metrics have not been set. As a result, as of December 31, 2024, we have recognized associated expense with respect to 1/3 of the aggregate outstanding 2024 PSU awards.

The performance metrics under the 2024 PSU plan consist of (1) Adjusted Fiber EBITDA, (2) Fiber Revenue and (3) Relative Total Shareholder Return (“TSR”).  Relative TSR is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. The metrics under the 2022 and 2023 plans are (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration with an overall relative TSR modifier. For 2022 and 2023 outstanding plans, each performance metric is weighted 33.3% and goals for each metric have been set for the full Measurement Period. For the 2024 outstanding plan, each performance metric is weighted 33.3%, the goals for the relative TSR metric have been fully set, and the goals for the remaining metrics have been set for the first portion of the Measurement Period.  Achievement of the metrics will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period with a TSR modifier for the 2022 and 2023 plans. The payout of the 2022, 2023 and 2024 PSUs can range from 0% to a maximum award payout of 200% of the target units. 2021 PSU awards paid out at 126% of target on March 1, 2024.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2024 Incentive Plan:

2021 Incentive Plan
		Weighted Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2022	3,144	$25.62
Target performance shares awarded, net	388	$25.66 (2)
Target performance shares forfeited	(47)
Balance at December 31, 2022	3,485	$25.62
Target performance shares awarded, net	1,040	$24.36
Target performance shares forfeited	(38)
Balance at December 31, 2023	4,487	$25.33

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

(2) Approximately 0.2 million shares included in this award were granted in 2022 with a grant date fair value of $26.81 per share. Approximately 0.2 million shares have been granted as of December 31, 2023 with a grant date fair value of $23.95 per share.

2024 Incentive Plan
		Weighted Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2024	4,487	$25.33
Target performance shares awarded, net (2)	1,769	$24.35
Target performance shares vested or converted (3)	(4,692)	$25.76
Target performance shares forfeited	(12)	$25.12
Balance at December 31, 2024	1,552	$24.58

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

(2) Approximately 0.3 million shares included in this award were granted in 2024 with a grant date fair value of $33.35 per share. Approximately 0.6 million shares in this award relate to performance measures that have not been set and therefore do not yet have a grant date fair value.

(3) Includes approximately 501,000 PSU's converting our CEO’s 2023-2025 PSUs into performance-based restricted stock subject to identical performance and service vesting conditions. No impact to accounting treatment.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR modifier. In 2024, 2023 and 2022, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $32 million, $69 million and $47 million, respectively related PSU awards.

Non-Employee Director Equity Compensation

Non-employee directors receive $250,000 of annual core compensation which includes $150,000 of RSUs granted annually. In each of 2024, 2023 and 2022, we recognized $1 million in stock-based compensation expense related to non-employee director units.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the year ended	For the year ended	For the year ended
	ended December 31,	December 31,	December 31,
	2024	2023	2022

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%
State income tax provisions, net of federal income tax benefit	(10.5)	13.7	4.8
Tax reserve adjustment	-	-	0.6
Changes in certain deferred tax balances	0.4	23.4	(0.5)
Nondeductible transaction costs	(1.5)	-	-
Nondeductible Executive Compensation under Sec. 162(m)	(2.6)	12.2	2.0
Sec. 162(f) nondeductible penalties	(0.3)	3.1	0.3
All other, net	0.5	1.9	(1.8)
Effective tax rate	7.0%	75.3%	26.4%

Other Tax Items

In 2024, we had net federal and state income tax refunds totaling $10 million. In 2023, we paid net zero federal and state income tax. In 2022, we paid net federal and state income tax totaling $8 million.

The components of the net deferred income tax liability (asset) are as follows:

	December 31,	December 31,
($ in millions)	2024	2023

Deferred income tax liabilities:
Property, plant, and equipment basis differences	$1,753	$1,342
Intangibles	94	184
Deferred revenue/expense	(7)	(8)
Other, net	48	45
	$1,888	$1,563

Deferred income tax assets:
Pension liability	$26	$48
Tax operating loss carryforward	705	476
Employee benefits	75	83
Interest expense deduction
limitation carryforward	468	260
Accrued expenses	84	80
Lease obligations	131	111
Tax credit	45	32
Allowance for doubtful accounts	16	11
Other, net	(28)	(1)
	1,522	1,100
Less: Valuation allowance	(243)	(180)
Net deferred income tax asset	1,279	920
Net deferred income tax liability	$609	$643

Our federal net operating loss carryforward as of December 31, 2024, is estimated at $2.1 billion gross (tax effected $443 million). Some of the federal loss carryforward will begin to expire between 2036 and 2037, with $1,768 million gross (tax effected $371 million) carrying forward indefinitely, unless otherwise used.

Our state tax operating loss carryforward as of December 31, 2024, is estimated at $4.4 billion. A portion of our state loss carryforward will continue to expire annually through 2042, unless otherwise used.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our federal research and development credit as of December 31, 2024, is estimated at $14 million. The federal research and development credit will begin to expire after 2041, unless otherwise used.

Our various state credits as of December 31, 2024, are estimated at $48 million. The state credits will begin to expire after 2024, unless otherwise used.

We considered positive and negative evidence in regard to evaluating certain deferred tax assets during 2024, including the development of recent years of pre-tax book losses. On the basis of this evaluation, a valuation allowance of $308 million tax effected ($243 million net of federal benefit) was recorded as of December 31, 2024.

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

The provision (benefit) for federal and state income taxes, as well as the taxes charged or credited to equity of Frontier, includes amounts both payable currently and deferred for payment in future periods as indicated below:

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Income tax expense (benefit):
Current:
Federal	$-	$-	$-
State	4	10	(7)
Total Current	4	10	(7)

Deferred:
Federal	(69)	58	125
State	41	20	40
Total Deferred	(28)	78	165
Total income tax expense (benefit)	(24)	88	158

Income taxes charged (credited) to equity of Frontier:
Deferred income taxes (benefits) arising from the recognition of additional pension/OPEB liability	(6)	6	8

Total income taxes charged (credited) to equity of Frontier	-	-	-
Total income tax expense (benefit)	$(30)	$94	$166

U.S. GAAP requires applying a “more likely than not” threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken in our income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a “more likely than not” threshold amounts to $7 million as of December 31, 2024, including immaterial interest. The amount of our uncertain tax positions, for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease during the next twelve months, would not have a material impact on our effective tax rate as of December 31, 2024.

Our policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. This treatment of interest and penalties is consistent with prior periods. We are subject to income tax examinations generally for the years 2019 forward for federal and 2016 forward for state filing jurisdictions. We also maintain uncertain tax positions in various state jurisdictions.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the changes in our balance of unrecognized tax benefits:

($ in millions)	December 31,	December 31,	December 31,
	2024	2023	2022

Unrecognized tax benefits - beginning of period	$5	$5	$1
Gross decreases - prior period tax positions	-	(1)	-
Gross increases (decrease) - current period tax positions	2	1	4
Unrecognized tax benefits - end of period	$7	$5	$5

(15) Net (Loss) Income Per Common Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the year ended	For the year ended	For the year ended
($ in millions and shares in thousands,	December 31,	December 31,	December 31,
except per share amounts)	2024	2023	2022
Net (loss) income used for
basic and diluted earnings per share:
Net (loss) income attributable to Frontier common shareholders	$(322)	$29	$441
Less: Dividends paid on unvested restricted stock awards	-	-	-
Total basic net income attributable to
Frontier common shareholders	$(322)	$29	$441

Effect of loss related to dilutive stock units	-	-	-
Total diluted net (loss) income attributable to
Frontier common shareholders	$(322)	$29	$441

Basic earnings per share:
Total weighted average shares and
unvested restricted stock awards outstanding - basic	248,184	245,517	244,781
Less: Weighted average unvested restricted stock awards	-	-	-
Total weighted average shares outstanding - basic	248,184	245,517	244,781

Basic net (loss) income per share attributable
to Frontier common shareholders	$(1.30)	$0.12	$1.80

Diluted earnings per share:
Total weighted average shares outstanding - basic	248,184	245,517	244,781
Effect of dilutive units	-	2,330	-
Effect of dilutive restricted stock awards	-	612	499
Effect of dilutive performance stock awards	-	-	-
Total weighted average shares outstanding - diluted	248,184	248,459	245,280

Diluted net (loss) income per share attributable to Frontier common shareholders	$(1.30)	$0.12	$1.80

In calculating diluted net loss common share for the years ended December 31, 2024, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For the year ended December 31, 2024, RSUs of approximately 1,255,000 and PSUs including those converted to performance-based restricted stock of approximately 326,000, respectively have been excluded.

In calculating diluted net income per common share for the years ended December 31, 2023, and 2022, the effect of certain PSUs is excluded from the computation as the respective performance metrics have not been satisfied.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income (loss).

The components of accumulated other comprehensive income, net of tax, are as follows:

($ in millions)	OPEB Costs
Balance at December 31, 2021 (1)	$60
Other comprehensive income
before reclassifications	30
Amounts reclassified from accumulated other
comprehensive income to net income	(11)
Net current-period other comprehensive
income	19
Balance at December 31, 2022 (1)	$79
Other comprehensive income
before reclassifications	34
Amounts reclassified from accumulated other
comprehensive income to net income	(17)
Net current-period other comprehensive
income	17
Balance at December 31, 2023 (1)	$96
Other comprehensive income
before reclassifications	-
Amounts reclassified from accumulated other
comprehensive income to net income	(19)
Net current-period other comprehensive
income	(19)
Balance at December 31, 2024 (1)	$77

(1)OPEB amounts are net of deferred tax balances of $23 million, $29 million, $23 million, and $15 million, as of December 31, 2024, 2023, 2022, and 2021, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss (1)

Details about Accumulated Other	For the year ended	For the year ended	For the year ended	Affected line item in the
Comprehensive Loss Components	December 31,	December 31,	December 31,	statement where net
($ in millions)	2024	2023	2022	income (loss) is presented
Amortization of OPEB Cost Items(2)
Prior-service credits (costs)	$25	$22	$13
Actuarial gains (losses)	-	-	-
Reclassifications, pretax	25	22	13	Income before income taxes
Tax impact	(6)	(5)	(2)	Income tax expense
Reclassifications, net of tax	$19	$17	$11	Net gain

(1)Amounts in parentheses indicate losses.

(2)These accumulated other comprehensive loss components are included in the computation of net periodic pension and OPEB costs (see Note 18 - Retirement Plans for additional details).

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Segment Information:

Our operations are assessed and managed by our CEO, our chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company operates in a single operating segment and reports its financial results in accordance with ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The Company has organized its expenses into the following categories to enhance transparency and align with the internal management review process:

Revenue generating departments – Includes costs directly associated with revenue producing activities, such as sales, commissions, video content costs, marketing, and production.

Operating departments – reflects expenses related to the core operations of the Company, including network operations, facility management, logistics, and service delivery.

Support departments – comprises general and administrative costs, including human resources, IT, finance, restructuring, and other back-office functions that support overall operations. Also includes transaction expenses related to the Verizon acquisition.

Depreciation and amortization – reflect the systematic allocation of the cost of tangible and intangible assets over their useful lives. This category includes depreciation of property, plant, and equipment as well as amortization of intangible assets, providing insight into the Company’s ongoing capital investments and asset utilization.

Investment and other income (expense) – includes interest income on cash and cash equivalents, realized and unrealized gains or losses on investments and other miscellaneous income or expenses.

Pension Settlement Costs – Includes non-recurring expenses related to the settlement of pension obligations, typically arising from lump-sum payments or annuity purchases made to reduce pension liabilities. These costs reflect the financial impact of actions taken to manage the Company's retirement benefit obligation.

Interest expense – represents costs associated with the Company’s financing arrangements, including interest on debt.

Income taxes – reflects the Company’s provision for income taxes in accordance with applicable tax regulations.

	For the year ended December 31,
($ in millions)	2024	2023	2022

Revenue	$5,937	$5,751	$5,787
Less:
Revenue generating departments	1,062	989	1,045
Operating departments	2,147	2,224	2,310
Support departments	750	631	658
Depreciation and amortization	1,625	1,415	1,182
Investment and other income	105	278	554
Pension Settlement Costs	-	-	(55)
Interest expense	(804)	(653)	(492)
Income tax expense (benefit)	(24)	88	158
Net (loss) income	$(322)	$29	$441

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The accounting results for pension and other postretirement benefit costs and obligations are dependent upon various actuarial assumptions applied in the determination of such amounts. These actuarial assumptions include the following: discount rates, expected long-term rate of return on plan assets, future compensation increases, employee turnover, healthcare cost trend rates, expected retirement age, optional form of benefit and mortality. We review these assumptions for changes on an interim and annual basis with our independent actuaries. We consider our discount rate and expected long-term rate of return on plan assets to be our most critical assumptions.

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

As of December 31, 2024, 2023 and 2022, we utilized an estimation technique that is based upon a settlement model (Bond:Link) that permits us to closely match cash flows to the expected payments to participants. This rate can change from year-to-year based on market conditions that affect corporate bond yields.

As a result of the technique described above, we are utilizing a discount rate of 5.60% as of December 31, 2024 for our qualified pension plan, compared to rates of 5.20% and 5.50% in 2023 and 2022, respectively. The discount rate for postretirement plans as of December 31, 2024 was 5.70% compared to 5.20% in 2023 and 5.50% in 2022.

The expected long-term rate of return on plan assets is applied in the determination of periodic pension and postretirement benefit cost as a reduction in the computation of the expense. In developing the expected long-term rate of return assumption, we considered published surveys of expected market returns, 10 and 20 year actual returns of various major indices, and our own historical 5 year, 10 year and 20 year investment returns. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% in long-duration fixed income securities, and 35% in equity securities and other investments. We review our asset allocation at least annually and make changes when considered appropriate. Our pension asset investment allocation decisions are made by the Retirement Investment & Administration Committee (RIAC), a committee comprised of members of management, pursuant to a delegation of authority by the Board of Directors. Asset allocation decisions take into account expected market return assumptions of various asset classes as well as expected pension benefit payment streams. When analyzing anticipated benefit payments, management considers both the absolute amount of the payments as well as the timing of such payments. Our expected long-term rate of return on plan assets was 7.50% in 2023 and 2022. For the period January 1, 2024 – September 30, 2024, our expected long-term rate of return on plan assets was 7.50%. For the period October 1, 2024 to December 31, 2024, our expected long-term rate of return on plan assets was 6.65%. Our actual return on plan assets for the year ended December 31, 2024, was a gain of 5%, for the year ended December 31, 2023, was a gain of 15% and for the year ended December 31, 2022, was a loss of 20%. For 2025, we expect to assume a rate of return of 6.65%. Our pension plan assets are valued at fair value as of the measurement date.

During 2024, we capitalized $18 million of pension and OPEB expense into the cost of our capital expenditures as the costs relate to our engineering and plant construction activities. During 2023, and 2022, we capitalized $18 million and $21 million of pension and OPEB expense into the cost of our capital expenditures, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pension Benefits

The following tables set forth the pension plan’s projected benefit obligations, fair values of plan assets and the pension benefit liability recognized on our consolidated balance sheets at the end of each period, and the components of total pension benefit cost for each period:

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2024	2023

Change in projected benefit obligation (PBO)
PBO at the beginning of the period	$2,442	$2,510
Service cost	47	51
Interest cost	126	129
Actuarial gain	(5)	(44)
Benefits paid	(187)	(204)
Special/contractual termination benefits	12	-
PBO at the end of the period	$2,435	$2,442

Change in plan assets
Fair value of plan assets at the beginning of the period	$2,268	$2,033
Actual return on plan assets, net of expenses	114	305
Employer contributions	133	134
Benefits paid	(187)	(204)
Fair value of plan assets at the end of the period	$2,328	$2,268

Funded status	$(107)	$(174)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$-	$-
Pension and other postretirement benefits - noncurrent	$(107)	$(174)
Accumulated other comprehensive loss	$-	$-

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Components of total pension benefit cost (income)
Service cost	$47	$51	$69
Interest cost on projected benefit obligation	126	129	106
Expected return on plan assets	(164)	(148)	(181)
(Gain) / Loss recognized	45	(202)	(218)
Net periodic pension benefit cost (income)	54	(170)	(224)
Pension settlement costs	-	-	55
Special/contractual termination benefits	12	-	-
Total pension benefit cost (income)	$66	$(170)	$(169)

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. These payments are recorded as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During 2024, lump sum pension payments to terminated or retired individuals amounted to $108 million. As we did not exceed the settlement threshold of $173 million, we did not recognize any non-cash settlement charges for 2024. As of December 31, 2024, the pension plan was funded at 96%.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement loss of $45 million, of which $38 million relates to special termination benefits, for the year ended December 31, 2024. The Company’s accounting policy is to recognize actuarial gains and losses in the period in which they occur. As such, this loss was recorded in “Investment and other income, net” on our consolidated statements of operations.

During 2023, lump sum pension payments to terminated or retired individuals amounted to $129 million. As we did not exceed the settlement threshold of $180 million, we did not recognize any non-cash settlement charges for 2023.

During 2023, we had actuarial gains of $44 million, driven by favorable lump sum conversion interest rates and cash balance interest crediting rates and updated census data to January 1, 2023, offset by a decrease of 30 basis points in the discount rate. The Company’s accounting policy is to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of operations.

During 2022, lump sum pension settlement payments to terminated or retired individuals amounted to $200 million, which exceeded the settlement threshold of $175 million, and as a result, we recognized non-cash settlement charges totaling $55 million during the period. During 2022, we had actuarial gains of $867 million, driven by an increase of 260 basis points in the discount rate, favorable lump sum annuity conversion interest rates and cash balance interest crediting rates, and updated census data to January 1, 2022. The Company’s accounting policy is to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of operations.

The plan’s weighted average asset allocations at December 31, 2024 and 2023 by asset category are as follows:

	2024	2023
Asset category:
Equity securities	26%	49%
Debt securities	62%	40%
Alternative and other investments	12%	11%
Total	100%	100%

The plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Amount

2025	$256
2026	245
2027	240
2028	238
2029	233
2030-2034	1,074
Total	$2,286

We made pension plan contributions of $133 million and $134 million, in 2024 and 2023, respectively.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assumptions used in the computation of annual pension costs and valuation of the beginning/end of period obligations were as follows:

	12/31/2024	12/31/2023	12/31/2022
Discount rate - used at period end to value obligation	5.60%	5.20%	5.50%
Discount rate - used to compute annual cost	5.00 - 5.80%	5.50%	2.90 - 5.60%
Expected long-term rate of return on plan assets	7.50 - 6.65%	7.50%	7.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

Postretirement Benefits Other Than Pensions - “OPEB”

The following tables set forth the OPEB plans’ benefit obligations, fair values of plan assets and the postretirement benefit liability recognized on our consolidated balance sheets as of December 31, 2024 and 2023 and the components of total postretirement benefit cost for the years ended December 31, 2024, 2023 and 2022.

	For the year ended	For the year ended
	December 31,	December 31,
($ in millions)	2024	2023

Change in benefit obligation
Benefit obligation at the beginning of the period	$561	$606
Service cost	7	8
Interest cost	28	31
Plan amendments	-	(45)
Plan participants' contributions	10	11
Actuarial (gain) loss	(35)	3
Benefits paid	(48)	(53)
Benefit obligation at the end of the period	$523	$561

Change in plan assets
Fair value of plan assets at the beginning of the period	$-	$-
Plan participants' contributions	10	11
Employer contribution	38	42
Benefits paid	(48)	(53)
Fair value of the plan assets at end of the period	$-	$-

Funded status	$(523)	$(561)

Amounts recognized in the consolidated balance sheet
Pension and other postretirement benefits - current	$(39)	$(38)
Pension and other postretirement benefits - noncurrent	$(484)	$(523)
Accumulated other comprehensive gain	$(100)	$(125)

	For the year ended	For the year ended	For the year ended
	December 31,	December 31,	December 31,
($ in millions)	2024	2023	2022

Components of total postretirement benefit cost / (income)
Service cost	$7	$8	$13
Interest cost on projected benefit obligation	28	31	31
Amortization of prior service credit	(25)	(22)	(13)
(Gain) loss recognized	(35)	3	(248)
Total postretirement benefit cost / (income)	$(25)	$20	$(217)

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement gain of $35 million year ended December 31, 2024.

During 2023, we amended the medical coverage for certain postretirement benefit plans, which necessitated remeasurements of our OPEB obligations. These remeasurements along with the period end remeasurement resulted in the recognition of a net actuarial loss of $3 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement dates, offset by updated census data to January 1, 2023. The Company’s accounting policy is to recognize actuarial gains and losses in the period in which they occur. As such, this loss was recorded in “Investment and other income, net” on our consolidated statements of operations. The remeasurements of our OPEB obligations during 2023 due to the amendments to the medical coverage for certain postretirement benefit plans also resulted in remeasurement of prior service credits of $45 million which were deferred in Accumulated comprehensive income as December 31, 2023.

During 2022, we amended the medical coverage for certain postretirement benefit plans, which necessitated remeasurements of our OPEB obligations. These remeasurements along with the period end remeasurement resulted in the recognition of a net actuarial gain of $248 million, which was driven primarily from a higher assumed discount rate relative to the previous measurement dates. The Company’s accounting policy is to recognize actuarial gains and losses in the period in which they occur. As such, this gain was recorded in “Investment and other income, net” on our consolidated statements of operations. The remeasurements of our OPEB obligations during 2022 due to the amendments to the medical coverage for certain postretirement benefit plans also resulted in remeasurement of prior service credits of $40 million which were deferred in Accumulated comprehensive income as December 31, 2022.

Assumptions used in the computation of annual OPEB costs and valuation of the beginning/end of period OPEB obligations were as follows:

	12/31/2024	12/31/2023	12/31/2022
Discount rate - used at period end to value obligation	5.70%	5.20%	5.50%
Discount rate - used to compute annual cost	5.00% - 5.80%	5.00% - 6.40%	3.00% - 5.60%

The OPEB plan’s expected benefit payments over the next 10 years are as follows:

($ in millions)	Gross Benefit	Medicare Part D Subsidy	Total

2025	$40	$-	$40
2026	41	-	41
2027	42	-	42
2028	44	-	44
2029	45	-	45
2030-2034	235	-	235
Total	$447	$-	$447

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amounts in accumulated other comprehensive (income) loss before tax that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and 2023 are as follows:

	OPEB
($ in millions)	2024	2023
Prior service cost (credit)	$(100)	$(125)

The amounts recognized as a component of accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 are as follows:

	For the year ended	For the year ended
OPEB	December 31,	December 31,
($ in millions)	2024	2023

Accumulated other comprehensive loss (gain) at
the beginning of the period	$(125)	$(102)

Prior service (cost) credit amortized during the period	25	22
Prior service cost (credit) occurring during the period	-	(45)
Net amount recognized in comprehensive
loss for the period	25	(23)
Accumulated other comprehensive loss (gain) at
end of the period	$(100)	$(125)

401(k) Savings Plans

We sponsor employee retirement savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under certain plans, we provide matching contributions. Employer contributions were $38 million, $37 million and $38 million in 2024, 2023 and 2022, respectively.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables represent our pension plan assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$127	$127	$-	$-
Government Obligations	394	-	394	-
Equities	2	2	-	-
Interest in Limited Partnerships and
Limited Liability Companies	161	-	-	161
Commingled Funds	1,596	-	1,596	-
Total investments at fair value	$2,280	$129	$1,990	$161
Interest in Registered Investment Companies (1)	-
Interest in Limited Partnerships and
Limited Liability Companies (1)	65
Interest and Dividend Receivable	2
Due from Broker for Securities Sold	14
Value of Funds Held in Insurance Co.	4
Due to Broker for Securities Purchased	(37)
Total Plan Assets, at Fair Value	$2,328

	Fair Value Measurements at December 31, 2023
($ in millions)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$128	$128	$-	$-
Government Obligations	300	-	300	-
Corporate and Other Obligations	160	-	160	-
Equities	90	90	-	-
Interest in Limited Partnerships and
Limited Liability Companies	162	-	-	162
Commingled Funds	1,310	-	1,310	-
Total investments at fair value	$2,150	$218	$1,770	$162
Interest in Registered Investment Companies (1)	54
Interest in Limited Partnerships and
Limited Liability Companies (1)	81
Interest and Dividend Receivable	5
Due from Broker for Securities Sold	11
Value of Funds Held in Insurance Co.	5
Due to Broker for Securities Purchased	(38)
Total Plan Assets, at Fair Value	$2,268

(1)In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These balances are intended to permit reconciliation of the fair value hierarchy to the plan asset amounts presented in Note 18 - Retirement Plans.

The tables below set forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2024 and 2023:

	Interest in Limited Partnerships and Limited Liability Companies
($ in millions)	2024	2023
Balance at beginning of year	$162	$156
Realized gains	15	13
Unrealized (loss) gain	(1)	6
Purchases	-	-
Sales and distributions	(15)	(13)
Balance at end of year	$161	$162

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides further information regarding the redemption of the Plan’s Level 3 investments as well as information related to significant unobservable inputs and the range of values for those inputs for the Plan’s interest in certain limited partnerships and limited liability companies as of December 31, 2024:

		Liquidation	Capitalization
($ in millions)	Fair Value	Period	Rate
Interest in Limited Partnerships and Limited Liability Companies (2)

426 E. Casino Road, LLC (1)	$19	N/A	6.75%
100 Comm Drive, LLC (1)	10	N/A	8.25%
100 CTE Drive, LLC (1)	13	N/A	10.00%
6430 Oakbrook Parkway, LLC (1)	27	N/A	8.50%
8001 West Jefferson, LLC (1)	22	N/A	9.50%
1500 MacCorkle Ave SE, LLC (1)	11	N/A	10.00%
400 S. Pike Road West, LLC (1)	1	N/A	9.00%
601 N. US 131, LLC (1)	1	N/A	9.25%
9260 E. Stockton Blvd., LLC (1)	7	N/A	7.75%
120 E. Lime Street, LLC (1)	11	N/A	8.50%
610 N. Morgan Street, LLC (1)	39	N/A	8.25%
Total Interest in Limited Partnerships and Limited Liability Companies	$161

(1)The entity invests in commercial real estate properties that are leased to Frontier, with the exception of the E. Casino Road property which is leased to a third party. The leases are triple net, whereby we are responsible for all expenses, including but not limited to, insurance, repairs and maintenance and payment of property taxes.

(2)All Level 3 investments have the same redemption frequency (through the liquidation of underlying investments) and redemption notice period (none). The fair value of these properties is based on independent appraisals.

The following table summarizes the carrying amounts and estimated fair values for long-term debt at December 31, 2024 and 2023. For the other financial instruments including cash, short-term investments, accounts receivable, restricted cash, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	2024		2023
	Carrying		Carrying
($ in millions)	Amount	Fair Value	Amount	Fair Value

Total debt	$11,569	$11,749	$11,231	$10,712

(20) Commitments and Contingencies:

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

On October 22 and October 23, 2024, two complaints were filed in the Supreme Court of the State of New York, County of New York by purported Company stockholders against the Company, the Board, Verizon and Merger Sub in connection with the Merger. The complaints assert claims of negligent misrepresentation and concealment and negligence under New York common law. Among other remedies, the complaints seek an order enjoining the defendants from proceeding with the Merger

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the proxy statements, rescinding the Merger to the extent already consummated or granting rescissory damages, awarding the plaintiffs costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper. Additional lawsuits arising out of the proposed Merger may also be filed in the future. Furthermore, the Company has received demand letters from purported Company stockholders alleging disclosure deficiencies in the preliminary proxy statement and/or definitive proxy statement and demanding that the Company and the Board of Directors promptly issue corrective disclosures to cure the proxy statement prior to the anticipated stockholder vote on the proposed Merger. The Company believes that the allegations contained in the complaints and demands have no merit. We do not at this time consider there to be any reasonably possible material loss arising from the demands. There can be no assurance regarding the likelihood that the Company’s defense of any actions will be successful.

During the second quarter of 2024, Frontier reached a settlement with a net financial impact of $25 million resolving a dispute with the Chief Executive Officer of Frontier’s predecessor company, who left his position with the company in 2004, concerning split-dollar life insurance benefits granted during his employment.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We are closely tracking implementation of the BEAD program, including participating in state address challenge and pre-application processes. The requirements and funding under these programs is subject to change. We are actively pursuing awards of these stimulus funds; however, we continue to evaluate our opportunities as the process is complex and any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On January 27, 2025, the federal Office of Management and Budget (“OMB”) issued a memorandum to the heads of all executive departments and agencies directing them to pause the disbursement of certain federal financial assistance. On January 28, 2025, the United States District Court for the District of Columbia issued a temporary stay of the OMB directive, which the OMB subsequently rescinded. It is uncertain if the OMB will seek to further pause or otherwise limit future federal disbursements, or if any such changes will impact the funding Frontier receives under federal programs, including USF, RDOF and other federal broadband grants including BEAD. We are closely tracking developments in this area. Significant decreases in available funding, or the imposition of significant requirements on the receipt of such funding, could have a material adverse effect on our business and results of operations.

On April 14, 2024, we detected that a third party had gained unauthorized access to portions of our information technology environment. Upon detection, the Company immediately activated its incident response plan, took action to contain the incident, launched an investigation with the assistance of leading cybersecurity experts, and notified law enforcement and applicable regulatory authorities. We worked with a leading e-discovery firm to undertake a thorough review of the impacted data to identify and provide notice to individuals whose information was impacted. Since the incident, the Company has also taken steps to further strengthen its information technology security. While the incident did not have a material impact on our financial condition or results of operations, the containment measures, which included shutting down certain of the Company’s systems, resulted in an operational disruption.

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF transaction, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries, and aerosol cans at certain California facilities. We have reached a settlement with the California Attorney General’s Office, pending court approval, and have accrued an amount for the settlement penalty.

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

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim target milestones over this period. To the extent Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations.

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

As of December 31, 2024, we had total “Accounts payable and accrued liabilities” of $1.0 billion, of which $758 million was related to accounts payable. As of December 31, 2023, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $857 million was related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of December 31, 2024 and December 31, 2023, we had $16 million and $263 million, respectively, of contractual vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. For the year ended December 31, 2024 we made $331 million in contractual vendor financing payments related to capital expenditures.

The following table summarizes the roll forward of the vendor financing liabilities for the fiscal year ended December 31, 2024:

($ in millions)	2024	2023
Confirmed obligations outstanding at January 1	$263	$-
Invoices confirmed during the year	84	268
Confirmed invoices paid during the year	(331)	(5)
Confirmed obligations outstanding at December 31	$16	$263

In addition, we have certain arrangements that are non-contractual but have extended payment terms. We made payments of $132 million related to these arrangements, bringing total capital vendor financing payments to $463 million for the year ended December 31, 2024.

We are party to contracts with several unrelated long-distance carriers. The contracts provide fees based on traffic they carry for us subject to minimum monthly fees.

FRONTIER COMMUNICATIONS PARENT, INC., AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2024, the estimated future payments for obligations under our noncancelable long-distance contracts and joint pole and communications service agreements are as follows:

($ in millions)	Amount

Year ending December 31:
2025	$95
2026	16
2027	5
2028	-
2029	-
Thereafter	-
Total	$116

At December 31, 2024, we have outstanding performance letters of credit as follows:

($ in millions)	Amount

CNA Financial Corporation (CNA)	$24
AIG Insurance	28
Zurich	133
Total (1)	$185

(1)At December 31, 2024, we had total letters of credit outstanding of $265 million, of which, $74 million was used for various Federal

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

(21) Subsequent Events:

In January 2025, wildfires in California have impacted certain regions where the Company operates, potentially affecting network infrastructure, service continuity, and maintenance costs. The Company is actively assessing any financial or operational impact and implementing necessary mitigation efforts to ensure network stability and compliance with regulatory requirements. The impact to our financial statements, if any, cannot be estimated at this time.