Form 10-Q
period 2025-03-31
Frontier Communications Parent, Inc.
filed 2025-04-29
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 250,247,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$506	$750
Accounts receivable, less allowances of $72 and $66, respectively	416	379
Prepaid expenses	57	67
Income taxes and other current assets	103	64
Total current assets	1,082	1,260

Property, plant and equipment, net	16,221	15,678
Other intangibles, net	3,184	3,264
Other assets	411	412
Total assets	$20,898	$20,614

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10	$10
Accounts payable and accrued liabilities	1,119	1,033
Advanced billings	191	180
Accrued other taxes	100	124
Accrued interest	193	128
Pension and other postretirement benefits	39	39
Other current liabilities	946	775
Total current liabilities	2,598	2,289

Deferred income taxes	595	609
Pension and other postretirement benefits	531	591
Other liabilities	664	633
Long-term debt	11,633	11,551
Total liabilities	16,021	15,673

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 250,226 and 249,695 shares issued and outstanding at March 31, 2025 and
December 31, 2024, respectively)	3	3
Additional paid-in capital	4,304	4,299
Retained earnings	498	562
Accumulated other comprehensive income, net of tax	72	77
Total equity	4,877	4,941
Total liabilities and equity	$20,898	$20,614

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024

Revenue	$1,511	$1,462

Operating expenses:
Cost of service	521	522
Selling, general, and administrative expenses	433	428
Depreciation and amortization	445	388
Restructuring costs and other charges	36	34
Total operating expenses	1,435	1,372

Operating income	76	90

Investment and other income, net (See Note 11)	49	112
Interest expense	(200)	(199)

Income (loss) before income taxes	(75)	3
Income tax expense (benefit)	(11)	2

Net income (loss)	$(64)	$1

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.26)	$0.00

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.26)	$0.00

Total weighted average shares outstanding - basic	249,830	246,301

Total weighted average shares outstanding - diluted	249,830	247,040

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in millions)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024

Net income (loss)	$(64)	$1
Other comprehensive loss, net of tax	(5)	(5)

Comprehensive loss	$(69)	$(4)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the three months ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2025	249,695	$3	$4,299	$562	$77	$4,941
Stock plans, net	531	-	5	-	-	5
Net loss	-	-	-	(64)	-	(64)
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2025	250,226	$3	$4,304	$498	$72	$4,877

	For the three months ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the three months ended March 31,
	2025	2024

Cash flows provided from (used by) operating activities:
Net income (loss)	$(64)	$1
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	445	388
Pension / OPEB special termination benefit enhancements	-	7
Stock-based compensation expense	15	26
Amortization of premium	(5)	(5)
Bad debt expense	11	9
Other adjustments	5	4
Deferred income taxes	(12)	-
Change in accounts receivable	(48)	(9)
Change in long-term pension and other postretirement liabilities	(66)	(146)
Change in accounts payable and other liabilities	222	27
Change in prepaid expenses, income taxes, and other assets	16	33
Net cash provided from operating activities	519	335

Cash flows provided from (used by) investing activities:
Capital expenditures	(757)	(666)
Sale of short-term investments	-	850
Proceeds on sale of assets	1	-
Other	-	2
Net cash provided from (used by) investing activities	(756)	186

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	-	(4)
Net proceeds from long-term debt borrowings	100	-
Payments of vendor financing	(16)	(363)
Financing costs paid	(17)	-
Finance lease obligation payments	(10)	(7)
Taxes paid on behalf of employees for shares withheld	(10)	(43)
Other	(2)	(6)
Net cash provided from (used by) financing activities	45	(423)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(192)	98
Cash, cash equivalents, and restricted cash at January 1,	911	1,239
Cash, cash equivalents, and restricted cash at March 31,	$719	$1,337

Supplemental cash flow information:
Cash paid during the period for:
Interest	$141	$149
Income tax refund, net	$-	$(13)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.2 million broadband subscribers and approximately 12,700 employees, operating in 25 states as of March 31, 2025. We were incorporated in 1935, originally under the name of Citizens Utilities Company. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

b)Basis of Presentation and Use of Estimates:

Our interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial statements include the accounts of Frontier Communications Parent, Inc., all consolidated subsidiaries and variable interest entities of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of Frontier’s management, to present fairly the results for the interim periods shown. Revenues, net income, and cash flows for any interim periods are not necessarily indicative of results that may be expected for the full year.

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended March 31, 2025, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

We believe we have the ability to meet our obligations for at least one year from the date of issuance of this Form 10-Q. Accordingly, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

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

At March 31, 2025 and December 31, 2024, the Company had $213 million and $161 million, respectively, in restricted cash on our consolidated balance sheet. Pursuant to the terms of the Company’s secured fiber network revenue term notes, and secured fiber network revenue variable funding note facility, as described in Note 9, restricted cash is held in securitization escrow accounts. As of March 31, 2025 and December 31, 2024, approximately $93 million and $56 million, respectively, is current restricted cash held for the purpose of paying interest and certain fees. This current restricted cash is included within the line item “Income taxes and other current assets” on our consolidated balance sheet. In addition, as of March 31, 2025 and December 31, 2024, we had approximately $120 million and $105 million, respectively, in noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount. This non-current restricted cash is included within the line item “other  assets” on our consolidated balance sheet.

e) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we may invest cash into short-term investments to improve interest income while preserving funding flexibility.

As of March 31, 2025 and December 31, 2024, the Company had no short-term investments.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated. As of March 31, 2025 and December 31, 2024, this balance was approximately $57 million and $57 million, respectively, and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 9 for further details.

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

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

term which will end March 31, 2032. We are required to complete the RDOF deployment meeting certain annual milestones starting in December 31, 2025 through December 31, 2028. Thereafter, USAC and the FCC will review carriers’ RDOF program completion data, and if USAC or the FCC determines that we did not satisfy applicable FCC RDOF requirements, funding provided to us can be discontinued and we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded. We accrue for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

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

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding as of immediately prior to the Effective Time (subject to certain exceptions set forth in the Merger Agreement) shall be converted into the right to receive $38.50 in cash, without interest (the “Merger Consideration”).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

At the Effective Time, other than as set forth below, each outstanding RSU and PSU will vest and be canceled and the holder thereof will be entitled to receive an amount in cash equal to the number of shares of Company Common Stock underlying such award (in the case of PSUs, based on attainment of all applicable performance goals at the greater of target and actual level of performance measured at the Effective Time) multiplied by the Merger Consideration. At the Effective Time, a portion of the outstanding RSUs and PSUs granted following the date of the Merger Agreement (determined by proration of any such grant based on the time remaining between the Effective Time and the end of the relevant vesting period) shall be automatically converted into a number of unvested restricted stock units of Verizon (“Verizon RSUs”) equal to the number of such RSUs and PSUs multiplied by an exchange ratio equal to the Merger Consideration divided by the five day volume weighted average price of Verizon common stock ending with the second complete trading day immediately prior to the closing date. Such conversion of PSUs shall be based on attainment of all applicable performance goals at the greater of target and actual level of performance measured at the Effective Time. The Verizon RSUs shall be subject to the same terms and conditions as applied to the RSUs and PSUs of the Company (including time-based vesting conditions but excluding performance-based vesting conditions) prior to the Effective Time.

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the holders of a majority of the voting power represented by the outstanding shares of Company Common Stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain required consents or approvals from the FCC and certain specified state regulatory authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. The transaction is not subject to a financing condition. The Company Stockholder approval was obtained on November 13, 2024, and the applicable HSR waiting period expired on February 14, 2025. Subject to such conditions, the Company expects to consummate the merger by the first quarter of 2026.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its related disclosure.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category.

	For the three months ended March 31,
($ in millions)	2025	2024

Data and Internet services	$1,049	$947
Voice services	290	321
Video services	74	94
Other	82	84
Revenue from contracts with customers (1)	1,495	1,446
Subsidy and other revenue	16	16
Total revenue	$1,511	$1,462

	For the three months ended March 31,
($ in millions)	2025	2024

Consumer	$813	$787
Business and wholesale	682	659
Revenue from contracts with customers (1)	1,495	1,446
Subsidy and other revenue	16	16
Total revenue	$1,511	$1,462

(1)Includes lease revenue of $13 million for both the three months ended March 31, 2025 and 2024, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2024	$34	$14
Revenue recognized included in opening contract balance	(11)	(5)
Credits granted, excluding amounts recognized as revenue	12	3
Reclassified between current and noncurrent	(1)	1
Balance at March 31, 2025	$34	$13

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$17
Revenue recognized included in opening contract balance	(8)	(5)
Credits granted, excluding amounts recognized as revenue	8	3
Reclassified between current and noncurrent	-	-
Balance at March 31, 2024	$33	$15

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2025 (remaining nine months)	$396
2026	154
2027	142
2028	28
2029	72
Thereafter	43
Total	$835

(5) Accounts Receivable:

The components of accounts receivable, net at March 31, 2025 and December 31, 2024 are as follows:

($ in millions)	March 31, 2025	December 31, 2024
Retail and Wholesale	$428	$388
Other	60	57
Less: Allowance for doubtful accounts	(72)	(66)
Accounts receivable, net	$416	$379

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

The provision for bad debts was $11 million and $9 million for the three months ended March 31, 2025 and 2024, respectively.

Approximately $603 million and $440 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of March 31, 2025, and December 31, 2024, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended March 31, 2025 was as follows:

($ in millions)
Balance at December 31, 2024	$66
Provision for bad debt	11
Amounts charged to revenue	8
Write offs charged against the allowance	(13)
Balance at March 31, 2025	$72

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Property, Plant and Equipment:

Property, plant and equipment, net at March 31, 2025 and December 31, 2024 are as follows:

($ in millions)	March 31, 2025	December 31, 2024
Property, plant and equipment	$20,216	$19,318
Less: Accumulated depreciation	(3,995)	(3,640)
Property, plant and equipment, net	$16,221	$15,678

As of March 31, 2025, our materials and supplies were $448 million, as compared to $431 million as of December 31, 2024. Components of this include fiber, network electronics, and customer premises equipment.

Beginning in the second half of 2023, Frontier negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. During the three months ended March 31, 2025, our capital expenditures were $757 million.  During the three months ended March 31, 2025, our vendor financing payments were $16 million. As of March 31, 2025, there was $694 million, $12 million, and $35 million in “Accounts payable and accrued liabilities”, “Other current liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures, and less than $1 million included in “Other current liabilities” for vendor financing payables associated with capital expenditures. For the three months ended March 31, 2025, we had capitalized interest of $15 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended March 31,
($ in millions)	2025	2024

Depreciation expense	$365	$308

(7) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of March 31, 2025, and 2024.

The balances of these assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(285)	$515	$800	$(267)	$533
Customer Relationships - Wholesale	3,491	(855)	2,636	3,491	(800)	2,691
Trademarks & Tradenames	150	(117)	33	150	(110)	40
Total other intangibles	$4,441	$(1,257)	$3,184	$4,441	$(1,177)	$3,264

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended March 31,
($ in millions)	2025	2024

Amortization expense	$80	$80

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at March 31, 2025 and December 31, 2024. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	March 31, 2025		December 31, 2024

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,669	$11,864	$11,569	$11,749

(

(9) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the three months ended March 31, 2025
		Principal
	January 1,	Payments	New	March 31,
($ in millions)	2025	and Retirements	Borrowings	2025

Secured debt issued by Frontier	$8,436	$-	$-	$8,436
Secured debt issued by subsidiaries	2,383	-	100	2,483
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,569	$-	$100	$11,669

Less: Debt issuance costs	(89)			(101)
Less: Current portion	(10)			(10)
Less: Debt premium / (discount)	(44)			(41)
Plus: Unamortized fair value adjustments (1)	125			116
Total Long-term debt	$11,551			$11,633

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025		December 31, 2024
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 7/1/2031	$1,023	6.792% (Variable)	$1,023	8.763% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,436		8,436

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 revenue term notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 revenue term notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 revenue term notes Class C due 7/20/2028	312	11.500%	312	11.500%
Series 2024-1 revenue term notes Class A-2 due 5/20/2031	530	6.190%	530	6.190%
Series 2024-1 revenue term notes Class B due 5/30/2031	73	7.020%	73	7.020%
Series 2024-1 revenue term notes Class C due 5/20/2031	147	11.160%	147	11.160%
DDTL Facility due 12/31/2029	100	6.070% (Variable)	-	-
Total secured debt issued by subsidiaries	2,483		2,383

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,669	6.816% (1)	$11,569	6.996% (1)

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

Summaries of our various credit and debt agreements, including our credit agreements and the indentures for our senior secured first lien and senior secured second lien notes, and the indenture for the secured fiber network revenue term notes are contained in our Annual Report on Form 10-K including agreements filed as exhibits thereto.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $169 million of letters of credit outstanding, we had $756 million of available borrowing capacity under the Revolving Facility as of March 31, 2025.

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

On March 18, 2025, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility which, among other things, (x) (i) lowers the margin over adjusted Term SOFR with respect to the Revolving Facility from 3.50% to 2.50% and (ii) lowers the margin over the alternative base rate with respect to the Revolving Facility from 2.50% to 1.50%, (y) revises the prepayment requirement with respect to the Term Facility to replace the $500 million prepayment exception for the funding of variable funding

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

notes with a $500 million prepayment exception for funding pursuant to a qualified securitization facility and (z) provides for an additional prepayment exception with respect to the Term Facility for up to $135 million, subject to certain requirements and limitations.

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

On March 18, 2025, Frontier Holdings entered into a further amendment to its existing credit agreement as described under “Revolving Facility” above.

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

Warehouse Facilities

On December 31, 2024 (the “Warehouse Effective Date”), Frontier Tampa Bay FL Fiber 1 LLC (the “Borrower”) and Frontier SPE FL Guarantor LLC, as guarantor (the “Warehouse Guarantor”), each a subsidiary of Frontier Communications Parent, Inc. (the “Parent”), entered into a credit agreement (the “Warehouse Credit Agreement”) with certain lenders that establishes and governs certain credit facilities (the “Warehouse Facilities”). The Warehouse Facilities include:

•A delayed draw term loan facility (the “DDTL Facility”) of $1.5 billion, less commitments reserved for letters of credit (the “Maximum DDTL Amount”) and borrowed amounts. The DDTL Facility is available from the Warehouse Effective Date until the earlier of the full draw of the Maximum DDTL Amount or the third anniversary of the Warehouse Effective Date (such earlier date, the “DDTL Commitment Expiration Date”). To draw amounts under the DDTL Facility, the Borrower must comply with a total leverage ratio of no more than 6.75:1.00 and a debt service coverage ratio of at least 2.00:1.00. Additionally, no defaults or other specified conditions may be continuing, and all conditions precedent for each extension of credit must be satisfied. The Borrower must repay all outstanding amounts under the DDTL Facility due on the fifth anniversary of the Warehouse Effective Date. The interest rate for the DDTL Facility is either, at the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

sole discretion of the Warehouse Borrower, for Base Rate Loans, (a) the highest of (i) the “U.S. Prime Lending Rate” published by the Wall Street Journal, (ii) the Federal Funds Effective Rate (as agreed to in good faith by the parties to the Warehouse Credit Agreement) plus 0.50%, and (iii) one-month Term SOFR plus 1.00% per annum, plus (b) 0.75%, with step-ups from and after the third anniversary, or, for SOFR Loans, Term SOFR plus 1.75%, with step-ups from and after the third anniversary. Optional prepayments are allowed without fees or penalties, subject to notice requirements. A portion of the DDTL Facility, up to $200 million, is reserved as a letter of credit sublimit.

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

Fiber Network Revenue Term Notes

On July 1, 2024, Frontier Issuer LLC (“Frontier Issuer”), a limited-purpose, bankruptcy remote, subsidiary of Frontier completed the issuance of $750 million aggregate principal amount of secured fiber network revenue term notes consisting of $530 million 6.19% Series 2024-1, Class A-2 term notes, $73 million 7.02% Series 2024-1, Class B term notes and $147 million 11.16% Series 2024-1, Class C term notes, each with an anticipated repayment term of seven years (collectively, the “Notes”). Collectively, the Notes have a weighted average yield of approximately 7.4%. The Notes are secured by certain of Frontier’s fiber assets and associated customer contracts in the North Texas area, in addition to those in the Dallas Metropolitan area contributed in the Series 2023-1 Notes offering. The assets of Frontier Issuer, AssetCo and the other securitization entities are available to satisfy only the obligations owed under the Fiber Term Notes and are not available to any other creditors of the Company or its affiliates. The Fiber Term Notes were issued pursuant to an indenture, dated as of August 8, 2023 (the “Base Indenture”), as supplemented by the Series 2023-1 Supplement thereto, dated as of August 8, 2023 (the “Series 2023-1 Supplement”), in each case entered into by and among the Issuer, Frontier Dallas TX Fiber 1 LLC (“AssetCo”) and Citibank, N.A. as the indenture trustee (the “Trustee”).

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

Secured Fiber Network Revenue Variable Funding Notes

On July 1, 2024, Frontier amended its Secured Fiber Network Revenue Variable Funding Notes, Series 2023-2, Class A-1, facility to reduce the available Variable Funding Notes commitment amount to $0, with the ability to increase the commitment amount up to $500 million in the future upon the satisfaction of certain conditions, and to extend the maturity date to June 2028.

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

During the three-month period ended March 31, 2025, we incurred $36 million in restructuring charges and other costs consisting of a minimal charge in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $27 million of severance and employee costs resulting from workforce reductions, and $9 million of costs associated with the Verizon merger and other restructuring activities.

During the three month period ended March 31, 2024, we incurred $34 million in restructuring charges and other costs consisting of $7 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $12 million of severance and employee costs resulting from workforce reductions, and $15 million of costs related to other restructuring activities.

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2025	$9
Severance expense	27
Other costs	9
Cash payments during the period	(22)
Balance at March 31, 2025	$23

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the three months ended March 31,
($ in millions)	2025	2024

Interest and dividend income	$9	$18
Pension benefit	6	12
OPEB costs	(1)	(1)
OPEB remeasurement gain (loss)	(8)	9
Pension remeasurement gain	44	74
All other, net	(1)	-
Total investment and other income, net	$49	$112

Investment and other income, net decreased by $63 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease was primarily attributable to a $9 million reduction in interest and dividend income, which reflected lower average cash and short-term investment balances during the current quarter. Additionally, as a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in a post-retirement remeasurement loss of $8 million, compared to a gain of $9 million in the prior-year quarter. These decreases were partially offset by a pension remeasurement gain of $44 million, which was lower than the $74 million gain recognized in the prior year quarter.

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(12) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, under which grants are made and awards remain outstanding: the 2024 Management Incentive Plan (the “2024 Incentive Plan”).  The plan was approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Available shares under the previous plan of 1,151,334 were rolled into the new 2024 plan for a total of 9,916,334 shares reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of March 31, 2025, there were 8,142,808 shares available to grant.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2025	2,058	$24.45	$71
Restricted stock units granted	811	$35.85	$29
Restricted stock units vested	(628)	$25.04	$(22)
Restricted stock units forfeited	(21)	$23.52
Balance at March 31, 2025	2,220	$28.46	$80

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2023, 2024 and 2025 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at March 31, 2025 was $54 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $8 million and $10 million for the three-month periods ended March 31, 2025, and 2024, respectively, has been recorded in connection with restricted stock.

Performance Stock Units

We currently have outstanding performance stock units (“PSU”) that were granted in 2023, 2024 and 2025. Under these awards, a target number of PSUs are granted to each participant with respect to a three-year performance period (“The Measurement Period”). For the 2025 PSU awards, for example, the Measurement Period is from January 1, 2025, through December 31, 2027.

The performance metrics under the 2025 PSU awards consist of (1) Adjusted Fiber EBITDA and (2) Fiber Revenue. Each performance metric is evenly weighted at 50% and the goals for both metrics have been fully set for the full Measurement Period.

The performance metrics under the 2024 PSU awards consist of (1) Adjusted Fiber EBITDA, (2) Fiber Revenue and (3) Relative Total Shareholder Return (“TSR”).  Relative TSR is based on our total return to stockholders over the Measurement Period relative to the S&P 400 Mid Cap Index. Each performance metric is weighted 33.3% and the goals for each of the three metrics have been fully set for the full Measurement Period.

The performance metrics under the 2022 and 2023 PSU awards are (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration with an overall relative TSR modifier. Each performance metric is weighted 33.3% and goals for each metric have been set for the full Measurement Period.

Achievement of the metrics for outstanding PSUs will be measured separately, and the number of awards earned will be determined based on actual performance relative to the targets of each performance metric. Achievement is measured on a cumulative basis for each performance metric individually at the end of the three-year Measurement Period with a TSR modifier for the 2023 plan. The payout of the 2023, 2024 and 2025 PSUs can range from 0% to a maximum award payout of 200% of the target units. The 2022 PSU awards paid out at 133.7% of target on February 28, 2025.

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

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2023, 2024 and 2025 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period.

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2025	1,552	$24.58
Target performance shares awarded, net	625	$35.45
Target performance shares vested or converted	(95)	$25.54
Balance at March 31, 2025	2,082	$27.80

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the three months ended March 31, 2025, and 2024, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $7 million, and $16 million, respectively, related to PSU awards.

Converted PSUs

In 2024, approximately 501,000 PSUs of our CFO’s 2023-2025 PSUs converted into performance-based restricted stock subject to identical performance and service vesting conditions. There was no impact to the historical accounting treatment for these PSUs.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was less than $1 million for both the three months ended March 31, 2025 and 2024.

Treatment of RSUs and PSUs under Merger Agreement

See Note 2 – Merger Agreement, for a discussion of the treatment of RSU and PSU awards under the Merger Agreement.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended March 31,
	2025	2024

Consolidated tax provision at federal statutory rate	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(5.8)	12.0
Federal tax refund adjustment	-	33.2
Tax reserve adjustment	(0.3)	(0.4)
Tax Credit	0.5	0.7
Share based payments	2.4	-
Sec.162(m) - nondeductible Executive Compensation	(1.6)	(2.7)
Transaction costs	(1.3)	-
All other, net	0.1	(0.1)
Effective tax rate	15.0%	63.7%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the first quarter of 2025, including the development of recent years of pre-tax book losses. The state tax rate includes state valuation allowances. On the basis of this evaluation, a valuation allowance of $364 million ($287 million net of federal benefit) was recorded as of March 31, 2025.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the three months ended March 31,
($ in millions and shares in thousands, except per share amounts)	2025	2024
Net loss used for basic and diluted earnings
per share:
Total basic net income (loss)
attributable to Frontier common shareholders	$(64)	$1
Effect of loss related to dilutive stock units	-	-
Total diluted net income (loss)
attributable to Frontier common shareholders	$(64)	$1

Basic earnings per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	249,830	246,301
Less: Weighted average unvested restricted stock awards	-	-
Total weighted average shares outstanding - basic	249,830	246,301

Basic net earnings (loss) per share
attributable to Frontier common shareholders	$(0.26)	$-

Diluted earnings per share:
Total weighted average shares outstanding - basic	249,830	246,301
Effect of dilutive performance stock awards	-	72
Effect of dilutive restricted stock awards	-	667
Total weighted average shares outstanding - diluted	249,830	247,040

Diluted net earnings (loss) per share
attributable to Frontier common shareholders	$(0.26)	$0.00

In calculating diluted net loss per common share, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For the three months ended March 31, 2025, RSUs of approximately 868,000 and PSUs of approximately 807,000 have been excluded.

In calculating diluted net income per common share for the three months ended March 31, 2025 and 2024, the effect of certain outstanding PSUs is included in the computation as their respective performance metrics have been satisfied as of March 31, 2025 and 2024, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(15) Comprehensive Income:

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity (deficit) and pension/postretirement benefit (OPEB) liabilities that, under GAAP, are excluded from net income.

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs

Balance at January 1, 2025 (1)	$77
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	(5)
Net current-period other comprehensive loss	(5)
Balance at March 31, 2025 (1)	$72

OPEB
($ in millions)	Costs

Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other
comprehensive loss to net income	(5)
Net current-period other comprehensive income	(5)
Balance at March 31, 2024 (1)	$91

(1)OPEB amounts are net of deferred tax balances of $23 million and $29 million as of January 1, 2025 and 2024, respectively,

and $21 million and $27 million as of March 31, 2025 and 2024, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)			Affected Line Item in
	For the three months ended		the Statement Where
Details about Accumulated Other	March 31,		Net Income (Loss)
Comprehensive Loss Components	2025	2024	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$6	$6	Income (loss) before income taxes
Tax impact	(1)	(1)	Income tax benefit
	$5	$5	Net income

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended March 31,
($ in millions)	2025	2024

Components of total pension benefit cost
Service cost	$11	$12
Interest cost on projected benefit obligation	32	30
Expected return on plan assets	(38)	(42)
Pension remeasurement gain	(44)	(74)
Net periodic pension (benefit) costs	(39)	(74)
Pension special termination benefit enhancements	-	6
Total pension (benefit) cost	$(39)	$(68)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of operations.

The value of our pension plan assets increased $42 million from $2,328 million at December 31, 2024 to $2,370 million at March 31, 2025. This increase primarily resulted from changes in the market value of investments of $53 million, net of plan expenses, and contributions of $29 million, offset by benefit payments to participants of $40 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $44 million for the three months ended March 31, 2025.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first three months of 2025, the Company recognized a minimal charge to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan, compared to a charge of $6 million as of March 31, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended March 31,
($ in millions)	2025	2024

Components of net periodic postretirement benefit cost
Service cost	$1	$1
Interest cost on projected benefit obligation	7	7
Amortization of prior service credit gain recognized	(6)	(6)
OPEB remeasurement (gain) loss	8	(9)
Net periodic postretirement (benefit) cost	10	(7)
OPEB special termination benefit enhancements	-	1
Total periodic postretirement (benefit) cost	$10	$(6)

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement loss of $8 million and three months ended March 31, 2025.

In the first quarter of 2025, the Company recognized a minimal charge to reflect the cost of OPEB special termination benefit enhancements related to a voluntary separation plan compared to a charge of $1 million as of March 31, 2024.

We capitalized $4 million and $4 million of pension and OPEB expense for the three months ended March 31, 2025 and 2024, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in each of Frontier’s state challenge programs and pre-application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

The requirements and funding under these programs are under review by the new administration and we anticipate changes. It is uncertain if these changes will limit or impact future federal disbursements, or if any such changes will impact the funding Frontier receives under federal programs, including USF, RDOF and other federal broadband grants including BEAD. We are closely tracking developments in this area. Significant decreases in available funding, or the imposition of significant requirements on the receipt of such funding, could have a material adverse effect on our business and results of operations.

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCCs RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim annual target milestones starting December 31, 2025. To the extent Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations.

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

As of March 31, 2025, we had total “Accounts payable and accrued liabilities” of $1.1 billion, of which $895 million is related to accounts payable. As of December 31, 2024, we had total “Accounts payable and accrued liabilities” of $1.0 billion, of which $758 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of March 31, 2025, we had less than $1 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. For the three months ended March 31, 2025 we made $16 million in vendor financing payments related to capital expenditures.

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

Interest expense – represents costs associated with the Company’s financing arrangements, including interest on debt.

Income taxes – reflects the Company’s provision for income taxes in accordance with applicable tax regulations.

	For the three months ended March 31,
($ in millions)	2025	2024

Revenue	$1,511	$1,462
Less:
Revenue generating departments	286	268
Operating departments	545	532
Support departments	159	184
Depreciation and amortization	445	388
Investment and other income	49	112
Interest expense	(200)	(199)
Income tax expense (benefit)	(11)	2
Net income (loss)	$(64)	$1

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, the proposed Merger with Verizon, our future operating and financial performance, our ability to implement our growth strategy, our ability to comply with the covenants in the agreements governing our indebtedness, our capital expenditures, and other matters. These statements are made based on management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•inflationary pressures on costs and potential disruptions in our supply chain, including the impact of trade tariffs or disputes, which could adversely impact our financial condition or results of operations and hinder our fiber expansion plans;

•our ability to effectively manage our operations, operating expenses, capital expenditures, debt service requirements and cash paid for income taxes and liquidity;

•the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

•the impact of laws and regulations relating to the handling of privacy, network security and data protection;

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

•our ability to dispose of certain assets or asset groups or to make acquisitions of certain assets on terms that are attractive to us, or at all;

•the effects of changes in the availability of and requirements of receiving federal and state universal service funding, grants or other subsidies to us and our competitors and our ability to obtain future subsidies;

•our ability to comply with the applicable CAF II and RDOF requirements and the risk of discontinuance of funding, penalties or obligations to return certain CAF II and RDOF funds;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Any of the foregoing events, or other events, could cause our results to vary from management’s forward-looking statements included in this report. You should consider these important factors, as well as the risks contained in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and other filings with the SEC, in evaluating any statement in this report or otherwise made by us or on our behalf.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering broadband services to approximately 3.2 million broadband customers, with approximately 12,700 employees, operating in 25 states as of March 31, 2025. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. As of March 31, 2025, we have passed over 8 million total locations with fiber. We prioritize our activities to locations that we believe will provide the highest investment returns. As we implement our fiber expansion plan, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the first quarter of 2025:

•We added approximately 321,000 fiber passings. As of March 31, 2025, we had approximately 8.1 million total locations passed with fiber.

•We added 107,000 fiber broadband customer net additions.

•We achieved over $600 million of cumulative run-rate cost savings as a result of our operational efficiency initiatives.

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

Our fiber build plans include significant expenditures which could be adversely impacted by supply chain delays, actual or perceived inflation, trade tariffs and disputes, tight labor markets, increased fuel and electricity costs, increased cost of borrowing, and other risks. In addition to higher costs, the availability of building materials and other supply chain risks, including any effects of announced tariffs and changes in U.S. trade policy, could negatively impact our ability to achieve the fiber build plans we are executing against.

Current uncertainties about increases in tariffs of imported products from certain countries may have an adverse effect on our Company. The U.S. government has recently imposed tariffs on most U.S. trading partners and raised U.S. tariff rates. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels of such tariffs and how other countries respond to the U.S. tariffs. While we are evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may increase our costs to build and make customer connections and repairs.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

We continue to closely monitor and evaluate the impact these and other factors may have on our business, including demand for our products and services, our ability to execute on our strategic priorities and our financial condition and results of operations.

Financial Overview – Operating Income

We reported operating income of $76 million and $90 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $14 million.

Operating income decreased primarily due to increased depreciation expense associated with the continued investment in our fiber network. Growth in fiber data and internet service revenue more than offset decreases in revenue from voice and video services, resulting in $49 million overall revenue growth as compared to the corresponding period in 2024.

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

The following section should be read in conjunction with the unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following charts present key customer metrics, disaggregation of revenue, and the results of operations of the consolidated company.

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three months ended March 31, 2025, as compared to the financial results for the three months ended March 31, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended,
(Customer and Employee Metrics in thousands)	March 31, 2025	December 31, 2024	March 31, 2024

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,352	2,249	1,963
Business and wholesale customers (1)	147	143	132
Consumer net customer additions	103	92	85
Consumer customer churn	1.20%	1.31%	1.24%
Consumer customer ARPU	$68.21	$65.98	$65.18
Copper Broadband
Consumer customers	571	612	771
Business and wholesale customers (1)	83	90	108
Consumer net customer losses	(41)	(54)	(51)
Consumer customer churn	2.06%	2.54%	1.93%
Consumer customer ARPU	$62.39	$62.12	$56.16

Consumer Customer Metrics
Customers	3,232	3,193	3,140
Net customer additions	39	17	11
ARPC	$84.40	$83.58	$83.65
Customer Churn	1.51%	1.68%	1.47%

Other Metrics
Employees	12,738	13,025	13,227

(1)	Business and Wholesale customers include our small, medium business, larger enterprise (SME) customers and wholesale subscribers.

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

For the three months ended March 31, 2025, we added approximately 103,000 consumer fiber broadband customers, compared to 85,000 net additions for the three months ended March 31, 2024. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions for the three months ended March 31, 2025.

For the three months ended March 31, 2025, we added approximately 4,000 business and wholesale fiber broadband customers compared to approximately 3,000 net additions for the three months ended March 31, 2024.

Our focus on expanding and improving our fiber network has contributed to improved customer retention. Our average monthly consumer fiber broadband churn was 1.20% for the three months ended March 31, 2025, compared to 1.24% for the three months ended March 31, 2024. This improvement was driven by increased focus on key customer touchpoints such as installation and first bill as well as inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $3.03, or 5%, to $68.21 for the three months ended March 31, 2025, compared to $65.18 the prior year period.

oThe increase in consumer ARPU for the three months ended March 31, 2025 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, and inflation-related price increases, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three months ended March 31, 2025, we lost approximately 41,000 consumer copper broadband customers compared to a loss of approximately 51,000 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, we lost approximately 7,000 business and wholesale copper broadband customers, compared to a loss of approximately 6,000 in the three months ended March 31, 2024.

Our average monthly consumer copper broadband churn was 2.06% for the three months ended March 31, 2025, compared to 1.93% in the three months ended March 31, 2024. The increase in consumer copper broadband churn was driven primarily by the impact of inflationary price increases.

Consumer Customers

Consumer customers increased 3% as of March 31, 2025, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 39,000 consumer customers for the three months ended March 31, 2025, compared to a gain of approximately 11,000 consumer customers for the three months ended March 31, 2024, driven by growth in fiber broadband customers, partially offset by losses in copper broadband, voice and video customers.

•For the three months ended March 31, 2025, we experienced a net gain of consumer broadband customers of approximately 62,000 as compared to a net gain of approximately 34,000 for the three months ended March 31, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•The average monthly consumer revenue per customer (“consumer ARPC”) increased $0.75, or 1%, to $84.40 for the three months ended March 31, 2025, compared to $83.65 in the prior year period. The increase for the three-month period was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services. We have de-emphasized the sale of low margin video products, which has historically been a material part of the overall ARPC.

Financial Results

	For the three months ended March 31,		%
($ in millions)	2025	2024	Change
Data and Internet services	$1,049	$947	11%
Voice services	290	321	(10)%
Video services	74	94	(21)%
Other	82	84	(2)%
Revenue from contracts with customers	1,495	1,446	3%
Subsidy and other revenue	16	16	-%
Revenue	1,511	1,462	3%

Operating expenses:
Cost of service	521	522	(0)%
Selling, general, and administrative expenses	433	428	1%
Depreciation and amortization	445	388	15%
Restructuring costs and other charges	36	34	6%
Total operating expenses	$1,435	$1,372	5%

Operating income	76	90	(16)%

Consumer	813	787	3%
Business and Wholesale	682	659	3%
Revenue from contracts with customers	$1,495	$1,446	3%

Fiber revenue	913	805	13%
Copper revenue	582	641	(9)%
Revenue from contracts with customers	$1,495	$1,446	3%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	March 31,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Fiber	$913	$805	$108	13%
Copper	582	641	(59)	(9)%
Revenue from contracts with customers (1)	1,495	1,446	49	3%
Subsidy revenue	16	16	-	-%
Total revenue	$1,511	$1,462	$49	3%

(1)Includes lease revenue of $13 million for both the three months ended March 31, 2025 and 2024, respectively.

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

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Consumer	$813	$787	$26	3%
Business and wholesale	682	659	23	3%
Revenue from contracts with customers (1)	1,495	1,446	49	3%
Subsidy and other revenue	16	16	-	-%
Total revenue	$1,511	$1,462	$49	3%

(1)Includes lease revenue of $13 million for both the three months ended March 31, 2025 and 2024, respectively.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management.

Consumer

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

•Consumer revenues were up 3% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oConsumer fiber broadband revenues increased 26% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increased consumer fiber broadband net customers additions due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•Consumer copper broadband revenues declined approximately 19% for the three months ended March 31, 2025 as compared to the prior year period. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper customer base and revenues.

Business and Wholesale

For the three months ended March 31, 2025, our business and wholesale revenues were up 3%, as compared to the prior year period. This increase was driven by increases in data and internet services, partially offset by decreases in voice services revenue, predominantly in business. The increase in data and internet services was due to unit price increases in network access services and the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Data and Internet services	$1,049	$947	$102	11%
Voice services	290	321	(31)	(10)%
Video services	74	94	(20)	(21)%
Other	82	84	(2)	(2)%
Revenue from contracts with customers (1)	1,495	1,446	49	3%
Subsidy and other revenue	16	16	-	-%
Total revenue	$1,511	$1,462	$49	3%

(1)Includes lease revenue of $13 million for both the three months ended March 31, 2025 and 2024, respectively.

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

Our fiber expansion strategy has positively impacted data and Internet services. Fiber network expansion provides faster, symmetrical broadband speeds and provides both customer and revenue growth opportunities for fiber broadband and network access products like ethernet. We believe this initiative will create opportunities for us to provide more fiber-based services to our customers.

($ in millions)	For the three months ended
Data and Internet services revenue, March 31, 2024	$947
Change in fiber broadband revenue	100
Change in copper broadband revenue	(26)
Change in other data and internet services	28
Data and Internet services revenue, March 31, 2025	$1,049

Data and internet services revenue increased $102 million, or 11%, to $1,049 million, for the three months ended March 31, 2025, as compared to the prior year period. The increase was driven by growth in fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

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

Voice services revenue declined $31 million, or 10%, to $290 million, for the three months ended March 31, 2025, as compared to the prior year period. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year period, all partially offset by higher voice services ARPU.

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

Video services revenue declined $20 million, or 21%, to $74 million, for the three months ended March 31, 2025, as compared to the prior year period. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year period.

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

Other customer services revenue decreased $2 million, or 2%, to $82 million, for the three months ended March 31, 2025, as compared to the prior year periods, driven by decreases in switched network access revenue and pole rentals, partially offset by higher customer contribution to construction.

Subsidy and other revenue

Subsidy and other revenue was $16 million for both the three months ended March 31, 2025 and 2024, respectively.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	March 31,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$521	$522	$(1)	(0)%
Selling, general, and administrative expenses	433	428	5	1%
Depreciation and amortization	445	388	57	15%
Restructuring costs and other charges	36	34	2	6%
Total operating expenses	$1,435	$1,372	$63	5%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service decreased $1 million for the three months ended March 31, 2025, as compared to the prior year period. The decrease in cost of service expense was driven by lower video content costs as a result of declines in video customers, non-renewal of certain content agreements, and decreased CPE costs. These decreases more than offset higher benefits costs and outside service rate increases resulting from higher inflation.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

SG&A expenses increased by $5 million for the three months ended March 31, 2025, as compared to the prior year period. This increase was primarily due to increases in marketing costs and third-party commissions, partially offset by lower compensation and benefit costs, and other fees.

Depreciation and Amortization

For the three months ended March 31, 2025 depreciation and amortization expenses increased $57 million, as compared to the prior year period. The increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three months ended March 31, 2025, restructuring costs and other charges increased $2 million, as compared to the three months ended March 31, 2024, primarily due to higher severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, costs associated with the Verizon merger and other restructuring activities.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended March 31,
($ in millions)	2025	2024

Total pension/OPEB expenses	$12	$13
Less: costs capitalized into capital expenditures	(4)	(4)
Net pension/OPEB expense	$8	$9

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended March 31,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)

Investment and other income, net	$49	$112	$(63)	(56)%
Interest expense	$(200)	$(199)	$(1)	1%
Income tax (benefit)	$(11)	$2	$(13)	(650)%

Investment and other income, net

Investment and other income, net decreased by $63 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This decrease was primarily attributable to a $9 million reduction in interest and dividend income, which reflected lower average cash and short-term investment balances during the current quarter. Additionally, as a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan and postretirement benefit plan obligations, resulting in a post-retirement remeasurement loss of $8 million, compared to a gain of $9 million in the prior-year quarter. These decreases were partially offset by a pension remeasurement gain of $44 million, which was lower than the $74 million gain recognized in the prior year quarter.

Interest expense

For the three months ended March 31, 2025, interest expense increased $1 million, as compared to the corresponding period in 2024. The increase in interest expense was primarily driven by a higher debt balance.

Income tax expense

During the three months ended March 31, 2025, we recorded an income tax benefit of $11 million, on pre-tax loss of $75 million. During the three months ended March 31, 2024, we recorded an income tax expense of $2 million on pre-tax loss of $3 million.

Our effective tax rates for the three months ended March 31, 2025, was 15.0% and for the three months ended March 31, 2024 was 63.7%. The effective tax rate fluctuates from year to year and from quarter to quarter largely based on the magnitude of the company’s recognized income or loss for the applicable period.

(b) Liquidity and Capital Resources

As of March 31, 2025, we had liquidity of approximately $2,529 million, comprised of $506 million of cash and cash equivalents, the available capacity on our delayed draw term loan facility of $1,267 million and available capacity on our undrawn revolving credit facility of $756 million.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Analysis of Cash Flows

As of March 31, 2025, we had cash and cash equivalents aggregating $506 million. For the three months ended March 31, 2025, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily capital expenditures.

As of March 31, 2025, we had a working capital deficit of $1,516 million compared to a working capital deficit of $1,029 million at December 31, 2024. The primary drivers for the increase to the working capital deficit at March 31, 2025 were a decrease of $244 million in cash and cash equivalents, an increase in other current liabilities of $171 million, an increase in accounts payable of $86 million, and an increase of $65 million in accrued interest, partially offset by an increase in accounts receivable of $37 million and an increase in income taxes and other current assets of $39 million, as compared to the period ended December 31, 2024.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities increased $184 million to $519 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The overall increase in operating cash flows was primarily the result of changes in depreciation and amortization and accounts payable and other liabilities offset by a decrease in profit.

No tax refunds were received during the three months ended March 31, 2025, compared to $13 million in tax refunds received during the three months ended March 31, 2024.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $756 million for the three months ended March 31, 2025, compared to cash flows provided from investing activities of $186 million for the prior year period. The decrease was driven by $91 million in higher capital expenditures in the current year period and the non-recurrence of $850 million in sales of short-term investments in the prior year period as compared to the current year period.

Capital Expenditures

For the three months ended March 31, 2025 and 2024, our capital expenditures were $757 million and $666 million, respectively. The increase in capital expenditures is the result of having less available pre-work and materials on hand in 2025 when compared to the prior year period.

Cash Flows used by Financing Activities

Cash flows provided from financing activities increased $468 million to $45 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024. The increase in financing activities was primarily driven by the increase in net proceeds from long-term debt borrowings and a decrease in vendor financing payments in 2025.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $1,500 million DDTL Facility and $925 million Revolving Facility (as reduced by $169 million of revolver Letters of Credit and as reduced by $133 million of DDTL Facility letters of credit). As of March 31, 2025, there was $1,267 million of undrawn capacity under our DDTL Facility.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of March 31, 2025 and December 31, 2024 we had less than $1 million and $16 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the three months ended March 31, 2025 were $757 million, and when including $16 million cash paid for vendor financing, capital investment was $773 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of March 31, 2025, that our operating cash flows and existing cash balances will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

On March 18, 2025, Frontier Holdings entered into a further amendment to its existing credit agreement that governs its Revolving Facility which, among other things, (x) (i) lowers the margin over adjusted Term SOFR with respect to the Revolving Facility from 3.50% to 2.50% and (ii) lowers the margin over the alternative base rate with respect to the Revolving Facility from 2.50% to 1.50%, (y) revises the prepayment requirement with respect to the Term Facility to replace the $500 million prepayment exception for the funding of variable funding notes with a $500 million prepayment exception for funding pursuant to a qualified securitization facility and (z) provides for an additional prepayment exception with respect to the Term Facility for up to $135 million, subject to certain requirements and limitations.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

things, extended the maturity date of $1.025 billion of the Term Loan to July 1, 2031 and eliminated the credit spread adjustment previously applicable to the Term Loan.

On March 18, 2025, Frontier Holdings entered into a further amendment to its existing credit agreement as described under “Revolving Facility” above.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

As of March 31, 2025, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

Warehouse Facilities

The Warehouse Credit Agreement includes covenants and restrictions customary for transactions of this type. The DDTL Facility contains a financial covenant which provides that the subsidiary borrower must comply with a total leverage ratio of no more than 6.75:1.00 and a debt service coverage ratio of at least 2.00:1.00, in addition to other customary conditions.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial statements.

Future Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations meeting certain annual milestones starting in December 31, 2025 through December 31, 2028. To the extent that Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in each of Frontier’s state challenge programs and pre-application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

The requirements and funding under these programs are under review by the new administration and we anticipate changes. It is uncertain if these changes will limit or impact federal disbursements, or if any such changes will impact the funding Frontier receives under federal programs, including USF, RDOF and other federal broadband grants including BEAD. We are closely tracking developments in this area. Significant decreases in available funding, or the imposition of significant requirements on the receipt of such funding, could have a material adverse effect on our business and results of operations.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

For additional information regarding FASB Accounting Standards Updates (‘‘ASUs”) that have been issued but not yet adopted and that may impact the Company, refer to Note 3 – ‘‘Recent Accounting Pronouncements’’ to the Consolidated Financial Statements included in Part I of this report for additional information related to recent accounting literature.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of March 31, 2025, 90% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at March 31, 2025. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only the $1.0 billion term loan facility and the $100 million drawn on our $1.5 billion DDTL facility has a floating rate at March 31, 2025. The annual impact of a 100 basis points increase in the SOFR would result in approximately $11 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At March 31, 2025, the fair value of our debt was estimated to be approximately $11.8 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.816% and our overall weighted average maturity was approximately 4.3 years.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.60%. As of March 31, 2025, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2024, our discount rate utilized in calculating our benefit plan obligation was 5.70%. As of March 31, 2025, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of March 31, 2025 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $42 million from $2,328 million at December 31, 2024 to $2,370 million at March 31, 2025. This increase primarily resulted from changes in the market value of investments of $53 million, net of plan expenses, and contributions of $29 million, offset by benefit payments to participants of $40 million.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, March 31, 2025, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first three months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

(c) During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
	Exhibit Number	Description
10.1

Amendment No. 8 to Amended and Restated Credit Agreement, dated as of January 14, 2025, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the lenders party thereto (filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on January 14, 2025.)

10.2

Amendment No. 9 to Amended and Restated Credit Agreement, dated as of March 18, 2025, by and among Frontier Communications Holdings, LLC, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Goldman Sachs Bank USA, as revolver agent, and the additional lenders party thereto (in such capacities indicated therein)(filed as Exhibit 10.1 to Frontier’s Current Report on Form 8-K filed on March 20, 2025).

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: April 29, 2025