Form 10-Q
period 2025-06-30
Frontier Communications Parent, Inc.
filed 2025-07-29
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2025 was 250,314,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$412	$750
Accounts receivable, less allowances of $67 and $66, respectively	430	379
Prepaid expenses	82	67
Income taxes and other current assets	101	64
Total current assets	1,025	1,260

Property, plant and equipment, net	16,785	15,678
Other intangibles, net	3,104	3,264
Other assets	351	412
Total assets	$21,265	$20,614

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10	$10
Accounts payable and accrued liabilities	1,196	1,033
Advanced billings	191	180
Accrued other taxes	111	124
Accrued interest	137	128
Pension and other postretirement benefits	39	39
Other current liabilities	1,186	775
Total current liabilities	2,870	2,289

Deferred income taxes	576	609
Pension and other postretirement benefits	502	591
Other liabilities	696	633
Long-term debt	11,860	11,551
Total liabilities	16,504	15,673

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 250,299 and 249,695 shares issued and outstanding at June 30, 2025 and
December 31, 2024, respectively)	3	3
Additional paid-in capital	4,315	4,299
Retained earnings	375	562
Accumulated other comprehensive income, net of tax	68	77
Total equity	4,761	4,941
Total liabilities and equity	$21,265	$20,614

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$1,539	$1,480	$3,050	$2,942

Operating expenses:
Cost of service	532	516	1,053	1,038
Selling, general, and administrative expenses	490	449	923	877
Depreciation and amortization	457	398	902	786
Restructuring costs and other charges	16	26	52	60
Total operating expenses	1,495	1,389	2,930	2,761

Operating income	44	91	120	181

Investment and other income (loss), net (See Note 11)	14	(24)	63	88
Interest expense	(197)	(199)	(397)	(398)

Loss before income taxes	(139)	(132)	(214)	(129)
Income tax benefit	(16)	(9)	(27)	(7)

Net loss	$(123)	$(123)	$(187)	$(122)

Basic net loss per share
attributable to Frontier common shareholders	$(0.49)	$(0.49)	$(0.75)	$(0.49)

Diluted net loss per share
attributable to Frontier common shareholders	$(0.49)	$(0.49)	$(0.75)	$(0.49)

Total weighted average shares outstanding - basic	250,259	248,754	250,019	247,382

Total weighted average shares outstanding - diluted	250,259	248,754	250,019	247,382

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in millions)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(123)	$(123)	$(187)	$(122)
Other comprehensive loss, net of tax	(4)	(4)	(9)	(9)

Comprehensive loss	$(127)	$(127)	$(196)	$(131)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the six months ended June 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2025	249,695	$3	$4,299	$562	$77	$4,941
Stock plans, net	531	-	5	-	-	5
Net loss	-	-	-	(64)	-	(64)
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2025	250,226	$3	$4,304	$498	$72	$4,877
Stock plans, net	73	-	11	-	-	11
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2025	250,299	$3	$4,315	$375	$68	$4,761

	For the six months ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259
Stock plans, net	415	-	5	-	-	5
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2024	248,962	$2	$4,286	$762	$87	$5,137

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the six months ended June 30,
	2025	2024

Cash flows provided from (used by) operating activities:
Net loss	$(187)	$(122)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	902	786
Pension / OPEB special termination benefit enhancements	-	10
Stock-based compensation expense	28	37
Amortization of premium	(11)	(10)
Bad debt expense	21	20
Other adjustments	10	7
Deferred income taxes	(30)	(10)
Change in accounts receivable	(72)	(8)
Change in long-term pension and other postretirement liabilities	(102)	(118)
Change in accounts payable and other liabilities	446	76
Change in prepaid expenses, income taxes, and other assets	(9)	41
Net cash provided from operating activities	996	709

Cash flows provided from (used by) investing activities:
Capital expenditures	(1,602)	(1,292)
Sale of short-term investments	-	1,075
Proceeds on sale of assets	3	4
Other	2	6
Net cash used by investing activities	(1,597)	(207)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(3)	(7)
Net proceeds from long-term debt borrowings	330	-
Payments of vendor financing	(16)	(415)
Financing costs paid	(17)	-
Finance lease obligation payments	(21)	(15)
Taxes paid on behalf of employees for shares withheld	(11)	(49)
Other	(8)	(9)
Net cash provided from (used by) financing activities	254	(495)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(347)	7
Cash, cash equivalents, and restricted cash at January 1,	911	1,239
Cash, cash equivalents, and restricted cash at June 30,	$564	$1,246

Supplemental cash flow information:
Cash paid during the period for:
Interest	$406	$412
Income tax payments (refund), net	$2	$(9)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.2 million broadband subscribers and approximately 12,800 employees, operating in 25 states as of June 30, 2025. We were incorporated in 1935, originally under the name of Citizens Utilities Company. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended June 30, 2025, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

c) Going Concern:

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (ASU 2014-15)”, and ASC 205, “Presentation of Financial Statements”, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations. In its evaluation of this report, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.

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

At June 30, 2025 and December 31, 2024, the Company had $152 million and $161 million, respectively, in restricted cash on our consolidated balance sheet. Pursuant to the terms of the Company’s secured fiber network revenue term notes, and secured fiber network revenue variable funding note facility, as described in Note 9, restricted cash is held in securitization escrow accounts. As of June 30, 2025 and December 31, 2024, approximately $93 million and $56 million, respectively, is current restricted cash held for the purpose of paying interest and certain fees. This current restricted cash is included within the line item “Income taxes and other current assets” on our consolidated balance sheet. In addition, as of June 30, 2025 and December 31, 2024, we had approximately $59 million and $105 million, respectively, in noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount. This non-current restricted cash is included within the line item “other  assets” on our consolidated balance sheet.

e) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we may invest cash into short-term investments to improve interest income while preserving funding flexibility.

As of June 30, 2025 and December 31, 2024, the Company had no short-term investments.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated. As of June 30, 2025 and December 31, 2024, this balance was approximately $55 million and $57 million, respectively, and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 9 for further details.

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

On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The Fifth Circuit subsequently stayed the decision to allow the FCC to file a petition with the U.S. Supreme Court seeking review. The stay allowed for the continued collection of USF contributions while the Supreme Court considered the case. On June 27, 2025 the Supreme Court issued its opinion and upheld the legality of the current USF framework.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the holders of a majority of the voting power represented by the outstanding shares of Company Common Stock entitled to vote thereon (the “Company Stockholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain required consents or approvals from the FCC and certain specified state regulatory authorities; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement. The transaction is not subject to a financing condition. The Company Stockholder approval was obtained on November 13, 2024, and the applicable HSR waiting period expired on February 14, 2025. The FCC approved the transaction on May 16, 2025. Subject to such remaining conditions, the Company expects to consummate the merger by the first quarter of 2026.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category.

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Data and Internet services	$1,085	$983	$2,134	$1,930
Voice services	282	312	572	633
Video services	68	88	142	182
Other	87	83	169	167
Revenue from contracts with customers (1)	1,522	1,466	3,017	2,912
Subsidy and other revenue	17	14	33	30
Total revenue	$1,539	$1,480	$3,050	$2,942

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Consumer	$825	$789	$1,638	$1,576
Business and wholesale	697	677	1,379	1,336
Revenue from contracts with customers (1)	1,522	1,466	3,017	2,912
Subsidy and other revenue	17	14	33	30
Total revenue	$1,539	$1,480	$3,050	$2,942

(1)Includes lease revenue of $13 million and $26 million for the three and six months ended June 30, 2025 and $14 million and $27 million for the three and six months ended June 30, 2024, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2024	$34	$14
Revenue recognized included in opening contract balance	(23)	(10)
Credits granted, excluding amounts recognized as revenue	24	6
Reclassified between current and noncurrent	(2)	2
Balance at June 30, 2025	$33	$12

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$16
Revenue recognized included in opening contract balance	(16)	(9)
Credits granted, excluding amounts recognized as revenue	16	8
Reclassified between current and noncurrent	-	-
Balance at June 30, 2024	$33	$15

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2025 (remaining six months)	$643
2026	130
2027	137
2028	83
2029	64
Thereafter	90
Total	$1,147

(5) Accounts Receivable:

The components of accounts receivable, net at June 30, 2025 and December 31, 2024 are as follows:

($ in millions)	June 30, 2025	December 31, 2024
Retail and Wholesale	$446	$388
Other	51	57
Less: Allowance for doubtful accounts	(67)	(66)
Accounts receivable, net	$430	$379

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

The provision for bad debts was $21 million and $20 million for the six months ended June 30, 2025 and 2024, respectively.

Approximately $858 million and $440 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the three months ended June 30, 2025 was as follows:

($ in millions)
Balance at December 31, 2024	$66
Provision for bad debt	21
Amounts charged to revenue	8
Write offs charged against the allowance	(28)
Balance at June 30, 2025	$67

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Property, Plant and Equipment:

Property, plant and equipment, net at June 30, 2025 and December 31, 2024 are as follows:

($ in millions)	June 30, 2025	December 31, 2024
Property, plant and equipment	$21,151	$19,318
Less: Accumulated depreciation	(4,366)	(3,640)
Property, plant and equipment, net	$16,785	$15,678

As of June 30, 2025, our materials and supplies were $374 million, as compared to $431 million as of December 31, 2024. Components of this include fiber, network electronics, and customer premises equipment.

Beginning in the second half of 2023, Frontier negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. During the six months ended June 30, 2025, our capital expenditures were $1,602 million.  During the six months ended June 30, 2025, our vendor financing payments were $16 million. As of June 30, 2025, there was $732 million, $13 million, and $45 million in “Accounts payable and accrued liabilities”, “Other current liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures. As of June 30, 2025 the company had no outstanding vendor financing payables associated with capital expenditures. For the six months ended June 30, 2025, we had capitalized interest of $31 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Depreciation expense	$376	$317	$741	$625

(7) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of June 30, 2025, and 2024.

The balances of these assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(303)	$497	$800	$(267)	$533
Customer Relationships - Wholesale	3,491	(909)	2,582	3,491	(800)	2,691
Trademarks & Tradenames	150	(125)	25	150	(110)	40
Total other intangibles	$4,441	$(1,337)	$3,104	$4,441	$(1,177)	$3,264

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Amortization expense	$81	$81	$161	$161

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at June 30, 2025 and December 31, 2024. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	June 30, 2025		December 31, 2024

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$11,896	$12,123	$11,569	$11,749

(

(9) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the six months ended June 30, 2025
		Principal
	January 1,	Payments	New	June 30,
($ in millions)	2025	and Retirements	Borrowings	2025

Secured debt issued by Frontier	$8,436	$(3)	$-	$8,433
Secured debt issued by subsidiaries	2,383	-	330	2,713
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,569	$(3)	$330	$11,896

Less: Debt issuance costs	(89)			(96)
Less: Current portion	(10)			(10)
Less: Debt premium / (discount)	(44)			(38)
Plus: Unamortized fair value adjustments (1)	125			108
Total Long-term debt	$11,551			$11,860

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025		December 31, 2024
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 7/1/2031	$1,020	6.792% (Variable)	$1,023	8.763% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,433		8,436

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 revenue term notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 revenue term notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 revenue term notes Class C due 7/20/2028	312	11.500%	312	11.500%
Series 2024-1 revenue term notes Class A-2 due 5/20/2031	530	6.190%	530	6.190%
Series 2024-1 revenue term notes Class B due 5/30/2031	73	7.020%	73	7.020%
Series 2024-1 revenue term notes Class C due 5/20/2031	147	11.160%	147	11.160%
DDTL Facility due 12/31/2029	330	6.069% (Variable)	-	-
Total secured debt issued by subsidiaries	2,713		2,383

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$11,896	6.801% (1)	$11,569	6.996% (1)

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Credit Facilities and Term Loans

Revolving Facility

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $167 million of letters of credit outstanding, we had $758 million of available borrowing capacity under the Revolving Facility as of June 30, 2025.

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

(10) Restructuring and Other Charges:

Restructuring and other charges consists of severance and employee costs related to workforce reductions and costs associated with the Verizon merger and other restructuring activities.

During the six-month period ended June 30, 2025, we incurred $52 million in restructuring charges and other costs consisting of a minimal charge in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $31 million of severance and employee costs resulting from workforce reductions, and $21 million primarily related to consulting and legal costs due to the Verizon merger and other restructuring activities.

During the six month period ended June 30, 2024, we incurred $60 million in restructuring charges and other costs consisting of $10 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $18 million of severance and employee costs resulting from workforce reductions, and $32 million of costs related to other restructuring activities.

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2025	$9
Severance expense	31
Other costs	21
Cash payments during the period	(59)
Balance at June 30, 2025	$2

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Investment and Other Income, Net:

The components of investment and other income, net are as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Interest and dividend income	$7	$20	$16	$38
Pension benefit	6	9	12	21
OPEB costs	(1)	(1)	(2)	(2)
OPEB remeasurement gain (loss)	-	18	(8)	27
Pension remeasurement gain (loss)	-	(72)	44	2
All other, net	2	2	1	2
Total investment and other income (loss), net	$14	$(24)	$63	$88

Investment and other income, net increased by $38 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to a $72 million pension remeasurement loss during the three months ended June 30, 2024, partially offset by post-retirement remeasurement gain of $18 million in the prior-year quarter and a $13 million reduction in interest and dividend income, which reflected lower average cash and short-term investment balances during the current quarter.

Investment and other income, net decreased by $25 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This decrease was primarily attributable to a $35 million reduction in post-retirement remeasurement gain, a $22 million reduction in interest and dividend income, and a $9 million reduction in pension benefit, partially offset by a $42 million increase in pension remeasurement gain.

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(12) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, under which grants are made and awards remain outstanding: the 2024 Management Incentive Plan (the “2024 Incentive Plan”).  The plan was approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Available shares under the previous plan of 1,151,334 were rolled into the new 2024 plan for a total of 9,916,334 shares reserved for issuance. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of June 30, 2025, there were 8,336,901 shares available to grant.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Restricted Stock Units

The following summary presents information regarding unvested restricted stock under the 2024 Incentive Plan:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2025	2,058	$24.45	$71
Restricted stock units granted	859	$35.88	$31
Restricted stock units vested	(720)	$24.99	$(26)
Restricted stock units forfeited	(56)	$25.19
Balance at June 30, 2025	2,141	$28.84	$78

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2023, 2024 and 2025 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at June 30, 2025 was $49 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $16 million and $18 million for the six-month periods ended June 30, 2025, and 2024, respectively, has been recorded in connection with restricted stock.

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

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under the 2024 Incentive Plan:

f
		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2025	1,552	$24.58
Target performance shares awarded, net	625	$35.45
Target performance shares vested or converted	(95)	$25.54
Target performance shares forfeited	(104)	$25.58
Balance at June 30, 2025	1,978	$27.91

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the six months ended June 30, 2025, and 2024, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $12 million, and $18 million, respectively, related to PSU awards.

Converted PSUs

In 2024, approximately 501,000 PSUs of our CFO’s 2023-2025 PSUs converted into performance-based restricted stock subject to identical performance and service vesting conditions. There was no impact to the historical accounting treatment for these PSUs.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was less than $1 million for both the six months ended June 30, 2025 and 2024.

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

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(13) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(7.6)	(9.9)	(7.0)	(10.5)
Federal tax refund adjustment	-	-	-	(0.8)
Sec. 162(f) - nondeductible penalties	(0.3)	-	(0.2)	-
Tax reserve adjustment	(0.3)	(0.4)	(0.3)	(0.4)
Tax Credit	0.6	0.7	0.6	0.7
Share based payments	0.2	-	1.0	-
Sec.162(m) - nondeductible Executive Compensation	(1.9)	(2.8)	(1.8)	(2.8)
Split Life Insurance Settlement	-	(1.8)	-	(1.9)
Transaction costs	0.2	-	(0.3)	-
All other, net	(0.3)	(0.1)	(0.2)	-
Effective tax rate	11.6%	6.7%	12.8%	5.3%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the second quarter of 2025, including the development of recent years of pre-tax book losses. The state tax rate includes state valuation allowances. On the basis of this evaluation, a valuation allowance of $374 million ($295 million net of federal benefit) was recorded as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law—legislation that makes many of the 2017 Tax Cuts and Jobs Act (“TCJA”) provisions permanent. The company will be evaluating the effects of the bill and will be reporting the effects of the bill in the third quarter.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(14) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net loss used for basic and diluted earnings
per share:
Total basic net loss
attributable to Frontier common shareholders	$(123)	$(123)	$(187)	$(122)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(123)	$(123)	$(187)	$(122)

Basic earnings per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	250,259	248,754	250,019	247,382
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	250,259	248,754	250,019	247,382

Basic net loss per share
attributable to Frontier common shareholders	$(0.49)	$(0.49)	$(0.75)	$(0.49)

Diluted earnings per share:
Total weighted average shares outstanding - basic	250,259	248,754	250,019	247,382
Effect of dilutive performance stock awards	-	-	-	-
Effect of dilutive restricted stock awards	-	-	-	-
Total weighted average shares outstanding - diluted	250,259	248,754	250,019	247,382

Diluted net loss per share
attributable to Frontier common shareholders	$(0.49)	$(0.49)	$(0.75)	$(0.49)

In calculating diluted net loss per common share, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For the three and six months ended June 30, 2025, RSUs of approximately 1,043,000 and 981,000, respectively, and PSUs of approximately 898,000 and 763,000 have been excluded.

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

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs

Balance at January 1, 2025 (1)	$77
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	(9)
Net current-period other comprehensive loss	(9)
Balance at June 30, 2025 (1)	$68

OPEB
($ in millions)	Costs

Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other
comprehensive loss to net income	(10)
Net current-period other comprehensive income	(9)
Balance at June 30, 2024 (1)	$87

(1)OPEB amounts are net of deferred tax balances of $23 million and $29 million as of January 1, 2025 and 2024, respectively, and $19 million and $26 million as of June 30, 2025 and 2024, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the six months ended		the Statement Where
Details about Accumulated Other	June 30,		June 30,		Net Income (Loss)
Comprehensive Loss Components	2025	2024	2025	2024	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$6	$7	$12	$13	Income (loss) before income taxes
Tax impact	(2)	(2)	(3)	(3)	Income tax benefit
	$4	$5	$9	$10	Net income

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

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Components of total pension benefit cost
Service cost	$11	$11	$22	$23
Interest cost on projected benefit obligation	32	33	64	63
Expected return on plan assets	(38)	(42)	(76)	(84)
Pension remeasurement gain	-	72	(44)	(2)
Net periodic pension (benefit) costs	5	74	(34)	-
Pension special termination benefit enhancements	-	4	-	10
Total pension (benefit) cost	$5	$78	$(34)	$10

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of operations.

The value of our pension plan assets increased $99 million from $2,328 million at December 31, 2024 to $2,427 million at June 30, 2025. This increase primarily resulted from changes in the market value of investments of $119 million, net of plan expenses, and contributions of $62 million, offset by benefit payments to participants of $82 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $44 million for the six months ended June 30, 2025.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first half of 2025, the Company recognized a minimal charge to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan, compared to a charge of $10 million as of June 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Components of net periodic postretirement benefit cost
Service cost	$1	$2	$2	$3
Interest cost on projected benefit obligation	7	8	14	15
Amortization of prior service credit gain recognized	(6)	(7)	(12)	(13)
OPEB remeasurement (gain) loss	-	(18)	8	(27)
Total periodic postretirement (benefit) cost	$2	$(15)	$12	$(22)

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement loss of $0 million and $8 million for the three and six months ended June 30, 2025.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement gain of $18 million and $27 million for the three and six months ended June 30, 2024, respectively.

We capitalized $8 million and $8 million of pension and OPEB expense for the six months ended June 30, 2025 and 2024, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

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

During the second quarter of 2025, Frontier accrued an incremental $66 million for legal disputes and settlements, primarily relating to the settlement of certain intellectual property disputes and pole attachment matters.

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

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in each of Frontier’s state challenge programs and pre-application and application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On June 6, 2025, NTIA issued a BEAD Restructuring Policy Notice to modify and replace certain requirements outlined in the BEAD Notice of Funding Opportunity. The Policy Notice rescinded all preliminary and provision subgrantee award selections and requires states to run at least one Benefit of the Bargain application round, in which minimal BEAD program outlay is the principal selection criteria. NTIA prohibited states from awarding additional points for 100% fiber projects but permitted them to prioritize “priority broadband projects” as that term is defined in the Infrastructure Investment and Jobs Act. The NTIA’s changes did not reduce the amount of funding allocated to each state for broadband infrastructure but eliminated certain potentially costly obligations associated with accepting BEAD awards, including middle-class affordability and low-cost offer pricing standards, open access, and climate change requirements, among others. It is uncertain if these changes will limit or impact Frontier’s participation in the BEAD program or its success in securing BEAD awards. We are closely tracking developments in this area, and additional revision to the program could have a material adverse effect on the BEAD program, any funding we receive and the costs of completing BEAD award projects.

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

In October 2013, the California Attorney General’s Office notified certain Verizon companies, including one of the subsidiaries that we acquired in the CTF transaction, of potential violations of California state hazardous waste statutes primarily arising from the disposal of electronic components, batteries, and aerosol cans at certain California facilities. We have reached a settlement with the California Attorney General’s Office, which was approved by the court and paid by the Company in the second quarter 2025.

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

On July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit held that certain delegations of authority in the USF contribution system are unconstitutional. The court remanded the case to the FCC. The Fifth Circuit subsequently stayed the decision to allow the FCC to file a petition with the U.S. Supreme Court seeking review. The stay allowed for the continued collection of USF contributions while the Supreme Court considered the case. On June 27, 2025 the Supreme Court issued its opinion and upheld the legality of the current USF framework.

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

As of June 30, 2025, we had total “Accounts payable and accrued liabilities” of $1.2 billion, of which $968 million is related to accounts payable. As of December 31, 2024, we had total “Accounts payable and accrued liabilities” of $1.0 billion, of which $758 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of June 30, 2025, we had $0 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. For the six months ended June 30, 2025 we made $16 million in vendor financing payments related to capital expenditures.

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

Investment and other income (loss) – includes interest income on cash and cash equivalents, realized and unrealized gains or losses on investments and other miscellaneous income or expenses.

Interest expense – represents costs associated with the Company’s financing arrangements, including interest on debt.

Income taxes – reflects the Company’s provision for income taxes in accordance with applicable tax regulations.

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Revenue	$1,539	$1,480	$3,050	$2,942
Less:
Revenue generating departments	289	267	575	535
Operating departments	528	525	1,073	1,057
Support departments	221	199	380	383
Depreciation and amortization	457	398	902	786
Investment and other income (loss)	14	(24)	63	88
Interest expense	(197)	(199)	(397)	(398)
Income tax benefit	(16)	(9)	(27)	(7)
Net loss	$(123)	$(123)	$(187)	$(122)

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

•the possibility that the various conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering broadband services to approximately 3.2 million broadband customers, with approximately 12,800 employees, operating in 25 states as of June 30, 2025. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. As of June 30, 2025, we have passed approximately 8.5 million total locations with fiber. We prioritize our activities to locations that we believe will provide the highest investment returns. As we implement our fiber expansion plan, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the second quarter of 2025:

•We added approximately 334,000 fiber passings. As of June 30, 2025, we had approximately 8.5 million total locations passed with fiber.

•We added 126,000 fiber broadband customer net additions.

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

Financial Overview – Operating Income

We reported operating income of $44 million and $91 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $47 million.

We reported operating income of $120 million and $181 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $61 million.

Operating income decreased primarily due to increased depreciation expense associated with the continued investment in our fiber network. Growth in fiber data and internet service revenue more than offset decreases in revenue from voice and video services, resulting in $59 million and $108 million overall revenue growth during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and six months ended June 30, 2025, as compared to the financial results for the three and six months ended June 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended,
(Customer and Employee Metrics in thousands)	June 30, 2025	June 30, 2024

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,472	2,053
Business and wholesale customers (1)	153	134
Consumer net customer additions	120	90
Consumer customer churn	1.29%	1.40%
Consumer customer ARPU	$68.54	$65.32
Copper Broadband
Consumer customers	526	721
Business and wholesale customers (1)	76	102
Consumer net customer losses	(45)	(50)
Consumer customer churn	2.26%	2.02%
Consumer customer ARPU	$65.11	$58.26

Consumer Customer Metrics
Customers	3,283	3,154
Net customer additions	51	14
ARPC	$84.43	$83.57
Customer Churn	1.61%	1.65%

Other Metrics
Employees	12,765	12,960

		For the six months ended June 30,
	(Customer and Employee Metrics in thousands)	June 30, 2025	June 30, 2024

	Broadband Customer Metrics
	Fiber Broadband
	Consumer net customer additions	223	175
	Consumer customer churn	1.25%	1.32%
	Consumer customer ARPU	$68.40	$65.39
	Copper Broadband
	Consumer net customer losses	(86)	(101)
	Consumer customer churn	2.16%	1.98%
	Consumer customer ARPU	$63.78	$57.20

	Consumer Customer Metrics
	Net customer additions (losses)	90	25
	ARPC	$84.44	$83.69
	Customer Churn	1.56%	1.56%

(1)	Business and Wholesale customers include our small, medium business, larger enterprise (SME) customers and wholesale subscribers.

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

For the three and six months ended June 30, 2025, we added approximately 120,000 and 223,000 consumer fiber broadband customers, compared to 90,000 and 175,000 net additions for the three and six months ended June 30, 2024, respectively. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025, we added approximately 6,000 and 10,000 business and wholesale fiber broadband customers compared to approximately 2,000 and 5,000 net additions for the three and six months ended June 30, 2024, respectively.

Our focus on expanding and improving our fiber network has contributed to improved customer retention. Our average monthly consumer fiber broadband churn was 1.29% and 1.25% for the three and six months ended June 30, 2025, compared to 1.40% and 1.32% for the three and six months ended June 30, 2024 respectively. This improvement was driven by increased focus on key customer touchpoints such as installation and first bill as well as inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $3.22, or 5%, to $68.54 and $3.01, or 5%, to $68.40 for the three and six months ended June 30, 2025, respectively, compared to the prior year periods.

oThe increase in consumer ARPU for the three and six months ended June 30, 2025 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, and inflation-related price increases, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three and six months ended June 30, 2025, we lost approximately 45,000 and 86,000 consumer copper broadband customers compared to a loss of approximately 50,000 and 101,000 for the three and six months ended June 30, 2024, respectively.

For the three and six months ended June 30, 2025, we lost approximately 7,000 and 14,000 business and wholesale copper broadband customers, compared to a loss of approximately 6,000 and 12,000 in the three and six months ended June 30, 2024, respectively.

Our average monthly consumer copper broadband churn was 2.26% and 2.16% for the three and six months ended June 30, 2025, compared to 2.02% and 1.98% for the three and six months ended June 30, 2024, respectively. The increase in consumer copper broadband churn was driven primarily by the impact of inflationary price increases.

Consumer Customers

Consumer customers increased 4% as of June 30, 2025, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 51,000 and 90,000 consumer customers for the three and six months ended June 30, 2025, compared to a gain of approximately 14,000 and 25,000 consumer customers for the three and six months ended June 30, 2024, respectively, driven by growth in fiber broadband customers, partially offset by losses in copper broadband, voice and video customers.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

•For the three and six months ended June 30, 2025, we experienced a net gain of consumer broadband customers of approximately 75,000 and 137,000 as compared to a net gain of approximately 40,000 and 74,000 for the three and six months ended June 30, 2024, respectively.

•The average monthly consumer revenue per customer (“consumer ARPC”) increased $0.86, or 1%, to $84.43 and $0.75, or 1%, to $84.44 for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The increase for the three and six month periods was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services.

Financial Results

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions)	2025	2024	Change	2025	2024	Change
Data and Internet services	$1,085	$983	10%	$2,134	$1,930	11%
Voice services	282	312	(10)%	572	633	(10)%
Video services	68	88	(23)%	142	182	(22)%
Other	87	83	5%	169	167	1%
Revenue from contracts with customers	1,522	1,466	4%	3,017	2,912	4%
Subsidy and other revenue	17	14	21%	33	30	10%
Revenue	$1,539	$1,480	4%	$3,050	$2,942	4%

Operating expenses:
Cost of service	532	516	3%	1,053	1,038	1%
Selling, general, and administrative expenses	490	449	9%	923	877	5%
Depreciation and amortization	457	398	15%	902	786	15%
Restructuring costs and other charges	16	26	(38)%	52	60	(13)%
Total operating expenses	$1,495	$1,389	8%	$2,930	$2,761	6%

Operating income	44	91	(52)%	120	181	(34)%

Consumer	825	789	5%	1,638	1,576	4%
Business and Wholesale	697	677	3%	1,379	1,336	3%
Revenue from contracts with customers	$1,522	$1,466	4%	$3,017	$2,912	4%

Fiber revenue	939	840	12%	1,852	1,645	13%
Copper revenue	583	626	(7)%	1,165	1,267	(8)%
Revenue from contracts with customers	$1,522	$1,466	4%	$3,017	$2,912	4%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Fiber	$939	$840	$99	12%
Copper	583	626	(43)	(7)%
Revenue from contracts with customers (1)	1,522	1,466	56	4%
Subsidy revenue	17	14	3	21%
Total revenue	$1,539	$1,480	$59	4%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Fiber	$1,852	$1,645	$207	13%
Copper	1,165	1,267	(102)	(8)%
Revenue from contracts with customers (1)	3,017	2,912	105	4%
Subsidy revenue	33	30	3	10%
Total revenue	$3,050	$2,942	$108	4%

(1)Includes lease revenue of $13 million and $26 million for the three and six months ended June 30, 2025 and $14 million and $27 million for the three and six months ending June 30, 2024, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Consumer	$825	$789	$36	5%
Business and Wholesale	697	677	20	3%
Revenue from contracts with customers (1)	1,522	1,466	56	4%
Subsidy and other revenue	17	14	3	21%
Total revenue	$1,539	$1,480	$59	4%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Consumer	$1,638	$1,576	$62	4%
Business and wholesale	1,379	1,336	43	3%
Revenue from contracts with customers (1)	3,017	2,912	105	4%
Subsidy and other revenue	33	30	3	10%
Total revenue	$3,050	$2,942	$108	4%

(1)Includes lease revenue of $13 million and $26 million for the three and six months ended June 30, 2025 and $14 million and $27 million for the three and six months ending June 30, 2024, respectively.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management.

Consumer

For the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024:

•Consumer revenues were up 5% and 4% for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oConsumer fiber broadband revenues increased 26% for both the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increased consumer fiber broadband net customer additions due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•Consumer copper broadband revenues declined approximately 17% and 18% for the three and six months ended June 30, 2025 as compared to the prior year periods. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper customer base and revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)
Business and Wholesale

For both the three and six months ended June 30, 2025, our business and wholesale revenues were up 3%, as compared to the prior year periods. This increase was driven by increases in data and internet services, partially offset by decreases in voice services revenue, predominantly in business. The increase in data and internet services was due to unit price increases in network access services and the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Data and Internet services	$1,085	$983	$102	10%
Voice services	282	312	(30)	(10)%
Video services	68	88	(20)	(23)%
Other	87	83	4	5%
Revenue from contracts with customers (1)	1,522	1,466	56	4%
Subsidy and other revenue	17	14	3	21%
Total revenue	$1,539	$1,480	$59	4%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Data and Internet services	$2,134	$1,930	$204	11%
Voice services	572	633	(61)	(10)%
Video services	142	182	(40)	(22)%
Other	169	167	2	1%
Revenue from contracts with customers (1)	3,017	2,912	105	4%
Subsidy and other revenue	33	30	3	10%
Total revenue	$3,050	$2,942	$108	4%

(1)Includes lease revenue of $13 million and $26 million for the three and six months ended June 30, 2025 and $14 million and $27 million for the three and six months ending June 30, 2024, respectively.

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

($ in millions)	For the three months ended	For the six months ended
Data and Internet services revenue, June 30, 2024	$983	$1,930
Change in fiber broadband revenue	109	209
Change in copper broadband revenue	(26)	(52)
Change in other data and internet services	19	47
Data and Internet services revenue, June 30, 2025	$1,085	$2,134

Data and internet services revenue increased $102 million, or 10%, to $1,085 million and $204 million, or 11%, to $2,134 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The increase was driven by growth in fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband networks. Voice services also include enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $30 million, or 10%, to $282 million and $61 million, or 10%, to $572 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year periods, all partially offset by higher voice services ARPU.

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

Video services revenue declined $20 million, or 23%, to $68 million and $40 million, or 22%, to $142 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year periods.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Other customer services revenue increased $4 million, or 5%, to $87 million and $2 million, or 1%, to $169 million, for the three and six months ended June 30, 2025, as compared to the prior year periods, driven by higher customer contribution to construction, partially offset by decreases in switched network access revenue and CPE revenue.

Subsidy and other revenue

Subsidy and other revenue was $17 million and $33 million for the three and six months ended June 30, 2025, respectively, as compared to $14 million and $30 million for the three and six months ended June 30, 2024, respectively.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$532	$516	$16	3%
Selling, general, and administrative expenses	490	449	41	9%
Depreciation and amortization	457	398	59	15%
Restructuring costs and other charges	16	26	(10)	(38)%
Total operating expenses	$1,495	$1,389	$106	8%

	For the six months ended
	June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$1,053	$1,038	$15	1%
Selling, general, and administrative expenses	923	877	46	5%
Depreciation and amortization	902	786	116	15%
Restructuring costs and other charges	52	60	(8)	(13)%
Total operating expenses	$2,930	$2,761	$169	6%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service increased $16 million and $15 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. The increases in cost of service expense were driven by outside service rate increases resulting from higher inflation and storm-related cost. These increases were partially offset by video content costs as a result of declines in video customers and non-renewal of certain content agreements.

Selling, General, and Administrative

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

SG&A expenses increased by $41 million and $46 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods. These increases were primarily due to increases in third-party commissions and other fees, primarily due to legal disputes and litigation settlements, partially offset by lower compensation and benefit costs and a settled dispute with the Chief Executive Officer of Frontier’s predecessor company in the prior year.

Depreciation and Amortization

For the three and six months ended June 30, 2025 depreciation and amortization expenses increased $59 million and $116 million, respectively, as compared to the prior year periods. The increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three and six months ended June 30, 2025, restructuring costs and other charges decreased $10 million and $8 million, respectively, as compared to the three and six months ended June 30, 2024, primarily due to lower severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, and consulting and legal costs due to the Verizon merger and other restructuring activities.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2025	2024	2025	2024

Total pension/OPEB expenses	$12	$13	$24	$26
Less: costs capitalized into capital expenditures	(4)	(4)	(8)	(8)
Net pension/OPEB expense	$8	$9	$16	$18

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)

Investment and other income, net	$14	$(24)	$38	(158)%
Interest expense	$(197)	$(199)	$2	(1)%
Income tax benefit	$(16)	$(9)	$(7)	78%

	For the six months ended June 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)

Investment and other income, net	$63	$88	$(25)	(28)%
Interest expense	$(397)	$(398)	$1	(0)%
Income tax benefit	$(27)	$(7)	$(20)	NM

NM - Not meaningful

Investment and other income, net

Investment and other income, net increased by $38 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to a $72 million pension remeasurement loss during the three months ended June 30, 2024, partially offset by post-retirement remeasurement gain of $18 million, in the prior-year quarter and a $13 million reduction in interest and dividend income, which reflected lower average cash and short-term investment balances during the current quarter.

Investment and other income, net decreased by $25 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This decrease was primarily attributable to a $35 million reduction in post-retirement remeasurement gain, a $22 million reduction in interest and dividend income, and a $9 million reduction in pension benefit, partially offset by a $42 million increase in pension remeasurement gain.

Interest expense

For the three and six months ended June 30, 2025, interest expense increased $2 million and $1 million, respectively, as compared to the corresponding periods in 2024. The increase in interest expense was primarily driven by a higher debt balance.

Income tax expense

During the three and six months ended June 30, 2025, we recorded an income tax benefit of $16 million and $27 million, on pre-tax loss of $139 million and $214 million, respectively. During the three and six months ended June 30, 2024, we recorded an income tax expense of $9 million and $7 million on pre-tax loss of $132 million and $129 million, respectively.

Our effective tax rates for the three and six months ended June 30, 2025, was 11.6% and 12.8% and for the three and six months ended June 30, 2024 was 6.7% and 5.3%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of June 30, 2025, we had liquidity of approximately $2,340 million, comprised of $412 million of cash and cash equivalents, the available capacity on our delayed draw term loan facility of $1,170 million and available capacity on our undrawn revolving credit facility of $758 million.

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

Analysis of Cash Flows

As of June 30, 2025, we had cash and cash equivalents aggregating $412 million. For the six months ended June 30, 2025, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily capital expenditures.

As June 30, 2025, we had a working capital deficit of $1,845 million compared to a working capital deficit of $1,029 million at December 31, 2024. The primary drivers for the increase to the working capital deficit at June 30, 2025 were a decrease of $338 million in cash and cash equivalents, an increase in other current liabilities of $411 million, an increase in accounts payable and accrued liabilities of $163 million, and an increase of $9 million in accrued interest, partially offset by an increase in accounts receivable of $51 million and an increase in income taxes and other current assets of $37 million, as compared to the period ended December 31, 2024.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities increased $287 million to $996 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The overall increase in operating cash flows was primarily the result of changes in depreciation and amortization and accounts payable and other liabilities offset by a decrease in profit.

We paid $2 million in net cash taxes during the six months ended June 30, 2025, compared to $9 million in tax refunds received during the six months ended June 30, 2024.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $1,597 million for the six months ended June 30, 2025, compared to cash flows used by investing activities of $207 million for the prior year period. The decrease was driven by $310 million in higher capital expenditures in the current year period and the non-recurrence of $1,075 million in sales of short-term investments in the prior year period as compared to the current year period.

Capital Expenditures

For the six months ended June 30, 2025 and 2024, our capital expenditures were $1,602 million and $1,292 million, respectively. The increase in capital expenditures is offset by the decrease in capital related vendor financing payments.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Cash Flows used by Financing Activities

Cash flows provided from financing activities increased $749 million to $254 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024. The increase in financing activities was primarily driven by the increase in net proceeds from long-term debt borrowings and a decrease in vendor financing payments in 2025.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $1,500 million DDTL Facility and $925 million Revolving Facility (as reduced by $167 million of revolver Letters of Credit and as reduced by $200 million of DDTL Facility letters of credit). As of June 30, 2025, there was $1,170 million of undrawn capacity under our DDTL Facility.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of June 30, 2025 and December 31, 2024 we had $0 million and $16 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the six months ended June 30, 2025 were $1,602 million, and when including $16 million cash paid for vendor financing, capital investment was $1,618 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2025, that our operating cash flows and existing cash balances will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

As of June 30, 2025, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

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

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in each of Frontier’s state challenge programs and pre-application and application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On June 6, 2025, NTIA issued a BEAD Restructuring Policy Notice to modify and replace certain requirements outlined in the BEAD Notice of Funding Opportunity. The Policy Notice rescinded all preliminary and provision subgrantee award selections and requires states to run at least one Benefit of the Bargain application round, in which minimal BEAD program outlay is the principal selection criteria. NTIA prohibited states from awarding additional points for 100% fiber projects but permitted them to prioritize “priority broadband projects” as that term is defined in the Infrastructure Investment and Jobs Act. The NTIA’s changes did not reduce the amount of funding allocated to each state for broadband infrastructure but eliminated certain potentially costly obligations associated with accepting BEAD awards, including middle-class affordability and low-cost offer pricing standards, open access, and climate change requirements, among others. It is uncertain if these changes will limit or impact Frontier’s participation in the BEAD program or its success in securing BEAD awards. We are closely tracking developments in this area, and additional

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

revision to the program could have a material adverse effect on the BEAD program, any funding we receive and the costs of completing BEAD award projects.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of June 30, 2025, 89% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at June 30, 2025. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only the $1.0 billion term loan facility and the $330 million drawn on our $1.5 billion DDTL facility has a floating rate at June 30, 2025. The annual impact of a 100 basis points increase in the SOFR would result in approximately $13 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At June 30, 2025, the fair value of our debt was estimated to be approximately $12.1 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.801% and our overall weighted average maturity was approximately 4 years.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.60%. As of June 30, 2025, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2024, our discount rate utilized in calculating our benefit plan obligation was 5.70%. As of June 30, 2025, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of June 30, 2025 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $99 million from $2,328 million at December 31, 2024 to $2,427 million at June 30, 2025. This increase primarily resulted from changes in the market value of investments of $119 million, net of plan expenses, and contributions of $62 million, offset by benefit payments to participants of $82 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, June 30, 2025, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first six months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Item 5. Other Information

(c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: July 29, 2025