Form 10-Q
period 2025-09-30
Frontier Communications Parent, Inc.
filed 2025-10-28
CIK 20520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2025 was 250,338,000.

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in millions and shares in thousands, except for per-share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$336	$750
Accounts receivable, less allowances of $55 and $66, respectively	441	379
Prepaid expenses	89	67
Income taxes and other current assets	97	64
Total current assets	963	1,260

Property, plant and equipment, net	17,345	15,678
Other intangibles, net	3,023	3,264
Other assets	296	412
Total assets	$21,627	$20,614

LIABILITIES AND EQUITY
Current liabilities:
Long-term debt due within one year	$10	$10
Accounts payable and accrued liabilities	1,249	1,033
Advanced billings	201	180
Accrued other taxes	128	124
Accrued interest	187	128
Pension and other postretirement benefits	39	39
Other current liabilities	1,347	775
Total current liabilities	3,161	2,289

Deferred income taxes	560	609
Pension and other postretirement benefits	476	591
Other liabilities	723	633
Long-term debt	12,008	11,551
Total liabilities	16,928	15,673

Equity:
Common stock, $0.01 par value (1,750,000 authorized shares, 250,336 and 249,695 shares issued and outstanding at September 30, 2025 and
December 31, 2024, respectively)	3	3
Additional paid-in capital	4,334	4,299
Retained earnings	299	562
Accumulated other comprehensive income, net of tax	63	77
Total equity	4,699	4,941
Total liabilities and equity	$21,627	$20,614

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions and shares in thousands, except for per-share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$1,550	$1,489	$4,600	$4,431

Operating expenses:
Cost of service	547	538	1,600	1,576
Selling, general, and administrative expenses	395	427	1,318	1,304
Depreciation and amortization	470	410	1,372	1,196
Restructuring costs and other charges	21	28	73	88
Total operating expenses	1,433	1,403	4,363	4,164

Operating income	117	86	237	267

Investment and other income (loss), net (See Note 12)	(9)	29	54	117
Interest expense	(198)	(203)	(595)	(601)

Loss before income taxes	(90)	(88)	(304)	(217)
Income tax benefit	(14)	(6)	(41)	(13)

Net loss	$(76)	$(82)	$(263)	$(204)

Basic net loss per share
attributable to Frontier common shareholders	$(0.30)	$(0.33)	$(1.05)	$(0.82)

Diluted net loss per share
attributable to Frontier common shareholders	$(0.30)	$(0.33)	$(1.05)	$(0.82)

Total weighted average shares outstanding - basic	250,320	248,986	250,111	247,866

Total weighted average shares outstanding - diluted	250,320	248,986	250,111	247,866

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in millions)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net loss	$(76)	$(82)	$(263)	$(204)
Other comprehensive loss, net of tax	(5)	(5)	(14)	(14)

Comprehensive loss	$(81)	$(87)	$(277)	$(218)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

($ in millions and shares in thousands)

(Unaudited)

	For the nine months ended September 30, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2025	249,695	$3	$4,299	$562	$77	$4,941
Stock plans, net	531	-	5	-	-	5
Net loss	-	-	-	(64)	-	(64)
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2025	250,226	$3	$4,304	$498	$72	$4,877
Stock plans, net	73	-	11	-	-	11
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2025	250,299	$3	$4,315	$375	$68	$4,761
Stock plans	37	-	19	-	-	19
Net loss	-	-	-	(76)	-	(76)
Other comprehensive
income, net of tax	-	-	-	-	(5)	(5)
Balance at September 30, 2025	250,336	$3	$4,334	$299	$63	$4,699

	For the nine months ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 1, 2024	245,813	$2	$4,297	$884	$96	$5,279
Stock plans, net	2,734	-	(16)	-	-	(16)
Net income	-	-	-	1	-	1
Other comprehensive
loss, net of tax	-	-	-	-	(5)	(5)
Balance at March 31, 2024	248,547	$2	$4,281	$885	$91	$5,259
Stock plans, net	415	-	5	-	-	5
Net loss	-	-	-	(123)	-	(123)
Other comprehensive
loss, net of tax	-	-	-	-	(4)	(4)
Balance at June 30, 2024	248,962	$2	$4,286	$762	$87	$5,137
Stock plans	45	-	16	-	-	16
Net loss	-	-	-	(82)	-	(82)
Other comprehensive
income, net of tax	-	-	-	-	(5)	(5)
Balance at September 30, 2024	249,007	$2	$4,302	$680	$82	$5,066

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

(Unaudited)

	For the nine months ended September 30,
	2025	2024

Cash flows provided from (used by) operating activities:
Net loss	$(263)	$(204)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	1,372	1,196
Pension / OPEB special termination benefit enhancements	-	11
Stock-based compensation expense	48	54
Amortization of premium	(16)	(15)
Bad debt expense	33	30
Other adjustments	15	10
Deferred income taxes	(44)	(18)
Change in accounts receivable	(96)	(3)
Change in long-term pension and other postretirement liabilities	(134)	(156)
Change in accounts payable and other liabilities	604	392
Change in prepaid expenses, income taxes, and other assets	(19)	30
Net cash provided from operating activities	1,500	1,327

Cash flows provided from (used by) investing activities:
Capital expenditures	(2,421)	(1,991)
Sale of short-term investments	-	1,075
Proceeds on sale of assets	4	12
Other	2	6
Net cash used by investing activities	(2,415)	(898)

Cash flows provided from (used by) financing activities:
Long-term debt principal payments	(5)	(410)
Net proceeds from long-term debt borrowings	480	750
Payments of vendor financing	(16)	(415)
Financing costs paid	(17)	(29)
Proceeds from Notes Payable	50	-
Finance lease obligation payments	(35)	(23)
Taxes paid on behalf of employees for shares withheld	(12)	(49)
Other	(14)	(12)
Net cash provided from (used by) financing activities	431	(188)

Increase (Decrease) in cash, cash equivalents, and restricted cash	(484)	241
Cash, cash equivalents, and restricted cash at January 1,	911	1,239
Cash, cash equivalents, and restricted cash at September 30,	$427	$1,480

Supplemental cash flow information:
Cash paid during the period for:
Interest	$570	$565
Income tax payments (refund), net	$2	$(8)

The accompanying Notes are an integral part of these unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(1) Summary of Significant Accounting Policies:

a) Description of Business:

Frontier Communications Parent, Inc. is a provider of communications services in the United States, with approximately 3.3 million broadband subscribers and approximately 12,700 employees, operating in 25 states as of September 30, 2025. We were incorporated in 1935, originally under the name of Citizens Utilities Company. Frontier and its subsidiaries are referred to herein as “we,” “us,” “our,” “Frontier,” or the “Company” in this report.

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

We operate in one reportable segment. Frontier provides both regulated and unregulated voice, data and video services to consumer, business, and wholesale customers and is typically the incumbent voice services provider in its service areas. Certain reclassifications of prior period balances have been made to conform to the current period presentation. For our interim financial statements as of and for the period ended September 30, 2025, we evaluated subsequent events and transactions for potential recognition or disclosure through the date that we filed this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

At September 30, 2025 and December 31, 2024, the Company had $91 million and $161 million, respectively, in restricted cash on our consolidated balance sheet. Pursuant to the terms of the Company’s secured fiber network revenue term notes, and secured fiber network revenue variable funding note facility, as described in Note 9, restricted cash is held in securitization escrow accounts. As of September 30, 2025 and December 31, 2024, approximately $84 million and $56 million, respectively, is current restricted cash held for the purpose of paying interest and certain fees. This current restricted cash is included within the line item “Income taxes and other current assets” on our consolidated balance sheet. In addition, as of September 30, 2025 and December 31, 2024, we had approximately $7 million and $105 million, respectively, in noncurrent restricted cash held for the purpose of satisfying the required liquidity reserve amount and other collateral obligations. This non-current restricted cash is included within the line item “other  assets” on our consolidated balance sheet.

e) Investments:

Short-term Investments

Given the long-term nature of our fiber build, we may invest cash into short-term investments to improve interest income while preserving funding flexibility.

As of September 30, 2025 and December 31, 2024, the Company had no short-term investments.

Other Investments

In connection with the closing of the securitization transaction, approximately $63 million in the form of U.S. Treasuries was deposited in an escrow account established with a trustee, for the purpose of paying interest and principal on $47 million principal amount in remaining debt of our subsidiary Frontier Southwest Incorporated. As of September 30, 2025 and December 31, 2024, this balance was approximately $55 million and $57 million, respectively, and is included in “Other assets” on our consolidated balance sheets and is restricted. See Note 9 for further details.

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

In May 2022, we accepted the FCC offer under the Rural Digital Opportunity Fund (“RDOF”) Phase I program, which provides funding over a ten-year period to support the construction of broadband networks in rural communities across the country. We accepted $37 million in annual support through 2032 in return for our commitment to make broadband available to households within the RDOF eligible areas. We will recognize the FCC’s RDOF Phase I subsidies into revenue on a straight-line basis over the ten-year funding

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

term which will end March 31, 2032. We are required to complete the RDOF deployment meeting certain annual milestones starting on December 31, 2025 through December 31, 2028. Thereafter, USAC and the FCC will review carriers’ RDOF program completion data, and if USAC or the FCC determines that we did not satisfy applicable FCC RDOF requirements, funding provided to us can be discontinued and we could be required to return a portion of the funds previously received and may be subject to certain other penalties, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded. We accrue for any potential shortfall in the household build commitment that we deem to be probable and reasonably estimated.

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

l) Stock Plans:

The 2024 Management Incentive Plan is our only plan under which grants are currently made. Awards are outstanding under both our 2024 Management Incentive Plan and our prior 2021 Management Incentive Plan. Awards under the 2024 Management Incentive Plan may be made to employees, directors or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Awards may be made in the form of restricted stock, restricted stock units, incentive stock options, non-qualified stock options, stock appreciation rights or other stock-based awards, including awards with performance, market, and time-vesting conditions. See Note 13 for further details.

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

Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding as of immediately prior to the Effective Time (subject to certain exceptions set forth in the Merger Agreement) shall be converted into the right to receive $38.50 in cash, without interest (the “Merger Consideration”).

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

(3) Recent Accounting Pronouncements:

Financial Accounting Standards Not Yet Adopted

ASU No. 2025-06 – Goodwill and Other – Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software. This update eliminates the prior project-state model for internal-use software and introduces a principles-based capitalization threshold based on management authorization, commitment of funding, and probability of completion. The amendments also require entities to expense costs when “significant development uncertainty” exists and supersede the separate guidance on website development costs. The standard is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient that allows entities to estimate expected credit losses for current trade receivables and current contract assets by assuming that current conditions at the balances sheet date will remain unchanged over the asset’s remaining life. Public business entities that elect this expedient are required to disclose that election. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

(4) Revenue Recognition:

We categorize our products, services, and other revenues into the following categories:

Data and Internet services include broadband services for consumer and business customers. We provide data transmission services to high volume business customers and other carriers with dedicated high-capacity circuits (“nonswitched access”) including services to wireless providers (“wireless backhaul”);

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following tables provide a summary of revenues, by category.

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Data and Internet services	$1,120	$1,004	$3,254	$2,934
Voice services	272	301	844	934
Video services	63	83	205	265
Other	78	83	247	250
Revenue from contracts with customers (1)	1,533	1,471	4,550	4,383
Subsidy and other revenue	17	18	50	48
Total revenue	$1,550	$1,489	$4,600	$4,431

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Consumer	$826	$789	$2,464	$2,365
Business and wholesale	707	682	2,086	2,018
Revenue from contracts with customers (1)	1,533	1,471	4,550	4,383
Subsidy and other revenue	17	18	50	48
Total revenue	$1,550	$1,489	$4,600	$4,431

(1)Includes lease revenue of $12 million and $38 million for the three and nine months ended September 30, 2025 and $13 million and $40 million for the three and nine months ended September 30, 2024, respectively.

The following is a summary of the changes in the contract liabilities:

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2024	$34	$14
Revenue recognized included in opening contract balance	(31)	(14)
Credits granted, excluding amounts recognized as revenue	40	10
Reclassified between current and noncurrent	(3)	3
Balance at September 30, 2025	$40	$13

	Contract Liabilities
($ in millions)	Current	Noncurrent

Balance at December 31, 2023	$33	$16
Revenue recognized included in opening contract balance	(26)	(14)
Credits granted, excluding amounts recognized as revenue	26	12
Reclassified between current and noncurrent	-	-
Balance at September 30, 2024	$33	$14

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

($ in millions)	Revenue from contracts with customers
2025 (remaining three months)	$450
2026	94
2027	109
2028	142
2029	54
Thereafter	93
Total	$942

(5) Accounts Receivable:

The components of accounts receivable, net at September 30, 2025 and December 31, 2024 are as follows:

($ in millions)	September 30, 2025	December 31, 2024
Retail and Wholesale	$450	$388
Other	46	57
Less: Allowance for doubtful accounts	(55)	(66)
Accounts receivable, net	$441	$379

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

The provision for bad debts was $33 million and $30 million for the nine months ended September 30, 2025 and 2024, respectively.

Approximately $972 million and $440 million of credits related to customers are included in other current liabilities on our consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.

In accordance with ASC 326, we performed calculations to estimate expected credit losses, utilizing rates that are consistent with our write-offs (net of recoveries) because such events affect the entity’s loss given default experience.

Activity in the allowance for credit losses for the nine months ended September 30, 2025 was as follows:

($ in millions)
Balance at December 31, 2024	$66
Provision for bad debt	33
Amounts charged to revenue	(3)
Write offs charged against the allowance	(41)
Balance at September 30, 2025	$55

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(6) Property, Plant and Equipment:

Property, plant and equipment, net at September 30, 2025 and December 31, 2024 are as follows:

($ in millions)	September 30, 2025	December 31, 2024
Property, plant and equipment	$22,091	$19,318
Less: Accumulated depreciation	(4,746)	(3,640)
Property, plant and equipment, net	$17,345	$15,678

As of September 30, 2025, our materials and supplies were $324 million, as compared to $431 million as of December 31, 2024. Components of this include fiber, network electronics, and customer premises equipment.

Frontier has negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. During the nine months ended September 30, 2025, our capital expenditures were $2,421 million. During the nine months ended September 30, 2025, our vendor financing payments were $16 million. As of September 30, 2025, there was $809 million, $13 million, and $55 million in “Accounts payable and accrued liabilities”, “Other current liabilities” and “Other liabilities”, respectively, for payables associated with capital expenditures. As of September 30, 2025 the company had no outstanding vendor financing payables associated with capital expenditures. For the nine months ended September 30, 2025, we had capitalized interest of $49 million.

Depreciation expense is principally based on the composite group method. Depreciation expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Depreciation expense	$390	$330	$1,131	$955

(7) Intangibles:

We consider whether the carrying values of finite-lived intangible assets and property plant and equipment may not be recoverable or whether the carrying value of certain indefinite-lived intangible assets were impaired. No impairment was present for either intangibles or property plant and equipment as of September 30, 2025, and 2024.

The balances of these assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
($ in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangibles:
Customer Relationships - Business	$800	$(321)	$479	$800	$(267)	$533
Customer Relationships - Wholesale	3,491	(964)	2,527	3,491	(800)	2,691
Trademarks & Tradenames	150	(133)	17	150	(110)	40
Total other intangibles	$4,441	$(1,418)	$3,023	$4,441	$(1,177)	$3,264

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Amortization expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Amortization expense	$80	$80	$241	$241

We amortize our intangible assets on a straight-line basis, over the assigned useful lives of 16 years for our wholesale customer relationships, 11 years for our business customer relationships, and five years for our trademarks and tradenames.

(8) Fair Value of Financial Instruments:

The following table summarizes the carrying amounts and estimated fair values for total long-term debt at September 30, 2025 and December 31, 2024. For the other financial instruments including cash, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate fair value due to the relatively short maturities of those instruments.

The fair value of our total long-term debt is estimated based upon quoted market prices at the reporting date for those financial instruments.

	September 30, 2025		December 31, 2024

($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$12,044	$12,264	$11,569	$11,749

(

(9) Long-Term Debt:

The activity in long-term debt is summarized as follows:

		For the nine months ended September 30, 2025
		Principal
	January 1,	Payments	New	September 30,
($ in millions)	2025	and Retirements	Borrowings	2025

Secured debt issued by Frontier	$8,436	$(5)	$-	$8,431
Secured debt issued by subsidiaries	2,383	-	480	2,863
Unsecured debt issued by subsidiaries	750	-	-	750
Principal outstanding	$11,569	$(5)	$480	$12,044

Less: Debt issuance costs	(89)			(91)
Less: Current portion	(10)			(10)
Less: Debt premium / (discount)	(44)			(36)
Plus: Unamortized fair value adjustments (1)	125			101
Total Long-term debt	$11,551			$12,008

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Additional information regarding our senior unsecured debt, senior secured debt, and subsidiary debt at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025		December 31, 2024
	Principal	Interest	Principal	Interest
($ in millions)	Outstanding	Rate	Outstanding	Rate

Secured debt issued by Frontier
Term loan due 7/1/2031	$1,018	6.650% (Variable)	$1,023	8.763% (Variable)
First lien notes due 10/15/2027	1,150	5.875%	1,150	5.875%
First lien notes due 5/1/2028	1,550	5.000%	1,550	5.000%
First lien notes due 5/15/2030	1,200	8.750%	1,200	8.750%
First lien notes due 3/15/2031	750	8.625%	750	8.625%
Second lien notes due 5/1/2029	1,000	6.750%	1,000	6.750%
Second lien notes due 11/1/2029	750	5.875%	750	5.875%
Second lien notes due 1/15/2030	1,000	6.000%	1,000	6.000%
IDRB due 5/1/2030	13	6.200%	13	6.200%
Total secured debt issued by Frontier	8,431		8,436

Secured debt issued by subsidiaries
Debentures due 11/15/2031 (2)	47	8.500%	47	8.500%
Series 2023-1 revenue term notes Class A-2 due 7/20/2028	1,119	6.600%	1,119	6.600%
Series 2023-1 revenue term notes Class B due 7/20/2028	155	8.300%	155	8.300%
Series 2023-1 revenue term notes Class C due 7/20/2028	312	11.500%	312	11.500%
Series 2024-1 revenue term notes Class A-2 due 5/20/2031	530	6.190%	530	6.190%
Series 2024-1 revenue term notes Class B due 5/30/2031	73	7.020%	73	7.020%
Series 2024-1 revenue term notes Class C due 5/20/2031	147	11.160%	147	11.160%
DDTL Facility due 12/31/2029 (3)	480	5.908% (Variable)	-	-
Total secured debt issued by subsidiaries	2,863		2,383

Unsecured debt issued by subsidiaries
Debentures due 5/15/2027	200	6.750%	200	6.750%
Debentures due 2/1/2028	300	6.860%	300	6.860%
Debentures due 2/15/2028	200	6.730%	200	6.730%
Debentures due 10/15/2029	50	8.400%	50	8.400%
Total unsecured debt issued by subsidiaries	750		750

Principal outstanding	$12,044	6.774% (1)	$11,569	6.996% (1)

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

(3) On October 15, 2025, the Company drew an incremental $150 million under its DDTL facility.

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

Subject to customary exceptions and thresholds, the security package under the Revolving Facility includes pledges of the equity interests in certain of our subsidiaries, which is currently limited to certain specified pledged entities and substantially all personal property of Frontier Video, which same assets also secure our First Lien Notes. The Revolving Facility is guaranteed by the same subsidiaries that guarantee the First Lien Notes. After giving effect to approximately $210 million of letters of credit outstanding, we had $715 million of available borrowing capacity under the Revolving Facility as of September 30, 2025.

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

Warehouse Facilities

On December 31, 2024 (the “Warehouse Effective Date”), Frontier Tampa Bay FL Fiber 1 LLC (the “Warehouse Borrower”) and Frontier SPE FL Guarantor LLC, as guarantor (the “Warehouse Guarantor”), each a subsidiary of Frontier, entered into a credit agreement (the “Warehouse Credit Agreement”) with certain lenders that establishes and governs certain credit facilities (the “Warehouse Facilities”). The Warehouse Facilities include:

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

(10) Convertible Promissory Note:

On August 27, 2025, the Company, Frontier Holdings and Verizon Communications Inc. (the “Holder”) entered into a Convertible Unsecured Promissory Note (the “Convertible Note”) pursuant to which Verizon has agreed to extend a maximum initial principal amount of credit of up to $200 million to Frontier Holdings, with $50 million drawn at issuance.  Borrowings under the Convertible Note bear interest at the arms-length variable rate of Daily Simple SOFR plus 0.87% per annum, payable quarterly in cash or in kind at Frontier Holdings’ option, and may be repaid in cash by Frontier Holdings in full or in part at any time prior to the termination of the Merger Agreement.  The Convertible Note constitutes unsecured senior indebtedness of Frontier Holdings, and ranks equal in right of payment with all of its outstanding and future senior indebtedness and senior in right of payment to all of its subordinated obligations.

Frontier Holdings may, at its option, draw the undrawn principal amount under the Convertible Note in two tranches during designated periods in the first quarter of 2026 and, in the case of the final tranche, subject to Holder’s prior written consent, which shall not be unreasonably withheld, conditioned or delayed.  Holder’s obligation to fund the Second Tranche and the Third Tranche (each as defined in the Convertible Note) is subject to certain customary conditions, including customary representations and warranties and the absence of limited events of default.

Unless previously repaid or converted, the Convertible Note and all interest accrued thereon will be due and payable in full on August 27, 2028.  Upon termination of the Merger Agreement, any outstanding borrowings under the Convertible Note, and any accrued but unpaid interest thereon, will automatically, subject to limited exceptions, convert into shares of Frontier common stock at a conversion price of $38.50 per share. Pursuant to the terms of the Convertible Note, after conversion of the Convertible Note, the Company will file a registration statement covering the resale any shares issued to Verizon upon such conversion.

As of September 30, 2025, $50 million was drawn under the Convertible Note, bearing interest at 5.05% per annum, and is included within the line item “other current liabilities” on our consolidated balance sheet.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(11) Restructuring and Other Charges:

Restructuring and other charges consist of severance and employee costs related to workforce reductions and costs associated with the Verizon merger and other restructuring activities.

During the nine-month period ended September 30, 2025, we incurred $73 million in restructuring charges and other costs consisting of a minimal charge in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $34 million of severance and employee costs resulting from workforce reductions, and $39 million primarily related to consulting and legal costs due to the Verizon merger and other restructuring activities.

During the nine-month period ended September 30, 2024, we incurred $88 million in restructuring charges and other costs consisting of $11 million in pension/OPEB special termination benefit enhancements related to a voluntary separation program, $25 million of severance and employee costs resulting from workforce reductions, and $52 million of costs related to other restructuring activities.

The following is a summary of the changes in the liabilities established for restructuring and related programs:

($ in millions)

Balance at January 1, 2025	$9
Severance expense	34
Other costs	39
Cash payments during the period	(80)
Balance at September 30, 2025	$2

(12) Investment and Other Income (loss), Net:

The components of investment and other income, net are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Interest and dividend income	$4	$20	$20	$58
Pension benefit	7	9	19	30
OPEB costs	(1)	(1)	(3)	(3)
OPEB remeasurement gain (loss)	-	(21)	(8)	6
Pension remeasurement gain	-	23	44	25
Pension building sale (loss)	(19)	-	(19)	-
All other, net	-	(1)	1	1
Total investment and other income (loss), net	$(9)	$29	$54	$117

Investment and other income, net decreased by $38 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily attributable to a loss on building sales of $19 million, a $16 million reduction in interest and dividend income, and a $2 million reduction in pension benefit during the three months ended September 30, 2025.

Investment and other income, net decreased by $63 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily attributable to a $38 million decrease in interest and dividend income, which reflected lower average cash and short-term investment balances

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

during the current quarter; a $14 million decrease in post-retirement remeasurement loss; a  $19 million loss on building sales; and an $11 million decrease in pension benefits;  partially offset by a $19 million increase in pension remeasurement gain during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Pension and OPEB benefit (cost) consists of interest costs, expected return on plan assets, amortization of prior service (costs) and recognition of actuarial (gain) loss. Service cost components of pension and OPEB benefit costs are included in “Selling, general, and administrative expenses” on our consolidated statements of operations.

(13) Stock Plans:

Frontier Communications Parent, Inc. has one active long-term incentive plan, under which grants are made: the 2024 Management Incentive Plan (the “2024 Incentive Plan”). Awards are outstanding under both our 2024 Management Incentive Plan and our prior 2021 Management Incentive Plan. The 2024 Incentive Plan was approved by shareholders at the Annual Meeting on May 15, 2024, with 8,765,000 shares available for awards. Available shares under the 2021 Management Incentive Plan of 1,151,334 were rolled into the new 2024 Incentive Plan for a total of 9,916,334 shares reserved for issuance. The 2024 Incentive Plan permits stock-based awards to be made to employees, directors, or consultants of the Company or its affiliates, as determined by the Compensation and Human Capital Committee of the Board. Equity awards have been issued in the form of time-based restricted stock units (RSUs) and performance-based stock units (PSUs). As of September 30, 2025, there were 8,431,504 shares available to grant.

.

Restricted Stock Units

The following summary presents information regarding unvested restricted stock units under our plans:

		Weighted
		Average
	Number of	Grant Date	Aggregate
	Shares	Fair Value	Fair Value
	(in thousands)	(per share)	(in millions)
Balance at January 1, 2025	2,058	$24.45	$71
Restricted stock units granted	859	$35.88	$32
Restricted stock units vested	(778)	$24.91	$(29)
Restricted stock units forfeited	(98)	$27.03
Balance at September 30, 2025	2,041	$28.97	$76

For purposes of determining compensation expense, the fair value of each restricted stock grant is estimated based on the closing price of our common stock on the date of grant. The non-vested restricted stock units granted in 2023, 2024 and 2025 generally vest, and are expensed, on a ratable basis over three years from the grant date of the award. Total remaining unrecognized compensation cost associated with unvested restricted stock awards that is deferred at September 30, 2025 was $46 million and the weighted average vesting period over which this cost is expected to be recognized is approximately 2 years.

None of the restricted stock awards may be sold, assigned, pledged, or otherwise transferred, voluntarily or involuntarily, by the employees until the restrictions lapse, subject to limited exceptions. The restrictions are time-based. Compensation expense, recognized in “Selling, general, and administrative expenses”, of $23 million and $25 million for the nine-month periods ended September 30, 2025, and 2024, respectively, has been recorded in connection with restricted stock.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Performance Stock Units

We currently have outstanding performance stock units (“PSU”) that were granted in 2023, 2024 and 2025. Under these awards, a target number of PSUs are granted to each participant with respect to a three-year performance period (“The Measurement Period”). For the 2025 PSU awards, the Measurement Period is from January 1, 2025, through December 31, 2027.

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

The performance metrics under the 2023 PSU awards consist of (1) Adjusted Fiber EBITDA, (2) Fiber Locations Constructed and (3) Expansion Fiber Penetration with an overall relative TSR modifier. Each performance metric is weighted 33.3% and goals for each metric have been set for the full Measurement Period.

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

The number of PSUs earned at the end of the Measurement Period may be more or less than the number of target PSUs granted as a result of performance. An executive must maintain a satisfactory performance rating during the Measurement Period and, except for limited circumstances, must be employed by Frontier on the determination date in order for the award to vest. The Compensation and Human Capital Committee will determine the number of shares earned for the Measurement Period, generally in the first quarter of the year following the end of the Measurement Period. PSU awards, to the extent earned, will be paid out in the form of common stock on a one-for-one basis.

Under ASC 718, Stock Based Compensation Expense, a grant date, and the fair value of a performance award are determined once the targets are finalized. For the 2023, 2024 and 2025 PSU awards, targets for all of the metrics have been fully set for each performance period and the related expense will be amortized over the appropriate performance period.

The following summary presents information regarding performance shares and changes during the period with regard to performance shares awarded under our plans:

f
		Weighted
		Average
	Number of	Award Date
	Shares	Fair Value
	(in thousands)	(per share) (1)
Balance at January 1, 2025	1,552	$24.58
Target performance shares awarded, net	625	$35.45
Target performance shares vested or converted	(95)	$25.54
Target performance shares forfeited	(130)	$26.02
Balance at September 30, 2025	1,952	$27.91

(1) Represents the weighted average of the closing price of our stock on the date of the awards.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

For purposes of determining compensation expense, the fair value of each performance share grant is estimated based on the closing price of a share of our common stock on the date of the grant, adjusted to reflect the fair value of the relative TSR metric for the 2024 grant and TSR modifier for previous years. For both the nine months ended September 30, 2025, and 2024, we recognized net compensation expense, reflected in “Selling, general, and administrative expenses,” of $25 million, and $29 million, respectively, related to PSU awards.

Converted PSUs

In 2024, approximately 501,000 PSUs of our CEO’s 2023-2025 PSUs were converted into performance-based restricted stock subject to identical performance and service vesting conditions. There was no impact to the historical accounting treatment for these PSUs.

Non-Employee Directors

Compensation expense related to the board of directors, recognized in “Selling, general, and administrative expenses”, was less than $1 million for both the nine months ended September 30, 2025 and 2024.

Treatment of RSUs and PSUs under Merger Agreement

See Note 2 – Merger Agreement, for a discussion of the treatment of RSU and PSU awards under the Merger Agreement.

(14) Income Taxes:

The following is a reconciliation of the provision for income taxes computed at the federal statutory rate to income taxes computed at the effective rates:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Consolidated tax provision at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income tax provisions, net of federal
income tax benefit	(2.7)	(8.4)	(5.7)	(9.6)
Federal tax refund adjustment	-	-	-	(0.5)
Sec. 162(f) - nondeductible penalties	-	-	(0.1)	-
Tax reserve adjustment	(0.6)	(0.3)	(0.4)	(0.3)
Tax Credit	1.2	0.6	0.8	0.7
Share based payments	0.2	-	0.7	-
Sec.162(m) - nondeductible Executive Compensation	(2.9)	(2.3)	(2.1)	(2.6)
Split Life Insurance Settlement	-	-	-	(1.1)
Transaction costs	(0.8)	(3.2)	(0.5)	(1.3)
All other, net	(0.2)	-	(0.2)	(0.1)
Effective tax rate	15.2%	7.4%	13.5%	6.2%

Frontier considered positive and negative evidence in regard to evaluating certain state deferred tax assets during the second quarter of 2025, including the development of recent years of pre-tax book losses. The state tax rate includes state valuation allowances. On the basis of this evaluation, a valuation allowance of $365 million ($288 million net of federal benefit) was recorded as of September 30, 2025.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law, which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation and modification of the Section 163j Adjusted Taxable Income calculation. Due to the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

nature of the tax law changes, the company does not believe there will be a material impact to the effective tax rate however we will continue to monitor the impact of the OBBBA on our financial statements.

(15) Net (Loss) Earnings Per Share:

The reconciliation of the net (loss) income per common share calculation is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions and shares in thousands, except per share amounts)	2025	2024	2025	2024
Net loss used for basic and diluted earnings
per share:
Total basic net loss
attributable to Frontier common shareholders	$(76)	$(82)	$(263)	$(204)
Effect of loss related to dilutive stock units	-	-	-	-
Total diluted net loss
attributable to Frontier common shareholders	$(76)	$(82)	$(263)	$(204)

Basic earnings per share:
Total weighted average shares and unvested
restricted stock awards outstanding - basic	250,320	248,986	250,111	247,866
Less: Weighted average unvested restricted stock awards	-	-	-	-
Total weighted average shares outstanding - basic	250,320	248,986	250,111	247,866

Basic net loss per share
attributable to Frontier common shareholders	$(0.30)	$(0.33)	$(1.05)	$(0.82)

Diluted earnings per share:
Total weighted average shares outstanding - basic	250,320	248,986	250,111	247,866
Effect of dilutive performance stock awards	-	-	-	-
Effect of dilutive restricted stock awards	-	-	-	-
Total weighted average shares outstanding - diluted	250,320	248,986	250,111	247,866

Diluted net loss per share
attributable to Frontier common shareholders	$(0.30)	$(0.33)	$(1.05)	$(0.82)

In calculating diluted net loss per common share, the effect of certain outstanding RSUs and PSUs has been excluded from the computation as the effect would be antidilutive. For both the three and nine months ended September 30, 2025, RSUs of approximately 1,011,000, and PSUs of approximately 1,008,000 and 813,000, respectively, have been excluded.

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

The components of accumulated other comprehensive income, net of tax, are as follows:

OPEB
($ in millions)	Costs

Balance at January 1, 2025 (1)	$77
Other comprehensive income before reclassifications	-
Amounts reclassified from accumulated other
comprehensive loss to net loss	(14)
Net current-period other comprehensive loss	(14)
Balance at September 30, 2025 (1)	$63

OPEB
($ in millions)	Costs

Balance at January 1, 2024 (1)	$96
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other
comprehensive loss to net income	(15)
Net current-period other comprehensive income	(14)
Balance at September 30, 2024 (1)	$82

(1)OPEB amounts are net of deferred tax balances of $23 million and $29 million as of January 1, 2025 and 2024, respectively, and $18 million and $24 million as of September 30, 2025 and 2024, respectively.

The significant items reclassified from each component of accumulated other comprehensive loss are as follows:

	Amount Reclassified from
	Accumulated Other
	Comprehensive Income (1)
($ in millions)					Affected Line Item in
	For the three months ended		For the nine months ended		the Statement Where
Details about Accumulated Other	September 30,		September 30,		Net Income (Loss)
Comprehensive Loss Components	2025	2024	2025	2024	is Presented
Amortization of OPEB Cost Items Prior-service credits (costs)	$7	$6	$19	$19	Income (loss) before income taxes
Tax impact	(2)	(1)	(5)	(4)	Income tax benefit
	$5	$5	$14	$15	Net income

(1)These accumulated other comprehensive income components are included in the computation of net periodic pension and OPEB costs (see Note 17 - Retirement Plans for additional details).

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(17) Retirement Plans:

Frontier recognizes actuarial gains (losses) for our pension and postretirement plans in the period they occur. The components of net periodic benefit cost other than the service cost component for our plans as well as any actuarial gains or losses are included in “Investment and other income (loss)” on the consolidated statements of operations.

The following tables provide the components of total pension benefit cost:

	Pension Benefits
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Components of total pension benefit cost
Service cost	$11	$11	$33	$34
Interest cost on projected benefit obligation	31	31	95	94
Expected return on plan assets	(38)	(40)	(114)	(124)
Pension remeasurement gain	-	(23)	(44)	(25)
Pension building sale - loss	19	-	19	-
Net periodic pension (benefit) costs	23	(21)	(11)	(21)
Pension special termination benefit enhancements	-	1	-	11
Total pension (benefit) cost	$23	$(20)	$(11)	$(10)

The components of net periodic benefit cost other than the service cost component are included in “Investment and other income” on the consolidated statements of operations.

The value of our pension plan assets increased $188 million from $2,328 million at December 31, 2024 to $2,516 million at September 30, 2025. This increase primarily resulted from changes in the market value of investments of $193 million, net of plan expenses, and contributions of $112 million, offset by benefit payments to participants of $117 million.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its pension plan obligations, resulting in a remeasurement gain of $0 million and $44 million for the three and nine months ended September 30, 2025, respectively.

The pension plan contains provisions that provide certain employees with the option of receiving a lump sum payment upon retirement. Frontier’s accounting policy is to record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the Pension Plan’s net periodic pension benefit cost.

In the first nine months of 2025, the Company recognized a minimal charge to reflect the cost of pension special termination benefit enhancements related to a voluntary separation plan, compared to a charge of $11 million as of September 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The following table provides the components of total postretirement benefit cost:

	Postretirement
	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Components of net periodic postretirement benefit cost
Service cost	$3	$2	$5	$5
Interest cost on projected benefit obligation	8	7	22	22
Amortization of prior service credit gain recognized	(7)	(6)	(19)	(19)
OPEB remeasurement (gain) loss	-	21	8	(6)
Total periodic postretirement (benefit) cost	$4	$24	$16	$2

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement loss of $0 million and $8 million for the three and nine months ended September 30, 2025.

As a result of special termination benefit enhancements related to a voluntary separation plan, Frontier remeasured its postretirement benefit plan, resulting in a remeasurement loss of $21 million and a remeasurement gain of $6 million for the three and nine months ended September 30, 2024, respectively.

We capitalized $13 million of pension and OPEB expense for both nine months ended September 30, 2025 and 2024, respectively, into the cost of our capital expenditures, as the costs relate to our engineering and plant construction activities.

(18) Commitments and Contingencies:

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

As of September 30, 2025, Frontier resolved a legal dispute concerning certain intellectual property matters.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

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

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in the Frontier’s state challenge programs and pre-application and application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On June 6, 2025, NTIA issued a BEAD Restructuring Policy Notice to modify and replace certain requirements outlined in the BEAD Notice of Funding Opportunity. The Policy Notice rescinded all preliminary and provisional subgrantee award selections and required states to run at least one Benefit of the Bargain application round, in which minimal BEAD program outlay is the principal selection criteria. NTIA prohibited states from awarding additional points for 100% fiber projects but permitted them to prioritize “priority broadband projects” as that term is defined in the Infrastructure Investment and Jobs Act. The NTIA’s changes did not reduce the amount of funding allocated to each state for broadband infrastructure but eliminated certain potentially costly obligations associated with accepting BEAD awards, including middle-class affordability and low-cost offer pricing standards, open access, and climate change requirements, among others, and has set per location maximum subsidy thresholds, which differ from state to state, that is likely to result in more locations being funded for broadband solutions other than fiber. NTIA is expected to review completed Benefit of the Bargain results. It is uncertain if the Benefit of the Bargain process will impact Frontier’s success in securing BEAD awards. We are closely tracking BEAD program progress, and additional revisions to the program or Benefit of the Bargain process could have a material adverse effect on the BEAD program, any funding we receive, and the costs of completing BEAD award projects.

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Under the FCC’s RDOF Phase I auction, we were awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations by December 31, 2028, with interim annual target milestones starting December 31, 2025. To the extent Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be withheld or discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations.

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

As of September 30, 2025, we had total “Accounts payable and accrued liabilities” of $1.2 billion, of which $971 million is related to accounts payable. As of December 31, 2024, we had total “Accounts payable and accrued liabilities” of $1.0 billion, of which $758 million is related to accounts payable.

Although from time to time we make short-term purchasing commitments to vendors with respect to capital expenditures, we generally do not enter into firm, written contracts for such activities. In connection with the fiber expansion build, we have prioritized diversifying our vendor base and solidifying partnership agreements with vendors for relevant labor and materials, to enable our build growth and customer expansion. Some of these key supplier agreements have multi-year terms and purchase commitments as we deem advisable in order to strengthen future supply. In addition, we have negotiated favorable payment terms with some of our vendors that allow for a longer payment period than our normal customary terms (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities on the statement of cash flows. As of September 30, 2025, we had $0 million of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheets. For the nine months ended September 30, 2025 we made $16 million in vendor financing payments related to capital expenditures.

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

Interest expense – represents costs associated with the Company’s financing arrangements, including interest on debt.

Income taxes – reflects the Company’s provision for income taxes in accordance with applicable tax regulations.

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Revenue	$1,550	$1,489	$4,600	$4,431
Less:
Revenue generating departments	280	266	855	801
Operating departments	539	545	1,612	1,602
Support departments	144	182	524	565
Depreciation and amortization	470	410	1,372	1,196
Investment and other income (loss)	(9)	29	54	117
Interest expense	(198)	(203)	(595)	(601)
Income tax benefit	(14)	(6)	(41)	(13)
Net loss	$(76)	$(82)	$(263)	$(204)

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements," related to future events. Forward-looking statements address our expectations or beliefs concerning future events, including, without limitation, the proposed Merger with Verizon, our future operating and financial performance, our ability to implement our growth strategy, our capital expenditures, and other matters. These statements are made based on management’s views and assumptions, as of the time the statements are made, regarding future events and performance and contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “may,” “will,” “would,” or “target.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We do not intend, nor do we undertake any duty, to update any forward-looking statements, except as required by law.

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

•economic uncertainty, volatility in financial markets, including as a result of tariff policies, and rising interest rates could limit our ability to access capital or increase the cost of capital needed to fund business operations, including our fiber expansion plans;

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Frontier Communications Parent, Inc. is a leading communications and technology provider offering broadband services to approximately 3.3 million broadband customers, with approximately 12,700 employees, operating in 25 states as of September 30, 2025. We are building critical infrastructure across the country with our fiber-optic network and cloud-based solutions, enabling secure high-speed connections. Driven by our purpose of Building Gigabit AmericaTM, we are focused on supporting a digital society, closing the digital divide, and working toward a more sustainable environment.

Business Overview

In 2020, we began the expansion and transformation of our fiber network to meet the rapidly increasing demand for data from our consumer and business customers. We believe that a fiber network has competitive advantages to meet this growing demand, including faster download speeds, faster upload speeds, and lower latency levels than alternative broadband services.

In August 2021, we announced our plan to pass 10 million total locations with fiber. As of September 30, 2025, we have passed approximately 8.8 million total locations with fiber. We prioritize our activities to locations that we believe will provide the highest investment returns. As we implement our fiber expansion plan, we expect our business mix will shift significantly, with a larger percentage of revenue coming from fiber.

Our strategy focuses on four strategic priorities: fiber deployment, fiber penetration, improving the customer experience, and operational efficiency. We accomplished the following objectives in the third quarter of 2025:

•We added approximately 326,000 fiber passings. As of September 30, 2025, we had approximately 8.8 million total locations passed with fiber.

•We added 133,000 fiber broadband customer net additions.

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

Financial Overview – Operating Income

We reported operating income of $117 million and $86 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $31 million.

We reported operating income of $237 million and $267 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $30 million.

Operating income decreased primarily due to increased depreciation expense associated with the continued investment in our fiber network. Growth in fiber data and internet service revenue more than offset decreases in revenue from voice and video services, resulting in $61 million and $169 million overall revenue growth during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.

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

(a)Results of Operations

Unless otherwise indicated, the discussion of the customer metrics and components of operating income for the table that follows relates only to the financial results for the three and nine months ended September 30, 2025, as compared to the financial results for the three and nine months ended September 30, 2024.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Customer Trends

	As of or for the three months ended September 30,
(Customer and Employee Metrics in thousands)	2025	2024

Broadband Customer Metrics
Fiber Broadband
Consumer customers	2,597	2,157
Business and wholesale customers (1)	161	138
Consumer net customer additions	125	104
Consumer customer churn	1.41%	1.49%
Consumer customer ARPU	$68.59	$65.40
Copper Broadband
Consumer customers	481	666
Business and wholesale customers (1)	69	96
Consumer net customer losses	(45)	(55)
Consumer customer churn	2.57%	2.37%
Consumer customer ARPU	$65.17	$59.16

Consumer Customer Metrics
Customers	3,335	3,176
Net customer additions	52	22
ARPC	$83.19	$83.12
Customer Churn	1.76%	1.80%

Other Metrics
Employees	12,679	12,950

		For the nine months ended September 30,
	(Customer and Employee Metrics in thousands)	2025	2024

	Broadband Customer Metrics
	Fiber Broadband
	Consumer net customer additions	348	279
	Consumer customer churn	1.30%	1.38%
	Consumer customer ARPU	$68.48	$65.41
	Copper Broadband
	Consumer net customer losses	(131)	(156)
	Consumer customer churn	2.30%	2.11%
	Consumer customer ARPU	$64.27	$57.86

	Consumer Customer Metrics
	Net customer additions (losses)	142	47
	ARPC	$84.02	$83.51
	Customer Churn	1.62%	1.64%

(1)	Business and Wholesale customers include our small, medium business, larger enterprise (SME) customers and wholesale subscribers.

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

For the three and nine months ended September 30, 2025, we added approximately 125,000 and 348,000 consumer fiber broadband customers, compared to 104,000 and 279,000 net additions for the three and nine months ended September 30, 2024, respectively. Customers who migrated from our copper base constituted a minor portion of these consumer fiber broadband customer net additions for the three and nine months ended September 30, 2025.

For the three and nine months ended September 30, 2025, we added approximately 8,000 and 18,000 business and wholesale fiber broadband customers compared to approximately 4,000 and 9,000 net additions for the three and nine months ended September 30, 2024, respectively.

Our focus on expanding and improving our fiber network has contributed to improved customer retention. Our average monthly consumer fiber broadband churn was 1.41% and 1.30% for the three and nine months ended September 30, 2025, compared to 1.49% and 1.38% for the three and nine months ended September 30, 2024, respectively. This improvement was driven by increased focus on key customer touchpoints such as installation and first bill as well as inflation-related pricing actions and promotional pricing expiration.

oThe average monthly consumer fiber broadband revenue per customer (“consumer ARPU”) increased $3.19, or 5%, to $68.59 and $3.07, or 5%, to $68.48 for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods.

oThe increase in consumer ARPU for the three and nine months ended September 30, 2025 was due to customer shifts to higher broadband speeds, customers rolling off promotional pricing, and inflation-related price increases, all partially offset by increased retention activity and autopay take rates.

Copper Broadband Customers

For the three and nine months ended September 30, 2025, we lost approximately 45,000 and 131,000 consumer copper broadband customers compared to a loss of approximately 55,000 and 156,000 for the three and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2025, we lost approximately 7,000 and 21,000 business and wholesale copper broadband customers, compared to a loss of approximately 6,000 and 18,000 in the three and nine months ended September 30, 2024, respectively.

Our average monthly consumer copper broadband churn was 2.57% and 2.30% for the three and nine months ended September 30, 2025, compared to 2.37% and 2.11% for the three and nine months ended September 30, 2024, respectively. The increase in consumer copper broadband churn was driven primarily by the impact of inflationary price increases.

Consumer Customers

Consumer customers increased 5% as of September 30, 2025, as compared to the prior year period.

Consumer customer gains were driven by net additions of fiber broadband customers, partially offset by reductions in our copper broadband and stand-alone voice customers. Customer preferences as well as our fiber investment initiatives resulted in an increase in the number of our consumer broadband customers and a migration of our customer base to fiber.

•We gained approximately 52,000 and 142,000 consumer customers for the three and nine months ended September 30, 2025, compared to a gain of approximately 22,000 and 47,000 consumer customers for the

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

three and nine months ended September 30, 2024, respectively, driven by growth in fiber broadband customers, partially offset by losses in copper broadband, voice and video customers.

•For the three and nine months ended September 30, 2025, we experienced a net gain of consumer broadband customers of approximately 80,000 and 217,000 as compared to a net gain of approximately 49,000 and 123,000 for the three and nine months ended September 30, 2024, respectively.

•The average monthly consumer revenue per customer (“consumer ARPC”) increased $0.07, or 0.1%, to $83.19 and $0.51, or 1%, to $84.02 for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The increase for the three and nine month periods was driven primarily by growth in fiber data and value-added services along with price increases, partially offset by declines in voice and video services.

Financial Results

	For the three months ended September 30,		%	For the nine months ended September 30,		%
($ in millions)	2025	2024	Change	2025	2024	Change
Data and Internet services	$1,120	$1,004	12%	$3,254	$2,934	11%
Voice services	272	301	(10)%	844	934	(10)%
Video services	63	83	(24)%	205	265	(23)%
Other	78	83	(6)%	247	250	(1)%
Revenue from contracts with customers	1,533	1,471	4%	4,550	4,383	4%
Subsidy and other revenue	17	18	(6)%	50	48	4%
Revenue	$1,550	$1,489	4%	$4,600	$4,431	4%

Operating expenses:
Cost of service	547	538	2%	1,600	1,576	2%
Selling, general, and administrative expenses	395	427	(7)%	1,318	1,304	1%
Depreciation and amortization	470	410	15%	1,372	1,196	15%
Restructuring costs and other charges	21	28	(25)%	73	88	(17)%
Total operating expenses	$1,433	$1,403	2%	$4,363	$4,164	5%

Operating income	117	86	36%	237	267	(11)%

Consumer	826	789	5%	2,464	2,365	4%
Business and Wholesale	707	682	4%	2,086	2,018	3%
Revenue from contracts with customers	$1,533	$1,471	4%	$4,550	$4,383	4%

Fiber revenue	956	867	10%	2,808	2,512	12%
Copper revenue	577	604	(4)%	1,742	1,871	(7)%
Revenue from contracts with customers	$1,533	$1,471	4%	$4,550	$4,383	4%

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

REVENUE

The table below presents our revenue by technology for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Fiber	$956	$867	$89	10%
Copper	577	604	(27)	(4)%
Revenue from contracts with customers (1)	1,533	1,471	62	4%
Subsidy revenue	17	18	(1)	(6)%
Total revenue	$1,550	$1,489	$61	4%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Fiber	$2,808	$2,512	$296	12%
Copper	1,742	1,871	(129)	(7)%
Revenue from contracts with customers (1)	4,550	4,383	167	4%
Subsidy revenue	50	48	2	4%
Total revenue	$4,600	$4,431	$169	4%

(1)Includes lease revenue of $12 million and $38 million for the three and nine months ended September 30, 2025 and $13 million and $40 million for the three and nine months ending September 30, 2024, respectively.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

The table below presents our revenue for our consumer and business and wholesale customers for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Consumer	$826	$789	$37	5%
Business and Wholesale	707	682	25	4%
Revenue from contracts with customers (1)	1,533	1,471	62	4%
Subsidy and other revenue	17	18	(1)	(6)%
Total revenue	$1,550	$1,489	$61	4%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Consumer	$2,464	$2,365	$99	4%
Business and wholesale	2,086	2,018	68	3%
Revenue from contracts with customers (1)	4,550	4,383	167	4%
Subsidy and other revenue	50	48	2	4%
Total revenue	$4,600	$4,431	$169	4%

(1)Includes lease revenue of $12 million and $38 million for the three and nine months ended September 30, 2025 and $13 million and $40 million for the three and nine months ended September 30, 2024, respectively.

We conduct business with a range of consumer, business and wholesale customers and we generate both recurring and non-recurring revenues. Recurring revenues are primarily billed at fixed recurring rates, with some services billed based on usage. Revenue recognition is not dependent upon significant judgments by management.

Consumer

For the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024:

•Consumer revenues were up 5% and 4% for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The revenue growth was the result of growth in fiber data and value-added service revenues along with inflationary price increases, offset by declines in voice, video, and copper broadband.

oConsumer fiber broadband revenues increased 26% for both the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.

oThis improvement is a result of higher consumer fiber broadband ARPU as well as increased consumer fiber broadband net customer additions due to our expanded fiber footprint and continued focus on product positioning in both new and existing markets.

•Consumer copper broadband revenues declined approximately 20% and 19% for the three and nine months ended September 30, 2025 as compared to the prior year periods. As our copper footprint transitions to fiber, we expect fewer copper sales opportunities and will proactively migrate certain existing broadband customers from copper to fiber, both of which will reduce our copper customer base and revenues.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Business and Wholesale

Our business and wholesale revenues were up 4% and 3% for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. This increase was driven by increases in data and internet services, partially offset by decreases in voice services revenue, predominantly in business. The increase in data and internet services was due to unit price increases in network access services and the continued growth of our fiber broadband customer base with a shift towards higher broadband speeds.

The table below presents our revenue by product and service type for the periods indicated:

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Data and Internet services	$1,120	$1,004	$116	12%
Voice services	272	301	(29)	(10)%
Video services	63	83	(20)	(24)%
Other	78	83	(5)	(6)%
Revenue from contracts with customers (1)	1,533	1,471	62	4%
Subsidy and other revenue	17	18	(1)	(6)%
Total revenue	$1,550	$1,489	$61	4%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Data and Internet services	$3,254	$2,934	$320	11%
Voice services	844	934	(90)	(10)%
Video services	205	265	(60)	(23)%
Other	247	250	(3)	(1)%
Revenue from contracts with customers (1)	4,550	4,383	167	4%
Subsidy and other revenue	50	48	2	4%
Total revenue	$4,600	$4,431	$169	4%

(1)Includes lease revenue of $12 million and $38 million for the three and nine months ended September 30, 2025 and $13 million and $40 million for the three and nine months ended September 30, 2024, respectively.

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

($ in millions)	For the three months ended	For the nine months ended
Data and Internet services revenue, September 30, 2024	$1,004	$2,934
Change in fiber broadband revenue	113	322
Change in copper broadband revenue	(25)	(77)
Change in other data and internet services	28	75
Data and Internet services revenue, September 30, 2025	$1,120	$3,254

Data and internet services revenue increased $116 million, or 12%, to $1,120 million and $320 million, or 11%, to $3,254 million, for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. The increase was driven by growth in fiber broadband and network access revenues, partly offset by declines in copper broadband revenue.

Voice services

We provide voice services consisting of traditional local and long-distance service and voice over Internet protocol (VoIP) service provided over our fiber and copper broadband networks. Voice services also include enhanced features such as call waiting, caller identification, and voice messaging services.

Voice services revenue declined $29 million, or 10%, to $272 million and $90 million, or 10%, to $844 million, for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. The decline was primarily due to net losses in business and consumer customers in addition to fewer customers bundling voice services with broadband as compared to the prior year periods, all partially offset by higher voice services ARPU.

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

Video services revenue declined $20 million, or 24%, to $63 million and $60 million, or 23%, to $205 million, for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. The decline was primarily driven by traditional video customer losses, partially offset by price increases as compared to the prior year periods.

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

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Other customer services revenue decreased $5 million, or 6%, to $78 million and $3 million, or 1%, to $247 million, for the three and nine months ended September 30, 2025, as compared to the prior year periods, driven by decreases in switched network access revenue and poles.

Subsidy and other revenue

Subsidy and other revenue was $17 million and $50 million for the three and nine months ended September 30, 2025, respectively, as compared to $18 million and $48 million for the three and nine months ended September 30, 2024, respectively.

OPERATING EXPENSES

The table below presents our operating expenses for the periods indicated:

	For the three months ended
	September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$547	$538	$9	2%
Selling, general, and administrative expenses	395	427	(32)	(7)%
Depreciation and amortization	470	410	60	15%
Restructuring costs and other charges	21	28	(7)	(25)%
Total operating expenses	$1,433	$1,403	$30	2%

	For the nine months ended
	September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Cost of Service	$1,600	$1,576	$24	2%
Selling, general, and administrative expenses	1,318	1,304	14	1%
Depreciation and amortization	1,372	1,196	176	15%
Restructuring costs and other charges	73	88	(15)	(17)%
Total operating expenses	$4,363	$4,164	$199	5%

Cost of service

Cost of service expenses include access charges and other third-party costs directly attributable to connecting customer locations to our network, and video content costs. Such access charges and other third-party costs exclude depreciation and amortization, and employee related expenses.

Cost of service increased $9 million and $24 million, for the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods. The increases in cost of service expense were driven by outside service rate and electricity increases resulting from higher inflation and storm-related costs. These increases were partially offset by video content costs as a result of declines in video customers and non-renewal of certain content agreements.

Selling, General, and Administrative

Selling, general, and administrative expenses (“SG&A expenses”) include the salaries, wages and related benefits and costs of corporate and sales personnel, travel, insurance, non-network related rent, advertising, and other administrative expenses.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

SG&A expenses decreased by $32 million for the three months ended September 30, 2025, as compared to the prior year periods. This decrease was primarily due to decreases in professional services, marketing and compensation, and insurance reimbursement for intellectual property legal expenses; offset by increases in commissions.

SG&A expenses increased by $14 million for the nine months ended September 30, 2025, as compared to the prior year periods. This increase was primarily due to increases in third-party commissions and other fees, primarily due to legal disputes and litigation settlements; offset by decreases in outside services, marketing, benefits and compensation and a settled dispute with the Chief Executive Officer of Frontier’s predecessor company in the prior year.

Depreciation and Amortization

For the three and nine months ended September 30, 2025 depreciation and amortization expenses increased $60 million and $176 million, respectively, as compared to the prior year periods. The increased depreciation and amortization expense was driven by higher depreciation expense as a result of higher property, plant and equipment in service.

Restructuring costs and other charges

Restructuring costs and other charges consist of consulting and advisory fees, workforce reductions, transformation initiatives, and other restructuring expenses.

For the three and nine months ended September 30, 2025, restructuring costs and other charges decreased $7 million and $15 million, respectively, as compared to the three and nine months ended September 30, 2024, primarily due to lower severance and employee costs, pension/OPEB special termination benefit enhancement costs related to a voluntary severance program, and consulting and legal costs due to the Verizon merger and other restructuring activities.

Pension and Other post-employment benefits (“OPEB”) costs

We allocate certain pension/OPEB expense to cost of service and SG&A expenses.

Total pension and OPEB service costs, excluding pension/OPEB special termination benefit enhancement were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2025	2024	2025	2024

Total pension/OPEB expenses	$14	$13	$38	$39
Less: costs capitalized into capital expenditures	(5)	(5)	(13)	(13)
Net pension/OPEB expense	$9	$8	$25	$26

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

OTHER NON-OPERATING INCOME AND EXPENSE

	For the three months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)

Investment and other income (loss), net	$(9)	$29	$(38)	(131)%
Interest expense	$(198)	$(203)	$5	(2)%
Income tax benefit	$(14)	$(6)	$(8)	133%

	For the nine months ended September 30,		$ Increase	% Increase
($ in millions)	2025	2024	(Decrease)	(Decrease)

Investment and other income, net	$54	$117	$(63)	(54)%
Interest expense	$(595)	$(601)	$6	(1)%
Income tax benefit	$(41)	$(13)	$(28)	NM

NM - Not meaningful

Investment and other income (loss), net

Investment and other income, net decreased by $38 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily attributable to a loss on building sales of $19 million, a $16 million reduction in interest and dividend income, and a $2 million reduction in pension benefit during the three months ended September 30, 2025.

Investment and other income, net decreased by $63 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This decrease was primarily attributable to a $38 million decrease in interest and dividend income, which reflected lower average cash and short-term investment balances during the current quarter; a $14 million decrease in post-retirement remeasurement loss; a  $19 million loss on building sales; and an $11 million decrease in Pension benefits;  partially offset by a $19 million increase in pension remeasurement gain during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Interest expense

For the three and nine months ended September 30, 2025, interest expense increased $5 million and $6 million, respectively, as compared to the corresponding periods in 2024. The increase in interest expense was primarily driven by a higher debt balance.

Income tax expense

During the three and nine months ended September 30, 2025, we recorded an income tax benefit of $14 million and $41 million, on pre-tax loss of $90 million and $304 million, respectively. During the three and nine months ended September 30, 2024, we recorded an income tax benefit of $6 million and $13 million on pre-tax loss of $88 million and $217 million, respectively.

Our effective tax rates for the three and nine months ended September 30, 2025, was 15.2% and 13.5% and for the three and nine months ended September 30, 2024 was 7.4% and 6.2%, respectively.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

(b) Liquidity and Capital Resources

As of September 30, 2025, we had liquidity of approximately $1,871 million, comprised of $336 million of cash and cash equivalents and the available capacity on our delayed draw term loan facility of $820 million and available capacity on our undrawn revolving credit facility of $715 million.

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

Analysis of Cash Flows

As of September 30, 2025, we had cash and cash equivalents aggregating $336 million. For the nine months ended September 30, 2025, we used cash flow from operations, cash on hand, and cash from borrowings principally to fund our cash investing and financing activities, which were primarily capital expenditures.

As of September 30, 2025, we had a working capital deficit of $2,198 million compared to a working capital deficit of $1,029 million at December 31, 2024. The primary drivers for the increase to the working capital deficit at September 30, 2025 were a decrease of $414 million in cash and cash equivalents, an increase in other current liabilities of $572 million, an increase in accounts payable and accrued liabilities of $216 million, and an increase of $59 million in accrued interest, partially offset by an increase in accounts receivable of $62 million and an increase in income taxes and other current assets of $33 million, as compared to the period ended December 31, 2024.

Cash Flows provided from Operating Activities

Cash flows provided from operating activities increased $173 million to $1,500 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The overall increase in operating cash flows was primarily the result of changes in depreciation and amortization and accounts payable and other liabilities offset by a decrease in profit.

We paid $2 million in net cash taxes during the nine months ended September 30, 2025, compared to $8 million in tax refunds received during the nine months ended September 30, 2024.

Cash Flows used by Investing Activities

Cash flows used by investing activities were $2,415 million for the nine months ended September 30, 2025, compared to cash flows used by investing activities of $898 million for the prior year period. The decrease was driven by $430 million in higher capital expenditures in the current year period and the non-recurrence of $1,075 million in sales of short-term investments in the prior year period as compared to the current year period.

Capital Expenditures

For the nine months ended September 30, 2025 and 2024, our capital expenditures were $2,421 million and $1,991 million, respectively. The increase in capital expenditures is offset by the decrease in capital related vendor financing payments.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Cash Flows used by Financing Activities

Cash flows provided from financing activities increased $619 million to $431 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024. The increase in financing activities was primarily driven by a decrease in long-term debt principal payments and a decrease in vendor financing payments in 2025.

Capital Resources

Our primary anticipated uses of liquidity are to fund the costs of operations, working capital and capital expenditures and to fund interest payments on our long-term debt. Our primary sources of liquidity are cash flows from operations, cash on hand and borrowing capacity under our $1,500 million DDTL Facility and $925 million Revolving Facility (as reduced by $210 million of revolver Letters of Credit and as reduced by $200 million of DDTL Facility letters of credit). As of September 30, 2025, there was $820 million of undrawn capacity under our DDTL Facility and $715 million of undrawn capacity under our Revolving Facility. In addition, we may draw up to an additional $150 million under the Convertible Note.

We have negotiated payment terms with certain of our vendors, (referred to as vendor financing), which are excluded from capital expenditures and reported as financing activities. As of September 30, 2025 and December 31, 2024 we had $0 million and $16 million, respectively, of vendor financing liabilities included in “Other current liabilities” on our consolidated balance sheet. Capital expenditures for the nine months ended September 30, 2025 were $2,421 million, and when including $16 million cash paid for vendor financing, capital investment was $2,437 million.

We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2025, that our operating cash flows and existing cash balances will be adequate to finance our working capital requirements, fund capital expenditures, make required debt interest and principal payments, pay taxes and make other payments over the next twelve months. A number of factors, including but not limited to, loss of customers, pricing pressure from increased competition, lower subsidy and switched access revenues, and the impact of economic conditions may negatively affect our cash generated from operations. If the closing of the Verizon transaction were to be delayed, we may pursue additional sources of liquidity, including accessing the Incremental Term Loan under the DDTL facility.

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

As of September 30, 2025, we were in compliance with all of the covenants under our existing indentures and the Amended and Restated Credit Agreement.

Warehouse Facilities

The Warehouse Credit Agreement includes covenants and restrictions customary for transactions of this type. The DDTL Facility contains a financial covenant which provides that the subsidiary borrower must comply with a total leverage ratio of no more than 6.75:1.00 and a debt service coverage ratio of at least 2.00:1.00, in addition to other customary conditions.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

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

On January 30, 2020, the FCC adopted an order establishing the RDOF competitive reverse auction to provide support to serve high-cost areas. Frontier was awarded approximately $371 million over ten years to build gigabit-capable broadband over a fiber-to-the-premises network to approximately 127,000 locations in eight states (California, Connecticut, Florida, Illinois, New York, Pennsylvania, Texas, and West Virginia). We began receiving RDOF funding in the second quarter of 2022 and we will be required to complete the buildout to the awarded locations meeting certain annual milestones starting in December 31, 2025 through December 31, 2028. To the extent that Frontier is unable to fulfill the RDOF requirements, meet the milestones or construct to all locations by the required deadlines, funding to us could be withheld or discontinued and Frontier could be required to return a portion of funds previously received and may be subject to certain fines, requirements and obligations. Fines and penalties could also be assessed to the extent Frontier were ever to decide to surrender RDOF locations previously awarded.

In November 2021, Congress passed the IIJA which provides $65 billion to fund broadband connectivity programs, including broadband deployment to unserved and underserved locations. The National Telecommunications and Information Administration (NTIA) is administering the principal last mile infrastructure funding program in the amount of $42.5 billion, the Broadband Equity, Access & Deployment Program (BEAD), and will distribute funding through direct grants to states, who will then award the funds based on competitive grant programs. The NTIA has allocated approximately $25.5 billion to states in Frontier’s footprint. We participated in the Frontier’s state challenge programs and pre-application and application processes. We are continuing to actively pursue awards of these stimulus funds; however, any awards that we ultimately receive under the IIJA may require significant up-front capital expenditures or other costs.

On June 6, 2025, NTIA issued a BEAD Restructuring Policy Notice to modify and replace certain requirements outlined in the BEAD Notice of Funding Opportunity. The Policy Notice rescinded all preliminary and provisional subgrantee award selections and requires states to run at least one Benefit of the Bargain application round, in which minimal BEAD program outlay is the principal selection criteria. NTIA prohibited states from awarding additional points for 100% fiber projects but permitted them to prioritize “priority broadband projects” as that term is defined in the Infrastructure Investment and Jobs Act. The NTIA’s changes did not reduce the amount of funding allocated to each

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

state for broadband infrastructure but eliminated certain potentially costly obligations associated with accepting BEAD awards, including middle-class affordability and low-cost offer pricing standards, open access, and climate change requirements, among others, and has set per location maximum subsidy thresholds, which differ from state to state, that is likely to result in more locations being funded for broadband solutions other than fiber. It is uncertain whether these changes will impact Frontier’s success in securing BEAD awards. We are closely tracking developments in this area, and additional revisions to the program or Benefit of the Bargain process could have a material adverse effect on the BEAD program, any funding we receive, and the costs of completing BEAD award projects.

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

Interest Rate Exposure

Our exposure to market risk for changes in interest rates relates primarily to the interest-bearing portion of our pension investment portfolio and the related actuarial liability for pension obligations, as well as our floating rate indebtedness. As of September 30, 2025, 88% of our total debt had fixed interest rates. We had no interest rate swap agreements in effect at September 30, 2025. We believe that our currently outstanding obligation exposure to interest rate changes is minimal.

Our objectives in managing our interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, only the $1.0 billion term loan facility and the $480 million drawn on our $1.5 billion DDTL facility has a floating rate at September 30, 2025. The annual impact of a 100 basis points increase in the SOFR would result in approximately $15 million of additional interest expense, provided that the SOFR rate exceeds the SOFR floor. An adverse change in interest rates would increase the amount that we pay on our variable rate obligations and could result in fluctuations in the fair value of our fixed rate obligations. Based upon our overall interest rate exposure, a near-term change in interest rates would not materially affect our consolidated financial position, results of operations or cash flows.

At September 30, 2025, the fair value of our debt was estimated to be approximately $12.3 billion, based on quoted market prices, our overall weighted average borrowing rate was 6.774% and our overall weighted average maturity was approximately 4 years.

Our discount rate assumption for our pension benefit obligation is determined at least annually, or whenever required, with assistance from our actuaries. The discount rate is based on the pattern of expected future benefit payments and the prevailing rates available on long-term, high quality corporate bonds with durations approximate to that of our benefit obligation. As of December 31, 2024, the discount rate utilized in calculating our benefit plan obligation was 5.60%. As of March 31, 2025, the last remeasurement date, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

The discount rate assumption for our OPEB obligation is determined in a similar manner to the pension plan. As of December 31, 2024, our discount rate utilized in calculating our benefit plan obligation was 5.70%. As of March 31, 2025, the last remeasurement date, the discount rate utilized in calculating our benefit plan obligation was 5.50%.

Equity Price Exposure

Our exposure to market risks for changes in equity security prices as of September 30, 2025 is primarily limited to our pension plan assets. We have no other security investments of any significant amount.

The value of our pension plan assets increased $188 million from $2,328 million at December 31, 2024 to $2,516 million at September 30, 2025. This increase primarily resulted from changes in the market value of investments of $193 million, net of plan expenses, and contributions of $112 million, offset by benefit payments to participants of $117 million.

PART I. FINANCIAL INFORMATION (Continued)

FRONTIER COMMUNICATIONS PARENT, INC. AND SUBSIDIARIES

(Unaudited)

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, September 30, 2025, that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in an evaluation thereof that occurred during the first nine months of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings (including individual, class and putative class actions as well as federal and state governmental investigations) arising in the normal course of our business covering a wide range of matters and types of claims including, but not limited to, general contracts, billing disputes, rights of access, taxes and surcharges, consumer protection, trademark, copyright and patent infringement, employment, regulatory, tort, claims of competitors and disputes with other carriers. Such matters are subject to uncertainty and the outcome of individual matters is not predictable. However, we believe that the ultimate resolution of these matters, after considering insurance coverage or other indemnities to which we are entitled, will not have a material adverse effect on our financial position, results of operations, or cash flows. For more information regarding pending and threatened legal actions and proceedings see Note 18 - ‘‘Commitments and Contingencies’’ to the Consolidated Financial Statements included in Part I of this report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2025, the Company, Frontier Holdings and Verizon Communications Inc. (the “Holder”) entered into a Convertible Unsecured Promissory Note (the “Convertible Note”) pursuant to which Verizon has agreed to extend a maximum initial principal amount of credit of up to $200 million to Frontier Holdings, with $50 million drawn at issuance.  Borrowings under the Convertible Note bear interest at the arms-length variable rate of Daily Simple SOFR plus 0.87% per annum, payable quarterly in cash or in kind at Frontier Holdings’ option, and may be repaid in cash by Frontier Holdings in full or in part at any time prior to the termination of the Merger Agreement.  The Convertible Note constitutes unsecured senior indebtedness of Frontier Holdings, and ranks equal in right of payment with all of its outstanding and future senior indebtedness and senior in right of payment to all of its subordinated obligations. Unless previously repaid or converted, the Convertible Note and all interest accrued thereon will be due and payable in full on August 27, 2028.

Upon termination of the Merger Agreement, any outstanding borrowings under the Convertible Note, and any accrued but unpaid interest thereon, will automatically, subject to limited exceptions, convert into shares of Frontier common stock at a conversion price of $38.50 per share. The Convertible Note was issued to Verizon in reliance on a private placement exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.  Frontier expects to use the proceeds from the Convertible Note for general corporate purposes.

Item 5. Other Information

(c) During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following materials from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Equity (Deficit); (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

	104	Cover Page from Frontier’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER COMMUNICATIONS PARENT, INC.

By: /s/ William McGloin
William McGloin
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Date: October 28, 2025